Form 10-Q
period 1996-05-31
QUINTEL ENTERTAINMENT INC
filed 1996-07-15
CIK 1000297

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------

                         Commission file number 0-27046

                           QUINTEL ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                         22-3322277
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)

         One Blue Hill Plaza
         Pearl River, New York                              10965
         (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:   (914) 620-1212

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

- --------------------------------------------------------------------------------

         The number of shares outstanding of the Registrant's common stock is 15,246,234 (as of 7/10/96).

                           QUINTEL ENTERTAINMENT, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           QUARTER ENDED MAY 31, 1996
                               ITEMS IN FORM 10-Q

                                                                         PAGE
                                                                         ----
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements                                    3

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and
                    Results of Operations                                 8

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                      16

Item 2.           Changes in Securities                                  N/A

Item 3.           Defaults Upon Senior Securities                        N/A

Item 4.           Submission of Matters to
                    a Vote of Security Holders                           16

Item 5.           Other Information                                      N/A

Item 6.           Exhibits and Reports on Form 8-K                       17


SIGNATURES

                         PART I. FINANCIAL INFORMATION

                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    MAY 31,         NOVEMBER 30,
                                                     1996              1995
                                                  ------------      ------------
ASSETS:                                           (UNAUDITED)
Current assets:
  Cash and cash equivalents                       $ 16,519,449      $  3,570,468
  Accounts receivable, trade                         7,349,639        10,097,629
  Deferred tax asset                                 3,768,801            39,957
  Due from related parties                             691,950            67,162
  Prepaid expenses and other current assets          2,572,996           381,292
                                                  ------------      ------------
      Total current assets                          30,902,835        14,156,508

Property and equipment, at cost, net of
  accumulated depreciation                             240,550           142,369
Investment in joint venture, at equity               1,462,400         1,345,304
Other assets                                           108,264         1,325,775
                                                  ------------      ------------
                                                  $ 32,714,049      $ 16,969,956
                                                  ============      ============

LIABILITIES:
Current liabilities:
  Note payable                                    $    684,713
  Accounts payable                                   1,346,399      $  1,269,647
  Accrued expenses                                   1,014,449         2,351,644
  Reserve for customer chargebacks                   5,853,781         4,025,130
  Loans payable                                      1,685,383         2,643,522
  Due to related parties                             2,850,839           354,751
  Income taxes payable                               1,419,505           294,187
                                                  ------------      ------------
      Total liabilities                             14,855,069        10,938,881
                                                  ------------      ------------
STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value;
  1,000,000 shares authorized;
  none issued and outstanding
Common stock - $.001 par value;
  authorized 50,000,000 shares; issued
  and outstanding 15,236,167 and
  12,000,000 shares, respectively                       15,236            12,000
Additional paid-in capital                          14,534,421           441,258
Retained earnings                                    3,309,323         5,597,817
Less subscriptions receivable                                            (20,000)
                                                  ------------      ------------
      Total stockholders' equity                    17,858,980         6,031,075
                                                  ------------      ------------
                                                  $ 32,714,049      $ 16,969,956
                                                  ============      ============

See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                         ------------------------------      ------------------------------
                                                     MAY 31,                            MAY 31,
                                             1996              1995              1996              1995
                                         ------------      ------------      ------------      ------------
Net revenue                              $ 13,765,685      $ 12,074,304      $ 29,784,256      $ 20,289,303
Cost of sales                              12,127,246         8,430,024        24,805,226        15,239,225
                                         ------------      ------------      ------------      ------------
         Gross profit                       1,638,439         3,644,280         4,979,030         5,050,078

Selling, general and
   administrative expenses                  1,188,499           796,143         3,261,873         1,292,390
                                         ------------      ------------      ------------      ------------
                                              449,940         2,848,137         1,717,157         3,757,688

Interest expense                              (90,901)         (125,236)         (230,862)         (143,921)
Other income, net                              71,802           183,200           437,912           183,200
Equity in earnings of joint venture           712,066           488,655         3,149,096           646,443
                                         ------------      ------------      ------------      ------------
                                            1,142,907         3,394,756         5,073,303         4,443,410

Provision for income taxes                    547,455           101,450           175,662           103,585
                                         ------------      ------------      ------------      ------------
      Net income                         $    595,452      $  3,293,306      $  4,897,641      $  4,339,825
                                         ============      ============      ============      ============
Pro Forma Data (Note 1):

  Income before pro forma adjustments    $  1,142,907      $  3,394,756      $  5,073,303      $  4,443,410

Pro forma income tax provision                547,455         1,315,468           175,662         1,721,882
                                         ------------      ------------      ------------      ------------
  Pro forma net income                   $    595,452      $  2,079,288      $  4,897,641      $  2,721,528
                                         ------------      ------------      ------------      ------------
Pro forma net income per share           $       0.04      $       0.17      $       0.31      $       0.23
                                         ============      ============      ============      ============

Weighted average common shares
  outstanding                             15,778,844         12,000,000        15,778,844        12,000,000
                                         ============      ============      ============      ============

See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     SIX MONTHS ENDED
                                                              ------------------------------
                                                                 MAY 31,           MAY 31,
                                                                  1996              1995
                                                              ------------      ------------
Cash flows from operating activities:
  Net income                                                  $  4,897,641      $  4,339,825
  Items not affecting cash:
    Depreciation and amortization                                   21,808             3,907
    Reserve for customer chargebacks                             1,828,651         1,199,147
    Deferred income taxes                                       (3,728,844)           19,509
    Equity in net earnings of joint venture, net
      of dividends received                                       (117,096)           (6,443)
  Changes in assets and liabilities:
    Accounts receivable                                          2,747,990        (5,315,677)
    Prepaid expenses and other current assets                   (2,214,984)         (536,506)
    Accounts payable                                                76,752           779,107
    Income tax payable                                           1,125,318            84,076
    Due to related parties                                       1,871,300           (99,656)
    Other, principally accrued expenses                            (32,915)         (405,512)
                                                              ------------      ------------
      Net cash provided by operating activities                  6,475,621            61,777
                                                              ------------      ------------
Cash flows from investing activities:
  Investment in joint venture                                                        (25,000)
  Capital expenditures                                            (119,989)          (61,372)
                                                              ------------      ------------
      Net cash used in investing activities                       (119,989)          (86,372)
                                                              ------------      ------------
Cash flows from financing activities:
  Proceeds from collection of common stock subscription             20,000
  Proceeds from issuance of common stock, net                   13,402,075
  Proceeds from exercise of stock options                           55,835
  Distributions to shareholders                                 (3,000,000)       (2,121,137)
  Principal payments on notes payable to shareholders           (2,926,422)
  Loans payable, net                                              (958,139)        2,887,560
                                                              ------------      ------------
      Net cash provided by financing activities                  6,593,349           766,423
                                                              ------------      ------------
Net increase in cash and cash equivalents                       12,948,981           741,828

Cash and cash equivalents, beginning of period                   3,570,468           981,073
                                                              ------------      ------------
Cash and cash equivalents, end of period                      $ 16,519,449      $  1,722,901
                                                              ============      ============
Non-cash financing activities:
   Notes issued to shareholders for undistributed
     S corporation earnings                                   $  3,611,135
   Contribution of capital from S corporation                      575,000

See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       GENERAL:

         The consolidated financial statements for the three and six month periods ended May 31, 1996 and May 31, 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and Quarterly Report on Form 10-Q for the quarter ended February 29, 1996. The results of operations for the three and six months ended May 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending November 30, 1996.

2.       EARNINGS PER SHARE:

         Pro forma net earnings per share have been computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the period, computed in accordance with the treasury stock method.

3.       ADVERTISING EXPENSES:

         The Company expenses all advertising costs during the year in which they are incurred, except for certain media costs. For interim purposes, media costs are expensed as the advertising occurs. Included in prepaid expenses and other current assets is approximately $611,265 relating to prepaid advertising at May 31, 1996. All costs will be expensed prior to year end. Total advertising expense incurred for the three months ended May 31, 1996 and May 31, 1995 were $6,946,526 and $4,276,612, respectively, and for the six months ended May 31, 1996 and May 31, 1995 were $12,498,775 and $5,451,941, respectively.

4.       NEW LAUDERDALE:

         On January 17, 1996, the Company entered into a letter of intent to acquire the remaining 50% interest of New Lauderdale, L.C. from PRN. In payment for the interest being acquired, the Company has agreed to issue to PRN 3,200,000 shares of its common stock. Shares totalling up to 1,200,000 shall be subject to forfeiture in the event New Lauderdale's programs do not achieve certain agreed-upon pre-tax earning levels for 1996 or the first and second quarters of that year. As of the six months ended May 31, 1996, all earning levels have been achieved.

         In addition, the Company may make available to PRN's shareholders an interest-bearing loan secured by the shares issued to cover a portion of their tax liability attributable to the transaction in the event that the Company's stock trades below certain levels. The loan shall be due and payable no later than two years from the date it is made, or sooner, if the Company's stock trades at certain levels. Consummation of this transaction is subject to the parties completing due diligence, securing requisite corporate and other approvals and the execution of definitive acquisition agreements. The following is condensed financial data for New Lauderdale:

                            3 MONTHS ENDED                  6 MONTHS ENDED
                      ---------------------------     ---------------------------
                                MAY 31,                         MAY 31,
                         1996            1995            1996            1995
                      -----------     -----------     -----------     -----------
                               (UNAUDITED)                    (UNAUDITED)
     Net revenues     $19,657,602     $ 4,060,149     $41,904,148     $ 5,358,688
     Gross profit       2,833,513       1,428,447       8,678,575       1,813,633
     Net income         1,424,132         977,309       6,298,192       1,292,885


5.       NEW SUBSIDIARIES:

         The Company formed three new wholly-owned subsidiaries during May 1996. Quintel Products, Inc. and Quintelco, Inc. were formed for the purpose of developing new business opportunities. NL Corp. was formed for the purpose of acquiring the remaining 50% interest in New Lauderdale, L.C. (see Note 4). During the three and six month periods ended May 31, 1996, Quintelco, Inc. and NL Corp. were inactive. Quintel Products, Inc.'s operations were not significant during its start-up month of May, 1996.

6.       SUBSEQUENT EVENT:

         During July 1996, the Company entered into a joint venture agreement with Paragon Cellular Services, Inc., an unrelated party, to form Quintel Cellular, LLC, a Delaware limited liability company. The Company will retain a 50% interest in the joint venture and will account for it under the equity method of accounting. Quintel Cellular, LLC expects to market, lease and sell cellular telephones and related services.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 1996 AND MAY 31, 1995

     Net revenue for the three months ended May 31, 1996 was $13,765,685, an increase of $1,691,381 or 14% as compared to $12,074,304 for the three months ended May 31, 1995. The increase in net revenue was attributable to increased calls to the Company's "900" number entertainment services. For the three months ended May 31, 1996, net revenues from the Company's enhanced voice mail network services product ("VM product") approximated 3% of net revenues and net revenues from "900" number entertainment services approximated 97% of net revenues. For the three months ended May 31, 1995, net revenues from the VM product (marketed as membership clubs ("Club product") in such three months) approximated 46% of net revenues and net revenues from "900" number entertainment services approximated 54% of net revenues. The Provision for Chargebacks for the three months ended May 31, 1996 was $10,297,178, an increase of $6,641,823, or 182%, as compared to $3,655,355 for the three months ended May 31, 1995. The increase in gross revenues has been partially offset by the rate of consumer chargebacks. A discussion of chargebacks appears later in this section under the caption "Increased Chargebacks, Regional Telephone Carrier and Regulatory Matters."

     Cost of sales for the three months ended May 31, 1996 was $12,127,246, an increase of $3,697,222, or 44%, as compared to $8,430,024 for the three months ended May 31, 1995. The increase was primarily attributable to increased service bureau fees and increases in advertising costs. Cost of sales as a percentage of net revenue increased to approximately 88% from approximately 70%
for these periods.   As customers receive entertainment services, the Company
recognizes revenues and incurs the costs of fulfillment, including transmission, billing and collection, psychic and other costs. However, as chargebacks are recognized, the related revenues are refunded while the cost burden remains. Therefore the effect of increased chargebacks in the current quarter was a contributing factor to the increase in cost of sales as a percentage of net revenue.

     Selling, general and administrative expenses for the three months ended May 31, 1996 were $1,188,499, an increase of $392,356, or 49%, as compared to
$796,143 for the three months ended May 31, 1995. This increase was primarily attributable to increases in the Company's personnel and the Company's relocation to larger office space to accommodate the growth of its operations.

     Interest income of $142,497 for the three months ended May 31, 1996 related to the investing in short term securities of a portion of the proceeds of the initial public offering of the Company's common stock.

     For the three months ended May 31, 1996, the Company recognized equity in earnings of the New Lauderdale joint venture of $712,066, $782,000 of which was distributed to the Company during such three months. This compares to $488,655 equity in earnings and $640,000 distributed for the comparable prior period. Such increases reflect New Lauderdale's increased earnings which were affected
by increased chargebacks.   New Lauderdale experienced increased chargebacks
similar to those experienced by the Company and the discussion under the caption "Increased Chargebacks, Regional Telephone Carrier and Regulatory Matters" later in this section also applies to New Lauderdale. The recognized equity in earnings reflects the Company's 50% interest in New Lauderdale's income for such period. In the event that the Company acquires the remaining 50% interest in New Lauderdale, as is presently contemplated, the Company will no longer account for New Lauderdale's operations under the equity method of accounting, but instead will treat New Lauderdale as a subsidiary and include its results of operations on a consolidated basis in the Company's consolidated financial statements from the date of acquisition.

     The Net Tax Provision of $547,455 for the three months ended May 31, 1996 was calculated using C corporation statutory rates.

     Net income decreased to $595,452 for the three months ended May 31, 1996 from $3,293,306 for the prior comparable period, a decrease of $2,697,854, or 82%. This decrease was primarily due to increased chargebacks. A discussion of chargebacks appears later in this section under the caption "Increased Chargebacks, Regional Telephone Carrier and Regulatory Matters."

SIX MONTHS ENDED MAY 31, 1996 AND MAY 31, 1995

     Net revenue for the six months ended May 31, 1996 was $29,784,256, an increase of $9,494,953 or 47% as compared to $20,289,303 for the six months ended May 31, 1995. The increase in net revenue was attributable to increased enrollments, during the three months ended February 29, 1996, in the Company's VM product, which were originally marketed as the Club product, and increased calls to the Company's "900" number entertainment services during all of the six months ended May 31, 1996. For the six months ended May 31, 1996, VM product net revenues approximated 29% of net revenues and "900" number entertainment services approximated 71% of net revenues. For the six months ended May 31, 1995, VM product (marketed as Club product in such six months) net revenues approximated 45% of net revenues and "900" number entertainment services approximated 55% of net revenues. The Provision for Chargebacks for the six months ended May 31, 1996 was $19,970,251, an increase of $13,386,801, or 203%, as compared to $6,583,450, for the six months ended May 31, 1995. The increase in gross revenues has been partially offset by the rate of consumer chargebacks. A discussion of chargebacks appears later in this section under the caption "Increased Chargebacks, Regional Telephone Carrier and Regulatory Matters."

     Cost of sales for the six months ended May 31, 1996 was $24,805,226, an increase of $9,566,001, or 63%, as compared to $15,239,225 for the six months ended May 31, 1995. The increase was primarily attributable to increased service bureau fees and increases in advertising costs. Cost of sales as a percentage of net revenue increased to approximately 83% from approximately 75% for these periods. As customers receive entertainment services, the Company recognizes revenues and incurs the costs of fulfillment, including transmission, billing and collection, psychic and other costs. However, as chargebacks are recognized, the related revenues are refunded while the cost burden remains. Therefore the effect of increased chargebacks in the current quarter was a contributing factor to the increase in cost of sales as a percentage of net revenue.

     Selling, general and administrative expenses for the six months ended May 31, 1996 were $3,261,873, an increase of $1,969,483, or 152%, as compared to
$1,292,390 for the six months ended May 31, 1995. This increase was primarily attributable to increases in the Company's personnel and the Company's relocation to larger office space to accommodate the growth of its operations.

     Interest income of $284,698 for the six months ended May 31, 1996 related to the investing in short term securities of a portion of the proceeds of the initial public offering of the Company's common stock.

     For the six months ended May 31, 1996, the Company recognized equity in earnings of the New Lauderdale joint venture of $3,149,096, $3,032,000 of which was distributed to the Company during such six months. This compares to $646,443 equity in earnings and $640,000 distributed for the comparable prior period. Such increases reflect New Lauderdale's increased earnings which were affected by increased chargebacks. New Lauderdale experienced increased chargebacks similar to those experienced by the Company and the discussion under the caption "Increased Chargebacks, Regional Telephone Carrier and Regulatory Matters" later in this section also applies to New Lauderdale. The recognized equity in earnings reflects the Company's 50% interest in New Lauderdale's income for such period. New Lauderdale commenced operations during the six months ended May 31, 1995 and the Company recognized equity in earnings of joint venture of $646,443 for such six months. In the event that the Company acquires the remaining 50% interest in New Lauderdale, as is presently contemplated, the Company will no longer account for New Lauderdale's operations under the equity method of accounting, but instead will treat New Lauderdale as a subsidiary and include its results of operations on a consolidated basis in the Company's consolidated financial statements from the date of acquisition.

     The Net Tax Provision of $175,662 for the six months ended May 31, 1996 included a deferred tax benefit relating to the benefit received when the Company converted to the accrual basis of accounting in connection with the termination of its S corporation status.

     Net income increased to $4,897,641 for the six months ended May 31, 1996 from $4,339,825 for the prior comparable period, an increase of $557,816, or 13%. This increase was primarily due to the increase of $2,502,653 in income attributable to the Company's 50% equity interest in New Lauderdale, partially offset by the decrease in income from operations of $2,040,531 which was due to increased chargebacks. A discussion of chargebacks appears later in this section under the caption "Increased Chargebacks, Regional Telephone Carrier and Regulatory Matters."


LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $16,047,766 at May 31, 1996. The Company has historically financed its working capital requirements principally through cash flow from operations and receivables financing. In December 1995, the Company received net proceeds of approximately $13,402,000 from the initial public offering of its shares of Common Stock.

     The Company's primary cash requirements have been to fund the cost of advertising and promotion. Chargebacks are paid currently from receivables due from carriers through the Company's service bureaus. Other than the purchase of equipment in connection with the establishment of in-house telemarketing operations, the expansion of its customer service department and the relocation to larger headquarters offices, the Company currently has no plans or material commitments for capital expenditures. The Company anticipates, based on currently proposed plans and assumptions relating to its operations (including the substantial costs associated with its proposed advertising and marketing activities), that projected cash flow from operations and available cash resources, including its financing arrangements with service bureaus, will be sufficient to satisfy its anticipated cash requirements for at least the next twelve months. The Company does not currently have any long-term obligations and does not currently intend to incur any such obligations in the future.

     During May, 1996, the Company formed three new wholly owned subsidiaries, Quintel Products, Inc., Quintelco, Inc. and NL Corp. During the three months ended May 31, 1996, only Quintel Products, Inc. was active. During May, 1996, its start up month, Quintel Products contributed an immaterial amount to net income and did not impose any significant cash requirements on the Company. During the next twelve months, none of these new subsidiaries are expected to change the working capital or cash requirements of the Company as discussed above.

     During July, 1996, the Company entered into a joint venture agreement with Paragon Cellular Services, Inc., an unrelated party, to form Quintel Cellular, LLC. The Company will retain a 50% interest in the joint venture. The joint venture agreement requires the Company to provide loans to Quintel Cellular, LLC in the initial amount of $250,000 with additional amounts at the Company's discretion. Such loans would bear interest at the rate of 7% per annum and be repaid in installments as a percentage of the joint venture's retained earnings. The Company expects to be able to fund such loans from its operating cash flow over the next twelve months and that such loans, if extended, would not have an adverse effect on the working capital position of the Company.

INCREASED CHARGEBACKS, REGIONAL TELEPHONE CARRIER AND REGULATORY MATTERS

     During the previous quarter (the three month period ended February 29, 1996), the Company increased marketing activities and experienced high enrollments of new customers which caused the Company to experience a high level of acceptance difficulties with its VM product. These acceptance difficulties occurred at two levels, consumer and regional telephone carrier.

     At the consumer level, customers did not always relate the VM product billing description on their telephone bills to the entertainment service that they purchased. This prompted an increase in customer service inquiries to both the Company and ESBI, the billing service bureau conduit to the regional telephone carriers and telephone companies. Accordingly, for the first six months of 1996, the Company experienced a higher level of customer cancellations and chargebacks relating to the $19.95 per month VM product. Management believes that its VM products can be successfully modified and repositioned with shifts in emphasis as part of the marketing process. The Company and ESBI expanded their customer service departments during the three months ended February 29, 1996 to better educate the consumer about the product. Telemarketing efforts during the three months ended May 31, 1996 were reduced as the marketing shift is being accomplished. Although there can be no assurance that these marketing efforts and changes will be successful, management anticipates that the marketing shift along with the expansions in customer service will reduce customer cancellations and chargebacks for the VM product to acceptable levels. Several variations, including different pricing structures, of a substantially revised VM product continue to be tested with many tests yielding positive results. Management expects one or more of the successful versions to be actively marketed during the second half of the fiscal year. The pace of telemarketing and enrollments will proceed gradually, along with increased customer service support, so as not to repeat the difficulties of the first half of the fiscal year. Due to the telephone company billing and collection delays inherent in this business, the higher cancellation and chargeback level began in the first quarter of fiscal 1996, continued during the second quarter of fiscal 1996 and may continue into the third quarter of fiscal 1996.

     At the regional telephone carrier level, five of the regional telephone carriers suspended billing of the Company's VM products at different times during the first six months of 1996. The suspensions were the result of the carriers' belief that the Company and ESBI were unable to provide adequate customer services to VM product customers in the regions serviced by the carriers. The Company did not anticipate the increase in customer service calls during the first three months of fiscal 1996 and was not able to adequately handle the increased customer service call volume. As stated above, both the Company and ESBI expanded their customer service departments in response to such needs. Four of the five carriers, in reaching their decisions, specifically addressed the Company's VM product and the remaining carrier addressed the billing platform that encompasses the Company's VM product. The Company has already resumed billing the VM product with three of the carriers that specifically addressed the difficulties associated with the VM product. For the carrier that addressed the difficulties associated with the billing platform, the Company resumed billing through an alternate platform with another service bureau. For the four carriers that resumed billings, the suspensions each lasted less than sixty (60) days and did not have a material impact on the Company's cash flows and operations.

     The Company completed negotiations with the final carrier that suspended VM product billings and this carrier has agreed to resume the Company's VM product billings in August. However, the delays in this process resulted in lost revenues. During the first six months of fiscal 1996, VM product net revenues billed through this carrier approximated 10% of total net revenues. Marketing shifts between the VM Product and "900" business are expected to partially offset the impact of this carrier's suspension. Though the full amount of the impact of the lost revenues is presently not known, the Company did incur marketing and fulfillment costs in this carrier's region during the first six months of fiscal 1996. Therefore, the impact to date has been significant as costs were incurred without a corresponding revenue stream. Additional costs for the VM product in this carrier's region will not be incurred until VM product billings in this region are resumed.

     The VM product is independent of the Company's "900" number entertainment services and these difficulties do not impact the "900" number portion of the Company's business. The carrier billing suspensions of the VM product are also limited to the geographic regions serviced by the individual carriers.

     The Company intends to continue its promotion of a VM product or similar voice-mail entertainment services concept as previously discussed. Also, as previously discussed, recent shifts in marketing and other strategies have increased the Company's "900" business net revenues, both absolutely and in relation to the VM product. Therefore, the Company expects that revenues from the VM (or similar) product will account for a decreasing portion of the Company's net revenues in the future. Since any reduction in VM product contributions to total net revenues are expected to be more than offset by increases in the Company's "900" business net revenues, total net revenues are expected to increase. However no assurance can be given that these projections will prove to be accurate.

     In the normal course of business, all of the Company's entertainment services and advertisements are reviewed by the Company's regulatory counsel, and management believes that the Company is in substantial compliance with all material federal and state laws and regulations governing its provision of "500," "800" and "900" number entertainment services, all of its billing and collection practices and the advertising of its services and has obtained or is in the process of obtaining all licenses and permits necessary to engage in telemarketing activities. Although the Company from time to time receives requests for information from, or is forwarded consumer complaints by, regulatory authorities, the Company has not been subject to any enforcement actions by any regulatory authority. Nevertheless, civil investigative demands have been received from the Attorneys' General of the States of Idaho, Missouri, New York, Pennsylvania and Texas, as well as from the Tennessee Public Service Commission, seeking certain information relating to the Company. Certain information relating to the Company's programs also has been subpoenaed by the Attorney General of the State of Texas from West Outbound and from the Attorneys' General of the States of Texas and Idaho from ESBI. The Company believes that the information has been sought as part of pending investigations in connection with certain of the Company's marketing activities. The investigation by the State of Idaho has been discontinued. The Pennsylvania Attorney General's investigation has concluded with issuance of a warning letter to the Company. While management believes that these other investigations will not result in enforcement actions or claims which would have a material adverse effect on the Company, there can be no assurance that this will be the case. Amendments to or interpretations and enforcement of existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into new jurisdictions and "900" number services could require the Company to continually alter methods of operations, modify the content or use of its services or the manner in which it markets its services, which could result in material interruptions in its operations. Failure to comply with applicable laws and regulations could subject the Company to civil remedies, including substantial fines, penalties and injunctions, as well as possible criminal sanctions, which could have a material adverse effect on the Company.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         As reported in the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, in October 1995, ESBI, a billing service bureau conduit to the regional telephone carriers and telephone companies used by the Registrant, was served with a notice of violation under California's Consumer Legal Remedies Act by an individual acting in her own right and for others similarly situated, relating to certain billing practices, including ESBI's alleged billing for one of the Registrant's "800" numbers which the Registrant allegedly advertised to consumers as a free call. Such notice demanded that the class of claimants represented therein be compensated for violations of such consumer laws.

         On April 2, 1996, a complaint was filed in the Superior Court of California, County of Los Angeles, which seeks class action certification pursuant to California Civil Code Section 1770, et. sec., on behalf of all consumers alleged to have been damaged by billings for services advertised as free. The complaint seeks injunctive relief, general damages and punitive damages arising from alleged fraudulent and misleading advertising practices. ESBI has not been formally served with the complaint. While the Registrant has not been named as a party in the complaint, certain of the allegations raised in the complaint pertain to services of the Registrant billed by ESBI. Management believes that such claims are without merit and will not have a material impact on the Registrant. ESBI has sought indemnification from the Registrant pursuant to the terms of the billing agreement. Accordingly, the Registrant has notified its insurance carrier of the potential claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         A Preliminary Information Statement was filed by the Registrant with the Securities and Exchange Commission on June 26, 1996 in connection with the approval of the proposed Acquisition (the "Acquisition") by a subsidiary of the Registrant (NL Corp.), of Psychic Readers Network Inc.'s ("PRN") 50% interest in New Lauderdale L.C. ("New Lauderdale"), a Florida limited liability company, of which the Registrant's subsidiary, Calling Card Co., Inc., currently owns the remaining 50% interest. The By-Laws of NASDAQ require shareholder approval of the Acquisition. Delaware law allows such approval to be obtained without a shareholders' meeting if written consents approving the Acquisition are obtained from the holders of a requisite number of shares of common stock of the Corporation.

The five executive officers of the Registrant hold in excess of such requisite amount and, on May 9, 1996, provided their written consent to the Acquisition and the definitive forms of agreements pertaining thereto (collectively, the "Acquisition Agreement").

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS.

EXHIBIT
NUMBER
- -------

2.1+ Definitive Form of Acquisition Agreement by and between the Registrant, Calling Card Co., Inc. and Psychic Readers Network (1)

3.1      Articles of Incorporation of the Registrant, as amended (2)

3.2      By-Laws of the Registrant (3)

4.1      Form of certificate evidencing shares of Common Stock (4)

23.1 Preliminary Information Statement filed by the Registrant with the Securities and Exchange Commission on June 26, 1996 in connection with the approval of the Acquisition. (5)

27.1*    Financial Data Schedule

- --------------
*        Filed herewith.

+        Confidential treatment requested as to portions of this Exhibit.

(1) Filed as an exhibit to the Preliminary Information Statement, dated June 26, 1996, and incorporated herein by reference (see Footnote 5).

(2) Filed as an Exhibit to the Registrant's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(3) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1, dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.

(4) Filed as an Exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form S-1, dated November 14, 1995, and incorporated herein by reference.

(5)      Incorporated herein by reference.

         (b) REPORTS ON FORM 8-K.

     The Registrant filed a report on Form 8-K with the Securities and Exchange Commission on May 21, 1996, reporting the following information:

     1. Acquisition of New Lauderdale. With respect to the Acquisition, the Form 8-K reported that (i) on May 9, 1996, the Board of Directors of the Registrant approved a definitive form of the Acquisition Agreement, which provided that the Registrant will become entitled to 100% of New Lauderdale's income only upon the closing of the Acquisition; (ii) on May 9, 1996, the five principal stockholders of the Registrant, who own in the aggregate approximately 75% of its outstanding Common Stock, and who are also the executive officers and members of the Board of Directors of the Registrant, approved by written consent without a meeting pursuant to Delaware law, the proposed Acquisition and the definitive form of the Acquisition Agreement; (iii) the Registrant anticipated sending the Information Statement to the other stockholders of the Registrant on or about June 15, 1996; (iv) the closing of the Acquisition is subject to the Registrant's notification to NASDAQ of the proposed issuance of 3,200,000 shares of Common Stock to the principal shareholders of PRN in connection with the Acquisition; and (v) the Registrant anticipated that the execution of the Acquisition Agreement and the simultaneous closing of the Acquisition would occur on or about July 15, 1996. [The Company has adjourned the closing of the Acquisition to allow for the incorporation of the Company's second quarter financial data in the Definitive Information Statement, which the Company expects to file with the Securities and Exchange Commission on or about July 29, 1996. The Company now anticipates such closing to occur on or about September 3, 1996.]

     2. Amendment to PRN Service Agreement. With respect to an agreement dated July 7, 1995, pursuant to which PRN provided the Registrant with live psychic operator services in connection with the operation of the Registrant's telephone entertainment programs (the "Service Agreement"), with billing for such services determined by the number of minutes of live psychic services used by the telephone entertainment programs conducted by the Registrant, the Form 8-K reported that the Registrant and PRN amended the Service Agreement effective as of March 1, 1996, pursuant to which (i) the term of the Service Agreement was extended from June 30, 1996 to May 31, 1997 and (ii) PRN agreed to bill the Registrant at a reduced rate for a portion of the service minutes provided to the Registrant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            QUINTEL ENTERTAINMENT, INC.

                                            By: /s/ Jeffrey L. Schwartz
                                                -------------------------
                                                  Jeffrey L. Schwartz
Date:    July 15, 1996                            Chairman and CEO

 .


                                            By: /s/ Raymond J. Richter
                                                -------------------------
                                                  Raymond J. Richter
Date:    July 15, 1996                            Chief Financial Officer