Form 10-Q/A
period 1996-02-29
QUINTEL ENTERTAINMENT INC
filed 1996-07-19
CIK 1000297

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------


                               FORM 10-Q/A NO. 1


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED FEBRUARY 29, 1996

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                             ------------------  TO
                               ------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No______

                                ---------------

     The number of shares outstanding of the Registrant's common stock is 15,225,000 (as of 4/12/96).

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          QUINTEL ENTERTAINMENT, INC.


                 INDEX TO QUARTERLY REPORT ON FORM 10-Q/A NO. 1

               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        QUARTER ENDED FEBRUARY 29, 1996


                           ITEMS IN FORM 10-Q/A NO. 1



                                                                                         PAGE
                                                                                         ----
PART I    FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements............................................     3
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations.................................................................   N/A
PART II   OTHER INFORMATION
Item 1.   Legal Proceedings............................................................   N/A
Item 2.   Changes in Securities........................................................   N/A
Item 3.   Defaults Upon Senior Securities..............................................   N/A
Item 4.   Submission of Matters to a Vote of Security Holders..........................   N/A
Item 5.   Other Information............................................................     8
Item 6.   Exhibits and Reports on Form 8-K.............................................   N/A
SIGNATURES

                         PART I. FINANCIAL INFORMATION

                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS:



                                                                    FEBRUARY 29,      NOVEMBER 30,
                                                                        1996              1995
                                                                    -------------     -------------
                                                                     (UNAUDITED)
Current assets:
  Cash and cash equivalents.......................................   $ 15,968,372      $  3,570,468
  Accounts receivable, trade......................................     13,975,411        10,097,629
  Deferred tax asset..............................................      2,486,501            39,957
  Due from related parties........................................        637,205            67,162
  Prepaid expenses and other current assets.......................      2,141,931           381,292
                                                                      -----------       -----------
          Total current assets....................................     35,209,420        14,156,508
Property and equipment, at cost, net of accumulated
  depreciation....................................................        184,622           142,369
Investment in joint venture, at equity............................      1,532,334         1,345,304
Other assets......................................................         44,313         1,325,775
                                                                      -----------       -----------
                                                                     $ 36,970,689      $ 16,969,956
                                                                      ===========       ===========
                                           LIABILITIES:
Current liabilities:
  Accounts payable................................................   $  2,857,441      $  1,269,647
  Accrued expenses................................................      2,017,329         2,351,644
  Reserve for customer chargebacks................................      6,253,110         4,025,130
  Loans payable...................................................      3,293,806         2,643,522
  Due to related parties..........................................        949,400           354,751
  Income taxes payable............................................      2,354,058           294,187
  Note payable....................................................      2,101,340
                                                                      -----------       -----------
          Total liabilities.......................................     19,826,484        10,938,881
                                                                      -----------       -----------
                                       STOCKHOLDERS' EQUITY:
Preferred stock -- $.001 par value; 1,000,000 shares authorized;
  none issued and outstanding
Common stock -- $.001 par value; authorized 50,000,000 shares;
  issued and outstanding 15,225,000 and 12,000,000 shares,
  respectively....................................................         15,225            12,000
Additional paid-in capital........................................     14,415,108           441,258
Retained earnings.................................................      2,713,872         5,597,817
Less subscriptions receivable.....................................                          (20,000)
                                                                      -----------       -----------
          Total stockholders' equity..............................     17,144,205         6,031,075
                                                                      -----------       -----------
                                                                     $ 36,970,689      $ 16,969,956
                                                                      ===========       ===========

          See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                    -----------------------------
                                                                    FEBRUARY 29,     FEBRUARY 28,
                                                                        1996             1995
                                                                    ------------     ------------
Net revenue.......................................................  $ 16,018,571     $  8,214,999
Cost of sales.....................................................    12,677,980        6,809,201
                                                                     -----------      -----------
          Gross profit............................................     3,340,591        1,405,798
Selling, general and administrative expenses......................     2,073,374          496,247
                                                                     -----------      -----------
                                                                       1,267,217          909,551
Interest expense..................................................      (139,961)         (18,685)
Other income, net.................................................       366,110
Equity in earnings of joint venture...............................     2,437,030          157,788
                                                                     -----------      -----------
                                                                       3,930,396        1,048,654
Provision (benefit) for income taxes..............................      (371,793)           2,135
                                                                     -----------      -----------
          Net income..............................................  $  4,302,189     $  1,046,519
                                                                     ===========      ===========
Pro Forma Data (Note 1):
  Income before pro forma adjustments.............................  $  3,390,396     $  1,048,654
  Pro Forma income tax provision (benefit)........................      (371,793)         406,414
                                                                     -----------      -----------
  Pro Forma net income............................................  $  4,302,189     $    642,240
                                                                     ===========      ===========
  Pro Forma net income per share..................................  $       0.28     $       0.05
                                                                     ===========      ===========
  Weight average common shares outstanding........................    15,446,043       12,000,000
                                                                     ===========      ===========


          See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                    -------------------------------
                                                                    FEBRUARY 29,      FEBRUARY 28,
                                                                        1996              1995
                                                                    -------------     -------------
Cash flows from operating activities:
  Net income......................................................   $  4,302,189      $  1,046,519
  Items not affecting cash:
     Depreciation and amortization................................          9,639             2,676
     Reserve for customer chargebacks.............................      2,227,980           965,126
     Deferred income taxes........................................     (2,446,544)          (15,061)
     Equity in net earnings of joint venture, net of dividends
      received....................................................       (187,030)         (157,788)
  Changes in assets and liabilities:
     Accounts receivable..........................................     (3,877,782)       (3,102,994)
     Prepaid expenses and other current assets....................     (1,760,639)       (1,080,227)
     Accounts payable.............................................      1,587,794           606,216
     Income tax payable...........................................      2,059,871           (41,891)
     Due to related parties.......................................         24,606           647,479
     Other, principally accrued expenses..........................        945,485          (878,091)
                                                                      -----------       -----------
          Net cash provided by (used in) operating activities.....      2,885,569        (2,008,036)
                                                                      -----------       -----------
Cash flows from investing activities:
  Investment in joint venture.....................................                          (25,000)
  Capital expenditures............................................        (50,229)
                                                                      -----------       -----------
          Net cash used in investing activities...................        (50,229)          (25,000)
                                                                      -----------       -----------
Cash flows from financing activities:
  Proceeds from collection of common stock subscription...........         20,000
  Proceeds from issuance of common stock, net.....................     13,402,075
  Distributions to shareholders...................................     (3,000,000)
  Principal payments on notes payable to shareholders.............     (1,509,795)
  Loans payable, net..............................................        650,284         2,082,289
                                                                      -----------       -----------
          Net cash provided by financing activities...............      9,562,564         2,082,289
                                                                      -----------       -----------
Net increase in cash and cash equivalents.........................     12,397,904            49,253
Cash and cash equivalents, beginning of period....................      3,570,468           981,073
                                                                      -----------       -----------
Cash and cash equivalents, end of period..........................   $ 15,968,372      $  1,030,326
                                                                      ===========       ===========
Non-cash financing activities:
  Notes payable to shareholders of undistributed S corporation
     earnings.....................................................   $  3,611,135
  Contribution of capital from S corporation......................        575,000

          See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. GENERAL:

     The consolidated financial statements for the three month periods ended February 29, 1996 and February 28, 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995. The results of operations for the three months ended February 29, 1996 are not necessarily indicative of the results for the entire fiscal year ending November 30, 1996.

 2. EARNINGS PER SHARE:


     Pro forma net earnings per share have been computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the period, computed in accordance with the treasury stock method.


 3. ADVERTISING EXPENSES:

     The Company expenses all advertising costs during the year in which they are incurred, except for certain media and telemarketing costs. For interim purposes, telemarketing expenses are deferred and charged to operations over a four month period, while media costs are expensed as the advertising occurs, resulting in deferred telemarketing expense and prepaid advertising expenses. Included in prepaid expenses and other current assets is approximately $1,335,000 relating to deferred telemarketing and prepaid advertising at February 29, 1996. All costs will be expensed prior to year end. Total advertising expense incurred for the three months ended February 29, 1996 and February 28, 1995 were $5,552,249 and $1,175,329, respectively.

 4. STOCKHOLDERS' EQUITY:

     On December 5, 1995, the Company completed an initial public offering ("the Offering") of 3,225,000 shares of common stock with a $.001 par value. Net proceeds received were approximately $13,402,000.

     In connection with the terms of the Offering, a $3,000,000 S corporation distribution was made on December 4, 1995 and shareholder promissory notes were issued for the balance of the aggregate undistributed earnings of the former S corporation, except for $575,000. During the quarter ended February 29, 1996, payments of approximately $1,510,000 were made on these notes. As of February 29, 1996, approximately $2,100,000, plus accrued interest at 9% per annum, remains outstanding on these notes.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

     A summary of the changes in stockholders' equity for the three months ended February 29, 1996 is as follows:

                                      COMMON      PAID-IN      RETAINED     SUBSCRIPTIONS
                                       STOCK      CAPITAL      EARNINGS      RECEIVABLE        TOTAL
                                      -------   -----------   -----------   -------------   -----------
Balance, November 30, 1995..........  $12,000   $   441,258   $ 5,597,817     $ (20,000)    $ 6,031,075
Collections on subscriptions
  receivable........................                                             20,000          20,000
Distributions to shareholders.......                           (3,000,000)                   (3,000,000)
Issuance of shareholder promissory
  notes.............................                           (3,611,134)                   (3,611,134)
Issuance of common stock............    3,225    13,398,850                                  13,402,075
Contributed capital.................                575,000      (575,000)
Net income..........................                            4,302,189                     4,302,189
                                      -------   -----------   -----------      --------     -----------
                                      $15,225   $14,415,108   $ 2,713,872     $      --     $17,144,205
                                      =======   ===========   ===========      ========     ===========

 5. NEW LAUDERDALE:

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

     The following is condensed financial data for New Lauderdale:

                                                         FEBRUARY 29,     FEBRUARY 28,
                                                             1996             1995
                                                         ------------     ------------
                                                                  (UNAUDITED)
            Net revenues...............................  $ 22,246,546      $1,298,539
            Gross profit...............................     5,845,062         385,186
            Net income.................................     4,874,060         315,576

 6. NEWLY ISSUED ACCOUNTING STANDARDS:

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"). SFAS No. 123, which becomes effective in fiscal 1997, allows companies to measure compensation cost in connection with employee stock compensation plans using a fair value based method or to continue to use an intrinsic value based method, which generally does not result in compensation cost. The Company has not yet decided which method it will utilize relating to its stock-based employee plans.

                          PART II -- OTHER INFORMATION



ITEM 5. OTHER INFORMATION



     The Company is amending its Quarterly Report on Form 10-Q for the quarter ended February 29, 1996 to include pro forma information showing the results of operations for the quarter ended February 28, 1995, as if the Company had been taxed as a C corporation for such quarter.


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QUINTEL ENTERTAINMENT, INC.
                                          (Registrant)

                                          /s/ Jeffrey L. Schwartz

  ------------------------------------------------------------------------------
                                          Jeffrey L. Schwartz
                                          Chairman and Chief

Date: July 19, 1996                       Executive Officer


                                          /s/ Raymond J. Richter

  ------------------------------------------------------------------------------
                                          Raymond J. Richter

Date: July 19, 1996                       Chief Financial Officer