Form 10-Q
period 1996-08-31
QUINTEL ENTERTAINMENT INC
filed 1996-10-15
CIK 1000297

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 1996

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________

                         Commission file number 0-27046

                           QUINTEL ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                      22-3322277
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

         One Blue Hill Plaza
         Pearl River, New York                            10965
         (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:   (914) 620-1212

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---
--------------------------------------------------------------------------------

         The number of shares outstanding of the Registrant's common stock is 18,451,568 (as of 10/8/96).

                           QUINTEL ENTERTAINMENT, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          QUARTER ENDED AUGUST 31, 1996

                               ITEMS IN FORM 10-Q

                                                                 PAGE

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements                              3

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and
                    Results of Operations                           8

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                               N/A

Item 2.           Changes in Securities                           N/A

Item 3.           Defaults Upon Senior Securities                 N/A

Item 4.           Submission of Matters to
                      a Vote of Security Holders                   17

Item 5.           Other Information                               N/A

Item 6.           Exhibits and Reports on Form 8-K                 18


SIGNATURES

                         PART I. FINANCIAL INFORMATION

                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             AUGUST 31,      NOVEMBER 30,
                                                                                1996            1995
                                                                            ------------     -----------
                                                                            (UNAUDITED)
                                    ASSETS:
Current assets:
        Cash and cash equivalents                                           $ 19,734,802     $ 3,570,468
        Accounts receivable, trade                                             9,192,056      10,097,629
        Deferred tax asset                                                     5,232,412          39,957
        Due from related parties                                                 297,008          67,162
        Prepaid expenses and other current assets                              4,039,885         381,292
                                                                            ------------     -----------
                        Total current assets                                  38,496,163      14,156,508

Property and equipment, at cost, net of accumulated depreciation                 333,356         142,369
Investment in joint ventures, at equity                                        1,203,067       1,345,304
Other assets                                                                      36,862       1,325,775
                                                                            ------------     -----------
                                                                            $ 40,069,448     $16,969,956
                                LIABILITIES:                                ============     ===========
Current liabilities:
        Accounts payable                                                    $  2,958,693     $ 1,269,647
        Accrued expenses                                                         911,845       2,351,644
        Reserve for customer chargebacks                                       9,000,208       4,025,130
        Loans payable                                                                          2,643,522
        Due to related parties                                                 3,534,557         354,751
        Income taxes payable                                                   2,862,717         294,187
                                                                            ------------     -----------
                        Total liabilities                                     19,268,020      10,938,881
                                                                            ------------     -----------
                             STOCKHOLDERS' EQUITY:

Preferred stock - $.001 par value; 1,000,000 shares authorized;
        none issued and outstanding
Common stock - $.001 par value; authorized 50,000,000 shares; issued
 and outstanding 15,246,568 and 12,000,000 shares, respectively                   15,247          12,000
Additional paid-in capital                                                    14,650,085         441,258
Retained earnings                                                              6,136,096       5,597,817
Less, subscriptions receivable                                                                   (20,000)
                                                                            ------------     -----------
                        Total stockholders' equity                            20,801,428       6,031,075
                                                                            ------------     -----------
                                                                            $ 40,069,448     $16,969,956
                                                                            ============     ===========

See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                              ----------------------------    ----------------------------
                                                       AUGUST 31,                     AUGUST 31,
                                                  1996           1995            1996            1995
                                              ------------    ------------    ------------    ------------
Net revenue                                   $ 17,493,179    $ 14,314,286    $ 47,277,435    $ 34,603,589
Cost of sales                                   11,755,678      10,348,460      36,560,904      25,587,685
                                              ------------    ------------    ------------    ------------
        Gross profit                             5,737,501       3,965,826      10,716,531       9,015,904

Selling, general and
        administrative expenses                  1,797,326       1,092,259       5,059,199       2,384,649
                                              ------------    ------------    ------------    ------------
                                                 3,940,175       2,873,567       5,657,332       6,631,255

Interest expense                                  (207,250)        (77,785)       (438,112)       (221,706)
Other income, net                                   64,029         164,220         501,941         347,420
Equity in earnings of joint ventures             1,121,917       1,230,877       4,271,013       1,877,320
                                              ------------    ------------    ------------    ------------
                                                 4,918,871       4,190,879       9,992,174       8,634,289

Provision for income taxes                       1,807,583          14,643       1,983,245         118,228
                                              ------------    ------------    ------------    ------------
        Net income                            $  3,111,288    $  4,176,236    $  8,008,929    $  8,516,061
                                              ============    ============    ============    ============
Pro forma data:
        Income before pro forma adjustments                   $  4,190,879                    $  8,634,289
        Pro forma income tax provision                           1,934,302                       3,656,184
                                                              ------------                    ------------
                                                                 2,256,577                       4,978,105
                                                              ------------                    ------------
Net income per share                          $        .20                    $        .52
                                              ============                    ============
Pro forma net income per share                                $        .19                    $        .41
                                                              ============                    ============
Weighted average common shares
        outstanding                             15,408,744      12,000,000      15,408,744      12,000,000
                                              ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                      ----------------------------
                                                                                       AUGUST 31,      AUGUST 31,
                                                                                          1996            1995
                                                                                      ------------    ------------
Cash flows from operating activities:
        Net income                                                                    $  8,008,929    $  8,516,061
        Items not affecting cash:
                Depreciation and amortization                                               36,499          14,915
                Reserve for customer chargebacks                                         4,975,078       2,033,304
                Deferred income taxes                                                   (5,192,455)         44,804
                Equity in net earnings of joint ventures, net of dividends received        160,987        (737,319)
                Stock option exercise compensation expense                                 127,159
        Changes in assets and liabilities:
                Accounts receivable                                                        905,573      (7,837,301)
                Prepaid expenses and other current assets                               (3,658,593)       (621,396)
                Accounts payable                                                         1,649,090         778,779
                Income tax payable                                                       2,568,530          49,860
                Due to related parties                                                   2,949,960           7,785
                Other, principally accrued expenses                                       (155,875)        (72,710)
                                                                                      ------------    ------------
                        Net cash provided by operating activities                       12,374,882       2,176,782
                                                                                      ------------    ------------

Cash flows from investing activities:
        Investment in joint ventures                                                       (18,750)        (25,000)
        Capital expenditures                                                              (222,497)       (119,010)
                                                                                      ------------    ------------
                        Net cash used in investing activities                             (241,247)       (144,010)
                                                                                      ------------    ------------

Cash flows from financing activities:
        Proceeds from collection of common stock subscription                               20,000
        Proceeds from issuance of common stock, net                                     13,402,075
        Proceeds from exercise of stock options                                            107,840
        Distributions to shareholders                                                   (3,000,000)     (5,271,137)
        Principal payments on notes payable to shareholders                             (3,855,694)
        Loans payable, net                                                              (2,643,522)      4,431,604
                                                                                      ------------    ------------
                        Net cash provided by (used in) financing activities              4,030,699        (839,533)
                                                                                      ------------    ------------
Net increase in cash and cash equivalents                                               16,164,334       1,193,239

Cash and cash equivalents, beginning of period                                           3,570,468         981,073
                                                                                      ------------    ------------
Cash and cash equivalents, end of period                                              $ 19,734,802    $  2,174,312
                                                                                      ============    ============
Non-cash financing activities:
        Notes payable to shareholders of undistributed S Corp earnings                $  3,895,650
        Contribution of capital from S corporation                                         575,000

See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL:

     The consolidated financial statements for the three and nine month periods ended August 31, 1996 and August 31, 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995, and Quarterly Reports on Form 10-Q for the quarters ended February 29, 1996 and May 31, 1996. The results of operations for the three and nine months ended August 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending November 30, 1996.

2.   NEW SUBSIDIARIES:

     During August 1996, the Company incorporated Quintel Hair Products, Inc., for the purpose of marketing a line of hair care products. Development and production costs associated with the marketing of such products have been expensed to date. Except for these start-up costs, Quintel Hair Products, Inc. was inactive during the three and nine month periods ended August 31, 1996.

     In addition, during August 1996, Quintel Products, Inc. entered into a limited liability agreement (the "venture") with LaBuick Entertainment, Inc., ("LaBuick") an unrelated party, to form Quintel-LaBuick Products, LLC, a limited liability company, for the purpose of developing new business opportunities. Quintel Products, Inc. will retain a 65% interest in the venture. For financial reporting purposes, the assets, liabilities and earnings of the venture will be included in the Company's consolidated financial statements. LaBuick's interest in the venture will be recorded as a minority interest. Quintel-LaBuick Products, LLC was inactive during the three and nine month periods ended August 31, 1996.

3.   EARNINGS PER SHARE:

     Earnings per share are computed by dividing net earnings by the weighted average number of common and common equivalent shares during the period.

     Pro forma net earnings per share are computed by dividing pro forma net earnings by the weighted average number of common and common equivalent shares during the period. Both earnings per share calculations have been computed in accordance with the treasury stock method.

4.   ADVERTISING EXPENSES:

     The Company expenses all advertising costs during the year in which they are incurred, except for certain media costs. For interim purposes, media costs are expensed as the advertising occurs. Included in prepaid expenses and other current assets is approximately $612,000 relating to prepaid advertising at August 31, 1996. All costs will be expensed prior to year end. Total advertising expense incurred for the three months ended August 31, 1996 and August 31, 1995 were $6,386,005 and $3,740,102, respectively, and for the nine months ended August 31, 1996 and August 31, 1995 were $18,884,830 and $9,192,043, respectively.

5.   NEW LAUDERDALE:

     On September 10, 1996, the Company completed the acquisition of the remaining 50% interest of New Lauderdale, L.C. from PRN. This transaction will be accounted for by the purchase method of accounting.

     The following is condensed financial data for New Lauderdale:

                        THREE MONTHS ENDED         NINE MONTHS ENDED
                    ------------------------   -------------------------
                             MAY 31,                    MAY 31,
                        1996         1995         1996           1995
                    -----------   ----------   -----------   -----------
                            (UNAUDITED)                (UNAUDITED)
Net revenues        $18,052,989   $4,060,149   $59,957,137   $15,060,445
Gross profit          2,154,588    1,428,447    10,833,163     4,644,019
Net income            2,239,564      977,309     8,537,756     3,754,639

6.   SUBSEQUENT EVENT:

     During September 1996, the Company approved its new stock option plan (the "1996 stock option plan"). The 1996 stock option plan amends the existing plan primarily by increasing the options available for grant under the plan by 500,000 options to 1,250,000 options and by increasing the automatic annual non-employee director grants to 25,000 options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1996 AND AUGUST 31, 1995

                  Net revenue for the three months ended August 31, 1996 was $17,493,179, an increase of $3,178,893 or 22% as compared to $14,314,286 for the three months ended August 31, 1995. The increase in net revenue was attributable to increased call volume to the Company's "900" number entertainment services. For the three months ended August 31, 1996, net revenues from the Company's enhanced voice mail network services product ("VM product"), approximated 20% of net revenues and net revenues from "900" number entertainment services approximated 80% of net revenues. For the three months ended August 31, 1995, net revenues from the VM product (marketed as membership clubs ("Club product") in such three months) approximated 47% of net revenues and net revenues from "900" number entertainment services approximated 53% of net revenues. The Provision for Chargebacks for the three months ended August 31, 1996 was $9,552,539, an increase of $2,572,944, or 37%, as compared to $6,979,595 for the three months ended August 31, 1995. The increase in gross revenues has been partially offset by the rate of consumer chargebacks. A discussion of chargebacks appears later in this section under the caption "Increased Chargebacks, Regional Telephone Carrier and Regulatory Matters."

                  Cost of sales for the three months ended August 31, 1996 was $11,755,678, an increase of $1,407,218, or 14%, as compared to $10,348,460 for the three months ended August 31, 1995. The increase was primarily attributable to a higher overall level of advertising. Cost of sales as a percentage of net revenue decreased to approximately 67% from approximately 72% for these periods. This reduction is primarily attributable to reduced psychic fees and reduced advertising expenses incurred for the VM product during the current quarter. A psychic fee reduction was realized in the current quarter due to amendments to the contract for psychic services with PRN. As a result, the psychic fees incurred by the Company during the current quarter were $1,635,431 less than the Company would have incurred had there been no such amendments. The amendments specify a two tier fee reduction during the five year term of the amendments, which became effective in March, 1996. The larger fee reduction specified for the first tier changes to a lesser fee reduction in the second tier upon the realization by the Company of specified levels of business volume. It is anticipated that these levels will be reached in the last quarter of fiscal 1996. Depending on actual usage of psychics, the total amount of fee reductions realized in future quarters as a result of these amendments will in all likelihood be less than the reductions realized in the current quarter. VM Product advertising was reduced during the current quarter as revisions to the product are being tested.

                  Selling, general and administrative expenses for the three months ended August 31, 1996 were $1,797,326, an increase of $705,067, or 65%, as compared to $1,092,259 for the three months ended August 31, 1995. This increase was primarily attributable to increases in the Company's personnel and the Company's relocation to larger office space to accommodate the growth of its operations.

                  Interest income of $144,658 for the three months ended August 31, 1996 is primarily a result of investing, in short term securities, a portion of the proceeds of the initial public offering of the Company's common stock and similar investment of cash generated by operations.

                  For the three months ended August 31, 1996, the Company recognized equity in earnings of the New Lauderdale joint venture of $1,121,917. The Company received distributions of $1,400,000 from New Lauderdale during the current quarter. This compares to $1,230,877 equity in earnings and $500,000 distributed for the comparable prior period. Such decrease reflects New Lauderdale's increased chargebacks. New Lauderdale experienced increased chargebacks similar to those experienced by the Company and the discussion under the caption "Increased Chargebacks, Regional Telephone Carrier and Regulatory Matters" later in this section also applies to New Lauderdale. The recognized equity in earnings reflects the Company's 50% interest in New Lauderdale's income for such period. On September 10, 1996, the Company acquired the remaining 50% interest in New Lauderdale. After such date, the Company will no longer account for New Lauderdale's operations under the equity method of accounting, but instead will treat New Lauderdale as a subsidiary and include its results of operations on a consolidated basis in the Company's consolidated financial statements.

                  The Net Tax Provision of $1,807,583 for the three months ended August 31, 1996 was calculated using C corporation statutory rates, as adjusted for temporary differences in recognizing chargeback reserves.

                  Net income increased to $3,111,288 for the three months ended August 31, 1996 from $2,256,577, the pro forma net income for the prior comparable period, an increase of $854,711, or 38%. This increase was primarily due to increases in net revenues and the decreases in cost of sales as a percentage of net revenues, partially offset by increases in SG&A.

NINE MONTHS ENDED AUGUST 31, 1996 AND AUGUST 31, 1995

                  Net revenue for the nine months ended August 31, 1996 was $47,277,435, an increase of $12,673,846 or 37% as compared to $34,603,589 for the nine months ended August 31, 1995. The increase in net revenue was attributable to increased enrollments during the first quarter of fiscal 1996 (the three months ended February 29, 1996) in the Company's VM product, which were originally marketed as the Club product, and increased calls to the Company's "900" number entertainment services during all of the nine months ended August 31, 1996. For the nine months ended August 31, 1996, VM product net revenues approximated 26% of net revenues and "900" number entertainment services approximated 74% of net revenues. For the nine months ended August 31, 1995, VM product (marketed as Club product in such nine months) net revenues approximated 45% of net revenues and "900" number entertainment services approximated 55% of net revenues. The Provision for Chargebacks for the nine months ended August 31, 1996 was $29,522,790, an increase of $15,959,745, or 118%, as compared to $13,563,045, for the nine months ended August 31, 1995. The increase in gross revenues has been partially offset by the rate of consumer chargebacks. A discussion of chargebacks appears later in this section under the caption "Increased Chargebacks, Regional Telephone Carrier and Regulatory Matters."

                  Cost of sales for the nine months ended August 31, 1996 was $36,560,904, an increase of $10,973,219, or 43%, as compared to $25,587,685 for the nine months ended August 31, 1995. The increase was primarily attributable to a higher overall level of advertising. Cost of sales as a percentage of net revenue increased to approximately 77% from approximately 74% for these periods. As customers receive entertainment services, the Company recognizes revenues and incurs the costs of fulfillment, including transmission, billing and collection, psychic and other costs. However, as chargebacks are recognized, the related revenues are refunded while the cost burden remains. Therefore the effect of increased chargebacks in the first and second quarters of fiscal 1996 was a contributing factor to the increase in cost of sales as a percentage of net revenue. This increase was partially offset by reduced psychic fees. A psychic fee reduction was realized in the nine months ended August 31, 1996 due to amendments to the contract for psychic services with PRN. As a result, the psychic fees incurred by the Company during the nine months ended August 31, 1996 were $3,005,753 less than the Company would have incurred had there been no such amendments. The amendments specify a two tier fee reduction during the five year term of the amendments, which became effective in March, 1996. The larger fee reduction specified for the first tier changes to a lesser fee reduction in the second tier upon the realization by the Company of specified levels of business volume. It is anticipated that these levels will be reached in the last quarter of fiscal 1996.
Depending on actual usage of psychics, the total amount of fee reductions realized in future quarters as a result of these amendments will in all likelihood be less than the reductions realized in the current fiscal year to date.

                  Selling, general and administrative expenses for the nine months ended August 31, 1996 were $5,059,199, an increase of $2,674,550, or 112%, as compared to $2,384,649 for the nine months ended August 31, 1995. This increase was primarily attributable to increases in the Company's personnel and the Company's relocation to larger office space to accommodate the growth of its operations.

                  Interest income of $429,356 for the nine months ended August 31, 1996 is primarily a result of investing, in short term securities, a portion of the proceeds of the initial public offering of the Company's common stock and similar investment of cash generated by operations.

                  For the nine months ended August 31, 1996, the Company recognized equity in earnings of the New Lauderdale joint venture of $4,271,013. The Company received distributions of $4,432,000 from New Lauderdale during the nine months ended August 31, 1996. This compares to $1,877,320 equity in earnings and $1,140,000 distributed for the comparable prior period. Such increases reflect New Lauderdale's increased earnings which were affected by increased chargebacks. New Lauderdale experienced increased chargebacks similar to those experienced by the Company and the discussion under the caption "Increased Chargebacks, Regional Telephone Carrier and Regulatory Matters" later in this section also applies to New Lauderdale. The recognized equity in earnings reflects the Company's 50% interest in New Lauderdale's income for such period. New Lauderdale commenced operations during the nine months ended August 31, 1995 and the Company recognized equity in earnings of joint venture of $1,877,320 for such nine months. On September 10, 1996, the Company acquired the remaining 50% interest in New Lauderdale. After such date, the Company will no longer account for New Lauderdale's operations under the equity method of accounting, but instead will treat New Lauderdale as a subsidiary and include its results of operations on a consolidated basis in the Company's consolidated financial statements.

                  The Net Tax Provision of $1,983,245 for the nine months ended August 31, 1996 included a $5,192,455 deferred tax benefit. Approximately $1,766,000 relates to the benefit received when the Company converted to the accrual basis of accounting in connection with the termination of its S corporation status with the balance attributable to the current year's temporary differences. This benefit was offset by a current tax provision of $7,175,700 calculated using C corporation statutory rates, as adjusted for temporary differences in recognizing chargeback reserves.

                  Net income increased to $8,008,929 for the nine months ended August 31, 1996 from $4,978,105, the pro forma net income for the prior comparable period, an increase of $3,030,824, or 61%. This increase was primarily due to the increase of $2,393,693 in income attributable to the Company's 50% equity interest in New Lauderdale and increased revenues, partially offset by the decrease in income from operations, such decrease caused primarily by increased chargebacks.


LIQUIDITY AND CAPITAL RESOURCES

                  The Company had working capital of $19,228,143 at August 31, 1996. The Company has historically financed its working capital requirements principally through cash flow from operations and receivables financing. In December 1995, the Company received net proceeds of approximately $13,402,000 from the initial public offering of its shares of Common Stock. During the nine months ended August 31, 1996, the Company repaid all loans related to advances received for accounts receivable financing and also paid the notes due to shareholders for undistributed S corporation earnings. Such payments amounted to $2,643,522 and $3,855,694 respectively. While the Company is not currently financing any accounts receivable, credit lines for this purpose are being maintained and the Company may incur obligations for such financing in the future.

                  The Company's primary cash requirements have been to fund the cost of advertising and promotion. Chargebacks are paid currently from receivables due from carriers through the Company's service bureaus. Other than the purchase of equipment in connection with the establishment of in-house telemarketing operations, the expansion of its customer service operations and the relocation to larger headquarters offices, the Company currently has no plans or material commitments for capital expenditures. The Company anticipates, based on currently proposed plans and assumptions relating to its operations (including the substantial costs associated with its proposed advertising and marketing activities), that projected cash flow from operations and available cash resources, including its financing arrangements with service bureaus, will be sufficient to satisfy its anticipated cash requirements for at least the next twelve months. The Company does not currently have any long-term obligations and does not intend to incur any such obligations in the future.

                  During May, 1996, the Company formed three new wholly owned subsidiaries, Quintel Products, Inc., Quintelco, Inc. and NL Corp. During August, 1996, the Company formed Quintel Hair Products, Inc., also as a wholly owned subsidiary. During the three and nine month periods ended August 31, 1996, only Quintel Products, Inc. was active. Since its inception, Quintel Products has contributed an immaterial amount to net income and did not impose any significant cash requirements on the Company. Certain development and production costs associated with the marketing of hair care products already incurred by another subsidiary of the Company will subsequently be transferred to Quintel Hair Products, Inc. The Company does not anticipate any of these new subsidiaries to materially alter the working capital or cash requirements of the Company during the next twelve months.

                  During July, 1996, the Company entered into a limited liability agreement with Paragon Cellular Services, Inc., an unrelated party, to form Quintel Cellular, LLC, a limited liability company, to market, lease and sell cellular telephones and related services. The Company will retain a 50% interest in the venture. During August, 1996, Quintel Products, Inc., a wholly owned subsidiary of the Company, entered into a limited liability agreement with LaBuick Entertainment, Inc., an unrelated party, to form Quintel-LaBuick Products, LLC, a limited liability company, for the purpose of developing new business opportunities. Quintel Products, Inc.
will retain a 65% interest in the venture. The agreements require the Company to provide loans to the ventures in initial amounts of $250,000 each, with additional amounts at the Company's discretion. Such loans would bear interest at the rate of 7% per annum and be repaid in installments as a percentage of the venture's retained earnings or net available cash as specified in each agreement. Additionally, the Company will also advance $20,000 per month to LaBuick Entertainment, Inc. for services rendered to Quintel-LaBuick Products, LLC. Such advances are deductible from distributions due LaBuick Entertainment, Inc. under the agreement. The Company expects to be able to fund such loans and advances from its operating cash flow over the next twelve months and that such loans and advances, as extended, would not have an adverse effect on the working capital position of the Company.

INCREASED CHARGEBACKS, REGIONAL TELEPHONE CARRIER AND REGULATORY MATTERS

                  During the first quarter of fiscal 1996 (the three month period ended February 29, 1996), the Company increased marketing activities and experienced high enrollments of new customers which caused the Company to experience a high level of acceptance difficulties with its VM product. These acceptance difficulties occurred at two levels, consumer and regional telephone carrier.

                  At the consumer level, customers did not always relate the VM product billing description on their telephone bills to the entertainment service that they purchased. This prompted an increase in customer service inquiries to both the Company and ESBI, the billing service bureau conduit to the regional telephone carriers and telephone companies. Accordingly, for the first nine months of 1996, the Company experienced a higher level of customer cancellations and chargebacks relating to the $19.95 per month VM product. Management believes that its VM products can be successfully modified and repositioned with shifts in emphasis as part of the marketing process. The Company and ESBI expanded their customer service operations during the first fiscal quarter of 1996 (three months ended February 29, 1996) to better educate the consumer about the product. Telemarketing efforts during the second fiscal quarter of 1996 (three months ended May 31, 1996) were reduced as the marketing shift was being accomplished. Although there can be no assurance that these marketing efforts and changes will be successful, management anticipates that the marketing shift along with the expansions in customer service will reduce customer cancellations and chargebacks for the VM product to acceptable levels. Several variations, including different pricing structures, of a substantially revised VM product continue to be tested with many tests yielding positive results. Management expects one or more of the successful versions to be actively marketed during the remainder of the fiscal year with the marketing of one such version having already started in the current quarter. The pace of telemarketing and enrollments will proceed gradually, along with increased customer service support, so as not to repeat the difficulties of the first quarter. Due to the telephone company billing and collection delays inherent in this business, the higher cancellation and chargeback level began in the first quarter of fiscal 1996, continued during the second and third quarters of fiscal 1996 and may continue into the fourth quarter of fiscal 1996.

                  At the regional telephone carrier level, five of the regional telephone carriers suspended billing of the Company's VM products at different times during the first nine months of 1996. The suspensions were the result of the carriers' belief that the Company and ESBI were unable to provide adequate customer services to VM product customers in the regions serviced by the carriers. The Company did not anticipate the increase in customer service calls during the first three months of fiscal 1996 and was not able to adequately handle the increased customer service call volume. As stated above, both the Company and ESBI expanded their customer service operations in response to such needs. Four of the five carriers, in reaching their decisions to suspend billings, specifically addressed the Company's VM product and the remaining carrier addressed the billing platform that encompasses the Company's VM product. The Company has already resumed billing the VM product with the four of the carriers that specifically addressed the difficulties associated with the VM product. For the carrier that addressed the difficulties associated with the billing platform, the Company resumed billing through an alternate platform with another service bureau. For four of these carriers, the suspensions each lasted less than sixty (60) days and did not have a material impact on the Company's cash flows and operations. For the fifth carrier, the suspension lasted several months and resulted in lost revenues. During the first nine months of fiscal 1996, VM product net revenues billed through this carrier approximated 5% of total net revenues. Marketing shifts between the VM Product and "900" business are expected to partially offset the impact of this carrier's suspension. Though the full amount of the impact of the lost revenues is presently not known, the Company did incur marketing and fulfillment costs in this carrier's regions during the first six months of fiscal 1996. Therefore, the impact to date has been significant as costs were incurred without a corresponding revenue stream.

                  The VM product is independent of the Company's "900" number entertainment services and these difficulties do not impact the "900" number portion of the Company's business. The carrier billing suspensions of the VM product are also limited to the geographic regions serviced by the individual carriers.

                  The Company intends to continue its promotion of VM products or similar voice-mail entertainment services concepts as previously discussed. Also, as previously discussed, recent shifts in marketing and other strategies have increased the Company's "900" business net revenues, both absolutely and in relation to the VM product. Therefore, the Company expects that revenues from the VM (or similar) products will account for a decreasing portion of the Company's net revenues in the future. Since any reduction in VM products' contributions to total net revenues are expected to be more than offset by increases in the Company's "900" business net revenues, total net revenues are expected to increase. However no assurance can be given that these projections will prove to be accurate.

                  All of the Company's entertainment services and advertisements are reviewed by the Company's regulatory counsel, and management believes that the Company is in substantial compliance with all material federal and state laws and regulations governing its provision of "800" and "900" number entertainment services, all of its billing and collection practices and the advertising of its services and has obtained or is in the process of obtaining all licenses and permits necessary to engage in telemarketing activities. Although the Company from time to time receives requests for information from, or is forwarded consumer complaints by, regulatory authorities, the Company has not been subject to any enforcement actions by any regulatory authority.

Nevertheless, civil investigative demands have been received from the Attorneys' General of the States of Idaho, Missouri, New York, Pennsylvania and Texas, as well as from the Tennessee Public Service Commission, seeking certain information relating to the Company. In addition, certain information has been requested by the Oregon Department of Justice. Lastly, certain information relating to the Company's programs also has been subpoenaed by the Attorney General of the State of Texas from West Outbound and from the Attorneys' General of the States of Texas and Idaho from ESBI. The Company believes that the information has been sought as part of pending investigations in connection with certain of the Company's marketing activities. The investigation by the State of Idaho has been discontinued. The Pennsylvania Attorney General's investigation has concluded with issuance of a warning letter to the Company. The Company has responded and is continuing to respond to the subpoenas issued by the New York Attorney General's Office. While such investigation is still ongoing, management believes it will be able to amicably resolve any outstanding issues with such state. In the event the Company is able to resolve such outstanding issues, it is possible that the Company may be required to modify the manner in which it advertises its products and services in New York State. No assurance can be given, however, that management will be able to amicably resolve the issues with New York State and the failure to do so may have a materially adverse effect on the Company. Management further believes that while the other remaining investigations will not result in enforcement actions or claims which would have a material adverse effect on the Company, there can be no assurance that this will be the case. Amendments to or interpretations and enforcement of existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into new jurisdictions and "900" number services could require the Company to continually alter methods of operations, modify the content or use of its services or the manner in which it markets its services, which could result in material interruptions in its operations. Failure to comply with applicable laws and regulations could subject the Company to civil remedies, including substantial fines, penalties and injunctions, as well as possible criminal sanctions, which could have a material adverse effect on the Company.

                                     PART II

                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         Information Statement

         An Information Statement was mailed on or about August 20, 1996 to shareholders of record of the Company as of August 1, 1996 in connection with the approval of the Acquisition (the "Acquisition") by a subsidiary of the Registrant (NL Corp.), of Psychic Readers Network Inc.'s ("PRN") 50% interest in New Lauderdale L.C. ("New Lauderdale"), a Florida limited liability company, of which the Registrant's subsidiary, Calling Card Co., Inc., owned the remaining 50% interest. The By-Laws of NASDAQ require shareholder approval of the Acquisition. Delaware law allows such approval to be obtained without a shareholders' meeting if written consents approving the Acquisition are obtained from the holders of a requisite number of shares of common stock of the Corporation. The five executive officers of the Registrant held in excess of such requisite amount and, on August 1, 1996, provided their written consent to the Acquisition and the definitive forms of agreements pertaining thereto. On September 10, 1996 the Acquisition was consummated.

         Proxy Statement

         A Proxy Statement was mailed on or about August 20, 1996 to shareholders of record of the Company as of August 1, 1996 in connection with the Company's 1996 Annual Meeting of Shareholders, which was held on September 25, 1996 at the Park Ridge Marriott Hotel, 300 Brae Boulevard, Park Ridge, New Jersey. At the Meeting, the shareholders voted on three matters and all of such matters were approved.

         The first matter was the re-election of the members of the Board of Directors. The nine directors elected and the tabulation of the votes (both in person and by proxy) was as follows:


Nominees for Directors                                For               Withheld
----------------------                                ---               --------
Jeffrey Schwartz                                   14,973,751             24,617
Jay Greenwald                                      14,973,751             24,617
Claudia Newman Hirsch                              14,973,751             24,617
Andrew Stollman                                    14,973,751             24,617
Michael Miller                                     14,973,751             24,617
Murray Skala                                       14,973,751             24,617
Mark Gutterman                                     14,973,276             25,092
Edwin Levy                                         14,973,051             24,617
Vincent Tese                                       14,973,276             25,072

         There were zero (0) broker held non-voted shares represented at the Meeting with respect to this matter.

         The second matter upon which the shareholders voted was the proposal to ratify the appointment by the Board of Directors of Coopers & Lybrand LLP as independent certified public accountants for the Company for 1996. The tabulation of the votes (both in person and by proxy) was as follows:

      For                     Against          Abstentions            Nonvoted
      ---                     -------          -----------            --------
   13,496,295                 75,360              32,844              1,393,295

         There were 1,393,295 broker held non-voted shares represented at the Meeting with respect to this matter.

         The third matter upon which the shareholders voted was the proposal to adopt the Company's 1996 Stock Option Plan. The tabulation of the votes (both in person and by proxy) was as follows:


            For                     Against          Abstentions                Nonvoted
            ---                     -------          -----------                --------

         14,936,793                  2,700              30,050                   28,825

         There were 28,825 broker held non-voted shares represented at the Meeting with respect to this matter.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
-------           --------------------------------

                  (a)      EXHIBITS.

EXHIBIT
NUMBER
------

2.1+ Definitive Form of Acquisition Agreement by and between the Registrant, Calling Card Co., Inc. and Psychic Readers Network (1)

3.1 Articles of Incorporation of the Registrant, as amended (2)

3.2               By-Laws of the Registrant (3)

4.1 Form of certificate evidencing shares of Common Stock (4)

23.1              Definitive Information Statement filed by the
                  Registrant with the Securities and Exchange Commission on August 20, 1996 in connection with the approval of the Acquisition. (5)

27.1     Financial Data Schedule.
--------------
+ Confidential treatment requested as to portions of this Exhibit.

(1) Filed as an exhibit to the Definitive Information Statement, dated August 20, 1996, and incorporated herein by reference (see Footnote 5).

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

(5)      Incorporated herein by reference.

                  (b)      REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the third quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                QUINTEL ENTERTAINMENT, INC.

                                                By:/s/ Jeffrey L. Schwartz
                                                   -----------------------
                                                     Jeffrey L. Schwartz
Date:             October 15, 1996                     Chairman and CEO

 .


                                                By:/s/ Raymond J. Richter
                                                   ----------------------
                                                     Raymond J. Richter
Date:             October 15, 1996                 Chief Financial Officer

                                EXHIBIT INDEX
                                -------------

EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------

2.1+ Definitive Form of Acquisition Agreement by and between the Registrant, Calling Card Co., Inc. and Psychic Readers Network (1)

3.1 Articles of Incorporation of the Registrant, as amended (2)

3.2               By-Laws of the Registrant (3)

4.1 Form of certificate evidencing shares of Common Stock (4)

23.1              Definitive Information Statement filed by the
                  Registrant with the Securities and Exchange Commission

                  on August 20, 1996 in connection with the approval of the Acquisition. (5)

27.1              Financial Data Schedule
--------------
+ Confidential treatment requested as to portions of this Exhibit.

(1) Filed as an exhibit to the Definitive Information Statement, dated August 20, 1996, and incorporated herein by reference (see Footnote 5).

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