Form 10-K
period 1996-11-30
QUINTEL ENTERTAINMENT INC
filed 1997-02-28
CIK 1000297

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 0-27046

                          QUINTEL ENTERTAINMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                     22-3322277
       (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

             ONE BLUE HILL PLAZA
            PEARL RIVER, NEW YORK                                 10965
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (914) 620-1212

                                                                         EXCHANGE ON WHICH
                                                    TITLE OF CLASS          REGISTERED
                                                    --------------    -----------------------
Securities registered pursuant to Section 12B of
  the Act:                                          Common Stock,     NASDAQ National Market
                                                    $.001 Par
                                                    Value
Securities registered pursuant to Section 12(g)
  of the Act:                                       Common Stock,
                                                    $.001 par
                                                    value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No  __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____
                            ------------------------

     The number of shares outstanding of the Registrant's common stock is 18,475,706 (as of 2/21/97). The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $48,809,450 (as of 2/21/97).

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.
================================================================================

                          QUINTEL ENTERTAINMENT, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED NOVEMBER 30, 1996

                               ITEMS IN FORM 10-K

FACING PAGE                                                                           PAGE
-----------                                                                           ----
PART I
  Item 1.    Business...............................................................     1
  Item 2.    Properties.............................................................     9
  Item 3.    Legal Proceedings......................................................     9
  Item 4.    Submission of Matters to a Vote of Security Holders....................    10
PART II
  Item 5.    Market for the Registrant's Common Equity and Related Stockholder
               Matters..............................................................    10
  Item 6.    Selected Financial Data................................................    11
  Item 7.    Management's Discussion and Analysis of Financial Condition and Results
               of Operations........................................................    12
  Item 8.    Financial Statements and Supplementary Data............................    17
  Item 9.    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.................................................   N/A
PART III
  Item 10.   Directors and Executive Officers of the Registrant.....................    18
  Item 11.   Executive Compensation.................................................    21
  Item 12.   Security Ownership of Certain Beneficial Owners and Management.........    23
  Item 13.   Certain Relationships and Related Transactions.........................    24
PART IV
  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K........    26
Signatures..........................................................................    28

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Quintel Entertainment, Inc. (the "Company") is engaged in providing various products and services primarily through the use of direct marketing techniques and in providing services to strategic corporate partners. Throughout the fiscal year ended November 30, 1996, the Company's primary products and services were telephone entertainment services which consisted of live conversation and pre-recorded horoscopes and tarot card readings and live psychic consultations. The Company also separately offers theme-related club memberships and voice mail services. During the fiscal year ended November 30, 1996, the Company began providing services to AT&T Communications, Inc. ("AT&T") to market AT&T's long distance products. The Company is also test marketing diversified new programs, including the marketing of hair care, music and cellular phone products, which programs were not significant in the fiscal year ended November 30, 1996.

TELEPHONE SERVICES MARKET OVERVIEW

     The premium billed telephone entertainment services industry emerged during the late 1980's as an information service designed to increase telephone usage. Early information services developed by regional carriers consisted primarily of weather and time announcements. Business enterprises known as "information providers" soon developed and commercialized additional information and entertainment services, which were marketed directly to consumers at premium rates. Entertainment services were initially transmitted exclusively by carriers in regional markets. By 1989, long distance carriers commenced providing such services, permitting information providers to expand their potential markets and customer base nationally and internationally.

     Markets for telephone entertainment and information services have grown steadily in recent years. According to a report published by the consulting firm of Frost & Sullivan, the combined toll-free and "900"/"976" markets, estimated at $12.8 billion in 1996, will reach $25.5 billion by 2003. Since inception, the Company has sought to capitalize on opportunities arising from these expanding markets, focusing its efforts primarily on developing and expanding its psychic and astrology related entertainment services, a fast-growing segment of the industry. As a result of such efforts, the Company has achieved increasing levels of revenues and profitability. See "Forward Looking Information May Prove Inaccurate."

TELEPHONE ENTERTAINMENT SERVICES

     The Company's telephone entertainment services are accessed by dialing "900" telephone numbers that are billed at premium per-minute rates. Entertainment services consist primarily of live conversation and pre-recorded horoscopes and tarot card readings and live psychic consultations designed to capitalize on the current popularity of "new age" themes. "New age" refers to astrological and psychic phenomena which can be explained through the use of horoscopes, tarot card and psychic readings and prognostications. The Company currently markets numerous "900" number entertainment services, each offering programs with distinct features. For the years ended November 30, 1996 and 1995, the Company's telephone entertainment services accounted for approximately 82% and 57%, respectively, of the Company's net revenues.

     The Company's live psychic entertainment services permit callers to engage in live one-on-one conversations with psychic operators and to receive personalized information responsive to the caller's requests. The Company's live tarot card entertainment services permit callers to receive a live tarot card reading. The Company's live conversation "900" entertainment services are currently billed at a rate of either $3.49 or $3.99 per minute depending on the service; provided, however, that the first two to five minutes of some calls to such live conversation lines are provided to the customer without charge. For the years ended November 30, 1996 and 1995, the Company's live conversation "900" entertainment services accounted for approximately 76% and 45% of the Company's net revenues, respectively.

     The Company offers several pre-recorded entertainment services, including horoscopes, tarot card readings and numerology services. Some of such services contain interactive features which permit callers to access a variety of services by responding to pre-recorded messages, such as prompts for birthdates. The Company's pre-recorded "900" entertainment services are currently billed at rates up to $3.99 per minute; provided, however, that the first two to five minutes of some calls to such pre-recorded programs are provided to the customer without charge. For the years ended November 30, 1996 and 1995, the Company's pre-recorded entertainment services accounted for approximately 6% and 13% of the Company's net revenues, respectively.

     The Company solicits consumers for its "900" number services by providing access to toll-free "800" numbers for subjects of general interest and as an introduction to the Company's "900" services. The Company's entertainment services are available by calling designated "900" numbers from any telephone, except cellular phones, pay phones or any phone for which "900 blocking" has been imposed or ordered. The Company's per-minute rates on telephone services are subject to applicable limitations imposed by carriers, including the limitation currently imposed by AT&T, the Company's primary long distance carrier, of $10 per minute.

     Psychic Readers Network, Inc. ("PRN") currently provides the Company with substantially all of its psychic operators. PRN monitors and supervises the quality of independent psychic operators provided to the Company. The Company pays PRN a per minute fee based on caller connection time. For the years ended November 30, 1996 and 1995, the Company paid aggregate fees of approximately $8,560,000 and $3,993,000, respectively, to PRN for such services. PRN is controlled by Messrs. Steven L. Feder, Thomas H. Lindsey and Peter Stolz, shareholders of the Company, who own an aggregate of 3,052,000 shares of Common Stock of the Company, or 16.5% of the shares outstanding. In addition, Mr. Feder is a director and employee of the Company. See "Certain Relationships and Related Transactions."

MEMBERSHIP CLUBS

     The Company also offers theme-related membership clubs ("club products"). Club product subscribers, for a monthly $9.95 fee, receive an assortment of new age theme-related entertainment gifts and services each month, including free bonus psychic readings. The Company's current club memberships approximate 82,000 members. Club subscribers access their free bonus psychic readings by dialing designated "800" and "900" numbers.

     There have been substantial changes in the nature and marketing of the Company's club products as a result of both changing consumer tastes and telephone company acceptance difficulties. In the fiscal year ended November 30, 1994, the basic voice mail services (the "VM services") and club products began as theme-related membership clubs. Beginning in the fiscal year ended November 30, 1995 and continuing into the fiscal year ended November 30, 1996, club members were offered enhanced voice mail networks ("VM Enhanced Product") at prices of either $9.95 or $19.95 per month, which combined theme-related entertainment services with voice mail networks. In the fiscal year ended November 30, 1996, the products evolved into new membership club formats with all new products being offered at $9.95 per month. For the fiscal years ended November 30, 1996 and 1995, VM services, VM Enhanced Product and club products and services collectively accounted for approximately 17% and 43%, respectively, of the Company's net revenues. Subscribers pay monthly subscription fees and continue to be serviced each month based on their original enrollment format in a variety of $9.95 and $19.95 products. The Company continues to service approximately 66,500 subscribers to the VM Enhanced Product and other voice mail and club products no longer marketed by the Company for new enrollments.

     The original $9.95 club product changed to the VM Enhanced Product in response to changes in telephone company billing platforms and consumer resistance to the use of certain "900" number platforms to deliver monthly club services. The VM Enhanced Product, at $19.95 monthly, was initially accepted by both consumers and telephone companies. However, a combination of increased enrollments, consumer complaints and confusion, and customer service difficulties caused certain telephone companies to temporarily suspend the billings and collections of the $19.95 VM Enhanced Product during the fiscal year ended November 30, 1996. This also resulted in increased chargebacks related to this product. See "Management's Discussion and

Analysis of Financial Condition and Results of Operations." In response to such actions, the Company increased its customer service capabilities through a combination of in-house operators and contract customer service providers and repositioned its marketing of the VM Enhanced Products. Such repositioning led to the current club products. The Company also continues to explore new billing platforms for its club products in order to assure continued acceptance by telephone carriers in the future. See "Forward Looking Information May Prove Inaccurate."

VOICE MAIL SERVICES

     During the fiscal year ended November 30, 1996, the Company began offering basic voice mail services to customers. As an inducement to potential subscribers to enroll, the Company may offer certain of its new age services. Approximately 171,000 current subscribers pay $9.95 per month for the basic VM Service. This product is independent of the VM Enhanced Product and did not experience the acceptance difficulties or increased chargebacks associated with the VM Enhanced Product.

ACQUISITION OF NEW LAUDERDALE

     In March 1995, the Company and PRN formed New Lauderdale L.C. ("New Lauderdale"), a Florida limited liability company, the successor to a joint venture established in December 1994, for the purpose of creating, developing and marketing theme-related membership clubs and related telephone entertainment services.

     Pursuant to the terms of an acquisition agreement entered into between the Company and PRN (the "Acquisition Agreement"), on September 10, 1996, the Company acquired PRN's interest in New Lauderdale (the "Acquisition"), in consideration for 3,200,000 shares (the "PRN Shares") of its Common Stock. In addition to receiving its share of New Lauderdale's earnings through the closing of the Acquisition, PRN received approximately $1,500,000 in cash for the deferred tax benefit to New Lauderdale resulting from the transaction. The PRN Shares delivered at the closing of the Acquisition were issued to the shareholders of PRN, Steven L. Feder, Thomas Lindsey and Peter Stolz (the "PRN Principals"). As of February 21, 1997, Messrs. Feder, Lindsey and Stolz owned, in the aggregate, 3,052,000 shares, or 16.5%, of the outstanding Common Stock of the Company. Mr. Feder is also an employee and a director of the Company. A registration statement including the PRN Shares was declared effective by the Securities and Exchange Commission (the "Commission") on December 19, 1996. The following is a summary of the relevant and material terms of the Acquisition:

  Restriction on Resale of Shares

     Two Year Lock-Up Period. Pursuant to the Acquisition Agreement, until September 10, 1998, the PRN Principals may not sell any of their shares of Common Stock except, in the event a principal shareholder of Quintel ("Quintel Principal") elects to sell any of his shares of Common Stock, (the "Selling Quintel Principal"), he shall give written notice to the PRN Principals of such sale. The PRN Principals then have the right to sell, in the aggregate, a percent of the total shares owned by the PRN Principals equal to that percent of the total shares of Common Stock owned by the Quintel Principals being sold by the Selling Quintel Principal. Each PRN Principal has the right, individually, to sell an amount of shares of Common Stock equal to his proportionate ownership interest in that amount permitted to be sold in the aggregate by the PRN Principal.

     Restrictions on Sales by PRN Principals. Pursuant to the Acquisition Agreement, for as long as the PRN Principals as a group own 5% or more of Quintel's outstanding shares of Common Stock, as promulgated under Rule 144(e) of the Securities Act of 1933, as amended (the "Securities Act"), the PRN Principals will not sell during any three month period that number of shares which, in the aggregate, exceeds the greater of (a) 1% of the then outstanding shares of Common Stock of the Company, or (b) the average weekly trading volume of the Common Stock as listed on NASDAQ during the four calendar weeks preceding the sale of such shares of Common Stock, notwithstanding the fact that the shares owned by the PRN Principals may have been registered for resale under the Securities Act or that each of the PRN Principals may not be an "affiliate" as defined under such Rule 144(e).

  Related Agreements

     The following are summaries of certain of the agreements which were executed in connection with the Acquisition.

     Non-Competition and Right of First Refusal Agreement.

     The Company, PRN and the PRN Principals entered into a Non-Competition and Right of First Refusal Agreement, whereby PRN, which is a direct competitor of the Company, and each of the PRN Principals, agreed, for a period of five years from the closing of the Acquisition, (i) not to engage in any activities competitive with the Company, except for such business already conducted by PRN as of the consummation of the Acquisition, and (ii) provide the Company with a right of first refusal with respect to any future business developed by them.

     Employment Agreement.

     Upon the effective date of the Acquisition, the Company entered into an employment agreement with Mr. Feder. Pursuant to the terms of such employment agreement, Mr. Feder agreed to serve as the General Manager of the business operated by New Lauderdale until April 30, 2001. Mr. Feder agreed to devote at least 50% of his time to this employment and be responsible for performing those services provided by him to New Lauderdale prior to the closing of the Acquisition. The Company obtained the rights to any venture, new business idea, product, technology, or item of intellectual property developed by Mr. Feder in the course of his employment with the Company, as well as a right of first refusal with respect to any new business venture developed by Mr. Feder with any third parties. See "Certain Relationships and Related Transactions."

     Service Agreement.

     The Company and PRN are parties to an agreement pursuant to which PRN provides the Company with live psychic operator services in connection with the operation of the Company's telephone entertainment programs (the "Service Agreement"). In connection with the Acquisition, the Service Agreement was amended to provide for an extension of its term for five (5) years following the date of the closing of the Acquisition and to establish a set fee schedule during the extended five (5) year term. In addition, the PRN Principals agreed that Mr. Feder will continue to maintain control of PRN and manage its operations, including the operation of the live psychic operator network used by the Company in connection with its telephone entertainment programs, and in order to secure the obligations of PRN, Feder and the other PRN Principals under the Service Agreement, PRN granted the Company a security interest in PRN's computer system hardware and software operating PRN's caller distribution and psychic operators' scheduling and all agreements, arrangements or understandings between PRN and its live psychic operators.

     Other Issues Related to the Acquisition.

     Certain media, creative, computer and production operations and personnel, formerly provided by PRN and/or New Lauderdale, for the benefit of PRN, New Lauderdale and the Company, were transferred to the Company and are now performed exclusively by the Company for the benefit of such parties. During the fiscal year ended November 30, 1996, PRN paid approximately $171,000 to the Company for media services. In addition to payments for psychic operators as described above, PRN provides certain non-psychic services and facilities to the Company at an approximate rate of $30,000 per month.

     New Lauderdale continues to provide theme related telephone entertainment services and products similar to those provided by the Company.

ADVERTISING, MARKETING AND PROMOTION

  Strategy

     The Company intends to actively pursue a strategy of growth by expanding in both general consumer and corporate markets, primarily through the use of telemarketing, direct mail, infomercials and other television advertising and expanded servicing of corporate clientele and partners. Consistent with its aggressive growth strategy, the Company intends to produce additional infomercials and commercials, expand its telemarketing activities, increase its levels of syndicated television advertising, and expand its direct mail marketing programs, targeting existing and potential customers of all of its products and services. Strategic corporate partners will be offered the Company's direct marketing expertise, which includes the marketing of additional products and services to the Company's database of consumer customers. See "Forward Looking Information May Prove Inaccurate."

  Media Advertising and Promotion

     The Company focuses its efforts on direct response marketing which is designed to capture the highest percentage of calls and maximize revenues. The Company believes that consumer awareness and demand for telephone entertainment services has been increasing due principally to the use of television commercials and infomercials. Infomercials typically feature in-depth interviews and information designed to motivate viewers to place telephone calls to access services or subscribe to the Company's voice mail networks. The Company's ability to efficiently produce and air infomercials and commercials is essential to its marketing strategy.

     The Company has emphasized the marketing and promotion of its "900" number services and voice mail networks through celebrity endorsements. At various times during the fiscal year ended November 30, 1996, the Company engaged the services of celebrities such as Dennis Rodman, a National Basketball Association star, Rhonda Shear, a television entertainer, Philip Michael Thomas, television co-star of the series Miami Vice, Joyce Jillson, syndicated columnist and noted astrologer, Catherine Oxenberg, a model and star of the television series Dynasty, Billy Dee Williams, a television and film actor, Fernando Allende, a Latin American television actor, and Fran Gare, a nutritionist and weight-loss expert, to promote the Company's telephone entertainment and voice mail services. Celebrity agreements are generally for a term of one year, which may be extended under certain circumstances, and grant worldwide rights to use an individual's name and likeness in connection with services promoted by commercials. Compensation varies by individual and generally consists of an advance payment and royalties for each minute of "900" number calls or a percentage of monthly voice mail subscription fees.

     The Company believes that the quality of media time purchased by the Company is a critical element in a successful direct marketing effort. Accordingly, the Company seeks to purchase blocks of quality broadcast and cable television media time in order to assure meaningful coverage of its infomercials and commercials in selected time slots and geographic markets. The majority of media purchases are done by the Company's in-house media department.

  Telemarketing

     The Company currently retains West TeleServices Corporation ("West") to perform inbound telemarketing activities. These agencies provide telephone operators on an ongoing basis to respond to incoming telephone calls from recipients of mail promotions or viewers of the Company's infomercials and commercials who are interested in the advertised product or service. The Company believes that an integral part of inbound telemarketing is the opportunity to increase revenues by offering or introducing additional products and services.

     The Company currently engages West, Advanced Access, Inc., Optima Direct, Inc., National Market Share, Inc., and APAC TeleServices, Inc. to perform outbound telemarketing activities. The Company continues outbound telemarketing on a regular basis to promote its products and services and fulfill marketing services to strategic corporate partners, including AT&T. These agencies provide telephone operators on an ongoing basis to place calls to prospective customers using consumer information and data obtained from the Company's inbound telemarketing activities, mailing lists, data base and customer lists obtained from its marketing activities. The Company intends to establish its own in-house telemarketing capabilities. The Company believes that establishing such capabilities will allow it to increase call volume and reduce cost relating to telemarketing activities, thereby maximizing efficiency and revenues. See "Forward Looking Information May Prove Inaccurate."

  Direct Mail and Print Advertising

     The Company engages in direct mail and print advertising campaigns designed to promote entertainment services and voice mail services, consisting of notifications, promotions, periodicals and subscription kits.

  Other Marketing Activities

     The Company entered into a three-year partnership with AT&T, whereby the Company commenced marketing AT&T's long distance services to the Company's database of customers. The Company is compensated based on the number of successful long distance customers delivered by the Company to AT&T.

     The Company produces and/or markets video cassettes, music CD's, hair care products, cellular telephones and service and other consumer products. While the Company is aggressively testing new products and services, sales and related expenses of such products and services were not material in the fiscal year ended November 30, 1996 and may not account for a meaningful portion of the Company's net revenues in the future.

     The Company rents its mailing lists to third parties through Jami Marketing Services, Inc. ("Jami Marketing"), an affiliate of the Company. Pursuant to a list management agreement, dated June 1, 1993, between the Company and Jami Marketing, Jami Marketing serves as exclusive manager in connection with renting the Company's mailing list. The Company pays Jami Marketing a management fee equal to 10% of rental revenue to manage its list, plus fees in connection with processing the mailing list. Revenues from mailing list rentals have not been material to date. See "Certain Relationships and Related Transactions."

SERVICE BUREAUS

     The Company has engaged West, Billing Information Concepts Corporation ("ESBI"), Federal Transtel, Inc. ("FTT") and VRS Billing Systems, a division of Integretel, Inc., to provide billing and collection services in connection with the Company's telephone entertainment products and services, "900" number services, VM services and club memberships. West and ESBI also provide accounts receivable financing relating to products and services billed through these companies. Though the facilities are available, the Company is not currently financing any of its accounts receivable. In addition, West provides other services, including call processing, inbound and outbound telemarketing and production of prerecorded programs. The Company is dependent on these service bureaus to provide quality services on a timely basis on favorable terms. While the Company believes its service bureau needs could be transferred to alternate providers, if necessary, no contracts to cover such a contingency are currently in effect. Accordingly, failure by any existing bureaus to provide such services would result in material interruptions in the Company's operations.

COMPETITION

     The Company faces intense competition in the marketing of its telephone entertainment services and voice mail networks. The Company competes primarily on the basis of media placements on television and through direct mail solicitations for "new age" services and product themes. The Company's telephone entertainment services, VM services and club products compete for consumer recognition with services which have achieved significant national, regional and local consumer loyalty. Many of these entertainment services are marketed by companies which are well-established, have reputations for success in the development and marketing of services, have extensive experience in creating and producing infomercials and commercials featuring high profile celebrities and have significant financial, marketing, distribution, personnel and other resources. These financial and other capabilities permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets and introduce new services.

     Certain of these competitors, including Inphomation Inc., Gold Coast Media and PRN (see "Acquisition of New Lauderdale"), are prominent in the psychic industry and have the financial resources to enable them to withstand substantial price competition, which is expected to increase. Inphomation Inc. is the operator of "Psychic Friends Network," a highly successful "900" telephone entertainment service marketed through frequently broadcast infomercials and commercials featuring Dionne Warwick, as well as other "900" number services. Gold Coast Media is the operator of a highly successful "900" number psychic related telephone entertainment service marketed through infomercials and commercials featuring Kenny Kingston.

     In addition, because the telephone entertainment services industry has no substantial barriers to entry, competition from smaller competitors in the Company's target markets and from direct response marketing companies not currently offering telephone entertainment services and services similar to the Company's voice mail network services are expected to continue to increase significantly. The Company expects that direct marketing companies that have developed or are developing new marketing strategies, as well as other companies that have the expertise to allow the development of direct marketing capabilities, may attempt to enter the telephone entertainment services industry or develop voice mail services similar to those provided by the Company, which would compete with the Company's services. The Company is also aware of other companies that have developed and introduced or are developing "900" number programs with a concept similar to the Company's voice mail networks, certain of which are psychic related. It is also possible for a small company to introduce a service or program with limited financial and other resources through the use of third-party agencies. Any such company having the potential for success may achieve rapid and significant growth as a result of the success of a single infomercial.

     The Company's new age products and services also compete with numerous other services and products which provide similar entertainment value, such as in-person psychic consultation and tarot card readings, newspapers, magazines, books and audio and video cassettes featuring "new age" themes, on-line computer programs and various other forms of entertainment which may be less expensive or provide other advantages to consumers.

INSURANCE

     The Company may be subject to substantial liability as a result of claims made by consumers arising out of services provided by the Company's servicing contractors and their employees. The Company is aware that claims have been made against other companies engaged in providing telephone entertainment services on the basis of advice or prognostications disseminated through such services. The Company maintains a general liability insurance policy that is subject to a per occurrence limit of $1,000,000, with a $2,000,000 aggregate limit and an umbrella policy covering an additional $10,000,000 of liability. In addition, the Company has errors and omissions insurance with a limit of $5,000,000. The Company also maintains Directors and Officers liability insurance policies providing aggregate coverage of $5,000,000 for legal costs and claims. Such insurance may not be sufficient to cover all potential future claims and additional insurance may not be available in the future at reasonable costs. The Company seeks to limit any potential liability by providing disclaimers in connection with its services by identifying its "900" services and the services provided pursuant to its VM services, club products and VM Enhanced Products as "entertainment."

GOVERNMENT REGULATION

     The telephone entertainment services industry is subject to extensive, stringent and frequently changing federal, state and local laws and substantial regulation under these laws by governmental agencies, including the Federal Communications Commission ("FCC"), the Federal Trade Commission ("FTC"), the Department of Justice, the United States Postal Service, various state Attorneys General and state and local consumer protection agencies. Regulations applicable to carriers and providers of telephone entertainment services are interpreted and enforced by regulatory authorities with broad discretion and impose significant compliance burdens and risks on the Company.

     The FCC regulates carriers that transmit calls and bill and collect charges, as well as the broadcast and cable television industry, including networks and stations that carry the Company's infomercials and commercials. The FTC, which is the regulatory authority with primary jurisdiction over the advertising of "900" number services, is responsible for enforcing various federal laws intended to protect consumers against deceptive trade practices, including misleading advertising, and has promulgated regulations governing, among other things, program content and advertising and promotional disclosures for telephone entertainment services and infomercials. In response to substantial complaints by consumers regarding fraudulent telemarketing activities, the FTC has recently enacted additional regulations governing telemarketing activities which, among other things, enable the FTC to impose substantial penalties for fraudulent telemarketing activities and, require the telemarketer to disclose the product or service being offered, the cost of such product or service, any restrictions that may apply before asking for a credit card or bank information and, if there is a no refund policy, to disclose such policy. Such regulations also restrict telemarketing calls from being placed between 9:00 p.m. and 8:00 a.m. without the prior consent of the person being called. In addition, the FTC has empowered state Attorneys General to seek injunctions in federal courts for fraudulent telemarketing activities. The Department of Justice and the United States Postal Service also enforce various federal laws intended to prevent the use of wires or mail for fraudulent or deceptive purposes.

     The principal federal regulation governing pay-per-call operations is the Telephone Disclosure and Dispute Resolution Act of 1992 ("TDDRA"). Among other things, TDDRA provides guidelines with respect to pricing and marketing of telephone entertainment services, including services offered through "800" and "900" numbers. The recently enacted Telecommunications Act of 1996 (the "TCA") amends TDDRA by requiring that billing authorization for pay-per-call "800" number services be in writing and specifically requires: disclosure to consumers of pricing information, disclosure of information relating to the provider, a provider's agreement to notify the customer of changes in billing rates in advance, disclosure of customer payment options, and the customer's signature to create an obligation to pay for such "800" number services. The Company utilizes toll-free "800" numbers in connection with the marketing of voice mail services and consumer solicitation. Management believes that the new requirements set forth in the provisions of the TCA are not applicable to the Company's operations, based on its belief that its "800" number services are not pay-per-call services, as such term is defined under TDDRA, as amended by the TCA. There can be no assurance that federal or state governmental agencies will not interpret the provisions of the TCA in a manner which would make it applicable to the Company's "800" number services, in which event, the Company may be required to materially change the method in which it markets certain of its entertainment services. Compliance with such requirements, if determined to be applicable, could have a material adverse effect on the Company's business. The TCA also provides the FCC with expanded rule making authority, which could result in legislation, in the future, applicable to the Company's "800" number and other services.

     The Company's operations in Canada, which have not been significant to date, are also subject to Canadian regulations governing "900" number services and consumer protection regulations which govern advertising and other business activities.

     All of the Company's entertainment services and advertisements are reviewed by the Company's regulatory counsel, and management believes that the Company is in substantial compliance with all material federal and state laws and regulations governing its provision of "800" and "900" number entertainment services, all of its billing and collection practices and the advertising of its services and has obtained or is in the process of obtaining all licenses and permits necessary to engage in telemarketing activities. Although the Company from time to time receives requests for information from, or is forwarded consumer complaints by, regulatory authorities, the Company has not been subject to any enforcement actions by any regulatory authority. Nevertheless, civil investigative demands have been received from the Attorneys' General of the States of Idaho, Missouri, New York, Pennsylvania and Texas, as well as from the Tennessee Public Service Commission, seeking certain information relating to the Company. In addition, during the fourth quarter of the fiscal year ended November 30, 1996, a proposed assurance of discontinuance was received from the Oregon Department of Justice. In November 1996, the Company requested Oregon to clarify its position before the Company could determine what, if any, future modifications to the Company's practices would be necessary. Lastly, certain information relating to the Company's programs has been subpoenaed from West Outbound by the Attorney General of the State of Texas and from ESBI by the Attorneys' General of the States of Texas and Idaho. The Company believes that the information has been sought as part of pending investigations in connection with certain of the Company's marketing activities. The investigation by the State of Idaho has been discontinued. The Pennsylvania Attorney General's investigation has concluded with issuance of a warning letter to the Company. During the summer of 1996, the Attorney General of the State of New York commenced an investigation of the Company's pay-per-call consumer billing practices by issuing subpoenas for documents, which the Company provided. On or about October 23, 1996, the Company submitted to the New York Attorney General's office a letter, setting forth its position with respect to the investigation. To date, the Company has not received a response to its letter and there has been no further activity with respect to the investigation. No assurance can be given, however, that such investigation is not pending or, if pending, that management will be able to amicably resolve the outstanding issues with New York State. In the event the investigation proceeds and the Company is unable to resolve the issues in dispute, further proceedings may ensue which, if the Company is unsuccessful, may have a materially adverse effect on the Company's future operations in New York State. Management further believes that while the other remaining investigations will not result in enforcement actions or claims which would have a material adverse effect on the Company, there can be no assurance that this will be the case. Amendments to or interpretations and enforcement of existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into new jurisdictions and "900" number services could require the Company to continually alter methods of operations, modify the content or use of its services or the manner in which it markets it services, which could result in material interruptions in its operations. Failure to comply with applicable laws and regulations could subject the Company to civil remedies, including substantial fines, penalties and injunctions, as well as possible criminal sanctions, which could have a material adverse effect on the Company.

EMPLOYEES

     The Company currently employs 84 full-time employees, including six executive officers, and three part-time employees, which are located at the Company's principal executive offices in Pearl River, New York and New Lauderdale's offices in Fort Lauderdale, Florida. The Company believes that its relations with its employees are satisfactory. None of the Company's employees are represented by a union.

ITEM 2.  PROPERTIES

     The Company leases approximately 15,000 square feet of space at One Blue Hill Plaza, Pearl River, New York, all of which is currently used for the Company's principal executive offices. The lease for such premises expires on July 31, 2006. The current monthly base rent is $11,875, which amount will be increased to $21,875 per month commencing on November 1, 1997, and further increased to $26,875 per month commencing on August 1, 2001, for the remainder of the term of the lease. The Company currently subleases space from PRN, pursuant to an oral understanding, for its New Lauderdale operation and is negotiating a new lease for space in Fort Lauderdale. The Company intends to move the New Lauderdale operation into the new space by the third quarter of 1997.

ITEM 3.  LEGAL PROCEEDINGS

     In October 1995, ESBI was served with a notice of violation under California's consumer Legal Remedies Act by an individual acting in her own right and for others similarly situated, relating to certain billing practices, including ESBI's alleged billing for one of the Company's "800" numbers which the Company allegedly advertised to consumers as a free call. Such notice demands that the class of claimants represented therein be compensated for violations of such consumer laws. On April 2, 1996, a complaint was filed in the Superior Court of California, County of Los Angeles, which seeks class action certification pursuant to California Civil Code sec.1770 et. sec., on behalf of all consumers alleged to have been damaged by billings for services advertised as free. The complaint seeks injunctive relief, general damages and punitive damages arising from alleged fraudulent and misleading advertising practices. ESBI moved to dismiss the complaint. The motion was granted, in part, but afforded the plaintiff the right to amend the complaint. We have received correspondence from plaintiff's counsel that an amended complaint has been filed and that plaintiff intends to name the Company as a defendant. While the Company apparently has not yet been served in the action, certain of the allegations raised in the complaint pertain to services of the Company billed by ESBI. ESBI has sought indemnification from the Company pursuant to the terms of the billing agreement. Accordingly, the Company has notified its insurance carrier of the potential claims. Management believes that such claim is without merit and there is no basis, at this time, to believe that the claim will have a material adverse affect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Reference is made to the information contained in the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market Information.

     Since December 1995, the Company's Common Stock has traded on the NASDAQ National Market System under the symbol "QTEL". The following table sets forth the high and low bid information of the Common Stock as reported by NASDAQ for each full quarterly period since such date (and for any subsequent interim period for which financial statements are included herein).

                             FISCAL YEAR ENDED
                             NOVEMBER 30, 1996                       HIGH(1)     LOW(1)
        -----------------------------------------------------------  -------     ------
        First Quarter..............................................    $11 1/2     $4 3/8
        Second Quarter.............................................     13 3/8      8 1/8
        Third Quarter..............................................     12 5/8      5 3/4
        Fourth Quarter.............................................     10 1/8      5 7/8

---------------
(1) Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

  Security Holders

     To the best knowledge of the Company, at February 21, 1997, there were 33 record holders of the Company's Common Stock. The Company believes there are numerous beneficial owners of the Company's Common Stock whose shares are held in "street name." To the best knowledge of the Company, the number of non-objecting beneficial owners as of February 5, 1997 was 493, with the number of actual beneficial owners exceeding that number.

  Dividends

     Except for S corporation distributions made to the Company's stockholders prior to December 5, 1995 (the effective date of the initial public offering of the Company's Common Stock), the Company has not paid, and has no current plans to pay, dividends on its Common Stock. The Company currently intends to retain all earnings for use in its business.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected historical financial data of the Company for the period from August 1, 1992 (inception) to November 30, 1992 and for each of the four fiscal years through November 30, 1996. The following selected financial data for the years ended November 30, 1996, 1995 and 1994, are derived from the financial statements of the Company appearing elsewhere herein or in previous filings. The year ended November 30, 1996 includes the results of operations of New Lauderdale, L.C. from its acquisition date of September 10, 1996. The financial data set forth should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company.

                                                                                         AUGUST 1, 1992
                                                                                         (INCEPTION) TO
                                                YEAR ENDED NOVEMBER 30,                   NOVEMBER 30
                                  ----------------------------------------------------   --------------
                                     1996          1995          1994          1993           1992
                                  -----------   -----------   -----------   ----------   --------------
STATEMENT OF OPERATIONS DATA:
Net revenue.....................  $86,666,768   $50,501,266   $22,771,465   $8,262,179     $1,700,322
Costs of sales..................   64,661,256    36,732,610    17,521,985    5,778,706        986,319
Gross profit....................   22,005,512    13,768,656     5,249,480    2,483,473        714,003
Selling, general and
  administrative expenses.......   10,159,226     3,467,008     3,012,588    1,801,330        448,036
                                  -----------   -----------   -----------   ----------     ----------
Income from operations..........   11,846,286    10,301,648     2,236,892      682,143        265,967
Interest expense................     (473,289)     (334,318)     (759,211)    (117,460)        (6,917)
Other income, net...............      760,413       485,250
Equity in earnings of joint
  venture.......................    4,939,653     2,860,304
                                  -----------   -----------   -----------   ----------     ----------
Income before provision for
  income tax and minority
  interest......................   17,073,063    13,312,884     1,477,681      564,683        259,050
Provision (benefit) for income
  taxes.........................    4,898,633       220,335        54,842      (76,690)       111,994
                                  -----------   -----------   -----------   ----------     ----------
Income before minority
  interest......................   12,174,430    13,092,549     1,422,839      641,373        147,056
Minority interest in net
  (income) loss.................                                                73,528        (73,528)
                                  -----------   -----------   -----------   ----------     ----------
Net income......................  $12,174,430   $13,092,549   $ 1,422,839   $  714,901     $   73,528
                                  ===========   ===========   ===========   ==========     ==========
Income before pro forma tax
  provision and minority
  interest......................                $13,312,884   $ 1,477,681   $  564,683     $  259,050
Pro forma income tax
  provision.....................                  5,633,116       835,144      257,761        111,994
                                                -----------   -----------   ----------     ----------
Pro forma income before minority
  interest......................                  7,679,768       642,537      306,922        147,056
Minority interest in net
  (income) loss.................                                                73,528        (73,528)
                                                -----------   -----------   ----------     ----------
Pro forma net income............                $ 7,679,768   $   642,537   $  380,450     $   73,528
                                                ===========   ===========   ==========     ==========
Net income per share............  $       .76
                                  ===========
Pro forma income per share......                $       .64   $       .05   $      .08     $      .02
                                                ===========   ===========   ==========     ==========
Weighted average number of
  common and common equivalent
  shares outstanding............   16,124,743    12,000,000    12,000,000    5,008,219      4,000,000
BALANCE SHEET DATA:
Working capital.................  $25,442,192   $ 3,217,627   $   494,738   $  788,429     $  147,056
Total assets....................   79,029,547    16,969,956     3,976,881    3,894,080        942,960
Total liabilities...............   31,275,864    10,938,881     3,432,355    3,105,651        869,432
Stockholders' equity............   47,734,933     6,031,075       544,526      788,429         73,528

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's primary products during the fiscal year ended November 30, 1996 were telephone entertainment services, billed as pay-per-call services through the use of "900" numbers and monthly billed VM services and club memberships. These services are billed and collected through the use of service bureaus and local and long distance telephone companies and carriers. Historically, the products have evolved based on changing consumer tastes as well as changes in telephone billing practices and government regulations.

     Revenues are recorded at the time a customer initiates a billable transaction, except for customer fees for club and VM products and services. New customer club and VM product fees are recognized upon approved enrollment and when the service is rendered. Continuing club and VM product fees are recognized as customers automatically renew each month. All revenues are recognized net of an estimated provision for customer chargebacks, which include refunds, credits and uncollectible amounts. The Company estimates the reserve for monthly customer chargebacks based on updated chargeback history. New products and platforms without a history are reserved based on experience with similar products and platforms and adjusted as further information becomes available. Since reserves are established prior to the periods in which chargebacks are actually incurred, the Company's revenues may be adjusted in later periods in the event that the Company's incurred chargebacks vary from estimated amounts.

     During the fiscal year ended November 30, 1996, the Company successfully marketed a new $19.95 voice mail service and experienced high enrollments of new customers along with a high level of acceptance difficulties both at the consumer and regional telephone carrier levels. This caused temporary suspensions of the Company's billings by five regional telephone carriers and high levels of customer cancellations and chargebacks for the new product. This problem began in the early part of the fiscal year and continued through the third quarter. The Company no longer markets the $19.95 voice mail product but continues to service approximately 66,500 subscribers to this product and other products no longer marketed for new enrollments. See "Increased Chargebacks, Regional Telephone Carrier and Regulatory Matters."

     The Company also produces and/or markets video cassettes, music CDs, hair care products, cellular telephones and service, and other consumer products. Additionally, the Company has begun marketing services for strategic corporate partners. While the Company is aggressively pursuing corporate partnerships and testing new products and services, sales and related expenses of such partnerships, products and services were insignificant in the fiscal year ended November 30, 1996 and may not result in a meaningful portion of the Company's net revenues and income in the future. See "Forward Looking Information May Prove Inaccurate."

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of net revenue represented by certain items reflected in the Company's statement of income. The statements of income contained in the Company's financial statements and the following table include pro forma adjustments for income taxes.

                                                                       YEAR ENDED NOVEMBER 30,
                                                                      -------------------------
                                                                      1996      1995      1994
                                                                      -----     -----     -----
Net revenue.........................................................  100.0%    100.0%    100.0%
                                                                      =====     =====     =====
Cost of sales.......................................................   74.6      72.7      76.9
                                                                      -----     -----     -----
Gross Profit........................................................   25.4      27.3      23.1
Selling, general and administrative expenses........................   11.7       6.9      13.2
  Interest expense..................................................    0.5       0.7       3.3
  Other income......................................................    0.9       1.0        --
  Equity in earnings of joint venture...............................    5.7       5.7        --
Net income..........................................................   14.0        --        --
Pro forma net income................................................     --      15.2       2.8

YEAR ENDED NOVEMBER 30, 1996 COMPARED TO YEAR ENDED NOVEMBER 30, 1995

     Net revenue for the year ended November 30, 1996 was $86,666,768, an increase of $36,165,502, or 72%, as compared to $50,501,266 for the year ended November 30, 1995. The increase in net revenue resulted from the increased marketing of the Company's products during the year, increased enrollments for the Company's VM and club products and services and the acquisition of New Lauderdale in the fiscal fourth quarter of 1996. Chargebacks for the year ended November 30, 1996 were $46,352,638, an increase of $27,287,561, or 143%, as compared to $19,065,077 for the year ended November 30, 1995. This increase was primarily attributable to the increase in the amount of services provided by the Company and the difficulties encountered with the $19.95 VM Enhanced Product during the year. See "Increased Chargebacks, Regional Telephone Carrier and Regulatory Matters."

     Cost of sales for the year ended November 30, 1996 was $64,661,256, an increase of $27,928,646, or 76%, as compared to $36,732,610 for the year ended November 30, 1995. The increase in cost of sales is directly attributable to the increased sales volume and the inclusion of New Lauderdale's cost of sales since the Acquisition. The increase in the relationship of cost of sales to net revenue is due to marketing and fulfillment costs incurred during certain carrier billing suspensions for which there is no corresponding revenue stream and the higher level of chargebacks experienced in the fiscal year ended November 30, 1996 partially offset by volume discounts received from providers. See "Increased Chargebacks, Regional Telephone Carrier and Regulatory Matters."

     Selling, general and administrative expenses for the year ended November 30, 1996 were $10,159,226, an increase of $6,692,218, or 193%, as compared to
$3,467,008 for the year ended November 30, 1995. This increase was primarily attributable to amortization of goodwill in the fiscal year ended November 30, 1996 of $1,211,924 relating to the Acquisition, total executives' bonuses of $898,578, continuing increases in the Company's personnel, the Company's relocation to larger office space to accommodate the growth of its operations and the post-Acquisition New Lauderdale selling, general and administrative expenses included in the fourth quarter of the fiscal year ended November 30, 1996.

     Interest expense increased by $138,971, or 42%, to $473,289 for the year ended November 30, 1996, as compared to $334,318 for the year ended November 30, 1995. The increase was due to related party interest to New Lauderdale prior to the Acquisition of $100,250 and interest on stockholder notes of approximately $130,000 relating to the final S corporation distribution, partially offset by reductions in interest expense relating to receivables financing. Accounts receivable financing arrangements are available, but currently not in use. See "Liquidity and Capital Resources" later in this section.

     For the year ended November 30, 1996, other income was $760,413, an increase of $275,163 or 57% as compared to $485,250 for the year ended November 30, 1995. During the fiscal year ended November 30, 1996, other income included $614,000 in interest and gains from investments of cash generated by operations and proceeds from the initial public offering of the Company's Common Stock, offset by reductions in management fee income.

     For the year ended November 30, 1996, the Company recognized equity in earnings of joint venture of $4,939,653, of which $4,432,000 was distributed to the Company during such year. This reflects the Company's 50% interest in the income from New Lauderdale's operations for the period prior to the Acquisition. The increase in equity in earnings of joint ventures of $2,079,349 or 73% compared to $2,860,304 for the year ended November 30, 1995 resulted from the increased earnings of New Lauderdale during the period. After the Acquisition, the Company commenced consolidating the operations of New Lauderdale in its financial statements.

     The provision for income taxes of $4,898,633 for the year ended November 30, 1996 included a $1,782,000 deferred tax benefit for the benefit received when the Company converted to the accrual basis of accounting in connection with the termination of its S corporation status.

     Net income increased to $12,174,430 for the year ended November 30, 1996 as compared to pro forma net income of $7,679,768 for the prior comparable period, an increase of $4,494,662, or 59%. This increase was primarily due to an increase of $1,544,638 in the Company's income from operations directly attributable to the growth of the Company's business, an aggregate increase of $2,079,349 of net income attributable to the Company's 50% equity interest in New Lauderdale and the current year tax benefit of $1,782,000 described above. Such increases were offset in part by the goodwill amortization of $1,211,924 and executives' bonuses of $898,578, also described above.

YEAR ENDED NOVEMBER 30, 1995 COMPARED TO YEAR ENDED NOVEMBER 30, 1994

     Net revenue for the year ended November 30, 1995 was $50,501,266, an increase of $27,729,801, or 122%, as compared to $22,771,465 for the year ended November 30, 1994. The increase in net revenue was attributable primarily to the introduction of the Company's original membership clubs commencing in late 1994, which accounted for $21,803,903 of net revenue. Chargebacks for the year ended November 30, 1995 were $19,065,077, an increase of $8,223,503, or 76%, as compared to $10,841,574 for the year ended November 30, 1994. This increase was primarily attributable to the increase in the amount of services provided by the Company and the corresponding increase in gross revenue between the comparable periods. Such increase in chargebacks was partially offset by the change of the Company's telephone entertainment services from billable "800" numbers to "900" numbers and the addition of the original membership clubs, both of which have historically lower chargeback rates, as well as the Company's more efficient utilization of database management systems designed to reduce the number of unbillable records.

     Cost of sales for the year ended November 30, 1995 was $36,732,610, an increase of $19,210,625, or 110%, as compared to $17,521,985 for the year ended November 30, 1994. The increase was primarily attributable to increased service bureau fees and increases in advertising expenditures for television commercials and infomercials and telemarketing. Cost of sales as a percentage of net revenue decreased to approximately 73% from approximately 77% for these periods, primarily as a result of the lower costs associated with the Company's original club membership services compared to its "900" number entertainment services. Such decrease was partially offset by increased service bureau and advertising costs.

     Selling, general and administrative expenses for the year ended November 30, 1995 were $3,467,008, an increase of $454,420, or 15%, as compared to
$3,012,588 for the year ended November 30, 1994. This increase was primarily attributable to a substantial increase in the Company's personnel in 1995 and the Company's relocation to larger office space to accommodate the growth of its operations. Such increases were partially offset by decreases in officers' salaries of approximately $540,000.

     Interest expense decreased by $424,893, or 56%, to $334,318 for the year ended November 30, 1995, as compared to $759,211 for the year ended November 30, 1994. The decrease was due to lower interest rates under financing arrangements.

     For the year ended November 30, 1995 and included in other income, the Company, for the first time, received management fee income in an aggregate amount of $450,000 from New Lauderdale. Such management fees were discontinued in February 1996, although such services currently continue to be rendered to New Lauderdale.

     For the year ended November 30, 1995, the Company recognized equity in earnings of joint ventures of $2,860,304, $1,540,000 of which was distributed to the Company during such year. This reflects the Company's 50% interest in the income from New Lauderdale's operations for such period.

     Net income increased to $13,092,549 for the year ended November 30, 1995 from $1,422,839 for the prior comparable period, an increase of $11,669,710, or 820%. This increase was primarily due to an increase of $8,064,756 in the Company's income from operations directly attributable to the growth of the Company's business, an aggregate increase of $2,860,304 of net income attributable to the Company's 50% equity interest in New Lauderdale, and a reduction in interest expense of $424,893. Net income after giving effect to pro forma income tax provisions would have been $7,679,768 and $642,537 for the years ended November 30, 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $25,442,192 at November 30, 1996. The Company has historically financed its working capital requirements principally through cash flow from operations and receivables financing. In December 1995, the Company received net proceeds of approximately $13,402,000 from the initial public offering of its shares of Common Stock. During the year ended November 30, 1996, the Company repaid all loans related to advances received for accounts receivable financing and fully paid the notes due to shareholders for undistributed S corporation earnings. Such payments amounted to $2,643,522 and $3,855,694 respectively. While the Company is not currently financing any accounts receivable, credit lines for this purpose are being maintained and the Company may incur obligations for such financing in the future.

     The Company's primary cash requirements have been to fund the cost of advertising and promotion. Chargebacks are paid currently from collections of receivables from carriers through the Company's service bureaus. Other than the purchase of equipment in connection with the establishment of in-house telemarketing operations, the expansion of its customer service department, the relocation of it its New Lauderdale offices and the expansion of its computer database capabilities, the Company currently has no plans or material commitments for capital expenditures. The Company anticipates, based on currently proposed plans and assumptions relating to its operations (including the substantial costs associated with its proposed advertising and marketing activities), that projected cash flow from operations and available cash resources, including its financing arrangements with service bureaus, will be sufficient to satisfy its anticipated cash requirements for at least the next twelve months. The Company does not currently have any long-term obligations and currently has no plans to incur any such obligations in the future. As the Company seeks to diversify with new programs and endeavors, the Board of Directors, may, at its discretion, authorize the use of existing cash reserves, long term financing, or other means to finance such programs and endeavors.

     During the year ended November 30, 1996, the Company formed several new wholly owned subsidiaries and entered into two new joint venture agreements. The joint venture agreements require the Company to provide loans to the ventures in initial amounts of $250,000 each with additional amounts at the Company's discretion. Such loans would bear interest at the rate of 7% per annum and are to be repaid in installments as a percentage of the venture's retained earnings or net available cash as specified in each agreement. Additionally, the Company will also advance $20,000 per month to LaBuick Entertainment, Inc. for services rendered to one of the joint ventures. Such advances are deductible from distributions, if any, due LaBuick Entertainment, Inc. under the agreement. The Company expects to be able to fund such loans and advances from its operating cash flow over the next twelve months and that such loans and advances, as extended, would not have a significant effect on the working capital position of the Company. During the fiscal year ended November 30, 1996, the new subsidiary and joint venture operations have not had a significant effect on net income and did not impose any significant cash requirements on the Company. The Company does not anticipate any of these new subsidiaries or joint ventures to significantly alter the working capital or cash requirements of the Company during the next twelve months.

INCREASED CHARGEBACKS, REGIONAL TELEPHONE CARRIER AND REGULATORY MATTERS

     During the first quarter of the fiscal year ended November 30, 1996 (the three month period ended February 29, 1996), the Company increased marketing activities and experienced high enrollments of new customers which caused the Company to experience a high level of acceptance difficulties with its VM Enhanced Product. These acceptance difficulties occurred at two levels, consumer and regional telephone carrier.

     At the consumer level, customers did not always relate the VM Enhanced Product billing description on their telephone bills to the entertainment service that they purchased. This prompted an increase in customer service inquiries to both the Company and ESBI, the billing service bureau conduit to the regional telephone carriers and telephone companies. Accordingly, for the first nine months of 1996, the Company experienced a higher level of customer cancellations and chargebacks relating to the $19.95 per month VM Enhanced Product. The Company no longer markets the $19.95 VM Enhanced Product but continues to service approximately 66,500 subscribers to this and other products not marketed for new enrollments. The Company modified and repositioned this product to service the existing customer base. The Company and ESBI expanded their customer service departments during the first fiscal quarter of 1996 (three months ended February 29, 1996) to better educate the consumer about the product. Telemarketing efforts for new products during the second fiscal quarter of 1996 (three months ended May 31, 1996) were reduced as the repositioning was being accomplished. Although there can be no assurance that these marketing efforts and changes will continue to be successful, management anticipates that the repositioning along with the expansions in customer service will maintain customer cancellations and chargebacks for the VM Enhanced Product and new products at acceptable levels. Several variations, including the change to offer customers a basic VM service or theme-related club membership product, continue to be tested with many tests yielding positive results. Currently, only $9.95 per month club products are being marketed to new customers. The pace of telemarketing and enrollments will continue to proceed gradually, along with increased customer service support, so as not to repeat the difficulties of the first quarter. Due to the telephone company billing and collection delays inherent in the telemarketing business, the higher cancellation and chargeback level began in the first quarter of the fiscal year ended November 30, 1996 and continued during the current fiscal year. See "Forward Looking Information May Prove Inaccurate."

     At the regional telephone carrier level, five of the regional telephone carriers suspended billing of the Company's VM Enhanced Products at different times during the fiscal year ended November 30, 1996. The suspensions were the result of the carriers' belief that the Company and ESBI were unable to provide adequate customer services to VM Enhanced Product customers in the regions serviced by the carriers. The Company did not anticipate the increase in customer service calls during the first three months of the fiscal year ended November 30, 1996 and was not able to adequately handle the increased customer service call volume. As stated above, both the Company and ESBI expanded their customer service departments in response to such needs. Four of the five carriers, in reaching their decisions to suspend billings, specifically addressed the Company's VM Enhanced Product and the remaining carrier addressed the billing platform that encompasses the Company's VM Enhanced Product. The Company has resumed billing the VM Enhanced Product with the four carriers that specifically addressed the difficulties associated with the VM Enhanced Product. For the carrier that addressed the difficulties associated with the billing platform, the Company resumed billing through an alternate platform with another service bureau. For four of these carriers, the suspensions each lasted less than sixty (60) days and did not have a material impact on the Company's cash flows and operations. For the fifth carrier, the suspension lasted several months and resulted in lost revenues. During the fiscal year ended November 30, 1996, VM Enhanced Product net revenues billed through this carrier approximated 4% of total net revenues. Marketing shifts between the VM Enhanced Product and "900" business are expected to partially offset the impact of this carrier's suspension. Though the full amount of the impact of the lost revenues is not known, the Company did incur marketing and fulfillment costs in this carrier's regions during the first six months of the fiscal year ended November 30, 1996. Therefore, the impact to date has been significant as costs were incurred without a corresponding revenue stream.

     The VM Enhanced Product is independent of the Company's "900" number entertainment services and these difficulties do not impact the "900" number portion of the Company's business. The carrier billing suspensions of the VM Enhanced Product are also limited to the geographic regions serviced by the individual carriers.

     The Company intends to continue its promotion of both VM services and theme related club membership products as previously discussed. Also, as previously discussed, recent shifts in marketing and other strategies have increased the Company's "900" business net revenues, both absolutely and in relation to these products and services. While the Company is pursuing new VM service and club membership product enrollments, it is possible that revenues from these products and services will account for a stable or decreasing portion of the Company's net revenues in the future. Since any reduction in contributions from these products and services to total net revenues are expected to be more than offset by increases in the Company's "900" business net revenues, total net revenues are expected to increase. However no assurance can be given that these projections will prove to be accurate. See "Forward Looking Information May Prove Inaccurate."

     All of the Company's entertainment services and advertisements are reviewed by the Company's regulatory counsel, and management believes that the Company is in substantial compliance with all material federal and state laws and regulations governing its provision of "800" and "900" number entertainment services, all of its billing and collection practices and the advertising of its services and has obtained or is in the process of obtaining all licenses and permits necessary to engage in telemarketing activities. Although the Company from time to time receives requests for information from, or is forwarded consumer complaints by, regulatory authorities, the Company has not been subject to any enforcement actions by any regulatory authority. Nevertheless, civil investigative demands have been received from the Attorneys' General of the States of Idaho, Missouri, New York, Pennsylvania and Texas, as well as from the Tennessee Public Service Commission, seeking certain information relating to the Company. In addition, during the fourth quarter of the fiscal year ended November 30, 1996, a proposed assurance of discontinuance was received from the Oregon Department of Justice. In November 1996, the Company requested Oregon to clarify its position before the Company could determine what, if any, future modifications to the Company's practices would be necessary. Lastly, certain information relating to the Company's programs has been subpoenaed from West Outbound by the Attorney General of the State of Texas and from ESBI by the Attorneys' General of the States of Texas and Idaho. The Company believes that the information has been sought as part of pending investigations in connection with certain of the Company's marketing activities. The investigation by the State of Idaho has been discontinued. The Pennsylvania Attorney General's investigation has concluded with issuance of a warning letter to the Company. During the summer of 1996, the Attorney General of the State of New York commenced an investigation of the Company's pay-per-call consumer billing practices by issuing subpoenas for documents, which the Company provided. On or about October 23, 1996, the Company submitted to the New York Attorney General's office a letter, setting forth its position with respect to the investigation. To date, the Company has not received a response to its letter and there has been no further activity with respect to the investigation. No assurance can be given, however, that such investigation is not pending or, if pending, that management will be able to amicably resolve the outstanding issues with New York State. In the event the investigation proceeds and the Company is unable to resolve the issues in dispute, further proceedings may ensue which, if the Company is unsuccessful, may have a materially adverse effect on the Company's future operations in New York State. Management further believes that while the other remaining investigations will not result in enforcement actions or claims which would have a material adverse effect on the Company, there can be no assurance that this will be the case. Amendments to or interpretations and enforcement of existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into new jurisdictions and "900" number services could require the Company to continually alter methods of operations, modify the content or use of its services or the manner in which it markets it services, which could result in material interruptions in its operations. Failure to comply with applicable laws and regulations could subject the Company to civil remedies, including substantial fines, penalties and injunctions, as well as possible criminal sanctions, which could have a material adverse effect on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the consolidated financial statements of Quintel Entertainment, Inc. and subsidiaries, together with the report of Coopers & Lybrand L.L.P. dated February 26, 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below are the directors and executive officers of the Company, their respective names and ages, positions with the Company, principal occupations and business experiences during the past five years and the dates of the commencement of each individual's term as a director and/or officer.

                 NAME                    AGE                          POSITION
---------------------------------------  ----    ---------------------------------------------------
Jeffrey L. Schwartz....................    48    Chairman of the Board and Chief Executive Officer
Jay Greenwald..........................    32    President, Chief Operating Officer and Director
Claudia Newman Hirsch..................    36    Executive Vice President and Director
Andrew Stollman........................    31    Senior Vice President, Secretary and Director
Steven L. Feder........................    46    Director
Michael G. Miller......................    49    Director
Murray L. Skala........................    50    Director
Mark Gutterman.........................    41    Director
Edwin A. Levy..........................    59    Director
Vincent Tese...........................    54    Director

     Jeffrey L. Schwartz has been Chairman and Chief Executive Officer of the Company since January 1995, Secretary/Treasurer from September 1993 to December 1994 and a director since inception of the Company in 1993. Since January 1979, Mr. Schwartz has also been Co-President and a director of Jami Marketing Services, Inc. ("Jami Marketing"), a list brokerage and list management consulting firm, Jami Data Services, Inc. ("Jami Data"), a database management consulting firm, and Jami Direct, Inc. ("Jami Direct"), a direct mail graphic and creative design firm (collectively, the "Jami Companies").

     Jay Greenwald has been President and Chief Operating Officer of the Company since January 1995, Vice President from August 1992 to December 1994 and a director since inception. From January 1991 to August 1992, Mr. Greenwald was Vice President of Newald Direct, Inc. ("Newald Direct") and, from July 1990 to January 1991, he was President of Newald Marketing, Inc. ("Newald Marketing"), companies engaged in direct response marketing.

     Claudia Newman Hirsch has been Executive Vice President of the Company since January 1995, Vice President from August 1992 to December 1994 and a director since inception. From January 1991 to August 1992, Ms. Newman Hirsch was President of Newald Direct and from July 1990 to January 1991, was Vice President of Newald Marketing.

     Andrew Stollman has been Senior Vice President, Secretary and a director of the Company since January 1995 and was President from September 1993 to December 1994. From August 1992 to June 1993, Mr. Stollman was a consultant to Cas-El, Inc., from November 1992 to June 1993, manager at Media Management Group, Inc., and from December 1990 to August 1992, national marketing manager for Infotrax Communications, Inc. and Advanced Marketing & Promotions, Inc., companies engaged in providing telephone entertainment services.

     Michael G. Miller has been a director of the Company since inception. Since 1979, Mr. Miller has been the Co-President and a director of each of the Jami Companies, as well as a director of Jakks Pacific, Inc., a publicly-held company in the business of developing, marketing and distributing children's toys.

     Murray L. Skala has been a director of the Company since October 1995. Mr. Skala has been a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala & Bass LLP since 1976. Mr. Skala is also a director of Jakks Pacific, Inc. and Katz Digital Technologies, Inc., a publicly-held company which is in the business of producing digital printing and prepress services.

     Mark Gutterman has been a director of the Company since October 1995. Mr. Gutterman has been a partner in the accounting firm of Feldman, Gutterman, Meinberg & Co. and its predecessor, Weiss & Feldman, since 1980. Mr. Gutterman is a Certified Public Accountant.

     Edwin A. Levy has been a director of the Company since November 1995. Mr. Levy has been the Chairman of the Board of Levy, Harkins & Co., Inc., an investment advisor, since 1979, and is also a director of Coastcast Corp., a publicly-held company in the business of manufacturing golf club heads.

     Vincent Tese has been a director of the Company since March 1996. Mr. Tese has been the Chairman of Wireless Cable International, Inc., a cable television company, since 1988, Chairman of Cross County Wireless, Inc., which was in the cable television business, from 1988 until July 1995, when such company was sold to Pacific Telesis Inc., and the co-founder and Chairman of Cross County Cable TV Inc., from 1976 to July 1995. Mr. Tese is also a director of the Bear Stearns Companies, Inc., a publicly-held company in the investment banking and brokerage business.

     Steven L. Feder has been a director of the Company since October 1996. Mr. Feder has been the Chief Executive Officer of PRN since 1991.

     The Company has agreed, if so requested by the underwriter of the initial public offering of the Company's securities, Whale Securities Co., L.P. ("Whale"), to nominate and use its best efforts to elect a designee of Whale as a director of the Company or, at Whale's option, as a non-voting adviser to the Company's Board of Directors. The Company's officers, directors and five of its existing principal stockholders have agreed to vote their shares of Common Stock in favor of such designee. Whale has not yet exercised its right to designate such a person. Such right of designation of Whale is in effect until December 5, 2000.

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Non-employee Directors of the Company are compensated for their services and attendance at meetings through the grant of options pursuant to the Company's Stock Option Plan.

EXECUTIVE OFFICERS

     Four of the Company's executive officers, Jeffrey L. Schwartz, Jay Greenwald, Claudia Newman Hirsch and Andrew Stollman, are also directors of the Company. Information with regard to such persons is set forth above under the heading "Directors," which is hereby incorporated by reference.

     Set forth below are the names, ages and certain information with respect to Daniel Harvey, the Company's Chief Financial Officer and Raymond J. Richter, the Company's Vice President, Finance and Administration and Treasurer. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors.

     Mr. Harvey, Age 38, has been Chief Financial Officer of the Company since January 1997. He joined the Company in September 1996. From November 1991 to August 1996 he was a Senior Manager with the accounting firm of Feldman, Gutterman, Meinberg & Co. Mr. Harvey is a Certified Public Accountant.

     Mr. Richter, age 45, has been Vice President, Finance and Administration since January 1997 and Treasurer since October 1995. He was also the Chief Financial Officer of the Company from March 1995 to January 1997. From November 1993 to February 1995, Mr. Richter was a financial consultant. From April 1990 to October 1993, Mr. Richter was the Chief Financial Officer of All-Ways Advertising Company, a promotional advertising company. Mr. Richter is a Certified Public Accountant.

     The Company has obtained "key man" life insurance in the amount of $1,000,000 on each of the lives of Jeffrey L. Schwartz, Jay Greenwald, Claudia Newman Hirsch and Andrew Stollman.

THE COMMITTEES

     The Board has an Audit Committee, a Compensation Committee and a Stock Option Committee. The Board of Directors does not have a Nominating Committee, and the usual functions of such a committee are performed by the entire Board of Directors.

     Audit Committee. The functions of the Audit Committee include recommendations to the Board of Directors with respect to the engagement of the Company's independent certified public accountants and the review of the scope and effect of the audit engagement. The current members of the Audit Committee are Messrs. Levy, Tese and Skala.

     Compensation Committee. The function of the Compensation Committee is to make recommendations to the Board with respect to compensation of management employees. In addition, the Compensation Committee administers plans and programs, with the exception of the Company's stock option plans, relating to employee benefits, incentives and compensation. The current members of the Compensation Committee are Messrs. Skala, Gutterman and Feder.

     Stock Option Committee. The Stock Option Committee determines the persons to whom options should be granted under the Company's stock option plans and the number of options to be granted to each person. The current members of the Stock Option Committee are Messrs. Tese and Levy.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To the best of the Company's knowledge, Steven L. Feder, Mark Gutterman, Edwin Levy, Thomas H. Lindsey, Michael G. Miller, Raymond J. Richter, Murray L. Skala and Peter Stolz, executive officers, directors and/or beneficial owners of more than 10% of the Common Stock of the Company, have either untimely filed or failed to file reports on Forms 3, 4 or 5 during the fiscal year ended November 30, 1996. Messrs. Feder, Lindsey, Miller, Richter and Skala each filed one late report, reporting one transaction. Messrs. Levy and Gutterman each filed two late reports, reporting three and eight transactions, respectively. Mr. Stolz failed to file a required Form 3 and, to the best of the Company's knowledge, has not yet filed the related Form 5. To the best of the Company's knowledge, all other Forms 3, 4 or 5 required to be filed during the fiscal year ended November 30, 1996 were done so on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the Company's executive compensation paid during the three fiscal years ended November 30, 1996, 1995 and 1994 for the Chief Executive Officer and the Company's most highly compensated executive officers of the Company (other than the Chief Executive Officer) whose cash compensation exceeded $100,000 (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM COMPENSATION
                                                                              ------------------------------
                                                                                     AWARDS
                                                ANNUAL COMPENSATION           --------------------   PAYOUTS
                                         ----------------------------------                          -------
                                                                   (E)           (F)
                                                                  OTHER       RESTRICTED               (H)          (I)
                                           (C)        (D)         ANNUAL        STOCK        (G)      PLAN       ALL OTHER
              (A)                 (B)     SALARY     BONUS     COMPENSATION     AWARDS     OPTIONS   PAYOUTS    COMPENSATIONS
  NAME AND PRINCIPAL POSITION     YEAR     ($)        ($)          ($)           ($)         (#)       ($)          ($)
--------------------------------  ----   --------   --------   ------------   ----------   -------   -------    ------------
Jeffrey Schwartz................  1996   $375,000   $269,573         0             0            0       0             0
  Chairman and                    1995    187,879          0         0             0       25,000       0             0
  Chief Executive                 1994    381,758          0         0             0            0       0             0
  Officer

Jay Greenwald...................  1996   $375,000   $269,573         0             0            0       0             0
  President and                   1995    518,387          0         0             0       25,000       0             0
  Chief Operating Officer         1994    551,152          0         0             0            0       0             0

Claudia Newman-Hirsch...........  1996   $300,000   $ 89,858         0             0            0       0             0
  Executive Vice President        1995    405,291          0         0             0       25,000       0             0
                                  1994    422,557          0         0             0            0       0             0

Andrew Stollman.................  1996   $175,000   $269,573         0             0            0       0             0
  Senior Vice President           1995    103,346          0         0             0       25,000       0             0
  and Secretary                   1994    225,518          0         0             0            0       0             0

     The following table sets forth certain information regarding options exercised and exercisable during the fiscal year ended November 30, 1996 and the value of the options held as of November 30, 1996 by the Named Officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

                                                        NUMBER OF                   VALUE OF UNEXERCISED
                                                   UNEXERCISED OPTIONS              IN-THE-MONEY OPTIONS
                                                   AT FISCAL YEAR-END               AT FISCAL YEAR-END(1)
                                             -------------------------------   -------------------------------
                   NAME                      EXERCISABLE      UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
-------------------------------------------  ------------     --------------   ------------     --------------
Jeffrey L. Schwartz........................      25,000              0           $ 65,625(1)           0
Jay Greenwald..............................      25,000              0             65,625(1)           0
Claudia Newman Hirsch......................      25,000              0             65,625(1)           0
Andrew Stollman............................      25,000              0             65,625(1)           0

---------------
(1) The difference between (x) the product of 25,000 multiplied by $7.625 (the closing price of the Company's Common Stock at fiscal year ended November 30, 1996, as listed on the NASDAQ National Market and (y) the product of 25,000 multiplied by $5.00 (the exercise price of the options).

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements, effective October 1, 1995, with each of Messrs. Schwartz, Greenwald and Stollman and Ms. Newman Hirsch, which expire on November 30, 1998. Pursuant to such agreements, Mr. Schwartz is employed as Chairman and Chief Executive Officer, Mr. Greenwald is employed as President and Chief Operating Officer, Ms. Newman Hirsch is employed as Executive Vice President and Mr. Stollman is employed as Senior Vice President and Secretary. The employment agreements provide for employment on a full-time basis (except for Mr. Schwartz, whose agreement provides that he will devote not less than 85% of his working time to the Company's business) and contain a provision that the employee will not compete or engage in a business competitive with the current or anticipated business of the Company during the term of the agreement and for a period of two years thereafter.

     Under the agreements, the Company has agreed to pay each of Mr. Schwartz, Mr. Greenwald, Ms. Newman Hirsch and Mr. Stollman $375,000, $375,000, $300,000, and $175,000 per annum, respectively, for the fiscal year ending November 30, 1996. (Mr. Stollman's contract was amended, effective January 1, 1997, to provide for a base salary of $250,000.) The agreements provide for an increase in each of their base salaries in the amount of 10% for each fiscal year thereafter, and in the event the Company achieves pre-tax earnings of $10,000,000 or more for the fiscal year ended November 30, 1996 and each year thereafter, the Company may grant bonuses, subject to approval of the Company's Board of Directors, to such persons in an aggregate amount not to exceed 5% of pre-tax earnings for each such year. For a summary of the bonuses granted in the fiscal year ended November 30, 1996, see "Summary Compensation Table."

BOARD COMPENSATION

     As a result of the Company's policy to compensate non-employee directors for their services, the Company's Amended and Restated 1995 Stock Option Plan (the "1995 Plan") provides for the automatic grant to all non-employee directors of options to purchase 25,000 shares of Common Stock and for the additional automatic annual grant of options to purchase 5,000 shares of Common Stock. The exercise prices for all of such non-employee director options are the market value of the Common Stock on the date of each grant. A new plan was adopted during the fiscal year ended November 30, 1996 (the "1996 Plan") changing the number of shares underlying the options included in the additional automatic grant to options to purchase 6,250 shares of Common Stock each calendar quarter.

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

     The Compensation Committee of the Company's Board of Directors during the fiscal year ended November 30, 1996 consisted of Mark Gutterman and Murray L. Skala. See "Certain Relationships and Related Transactions", incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of February 21, 1997, based upon information obtained from the persons named below, regarding beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of its Common Stock, (ii) each director of the Company, (iii) each of the Named Officers, and
(iv) all executive officers and directors of the Company as a group.

                  NAME AND ADDRESS OF                       NUMBER OF SHARES              PERCENT
                  BENEFICIAL OWNER(1)                     BENEFICIALLY OWNED(2)         OF CLASS(2)
--------------------------------------------------------  ---------------------         -----------
Jay Greenwald...........................................         3,126,282(3)               16.9%
Steven L. Feder, Thomas
H. Lindsey & Peter Stolz................................         2,865,000(4)               15.5
2455 East Sunrise Boulevard
Ft. Lauderdale, FL 33304
Michael G. Miller.......................................         2,626,902(5)               14.2
Jeffrey L. Schwartz.....................................         2,609,402(6)               14.1
Claudia Newman Hirsch...................................         2,092,521(7)               11.3
Mellon Bank Corporation.................................         1,227,000                   6.6
One Mellon Bank Center
Pittsburgh, PA 15258
Andrew Stollman.........................................         1,173,843(8)                6.3
Edwin A. Levy...........................................            53,000(9)                  *
767 Third Avenue
New York, NY 10017
Murray L. Skala.........................................            50,500(10)                 *
750 Lexington Avenue
New York, NY 10022
Mark Gutterman..........................................            47,500(11)                 *
280 Plandome Road
Manhasset, NY 11030
Vincent Tese............................................            37,500(12)                 *
245 Park Avenue
New York, NY 10167
All executive officers and directors as a group (12
  persons)..............................................        13,206,951(13)(14)          70.2%

---------------
  *  Less than 1% of the Company's outstanding shares.

 (1) Unless otherwise provided, such person's address is c/o the Company, One Blue Hill Plaza, Pearl River, New York 10965.

 (2) The number of Shares of Common Stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission (the "Commission"). Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of the Company's outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after February 27, 1997. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

 (3) Includes 25,000 shares of Common Stock issuable upon the exercise of an option held by Mr. Greenwald.

 (4) Messrs. Feder, Lindsey and Stolz have filed a Form 13D with the Commission classifying themselves collectively as a "group", as that term is defined in Section 13(d) of the Exchange Act. Such individuals, as a "group", are the beneficial owners of more than 5% of the outstanding Common Stock of the Company. The number of shares listed as beneficially owned by such "group" in the above table does not include 109,000 shares of Common Stock held by Messrs. Feder and Lindsey, as joint tenants with rights of survivorship and 78,000 shares of Common Stock held by Mr. Stolz. Such shares were acquired by Messrs. Feder, Lindsey and Stolz in individual capacities, rather than as members of the "group".

 (5) Includes 36,250 shares of Common Stock issuable upon exercise of options held by Mr. Miller. Also includes 6,250 shares of Common Stock underlying an immediately exercisable option to be automatically granted to such individual within 60 days from the date hereof.

 (6) Includes 25,000 shares of Common Stock issuable upon exercise of an option held by Mr. Schwartz.

 (7) Includes 25,000 shares of Common Stock issuable upon exercise of an option held by Ms. Newman Hirsch.

 (8) Includes 25,000 shares of Common Stock issuable upon exercise of an option held by Mr. Stollman.

 (9) Includes 36,250 shares of Common Stock issuable upon exercise of options held by Mr. Levy. Also includes 6,250 shares of Common Stock underlying an immediately exercisable option to be automatically granted to such individual within 60 days from the date hereof.

(10) Includes 36,250 shares of Common Stock issuable upon exercise of options held by Mr. Skala. Also includes 6,250 shares of Common Stock underlying an immediately exercisable option to be automatically granted to such individual within 60 days from the date hereof.

(11) Includes 26,250 shares of Common Stock issuable upon exercise of options held by Mr. Gutterman. Also includes 6,250 shares of Common Stock underlying an immediately exercisable option to be automatically granted to such individual within 60 days from the date hereof and 15,000 shares of Common Stock issuable upon the exercise of an option held by Feldman, Gutterman, Meinberg & Co., a firm in which Mr. Gutterman is a partner.

(12) Includes 31,250 shares of Common Stock issuable upon exercise of options held by Mr. Tese. Also includes 6,250 shares of Common Stock underlying an immediately exercisable option to be automatically granted to such individual within 60 days from the date hereof.

(13) Includes 12,667 shares of Common Stock beneficially owned by Mr. Raymond J. Richter, Vice President, Finance and Administration and Treasurer of the Company (which includes 11,667 shares of Common Stock issuable upon the exercise of options held by Mr. Richter), and 11,334 shares of Common Stock issuable upon the exercise of options held by Mr. Daniel Harvey, Chief Financial Officer of the Company.

(14) Includes 335,501 shares of Common Stock issuable upon the exercise of options held by the executive officers and directors of the Company. See footnote (3) and footnotes (5) through (12), above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into transactions with Jami Marketing Services, Inc. ("Jami Marketing"), a list brokerage and list management consulting firm, Jami Data Services, Inc. ("Jami Data"), a database management consulting firm, and Jami Direct, Inc. ("Jami Direct"), a direct mail graphic and creative design firm (collectively, the "Jami Companies"). The Jami Companies are principally owned and controlled by Jeffrey L. Schwartz, Chief Executive Officer, director and a principal stockholder of the Company, and Michael G. Miller, a director and principal stockholder of the Company. Pursuant to a list management agreement dated June 1, 1993 between the Company and Jami Marketing, Jami Marketing serves as exclusive manager in connection with the management of the Company's mailing list for rental to third parties for which Jami Marketing receives a management fee. Jami Marketing also provides occasional list brokerage services to the Company, pursuant to an oral agreement, whereby Jami Marketing obtains mailing lists from third parties for use by the Company in connection with its telemarketing activities for which the Company pays Jami Marketing a brokerage fee. In addition, although the Company currently creates and designs substantially all of its print ads, direct mailings, newsletters and other communications with club members, the Company has engaged Jami Direct to provide such services. The Company also engages Jami Data to assist with the Company's data base requirements. Lastly, the Company obtains a substantial number of psychics for its live psychic and other services from PRN, and Central Talk Management ("CTM"), an affiliate of PRN, has created and produced a significant portion of the Company's television commercials and purchases a portion of the Company's media time. PRN is principally owned and controlled by Steven L. Feder, Thomas Lindsey and Peter Stolz, holders of an aggregate of 3,052,000 shares of Common Stock, representing approximately 16.5% of the outstanding Common Stock of the Company. In addition, Mr. Feder is employed by the

Company as the General Manager of New Lauderdale. The Company believes that all of the foregoing transactions and agreements were advantageous to the Company and were on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. The Company anticipates that any similar future transactions will be approved by a majority of the independent and disinterested members of the Board of Directors, outside the presence of any interested director and, to the extent deemed necessary or appropriate by the Board of Directors, the Company will obtain fairness opinions or stockholder approval in connection with any such transaction. See "Forward Looking Information May Prove Inaccurate."

     Mark Gutterman, a director of the Company, is a partner in the firm of Feldman, Gutterman, Meinberg & Co. ("FGM"), one of the Company's accountants. Burton Feldman, a partner in FGM, is the father-in-law of Jeffrey L. Schwartz, the Chairman and Chief Executive Officer of the Company. For the fiscal year ended November 30, 1996, the Company incurred charges of approximately $242,000 for services rendered by FGM. In December 1996 the Company granted FGM options to purchase 15,000 shares of Common Stock in consideration for services rendered. FGM continues to provide services to the Company during its current fiscal year. Its fees are based primarily on hourly rates. The Company believes that its relationship with FGM is on terms no less or more favorable to the Company than could have been obtained from unaffiliated third parties.

     Murray L. Skala, a director of the Company, is a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala & Bass LLP, the Company's attorneys ("Feder Kaszovitz"). The Company incurred charges of approximately $334,000 during the fiscal year ended November 30, 1996. In December 1995, the Company also issued to Feder Kaszovitz 25,000 shares of the Company's Common Stock in consideration for legal services rendered in connection with the Company's initial public offering of its shares of Common Stock. Feder Kaszovitz continues to provide services to the Company during its current fiscal year. Its fees are based primarily on hourly rates. The Company believes that its relationship with such firm is on terms no less or more favorable to the Company than could have been obtained from unaffiliated third parties.

     The Company has entered into a consulting agreement, effective October 1, 1995, with Michael Miller, a director and principal stockholder of the Company, which expires on November 30, 1998. Under the terms of such consulting agreement, Mr. Miller provides services in connection with identification and engagement of celebrities to endorse the Company's services, the Company's engagement of independent producers to produce commercials and infomercials and the development of new entertainment services. The agreement provides that Mr. Miller's services are subject to his availability and recognizes his commitment to other non-competitive business activities. The Company has agreed to pay Mr. Miller consulting fees of $10,416, $11,458 and $12,604 per month for the fiscal years ending November 30, 1996, 1997 and 1998, respectively. The agreement provides that Mr. Miller is precluded from involvement in any other business which competes with the Company during the term of the consulting agreement and for a period of two years thereafter. In addition, Mr. Miller has the right to become a full-time employee of the Company in the event of the sale of the Jami Companies, and to receive an initial base salary at the rate of $200,000 per annum with 10% annual increases. Upon commencement of such full-time employment, Mr. Miller will also be entitled to bonuses along with the Company's other executive employees.

DISTRIBUTION OF RETAINED EARNINGS

     On December 4, 1995 the Company declared a final S corporation distribution in the approximate amount of $5,000,000, representing all of its retained earnings in excess of $575,000, $3,000,000 of which was paid to the Company's stockholders on such date. Such stockholders were issued promissory notes (the "Stockholder Notes") in the aggregate principal amount of the remaining portion of such S corporation distribution, which Stockholder Notes bear interest at the rate of 9% per annum. The actual amount of the final S corporation distribution was determined to be $6,895,651. Full payment of this amount with interest on the stockholder notes was completed during the fiscal year ended November 30, 1996.

                          FORWARD LOOKING INFORMATION
                              MAY PROVE INACCURATE

     This Annual Report on Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of Management, as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

  (i) Financial Statements:

     See Index to Financial Statements.

  (ii) Financial Statement Schedules

     Schedule of Valuation and Qualifying Accounts and Reserves

     All other financial statement schedules have been omitted since either (i) the schedule or condition requiring a schedule is not applicable or (ii) the information required by such schedule is contained in the Consolidated Financial Statements and Notes thereto or in Management's Discussion and Analysis of Financial Condition and Results of Operation.

(B) REPORTS ON FORM 8-K.

     The Company filed no Current Reports on Form 8-K during the fourth quarter of fiscal year ended November 30, 1996.

(C) EXHIBITS.

EXHIBIT
 NUMBER
--------
2.1+      Definitive Form of Acquisition Agreement by and among the Company, Calling Card
          Co., Inc. and Psychic Readers Network, Inc. (1)
2.2       Definitive Information Statement(2)
3.1       Articles of Incorporation of the Company, as amended (3)
3.2       By-Laws of the Company (4)
4.1       Form of certificate evidencing shares of Common Stock (5)
10.1      1996 Stock Option Plan (6)
10.2      Employment Agreement by and between the Company and Jeffrey L. Schwartz (5)
10.3      Employment Agreement by and between the Company and Jay Greenwald (5)
10.4      Employment Agreement by and between the Company and Claudia Newman Hirsch (5)
10.5      Employment Agreement by and between the Company and Andrew Stollman (5)
10.6*     Amendment No. 1 to Employment Agreement by and between the Company and Andrew
          Stollman
10.7      Employment Agreement by and between the Company and Steven L. Feder (1)
10.8      Consulting Agreement by and between the Company and Michael G. Miller (5)

EXHIBIT
 NUMBER
--------
10.9      Definitive Form of Non-Competition and Right of First Refusal Agreement between the
          Company and Steven L. Feder, Thomas H. Lindsey and Peter Stolz (1)
10.10     Definitive Form of Non-Competition and Right of First Refusal Agreement between the
          Company and Psychic Readers Network, Inc. (1)
10.11*    Lease of the Company's offices at One Blue Hill Plaza, Pearl River, New York
10.12+    Servicing Agreement between West Interactive Corporation and the Company (4)
10.13+    Servicing Agreement between West Interactive Corporation and New Lauderdale (4)
10.14     Collateral Note and Security Agreement between West Interactive Corporation and the
          Company (4)
10.15     Collateral Note and Security Agreement between West Interactive Corporation and New
          Lauderdale (4)
10.16     Telemarketing Services Agreement between West Telemarketing Corporation Outbound and the Company (4)
10.17+    Billing and Information Management Services Agreement and Advanced Payment
          Agreement between Enhanced Services Billing, Inc. and the Company (4)
10.18     Amended and Restated Psychic Readers Network Live Operator Service Agreement
          between Psychic Readers Network, Inc. and the Company (1)
10.19*+   Telemarketing Services Agreement between Advanced Access, Inc. and the Company (P)
10.20*+   Telemarketing Services Agreement between APAC TeleServices, Inc. and the Company
          (P)
10.21*+   Billing Services Agreement between Hold Billing Services, Ltd. and the Company (P)
10.22*+   Addendum No.1 to Billing Services Agreement between Hold Billing Services, Ltd. and the Company (P)
10.23*+   Telemarketing Services Agreement between Optima Direct, Inc. and the Company (P)
10.24*+   Billing and Collection Services Agreement between Federal Transtel, Inc. and the
          Company (P)
10.25*+   Telemarketing Services Agreements between New Media Telecommunications, Inc. and the Company (P)
10.26*+   Telecommunications Services Agreement between AT&T Communications, Inc. and the
          Company (P)
21*       Subsidiaries of the Company
27*       Financial Data Schedule

---------------
*   Filed herewith.

+   Confidential treatment requested as to portions of this Exhibit.

(1) Filed as an Exhibit to the Definitive Information Statement, dated August 20, 1996, and incorporated herein by reference.

(2) Filed by the Company on August 1, 1996 in connection with the approval of the Acquisition and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(4) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (the "S-1 Registration Statement"), dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.

(5) Filed as an Exhibit to Amendment No. 1 to the S-1 Registration Statement, dated November 14, 1995, and incorporated herein by reference.

(6) Filed as an Exhibit to the Company's Registration Statement on Form S-8, Dated December 10, 1996, and incorporated herein by reference.

(P) Filed by paper with the Commission pursuant to a hardship exemption.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          QUINTEL ENTERTAINMENT, INC.

                                          By:     /s/ JEFFREY L. SCHWARTZ
                                            ------------------------------------
                                                    Jeffrey L. Schwartz
                                                      Chairman and CEO

Dated: February 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                 TITLE                       DATE
------------------------------------------   -------------------------------   ------------------

         /s/ JEFFREY L. SCHWARTZ             Chairman and Chief Executive       February 27, 1997
------------------------------------------     Officer (Principal Executive
           Jeffrey L. Schwartz                 Officer)

            /s/ JAY GREENWALD                President, Chief Operating         February 27, 1997
------------------------------------------     Officer and Director
              Jay Greenwald

            /s/ DANIEL HARVEY                Chief Financial Officer            February 27, 1997
------------------------------------------     (Principal Financial and
              Daniel Harvey                    Accounting Officer)

        /s/ CLAUDIA NEWMAN HIRSCH            Executive Vice President and       February 27, 1997
------------------------------------------     Director
          Claudia Newman Hirsch

           /s/ ANDREW STOLLMAN               Senior Vice President and          February 27, 1997
------------------------------------------     Director
             Andrew Stollman

          /s/ MICHAEL G. MILLER              Director                           February 27, 1997
------------------------------------------
            Michael G. Miller

           /s/ MURRAY L. SKALA               Director                           February 27, 1997
------------------------------------------
             Murray L. Skala

            /s/ EDWIN A. LEVY                Director                           February 27, 1997
------------------------------------------
              Edwin A. Levy

            /s/ MARK GUTTERMAN               Director                           February 27, 1997
------------------------------------------
              Mark Gutterman

           /s/ STEVEN L. FEDER               Director                           February 27, 1997
------------------------------------------
             Steven L. Feder

             /s/ VINCENT TESE                Director                           February 27, 1997
------------------------------------------
               Vincent Tese

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                   PAGE
                                                                                -----------
Report of Independent Accountants.............................................      F-1
Consolidated Balance Sheets as of November 30, 1996 and 1995..................      F-2
Consolidated Statements of Income for the years ended November 30, 1996, 1995
  and 1994....................................................................      F-3
Consolidated Statements of Shareholders' Equity for the years ended November
  30, 1996, 1995 and 1994.....................................................      F-4
Consolidated Statements of Cash Flows for the years ended November 30, 1996,
  1995 and 1994...............................................................   F-5 - F-6
Notes to Consolidated Financial Statements....................................  F-7 - F-17
Schedule II - Valuation and Qualifying Accounts and Reserves..................      S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Quintel Entertainment, Inc.:

     We have audited the accompanying consolidated balance sheets of Quintel Entertainment, Inc. and Subsidiaries (the "Company") as of November 30, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three year period ended November 30, 1996. Our audits also included the financial statement schedule included in the index of Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quintel Entertainment, Inc. and Subsidiaries as of November 30, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the years in the three year period ended November 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          COOPERS & LYBRAND L.L.P.

Melville, New York
February 26, 1997.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF NOVEMBER 30, 1996 AND 1995

                                    ASSETS:

                                                                       1996            1995
                                                                    -----------     -----------
Current assets:
  Cash and cash equivalents.......................................  $14,140,987     $ 3,570,468
  Marketable securities...........................................   14,595,724
  Accounts receivable, trade......................................   18,030,083      10,097,629
  Deferred tax asset..............................................    6,961,940          39,957
  Due from related parties........................................      644,168          67,162
  Prepaid expenses and other current assets.......................    2,345,154         381,292
                                                                    -----------     -----------
     Total current assets.........................................   56,718,056      14,156,508
Property and equipment, at cost, net of accumulated
  depreciation....................................................      344,407         142,369
Investment in joint venture, at equity............................                    1,345,304
Other assets......................................................                    1,299,169
Intangible assets, net............................................   21,967,084          26,606
                                                                    -----------     -----------
                                                                    $79,029,547     $16,969,956
                                                                    ===========     ===========
                                          LIABILITIES
Current liabilities:
  Accounts payable................................................  $ 2,565,383     $ 1,269,647
  Accrued expenses................................................    3,019,760       2,351,644
  Reserve for customer chargebacks................................   20,080,903       4,025,130
  Loans payable...................................................                    2,643,522
  Due to related parties..........................................    1,478,515         354,751
  Income taxes payable............................................    4,131,303         294,187
                                                                    -----------     -----------
     Total liabilities............................................   31,275,864      10,938,881
                                                                    -----------     -----------
Minority interest.................................................       18,750
Commitments and contingencies (Note 8)

                                     SHAREHOLDERS' EQUITY
Preferred stock -- $.001 par value; 1,000,000 shares authorized;
  none issued and outstanding
Common stock -- $.001 par value; authorized 50,000,000 shares;
  issued and outstanding 18,452,368 shares and 12,000,000 shares,
  respectively....................................................       18,452          12,000
Additional paid-in capital........................................   37,406,050         441,258
Retained earnings.................................................   10,300,150       5,597,817
Unrealized gain on marketable securities..........................       10,281
Less subscriptions receivable.....................................                      (20,000)
                                                                    -----------     -----------
     Total shareholders' equity...................................   47,734,933       6,031,075
                                                                    -----------     -----------
                                                                    $79,029,547     $16,969,956
                                                                    ===========     ===========

          See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

                                                         1996            1995            1994
                                                      -----------     -----------     -----------
Net revenue.........................................  $86,666,768     $50,501,266     $22,771,465
Cost of sales.......................................   64,661,256      36,732,610      17,521,985
                                                      -----------     -----------     -----------
  Gross profit......................................   22,005,512      13,768,656       5,249,480
Selling, general and administrative expenses........   10,159,226       3,467,008       3,012,588
                                                      -----------     -----------     -----------
  Income from operations............................   11,846,286      10,301,648       2,236,892
Interest expense....................................     (473,289)       (334,318)       (759,211)
Other income........................................      760,413         485,250
Equity in earnings of joint venture.................    4,939,653       2,860,304
                                                      -----------     -----------     -----------
  Income before provision for income taxes..........   17,073,063      13,312,884       1,477,681
Provision for income taxes..........................    4,898,633         220,335          54,842
                                                      -----------     -----------     -----------
  Net income........................................  $12,174,430      13,092,549     $ 1,422,839
                                                      ===========     ===========     ===========
Pro forma data (Note 1):
  Income before provision for income taxes..........                  $13,312,884     $ 1,477,681
Pro forma income tax provision......................                    5,633,116         835,144
                                                                      -----------     -----------
  Pro forma net income..............................                  $ 7,679,768     $   642,537
                                                                      ===========     ===========
Net income per share................................  $       .76
                                                      ===========
Pro forma net income per share......................                  $       .64     $       .05
                                                                      ===========     ===========
Weighted average common shares outstanding..........   16,124,743      12,000,000      12,000,000
                                                      ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

                                                                                  UNREALIZED
                                   COMMON STOCK       ADDITIONAL                    GAIN ON                         TOTAL
                               --------------------     PAID-IN      RETAINED     MARKETABLE    SUBSCRIPTIONS   SHAREHOLDERS'
                                 SHARES     AMOUNT      CAPITAL      EARNINGS     SECURITIES     RECEIVABLE        EQUITY
                               ----------   -------   -----------   -----------   -----------   -------------   -------------
Balance, November 30, 1993...   8,000,000   $ 8,000   $   402,000   $   788,429                   $(410,000)     $    788,429
  Net income for the year....                                         1,422,839                                     1,422,839
  Purchase of minority
     interest................                              33,258                                                      33,258
  Distributions to
     shareholders............                                        (2,100,000)                                   (2,100,000)
  Issuance of common stock...   4,000,000     4,000         6,000                                   (10,000)
  Collections on
     subscriptions
     receivable..............                                                                       400,000           400,000
                               ----------    ------   -----------   -----------     -------       ---------       -----------
Balance, November 30, 1994...  12,000,000    12,000       441,258       111,268                     (20,000)          544,526
  Net income for the year....                                        13,092,549                                    13,092,549
  Distributions to
     shareholders............                                        (7,606,000)                                   (7,606,000)
                               ----------    ------   -----------   -----------     -------       ---------       -----------
Balance, November 30, 1995...  12,000,000    12,000       441,258     5,597,817                     (20,000)        6,031,075
  Collections on
     subscriptions
     receivable..............                                                                        20,000            20,000
  Distributions to S
     corporation
     shareholders............                                        (6,897,097)                                   (6,897,097)
  Common stock issued:
     Common stock offering...   3,225,000     3,225    13,398,850                                                  13,402,075
     Common stock issued in
       connection with
       acquisition...........   3,200,000     3,200    22,796,800                                                  22,800,000
     Stock option
       exercises.............      27,368        27       194,142                                                     194,169
  Contributed capital........                             575,000      (575,000)
  Unrealized gains on
     available for sale
     securities..............                                                       $10,281                            10,281
  Net income for the year....                                        12,174,430                                    12,174,430
                               ----------    ------   -----------   -----------     -------       ---------       -----------
Balance, November 30, 1996...  18,452,368   $18,452   $37,406,050   $10,300,150     $10,281       $      --      $ 47,734,933
                               ==========    ======   ===========   ===========     =======       =========       ===========

          See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

                                                          1996            1995            1994
                                                       -----------     -----------     ----------
Cash flows from operating activities:
  Net income.........................................  $12,174,430     $13,092,549     $1,422,839
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization...................    1,268,166          21,574          1,480
     Reserve for customer chargebacks................    6,719,018       2,848,228         78,767
     Deferred income taxes...........................   (6,431,212)        (30,676)        (9,281)
     Gain on sale of securities......................     (384,250)
     Equity in net earnings of joint venture, net of
       dividends received............................     (507,653)     (1,320,304)
     Changes in assets and liabilities, net of
       effects from acquisition of business:
     Accounts receivable.............................   (1,582,937)     (7,283,534)       797,466
     Due from related parties........................    3,102,976         (67,162)
     Prepaid expenses and other current assets.......     (893,712)       (258,648)       (39,599)
     Other assets....................................    1,299,169        (521,135)
     Accounts payable................................      511,786         827,189        264,263
     Income tax payable..............................    3,894,446         225,819         68,368
     Accrued expenses................................      343,368          67,254      1,000,214
     Due to related parties..........................      565,806         149,060         31,944
     Other current liabilities.......................                      (32,580)        32,580
                                                        ----------      ----------      ---------
     Net cash provided by operating activities.......   20,079,401       7,717,634      3,649,041
                                                        ----------      ----------      ---------
Cash flows from investing activities
  Investment in New Lauderdale joint venture.........                      (25,000)
  Purchases of securities............................  (37,434,414)
  Proceeds from sales of securities..................   23,240,075
  Acquisition, net of cash acquired..................      900,040
  Capital expenditures...............................     (251,628)       (140,761)       (18,010)
                                                        ----------      ----------      ---------
     Net cash used in investing activities...........  (13,545,927)       (165,761)       (18,010)
                                                        ----------      ----------      ---------
Cash flows from financing activities:
  Loans payable, net.................................   (2,643,522)      2,643,522     (1,149,432)
  Proceeds from public offering, less expenses.......   13,402,075
  Proceeds from collections on common stock
     subscriptions...................................       20,000                        400,000
  Distributions to S corporation shareholders........   (6,897,097)     (7,606,000)    (2,100,000)
  Proceeds from stock options exercised..............      136,839
  Minority interest..................................       18,750
                                                        ----------      ----------      ---------
     Net cash provided by (used in) financing
       activities....................................    4,037,045      (4,962,478)    (2,849,432)
                                                        ----------      ----------      ---------
Net increase in cash and cash equivalents............   10,570,519       2,589,395        781,599
Cash and cash equivalents, beginning of year.........    3,570,468         981,073        199,474
                                                        ----------      ----------      ---------
Cash and cash equivalents, end of year...............  $14,140,987     $ 3,570,468     $  981,073
                                                        ==========      ==========      =========

                                                                       Continued

          See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

                                                          1996            1995            1994
                                                       -----------     -----------     ----------
Supplemental disclosures:
  Cash paid during the year for:
     Interest........................................  $   473,289     $   334,318     $  785,093
     Income taxes....................................    6,627,866          50,010          2,902
Noncash investing and financing activities:
  Repurchase of minority interest....................                                  $   33,258
Details of acquisition (Note 7):
  Fair value of assets acquired......................  $36,031,621
  Liabilities assumed................................  (11,731,621)
  Stock issued.......................................  (22,800,000)
                                                        ----------
     Cash paid.......................................    1,500,000
  Less: cash acquired................................   (2,400,040)
                                                        ----------
     Net cash received from acquisition..............  $  (900,040)
                                                        ==========

During fiscal 1996, options for shares of common stock were exercised by certain employees and directors. A tax benefit of approximately $57,330 was recorded as an increase in additional paid-in capital and a reduction to income taxes currently payable (Note 9.)

          See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The consolidated financial statements of Quintel Entertainment, Inc. (the "Company") include the accounts of its wholly-owned subsidiaries and its majority-owned and controlled joint ventures. On September 10, 1996, the Company acquired the remaining interest in New Lauderdale, L.C. ("New Lauderdale") (see
Note 7). The consolidated financial statements of the Company include the accounts of New Lauderdale subsequent to this date. New Lauderdale had previously been accounted for by the equity method as a 50% owned joint venture. All significant intercompany transactions and balances have been eliminated in consolidation.

  Reorganization and Basis of Presentation

     The Company was organized under the laws of the State of Delaware in November 1993, under the name U.S. Teleconnect, Inc. Pursuant to a plan of reorganization, as of December 5, 1995, the effective date of a public offering,
(i) the stockholders of Creative Direct Marketing, Inc. ("CDM") and Calling Card Co., Inc. ("CCCI"), which, prior to the reorganization, were predecessor entities under common control, contributed their respective shares of common stock to the Company and the companies became wholly-owned subsidiaries of the Company, (ii) the Company effected a 60,000-for-one stock split, and (iii) the Company changed its name to Quintel Entertainment, Inc. and Subsidiaries.

  Public Offering

     On December 5, 1995, the Company completed an initial public offering (the "Offering") of 3,225,000 shares of common stock with net proceeds received of approximately $13,402,000.

     In connection with the terms of the offering, the Company declared a final S corporation distribution to its shareholders in the amount of its aggregate undistributed taxable income, determined in conformity with generally accepted accounting principles, except for $575,000 which was contributed to paid-in capital. The distribution was funded through a series of shareholder notes, bearing interest at 9%. As of November 30, 1996, there were no amounts outstanding under such notes. In addition, the Company issued 320,000 warrants to the underwriter for the purchase of the Company's stock at an exercise price of $8.25 per share. No warrants have been exercised to date.

  Pro Forma Presentation

     As a result of the historical presentation and change in tax status in connection with the public offering, pro forma information, which presents results as if the Company had always been a C corporation, is presented on the face of the accompanying statements of income.

  Nature of Business

     The Company is primarily engaged in providing a variety of telephone entertainment services to the general public. These services are provided using several billing platforms (billing and collection vehicles) over the telephone lines of various local telephone companies and long distance carriers. These services include various programs such as live psychic readings, tarot card readings and daily horoscope and astrology readings. Services are accessed by and billed to consumers primarily through the use of "900" numbers. The Company currently markets basic voice mail services and theme related club memberships and continues to service an existing enhanced voice mail product customer base (collectively "club and VM products and services"). These networks enable all members to enjoy certain monthly club services for a flat monthly rate.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

     Consumers are solicited by the Company through a variety of marketing techniques including television commercials and infomercials, print advertising, direct mail, telemarketing, and premium gift offerings. Customers are also obtained through solicitation by Psychic Readers Network, Inc. ("PRN") (see Note
7). The Company has contracts with a limited number of service bureaus for the purpose of call processing, billing and collection. Under these contracts, the bureaus process and accumulate call data, summarize the information, and forward the data to the local telephone companies and/or long distance carriers for the ultimate billing to and collection from the Company's customers.

     The Company also contracts with numerous organizations, including PRN, to provide live psychics, live operator services, computer services, media purchasing, telemarketing and other services necessary to establish, fulfill and maintain the Company's programs. Certain non psychic services previously provided by PRN came under the direct control of the Company in connection with the acquisition of New Lauderdale (see Note 7).

  Revenue Recognition

     Revenues from all billable platforms are recorded at the time the customer initiates a billable transaction, except for customer fees for club and VM products and services. New customer club and VM product fees are recognized upon approved enrollment and when the service is rendered. Continuing club and VM product fees are recognized as customers automatically renew each month. All revenues are recognized net of an estimated provision for customer chargebacks, which include refunds, credits, and uncollectible amounts. The Company estimates the reserve for customer chargebacks monthly based on updated chargeback history. New products and platforms without a history are reserved based on experience with similar products and platforms and adjusted as further information becomes available. Since reserves are established prior to the periods in which chargebacks are actually incurred, the Company's revenues may be adjusted in later periods in the event that the Company's incurred chargebacks vary from estimated amounts. For the years ended November 30, 1996, 1995 and 1994, provisions for chargebacks were $46,352,638, $19,065,077 and $10,841,574, respectively.

     Included in chargebacks for the year ended November 30, 1995 were approximately $1,000,000 of refunds and credits issued relating to a billing platform that was terminated by the Company in late fiscal 1994. This write-off was the direct result of published third party public awareness reports issued primarily during 1995 as to the availability of refunds and credits for telephone charges billed under this discontinued platform.

  Accounts Receivable

     The Company has agreements with service bureaus that provide advances against accounts receivable collections at interest rates calculated primarily at prime plus increments up to 6%. Amounts advanced under the agreements are on a revolving basis and are primarily limited to 50% of a defined borrowing base, net of related service fees and costs, as applicable. Certain advances under the agreements are due on demand and all are collateralized by the accounts receivable collected by the service bureaus. During fiscal 1996 and 1995, the gross advances and weighted average interest rate on the advances received were approximately $9,156,355 and $23,029,599, respectively, and 13.17% and 14.75%, respectively. As of November 30, 1996, there were no advances outstanding under these agreements.

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, investments and accounts receivable.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

     The Company invests a portion of its excess cash in debt instruments and has established guidelines relative to diversification that maintain safety and liquidity. The Company has not experienced any losses to date.

     The Company's collections are received primarily through two service bureaus which process and collect all of the Company's billings. In conjunction with servicing the accounts receivable, the service bureaus advance amounts based on eligible accounts receivable and withhold certain cash receipts as a reserve. As a result, the Company's exposure to the concentration of credit risk primarily relates to all collections on behalf of the Company by these service bureaus.

     Cash balances are held principally at three financial institutions and may, at times, exceed insurable amounts. The Company believes it mitigates its risks by investing in or through major financial institutions. Recoverability is dependent upon the performance of the institutions.

  Cash and Cash Equivalents

     All short-term investments with an original maturity of three months or less are considered to be cash equivalents.

  Marketable Securities

     During fiscal 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's marketable securities consist of government obligations. These securities, which the Company intends to hold only for an indefinite period of time, are classified as available for sale. Available for sale securities are carried at fair value, with unrealized gains and losses, net of tax effects, reported as a separate component of shareholders' equity, until realized. The contractual maturities of all available for sale debt securities at November 30, 1996 are within one year. The amortized cost of available for sale debt securities is $14,578,589 at November 30, 1996.

     Gross unrealized holding gains were $10,281, net of deferred taxes of $6,854, at November 30, 1996. Proceeds and gross realized gains from the sale of securities classified as available for sale for the year ended November 30, 1996 were $23,240,075 and $384,250, respectively. For the purpose of determining gross realized gains, the cost of securities is based upon specific identification.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost and are depreciated using the straight-line method over a five to seven year useful life depending on the nature of the asset. Leasehold improvements are amortized over the life of the improvement or the term of the lease, whichever is shorter. Expenditures for maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.

     Upon retirement or disposal, the asset cost and related accumulated depreciation and amortization are eliminated from the respective accounts and the resulting gain or loss, if any, is included in the results of operations for the period.

  Intangible Assets

     Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. Goodwill and other intangibles are amortized on a straight-line basis from one to fifteen years.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

  Other Assets

     At November 30, 1995, the Company had incurred costs aggregating $1,224,962 in connection with the public offering of its equity securities. These costs were deferred, and included in other assets and were charged against paid-in capital as of the effective date of the offering.

  Income Taxes

     Prior to the reorganization described above, the Company and CDM had elected treatment as S corporations for Federal and state income taxation as of November 1, 1994 and August 1, 1994, respectively. CCCI was an S corporation for federal and state income taxation since inception. S corporation taxable income, whether distributed or not, is passed through and taxed at the shareholder level. Accordingly, no provision for Federal income taxes was included in the accompanying statements of operations for the years ended November 30, 1995 and 1994. For New York and New Jersey income tax purposes, a corporate level surcharge is imposed on the Company's allocable income, calculated using an effective rate primarily representing the difference between the subchapter C corporation level tax and the highest state personal income tax rate.

     On closing of the public offering, the Company's income tax status as an S corporation was terminated. The Company was converted to a C corporation, adopted the accrual basis of accounting which became effective as of the beginning of fiscal 1996 and is now subject to both federal and state income taxes. The deferred tax benefit resulting from the conversion is reflected in the fiscal 1996 operations. (See Note 5.)

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  Earnings Per Share

     Earnings per share are computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include the Company's outstanding stock options and warrants, if dilutive.

     Pro forma net earnings per share are computed by dividing pro forma net earnings by the weighted average number of common and common equivalent shares outstanding during the period.

  Advertising Expenses

     The Company expenses advertising costs, which consist primarily of print, media, production, telemarketing and direct mail related charges, when the related advertising occurs. Total advertising expense for fiscal 1996, 1995, and 1994 were approximately $31,795,000, $15,325,600 and $7,282,000, respectively.
Included in prepaid expenses and other current assets is approximately $1,069,700 and $259,000 relating to prepaid advertising at November 30, 1996 and 1995, respectively.

  Newly Issued Accounting Standards

     Effective December 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." Pursuant to SFAS No. 121, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES flows is less than the carrying amount of the asset, an impairment loss is recognized. There was no effect on the accompanying financial statements related to the adoption of SFAS No. 121.

     In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock based plans. The Statement, which becomes effective in fiscal 1997, requires the Company to choose between accounting for issuances of stock and other equity instruments to employees based on their fair value or to continue to use an intrinsic value based method and disclosing the pro forma effects such accounting would have had on the Company's net income and earnings per share. The Company intends to adopt the disclosure only provisions of the statement.

  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the current period presentation.

2. RELATED PARTY TRANSACTIONS:

     The Company purchased various mailing lists and design, copyrighting and artistic development services from related entities owned by certain of the Company's officers/shareholders. The agreements require the Company to pay fees equal to 20% of rental revenues and a management fee of 10%, plus any fees in connection with processing and mailing lists. During fiscal 1996, 1995 and 1994, costs of approximately $535,000, $160,000 and $871,000, respectively, were incurred by the Company for such services.

     The Company incurred approximately $242,000, $168,000 and $140,000, respectively, during fiscal 1996, 1995 and 1994, in accounting fees to a firm having a member who is also a director of the Company. In addition, the Company incurred approximately $334,000, $140,000 and $89,000, respectively, during fiscal 1996, 1995 and 1994, in legal fees to a firm having a member who is also a director of the Company.

     The Company received management fee income from New Lauderdale (prior to acquisition) during fiscal 1996 and 1995 in the amounts of $100,000 and $450,000, respectively (see Note 7). During fiscal 1996, the Company incurred approximately $100,250 in interest expense relating to transactions with New Lauderdale.

     For the years ended November 30, 1996 and 1995, the Company paid aggregate fees of approximately $8,560,000 and $3,993,000, respectively, to PRN for psychic operator services under an agreement that extends to fiscal 2001. Since February 1996, PRN also provided certain non-psychic services and facilities to the Company for approximately $30,000 per month. During fiscal 1996, the Company received commissions of approximately $171,000 from PRN for purchasing television media time on their behalf.

     In connection with the acquisition of PRN's interest in New Lauderdale (see
Note 7), a principal shareholder of PRN was elected a director of the Company and entered into an employment agreement with the Company (see Note 8). The Company incurred approximately $39,000 in expense relating to this employment agreement in fiscal 1996.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

3. PROPERTY AND EQUIPMENT:

     Property and equipment for the years ended November 30, 1996 and 1995 consists of the following:

                                                                 1996           1995
                                                               --------       --------
        Furniture and fixtures...............................  $155,812       $ 55,329
        Machinery and equipment..............................   187,977         73,527
        Telephone and facsimile..............................    46,432         29,915
        Leasehold improvements...............................    20,178
                                                               --------       --------
                                                                410,399        158,771
        Less, accumulated depreciation and amortization......    65,992         16,402
                                                               --------       --------
                                                               $344,407       $142,369
                                                               ========       ========

     Depreciation and amortization expense for the years ended November 30, 1996, 1995 and 1994 was approximately $49,590, $14,922 and $1,480, respectively.

4. INTANGIBLE ASSETS:

     Intangible assets, at cost, acquired at various dates are as follows:

                                                       NOVEMBER 30,
                                                  -----------------------     AMORTIZATION
                                                     1996          1995          PERIOD
                                                  -----------     -------     ------------
        Goodwill................................  $19,186,635     $33,258         5-15
        Customer lists..........................      567,686                      1
        Commercials and infomercials............      714,769                      1
        Service contract........................    2,723,222                      4
                                                  -----------     -------
                                                   23,192,312
          Less accumulated amortization.........    1,225,228       6,652
                                                  -----------     -------
                                                  $21,967,084     $26,606
                                                  ===========     =======

     Amortization expense was $1,218,576 and $6,652 for the years ended November 30, 1996 and 1995, respectively.

5. INCOME TAXES:

     The provision for income taxes consists of the following:

                                                          YEAR ENDED NOVEMBER 30,
                                                   -------------------------------------
                                                      1996           1995         1994
                                                   -----------     --------     --------
        Federal:
          Current................................  $ 8,852,749
          Deferred...............................   (4,723,850)
                                                    ----------     --------      -------
                                                     4,128,899
                                                    ----------     --------      -------
        State:
          Current................................    1,661,946     $283,829     $ 87,566
          Deferred...............................     (892,212)     (63,494)     (32,724)
                                                    ----------     --------      -------
                                                       769,734      220,335       54,842
                                                    ----------     --------      -------
                  Total provision................  $ 4,898,633     $220,335     $ 54,842
                                                    ==========     ========      =======

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

     The following is a reconciliation of the income tax expense computed using the statutory federal income tax rate to the actual income tax expense and its effective income tax rate:

                                                        YEAR ENDED NOVEMBER 30,
                                               -----------------------------------------
                                                  1996            1995           1994
                                               -----------     -----------     ---------
        Income tax expense at federal
          statutory rate.....................  $ 5,975,572     $ 4,659,509     $ 517,188
        Benefit of S corporation election....                   (4,659,509)     (517,188)
        State income taxes, net of federal
          income tax benefit.................      500,327         220,335        54,842
        Deferred benefit arising from
          conversion to C corporation........   (1,781,700)
        Other, individually less than 5%.....      204,434
                                                ----------        --------       -------
                                               $ 4,898,633     $   220,335     $  54,842
                                                ==========        ========       =======

     The components of deferred tax assets are as follows:

                                                                     NOVEMBER 30,
                                                                ----------------------
                                                                   1996         1995
                                                                ----------     -------
        Deferred tax assets:
          Current:
             Accrued expenses and reserves not currently
               deductible.....................................  $6,742,755     $39,957
             Miscellaneous....................................     219,185
                                                                ----------     -------
                  Current deferred tax assets.................  $6,961,940     $39,957
                                                                ==========     =======

     A deferred tax asset of $1,312,775 was recorded in connection with the acquisition of New Lauderdale (see Note 7).

6. REGULATORY ISSUES AND OTHER RISK CONSIDERATIONS:

     The Company's primary contact with its customers is over the telephone lines and services of numerous local telephone companies and long distance carriers. The Company cannot predict the impact, if any, of changes in various regulations affecting the Company, directly, or through one of the telephone companies.

     There can be no assurance that the Company will be able, for financial or other reasons, to comply with applicable laws and regulations or that regulatory authorities will not take action to limit or prevent the Company from advertising, marketing or promoting its services and club and VM products and services or otherwise require the Company to discontinue or substantially modify the content of its services.

     The Company has received requests for information from regulatory authorities, regarding investigations of certain of its telemarketing activities. Management believes, based on advice from counsel, that their investigations will not result in enforcement actions or claims which would have a material adverse effect on the financial statements.

     The Company is dependent on service bureaus to process its calls, billings and collections. While the Company believes its processing can be transferred to other service bureaus, there are no contracts in place with alternate providers. Accordingly, failure by any of the existing bureaus would result in material interruptions to the Company's operations.

7. NEW LAUDERDALE:

     In December 1994, the Company entered into an agreement with PRN, an unrelated entity at that time, to establish a joint venture known as New Lauderdale, L.C. On September 10, 1996, the Company acquired

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES the remaining 50% interest in New Lauderdale for 3,200,000 common shares. PRN subsequently distributed such shares to its shareholders. In addition to receiving its share of New Lauderdale's earnings through the closing date, PRN received approximately $1,500,000 in cash for the deferred tax benefit to New Lauderdale resulting from the transaction. The common shares were valued at the market price on the date of the letter of intent ($7.125 per share). The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased based upon the fair values at the date of acquisition. As a result, approximately $23,159,000 of the purchase price has been allocated to goodwill, customer lists and other intangibles which are being amortized on a straight line basis over a period from 1 to 15 years. (See Note 4.)

     The operating results of the acquisition have been included in the consolidated statement of income from the date of the acquisition. The following pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the respective periods. The pro forma information includes adjustments for amortization of intangibles arising from the transaction and an adjustment of the tax provision for fiscal 1995 representing the statutory federal rate assuming the Company had always been a C corporation. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

                                                                   NOVEMBER 30,
                                                           ----------------------------
                                                               1996            1995
                                                           ------------     -----------
        Net revenues.....................................  $150,284,451     $78,749,359
        Net income.......................................    12,351,385       8,594,653
        Earnings per share...............................           .66             .58

     Prior to the acquisition on September 10, 1996, the terms of the joint venture agreement required each party to the joint venture to provide management, consulting and financial services for a monthly fee of $50,000. Such services included, but were not necessarily limited to, advice and assistance concerning any and all aspects of the operations, planning and financing of the venture's operations. The fee provision of the agreement was terminated effective February 1, 1996.

     The Company has recognized income from New Lauderdale (50% of its earnings which are net of normal costs of its operations and the fees referred to above), of $4,939,653 and $2,860,304 and received distributions of $4,432,000 and $1,540,000 for the period December 1, 1995 to September 10, 1996 and for the year ended November 30, 1995, respectively.

     Following is condensed financial data for the joint venture:

                                                                AS OF            AS OF
                                                            SEPTEMBER 10,     NOVEMBER 30,
                                                                1996              1995
                                                            -------------     ------------
        Current assets (principally accounts
          receivable).....................................   $ 13,584,579     $ 11,205,559
        Current liabilities (principally reserve for
          customer chargebacks)...........................     11,731,621        8,514,951
        Members' equity(a)................................      1,852,958        2,690,608

---------------

(a) Amount as of September 10, 1996 relates solely to the Company's equity.

                                                               FOR THE
                                                               PERIOD
                                                                ENDED          YEAR ENDED
                                                            SEPTEMBER 10,     NOVEMBER 30,
                                                                1996              1995
                                                            -------------     ------------
        Net revenues......................................   $ 63,617,683     $ 28,248,093
        Gross profit......................................     12,258,916        8,054,330
        Net income........................................      9,879,308        5,720,608

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

8. COMMITMENTS AND CONTINGENCIES:

  Leases

     The Company is obligated under a noncancelable real property operating lease agreements that expires in fiscal 2006. Future minimum rents consist of the following at November 30, 1996:

                1997.............................................  $  152,500
                1998.............................................     262,500
                1999.............................................     262,500
                2000.............................................     262,500
                2001.............................................     282,500
                Thereafter.......................................   1,505,000
                                                                   ----------
                                                                   $2,727,500
                                                                   ==========

     The lease contains escalation clauses with respect to real estate taxes and related operating costs. The accompanying financial statements reflect rent expense on a straight-line basis over the term of the lease as required by generally accepted accounting principles. Rent expense was $210,153, $96,834 and $28,800 for fiscal 1996, 1995 and 1994, respectively.

  Employment Agreements and Consulting

     The Company has executed employment agreements, expiring November 30, 1998, with certain executive officers of the Company. Minimum future payments under such agreements are as follows:

                  1997.........................................     $1,400,577
                  1998.........................................      1,545,500
                                                                   -----------
                                                                    $2,946,077
                                                                     =========

     Commencing with fiscal 1996, in the event the Company achieves pre-tax earnings of $10,000,000 or more for any such fiscal year, the Company may grant bonuses to such persons, subject to approval of the Compensation Committee of the Board of Directors, in an aggregate amount not to exceed 5% of pre-tax earnings for such year. Such bonuses amounted to approximately $898,600 at November 30, 1996

     The Company has also entered into a consulting agreement with a director/shareholder, expiring on November 30, 1998. Under the terms of such agreement, the director/shareholder is to provide services in connection with identification and engagement of celebrities to endorse the Company's services, engagement of independent producers to produce commercials and infomercials and the development of new entertainment services. In addition, under the agreement, the director/shareholder has the right to become a full-time employee of the Company under certain circumstances, and to receive an initial base salary at the rate of $200,000 per annum with 10% annual increases. Upon commencement of such full-time employment he is entitled to share in the 5% bonus with the other executive officers described above. Minimum future payments under the current consulting arrangement are as follows:

                  1997.........................................       $137,496
                  1998.........................................        151,248
                                                                      --------
                                                                      $288,744
                                                                      ========

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

     In connection with the acquisition of PRN's interest in New Lauderdale (see
Note 7), a principal shareholder of PRN was elected a director of the Company and entered into an employment agreement with the Company. Minimum future payments under this agreement are as follows:

                  1997.........................................    $  206,250
                  1998.........................................       226,875
                  1999.........................................       249,563
                  2000.........................................       274,519
                  2001.........................................       125,821
                                                                   ----------
                                                                   $1,083,028
                                                                   ==========

  Other

     As a result of the acquisition of New Lauderdale (see Note 7), the Company has agreements with various celebrities to promote its telephone entertainment services. These agreements are generally for a term of one year, which may be extended under certain circumstances, and grant worldwide rights to use an individual's name and likeness in connection with services promoted by advertisements. Compensation varies by individual and generally consists of an advance payment and royalties based on defined revenues earned by the Company. Total royalty expenses incurred for fiscal 1996 and 1995 were $261,566 and $205,285, respectively.

  Litigation

     There are pending claims and litigations against the Company arising in the ordinary course of business. Management believes, on the basis of its understanding and advice of counsel, that these actions will not result in payment of amounts, if any, which would have a material adverse effect on the Company's financial statements.

9. STOCK OPTION PLAN:

     During fiscal 1995, the Company implemented the 1995 Stock Option Plan (the "Stock Option Plan") effective as of October 1995. The Stock Option Plan provides for the grant of options to purchase up to 750,000 shares of the Company's common stock either as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the United States Internal Revenue Code or as options that are not intended to meet the requirements of such section ("Nonstatutory Stock Options"). Options to purchase shares may be granted under the Stock Option Plan to persons who, in the case of Incentive Stock Options, are employees (including officers) of the Company, or, in the case of Nonstatutory Stock Options, are employees (including officers), consultants or nonemployee directors of the Company to the Company. The Stock Option Plan was amended in September 1996 to provide for the granting of options to purchase an additional 500,000 shares of the Company's common stock. After this amendment, grants are available under the Stock Option Plan to purchase a total of 1,250,000 shares of the Company's common stock.

     The exercise price of options granted under the Stock Option Plan must be at least equal to the fair market value of such shares on the date of grant, or, in the case of Incentive Stock Options granted to the holder of 10% or more of the Company's Common Stock, at least 110% of the fair market value of such shares on the date of grant. The maximum exercise period for which Incentive Stock Options may be granted is ten years from the date of grant (five years in the case of an individual owning more than 10% of the Company's common stock). The aggregate fair market value (determined at the date the option is granted) of shares with respect to which Incentive Stock Options are exercisable for the first time by the holder of the option during any calendar year shall not exceed $100,000. If such amount exceeds $100,000, the Board of Directors or the Committee may, when the Options are exercised and the shares transferred to an employee, designate those

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES shares that will be treated as Incentive Stock Options and those that will be treated as Nonstatutory Stock Options.

     In addition, the Company's Stock Option Plan provides for certain automatic grants of options to the Company's non-employee directors in consideration for their services performed as directors of the Company and for attendance at meetings. It provides for a one-time automatic grant of an option to purchase 25,000 shares of common stock at market value to those directors who were serving on the Board of Directors at the inception of the Stock Option Plan and also to those persons who become nonemployee directors of the Company in the future, upon their appointment or election as directors of the Company. In addition, the amended Stock Option Plan provides for quarterly grants to each non-employee director of the Company of options to purchase 6,250 shares of the Company's common stock at the market value on the date of each grant.

     Information regarding the Company's stock option plan is summarized below:

                                                            OPTION PRICE        NUMBER
                          STOCK OPTIONS                     (PER SHARE)        OF SHARES
        -------------------------------------------------- --------------      ---------
        Outstanding at November 30, 1995.................. $    5.00             394,000
        Granted...........................................  4.75 - 10.12         297,250
        Exercised.........................................      5.00             (27,368)
        Cancelled or lapsed...............................      5.00             (10,032)
                                                           -------------         -------
        Outstanding at November 30, 1996.................. $4.75 - 10.12         653,850
                                                           =============         =======
                                                                                 356,000
        Available for grant at November 30, 1995..........                       =======
        Available for grant at November 30, 1996 (all                            568,782
          currently exercisable)..........................                       =======

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The following is a summary of the unaudited quarterly results of operations for fiscal 1996 and 1995:

                                                         QUARTER ENDED
                                 --------------------------------------------------------------
                                  NOVEMBER                                           FEBRUARY
                                     30,          AUGUST 31,         MAY 31,            29,
                                 -----------      -----------      -----------      -----------
    1996:
      Net revenues.............. $39,383,333      $17,493,179      $13,765,685      $16,018,571
      Gross profit..............  11,288,981        5,737,501        1,638,439        3,340,591
      Income before income
         taxes..................   7,080,889        4,918,871        1,142,807        3,930,396
      Net income................   4,165,501        3,111,288          595,452        4,302,189
      Earnings per share........        0.23             0.20             0.04             0.28

                                  NOVEMBER                                           FEBRUARY
                                     30,          AUGUST 31,         MAY 31,            28,
                                 -----------      -----------      -----------      -----------
    1995:
    Net revenues................ $15,897,677      $14,314,288      $12,074,304       $8,214,988
    Gross profit................   4,752,752        3,965,826        3,644,280        1,405,798
    Income before income
    taxes.......................   4,678,595        4,190,879        3,394,756        1,048,654
    Pro forma net income........   2,701,683        2,256,577        2,079,288          642,240
    Pro forma earnings per
    share.......................        0.23             0.19             0.17             0.06

     During the fourth quarter of fiscal 1996, the Company recorded an accrual of approximately $1,070,000 relating to compensation.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                           COL. C
                                                ----------------------------
                                     COL. B              ADDITIONS                               COL. E
                                   ----------   ----------------------------      COL. D       -----------
             COL. A                BALANCE AT   CHARGED TO      CHARGED TO     -------------   BALANCE AT
---------------------------------  BEGINNING     COSTS AND    OTHER ACCOUNTS   DEDUCTIONS -      END OF
           DESCRIPTION             OF PERIOD     EXPENSES     RECEIVABLE(1)     DESCRIBE(2)      PERIOD
---------------------------------  ----------   -----------   --------------   -------------   -----------
YEAR ENDED NOVEMBER 30, 1996
  Reserve for customer
  chargebacks....................  $4,025,130   $46,352,638     $9,336,755      $ 39,633,620   $20,080,903
                                   ==========   ===========     ==========       ===========   ===========
YEAR ENDED NOVEMBER 30, 1995
  Reserve for customer
  chargebacks....................  $1,176,902   $19,065,077             --      $ 16,216,849   $ 4,025,130
                                   ==========   ===========     ==========       ===========   ===========
YEAR ENDED NOVEMBER 30, 1994
  Reserve for customer
  chargebacks....................  $1,098,135   $10,841,574             --      $ 10,762,807   $ 1,176,902
                                   ==========   ===========     ==========       ===========   ===========

---------------
(1) Assumed liability in connection with New Lauderdale acquisition (see Note
    7).

(2) Chargebacks refunded during the year.

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.                Description
-------              -----------
 2.1+     Definitive Form of Acquisition Agreement by and among the Company,
          Calling Card Co., Inc. and Psychic Readers Network, Inc. (1)
 2.2      Definitive Information Statement(2)
 3.1      Articles of Incorporation of the Company, as amended (3)
 3.2      By-Laws of the Company (4)
 4.1      Form of certificate evidencing shares of Common Stock (5)
10.1      1996 Stock Option Plan (6)
10.2      Employment Agreement by and between the Company and
          Jeffrey L. Schwartz (5)
10.3      Employment Agreement by and between the Company and Jay Greenwald (5)
10.4      Employment Agreement by and between the Company and Claudia Newman Hirsch (5)
10.5      Employment Agreement by and between the Company and Andrew Stollman (5)
10.6*     Amendment No. 1 to Employment Agreement by and between the Company and Andrew
          Stollman
10.7      Employment Agreement by and between the Company and Steven L. Feder (1)
10.8      Consulting Agreement by and between the Company and Michael G. Miller (5)
10.9      Definitive Form of Non-Competition and Right of First Refusal Agreement between the
          Company and Steven L. Feder, Thomas H. Lindsey and Peter Stolz (1)
10.10     Definitive Form of Non-Competition and Right of First Refusal Agreement between the
          Company and Psychic Readers Network, Inc. (1)
10.11*    Lease of the Company's offices at One Blue Hill Plaza, Pearl River, New York
10.12+    Servicing Agreement between West Interactive Corporation and the Company (4)
10.13+    Servicing Agreement between West Interactive Corporation and New Lauderdale (4)
10.14     Collateral Note and Security Agreement between West Interactive Corporation and the
          Company (4)
10.15     Collateral Note and Security Agreement between West Interactive Corporation and New
          Lauderdale (4)
10.16     Telemarketing Services Agreement between West Telemarketing Corporation Outbound and the Company (4)
10.17+    Billing and Information Management Services Agreement and Advanced Payment
          Agreement between Enhanced Services Billing, Inc. and the Company (4)
10.18     Amended and Restated Psychic Readers Network Live Operator Service Agreement
          between Psychic Readers Network, Inc. and the Company (1)
10.19*+   Telemarketing Services Agreement between Advanced Access, Inc. and the Company (P)
10.20*+   Telemarketing Services Agreement between APAC TeleServices, Inc. and the Company
          (P)
10.21*+   Billing Services Agreement between Hold Billing Services, Ltd. and the Company (P)
10.22*+   Addendum No.1 to Billing Services Agreement between Hold Billing Services, Ltd. and the Company (P)
10.23*+   Telemarketing Services Agreement between Optima Direct, Inc. and the Company (P)
10.24*+   Billing and Collection Services Agreement between Federal Transtel, Inc. and the
          Company (P)
10.25*+   Telemarketing Services Agreements between New Media Telecommunications, Inc. and the Company (P)
10.26*+   Telecommunications Services Agreement between AT&T Communications, Inc. and the
          Company (P)
21*       Subsidiaries of the Company
27*       Financial Data Schedule

---------------
*   Filed herewith.

+   Confidential treatment requested as to portions of this Exhibit.

(1) Filed as an Exhibit to the Definitive Information Statement, dated August 20, 1996, and incorporated herein by reference.

(2) Filed by the Company on August 1, 1996 in connection with the approval of the Acquisition and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(4) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (the "S-1 Registration Statement"), dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.

(5) Filed as an Exhibit to Amendment No. 1 to the S-1 Registration Statement, dated November 14, 1995, and incorporated herein by reference.

(6) Filed as an Exhibit to the Company's Registration Statement on Form S-8, Dated December 10, 1996, and incorporated herein by reference.

(P) Filed by paper with the Commission pursuant to a hardship exemption.