Form 10-Q
period 1997-02-28
QUINTEL ENTERTAINMENT INC
filed 1997-04-14
CIK 1000297

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended February 28, 1997


 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________ to _____________

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

         The number of shares outstanding of the Registrant's common stock is 18,530,644 (as of 4/10/97).

                           QUINTEL ENTERTAINMENT, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                         QUARTER ENDED FEBRUARY 28, 1997

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


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                      N/A

Item 2.           Changes in Securities                                  N/A

Item 3.           Defaults Upon Senior Securities                        N/A

Item 4.           Submission of Matters to
                    a Vote of Security Holders                           N/A

Item 5.           Other Information                                      N/A

Item 6.           Exhibits and Reports on Form 8-K                        14


SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                         FEBRUARY 28,      November 30,
                                                                             1997             1996
                                            ASSETS:                       (Unaudited)
Current assets:
     Cash and cash equivalents                                           $ 12,158,321      $14,140,987
     Marketable securities                                                 20,515,410       14,595,724
     Accounts receivable, trade                                            22,755,215       18,030,083
     Deferred tax asset                                                     6,385,315        6,961,940
     Due from related parties                                                 169,163          644,168
     Prepaid expenses and other current assets                              2,539,527        2,345,154
                                                                         ------------      -----------
             Total current assets                                          64,522,951       56,718,056

Property and equipment, at cost, net of accumulated depreciation              390,665          344,407
Intangible assets, net                                                     21,258,360       21,967,084
                                                                         ------------      -----------
                                                                         $ 86,171,976      $79,029,547
                                                                         ============      ===========

                                         LIABILITIES:
Current liabilities:
     Accounts payable                                                    $  4,512,302      $ 2,565,383
     Accrued expenses                                                       6,389,526        3,019,760
     Reserve for customer chargebacks                                      18,747,510       20,080,903
     Due to related parties                                                   632,059        1,478,515
     Income taxes payable                                                   2,587,062        4,131,303
                                                                         ------------      -----------
             Total liabilities                                             32,868,459       31,275,864
                                                                         ------------      -----------
Minority interest                                                              19,100           18,750

                                     STOCKHOLDERS' EQUITY:

Preferred stock - $.001 par value; 1,000,000 shares authorized;
     none issued and outstanding
Common stock - $.001 par value; authorized 50,000,000 shares; issued
     and outstanding 18,475,706 and 18,452,368 shares, respectively            18,476           18,452
Additional paid-in capital                                                 37,532,421       37,406,050
Retained earnings                                                          15,735,547       10,300,150
Unrealized (loss) gain on marketable securities                                (2,027)          10,281
                                                                         ------------      -----------
             Total stockholders' equity                                    53,284,417       47,734,933
                                                                         ------------      -----------
                                                                         $ 86,171,976      $79,029,547
                                                                         ============      ===========


See accompanying notes to consolidated financial statements.

QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                        THREE MONTHS ENDED
                                                 -------------------------------
                                                  FEBRUARY 28,      February 29,
                                                     1997               1996
Net revenue                                      $ 44,059,812      $ 16,018,571
Cost of sales                                      30,516,792        12,677,980
                                                 ------------      ------------

             Gross profit                          13,543,020         3,340,591

Selling, general and administrative expenses        4,779,142         2,073,374
                                                 ------------      ------------
                                                    8,763,878         1,267,217

Interest expense                                      (18,184)         (139,961)
Other income, net                                     299,461           366,110
Equity in earnings of joint venture                                   2,437,030
                                                 ------------      ------------
                                                    9,045,155         3,930,396

Provision (benefit) for income taxes                3,609,758          (371,793)
                                                 ------------      ------------
             Net income                          $  5,435,397      $  4,302,189
                                                 ============      ============

Net earnings per share                           $       0.29      $       0.28
                                                 ============      ============

Weighted average shares outstanding                18,776,177        15,446,043
                                                 ============      ============




See accompanying notes to consolidated financial statements.

QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                      THREE MONTHS ENDED
                                                                                ------------------------------
                                                                                FEBRUARY 28,      February 29,
                                                                                   1997               1996
Cash flows from operating activities:
     Net income                                                                 $  5,435,397      $  4,302,189
     Items not affecting cash:
         Depreciation and amortization                                               740,561             9,639
         Reserve for customer chargebacks                                         (1,333,393)        2,227,980
         Deferred income taxes                                                       708,966        (2,446,544)
         Equity in net earnings of joint venture, net of dividends received                           (187,030)
         Other                                                                      (221,079)
     Changes in assets and liabilities:
         Accounts receivable                                                      (4,725,132)       (3,877,782)
         Prepaid expenses and other current assets                                  (194,373)       (1,760,639)
         Accounts payable                                                          1,946,919         1,587,794
         Income tax payable                                                       (1,544,241)        2,059,871
         Due to related parties, net                                                (371,451)           24,606
         Other, principally accrued expenses                                       3,370,116           945,485
                                                                                ------------      ------------
             Net cash provided by operating activities                             3,812,290         2,885,569
                                                                                ------------      ------------
Cash flows from investing activities:
     Purchases of securities                                                      (8,219,121)
     Proceeds from sales of securities                                             2,500,000
     Other, principally capital expenditures                                        (202,230)          (50,229)
                                                                                ------------      ------------
             Net cash used in investing activities                                (5,921,351)          (50,229)
                                                                                ------------      ------------
Cash flows from financing activities:
     Proceeds from collection of common stock subscription                                              20,000
     Proceeds from issuance of common stock, net                                                    13,402,075
     Distributions to S corporation shareholders                                                    (3,000,000)
     Principal payments on notes payable to shareholders                                            (1,509,795)
     Loans payable, net                                                                                650,284
     Proceeds from exercise of stock options                                         126,395
                                                                                ------------      ------------
             Net cash provided by financing activities                               126,395         9,562,564
                                                                                ------------      ------------
Net (decrease) increase in cash and cash equivalents                              (1,982,666)       12,397,904

Cash and cash equivalents, beginning of period                                    14,140,987         3,570,468
                                                                                ------------      ------------
Cash and cash equivalents, end of period                                        $ 12,158,321      $ 15,968,372
                                                                                ============      ============
Non-cash financing activities:
     Notes payable to shareholders of undistributed S corporation earnings                        $  3,611,135
     Contribution of capital from S corporation                                                        575,000



See accompanying notes to consolidated financial statements.

QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL:

     The consolidated financial statements for the three month periods ended February 28, 1997 and February 29, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996. The results of operations for the three months ended February 28, 1997 are not necessarily indicative of the results for the entire fiscal year ending November 30, 1997.

2.   EARNINGS PER SHARE:

     Net earnings per share have been computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period, computed in accordance with the treasury stock method.

3.   ADVERTISING EXPENSES:

     The Company generally expenses advertising costs, which consist primarily of print, media, production, telemarketing and direct mail related charges, when the related advertising occurs. For interim purposes, certain telemarketing and production expenses are deferred and charged to operations over their expected period of benefit. All such amounts will be expensed prior to year end. Total advertising expense incurred for the three months ended February 28, 1997 and February 29, 1996 were approximately $14,132,000 and $5,552,249, respectively. Included in prepaid expenses and other current assets is approximately $1,380,000 and $1,069,700 relating to prepaid advertising at February 28, 1997 and November 30, 1996, respectively.

4.   NEW LAUDERDALE:

     On September 10, 1996, the Company acquired the remaining 50% interest in New Lauderdale, L.C. ("New Lauderdale"). The consolidated financial statements of the Company include the accounts of New Lauderdale subsequent to this date. New Lauderdale had previously been accounted for by the equity method as a 50% owned joint venture.

     The following is condensed financial data for New Lauderdale:

                                     FEBRUARY 29,
                                        1996
                                     (UNAUDITED)
     Net revenues                    $22,246,546
     Gross profit                      5,845,062
     Net income                        4,874,060


5.   NEWLY ISSUED ACCOUNTING STANDARDS:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. SFAS No. 128 will be effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. Management has not yet evaluated the effects of this change on the Company's financial statements.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"). SFAS No. 123, which becomes effective in fiscal 1997, allows companies to measure compensation cost in connection with employee stock compensation plans using a fair value based method or to continue to use an intrinsic value based method, which generally does not result in compensation cost. The Company intends to adopt the disclosure only provisions of the statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition and results of operations of the Company for the three month periods ended February 28, 1997 and February 29, 1996. It should be read in conjunction with the interim condensed consolidated financial statements of the Company, the Notes thereto and other financial information included elsewhere in this report.

Results of Operations

        Net revenue for the three months ended February 28, 1997 was $44,059,812, an increase of $28,041,241, or 175%, as compared to $16,018,571 for the three months ended February 29, 1996. 118% of such increase was attributable to the Company's acquisition of New Lauderdale, L.C. ("New Lauderdale") in September 1996. In addition, increases in net revenue are also attributable to increased call volume to the Company's "900" number entertainment services (41%), and revenue resulting from a strategic corporate partnership with AT&T Communications, Inc. ("AT&T") to market AT&T's long distance products (34%), offset by decreases of sales of the Company's enhanced voice mail networks ("VM Enhanced Product") (18%). For the three months ended February 28, 1997, net revenue from the VM Enhanced Product and basic voice mail services (the "VM services") (collectively, the "VM products"), "900" entertainment services, the AT&T strategic corporate partnership and other products approximated 12%, 73%, 13% and 2%, respectively. For the three months ended February 29, 1996, net revenue of the Company was attributable exclusively to the VM products and "900" entertainment services, accounting for approximately 45% and 55% of net revenue, respectively. The provisions for chargebacks for the three months ended February 28, 1997 were $15,035,148, an increase of $5,362,187, or 55%, as compared to $9,672,961 for the three months ended February 29, 1996. This increase is attributable to increased call volume to the Company's "900" number entertainment services and the acquisition of New Lauderdale, partially offset by decreased chargebacks relating to the Company's $19.95 VM Enhanced Product. The provisions for chargebacks as a percentage of gross revenues decreased from approximately 38% for the three months ended February 29, 1996 to approximately 25% for the three months ended February 28, 1997. This decrease is primarily due to the percentage decrease in chargebacks as they relate to "900" entertainment services resulting from customer service modifications instituted by one of the Company's service providers. See "VM Enhanced Product Chargebacks."

Cost of sales for the three months ended February 28, 1997 was $30,516,792, an increase of $17,838,812, or 141%, as compared to $12,677,980 for the three months ended February 29, 1996. The increase in cost of sales is directly attributable to increases in service bureau fees and advertising costs resulting from an increase in net revenue, as well as the inclusion of New Lauderdale's cost of sales during the three month period ended February 28, 1997. Cost of sales as a percentage of net revenue decreased to 69% for the three months ended February 28, 1997 from 79% for the three months ended February 29, 1996. The decrease in the relationship of cost of sales to net revenue is due to chargebacks, which decreased as a percentage of gross revenue as discussed in the net revenue section above. Additionally, the Company, as a result of its increased call volume related to the acquisition of New Lauderdale, was able to renegotiate certain contract terms with one of its service providers during the fourth quarter of fiscal 1996, thereby resulting in additional cost savings.



Selling, general and administrative expenses ("SG&A") for the three months ended February 28, 1997 were $4,779,142, an increase of $2,705,768, or 131%, as compared to $2,073,374 for the three months ended February 29, 1996. SG&A as a percentage of the Company's gross revenue remained constant at 8.1% for the three months ended February 28, 1997 and February 29, 1996. Included in SG&A for the three months ended February 28, 1997 is $707,061 of goodwill amortization relating to the New Lauderdale acquisition and increases in salaries of approximately $863,000 as a result of the growth of the Company's operations. Had the Company not incurred this goodwill amortization in the quarter ended February 28, 1997, SG&A expense as a percentage of gross revenue would have decreased to 7% as compared to 8.1% in the comparable period in 1996. This decrease is directly attributable to the contribution of New Lauderdale's lower SG&A expense as a percentage of its gross revenue.

Interest expense decreased by $121,777 or 87%, to $18,184 for the three months ended February 28, 1997 as compared to $139,961 for the three months ended February 29, 1996. This decrease is due to the elimination of interest expense of approximately $72,000, relating to the final S corporation distributions made during the three months ended February 29, 1996 and the elimination of interest expense as a result of the Company discontinuing the financing of its accounts receivable. Accounts receivable financing arrangements remain available, but are currently not in use. See "Liquidity and Capital Resources".

For the three months ended February 28, 1997, other income was $299,461, a decrease of $66,649, or 18%, as compared to $366,110 for the three months ended February 29, 1996. This decrease was attributable to reductions in management fee income from New Lauderdale offset by interest and gains on the Company's investments.

For the quarter ended February 29, 1996, the Company recognized equity in earnings of joint venture of $2,437,030, of which $2,250,000 was distributed to the Company during such quarter. This reflected the Company's 50% interest in the net income of New Lauderdale's operations for the three months ended February 29, 1996. On September 10, 1996, the Company acquired the remaining 50% interest in New Lauderdale. After the acquisition, the Company commenced treating New Lauderdale as a subsidiary and including its results of operations on a consolidated basis in the Company's consolidated financial statements.

The Company's effective tax rate was 40% for the three months ended February 28, 1997. The first quarter of fiscal year ended November 30, 1996 included a tax benefit of approximately $1,782,000 relating to the Company's conversion to the accrual basis of accounting in connection with the termination of its S corporation status.

The three months ended February 29, 1996 would have reflected a 36% effective rate had the aforementioned tax benefit not been recognized. The Company's effective tax rate is higher than the federal statutory rate due to the addition of state income taxes and certain deductions taken for financial reporting purposes that are not deductible for federal income tax purposes. The primary factor contributing to the increase in the effective tax rate in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996 is nondeductible amortization relating to the New Lauderdale acquisition.

Net income increased to $5,435,397 for the three months ended February 28, 1997 from $4,302,189 for the three months ended February 29, 1996. This increase was primarily due to an increase in income from operations, partially offset by the elimination of equity earnings in New Lauderdale and increases in amortization, salaries and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At February 28, 1997, the Company had working capital of $31,654,492, an increase of $6,212,300, or 24%, as compared to $25,442,192 at November 30, 1996. The Company continues to generate strong cash flows from operations, as indicated by a $3,937,020 increase in marketable securities and cash balances during the quarter ended February 28, 1997. Historically the Company has financed its working capital requirements principally through cash flow from operations and receivables financing. Although not currently dependent on cash flow from receivables financing, credit lines for this purpose are being maintained and the Company may avail itself of such financing in the future. See "Forward Looking Information May Prove Inaccurate".

     The Company's primary cash requirements have been to fund the cost of advertising and promotion. Collections of accounts receivable by the Company's service providers are remitted net of chargebacks. The Company anticipates purchasing equipment in connection with the establishment of in-house telemarketing operations and expanding its customer service department and its computer database capabilities. The Company currently has no other plans or material commitments for capital expenditures. Based on currently proposed plans and assumptions relating to its operations (including the substantial costs associated with its proposed advertising and marketing activities), projected cash flows from operations and available cash resources, including, if necessary, its financing arrangements with service providers, will be sufficient to satisfy its anticipated cash requirements for at least the next twelve months. The Company does not currently have any long-term obligations and does not intend to incur any such obligations in the future. As the Company seeks to diversify with new telecommunications products and services, the Board of Directors, may, at its discretion, authorize the use of existing cash reserves, long term financing or other means to finance such diversification. See "Forward Looking Information May Prove Inaccurate".

     During the fiscal year ended November 30, 1996, the Company formed several new wholly owned subsidiaries and entered into two new joint venture agreements. The joint venture agreements require the Company to provide loans to the ventures in initial amounts of $250,000. Each agreement provides for additional loans at the Company's discretion. Such loans would bear interest at the rate of 7% per annum and be repaid in installments as a percentage of the venture's retained earnings or net available cash as specified in each agreement. Additionally, the Company will also advance $20,000 per month to LaBuick Entertainment, Inc. for services rendered pursuant to one of the joint venture agreements. Such advances are deductible from distributions due LaBuick Entertainment, Inc., under the agreement. The Company expects to be able to fund such loans and advances from its operating cash flow over the next twelve months and that such loans and advances, as extended, would not have a significant effect on the working capital position of the Company. To date, the new subsidiary and joint venture operations have contributed an immaterial amount to net income and did not impose any significant cash requirements on the Company. The Company does not anticipate any of these new subsidiaries to materially alter the working capital or cash requirements of the Company during the next twelve months. See "Forward Looking Information May Prove Inaccurate".


VM ENHANCED PRODUCT CHARGEBACKS

        During the first quarter of fiscal 1996, the Company increased marketing activities and experienced high enrollments of new customers which caused the Company to experience a high level of acceptance difficulties with its VM Enhanced Product. These acceptance difficulties occurred at two levels, consumer and regional telephone carrier.

        At the consumer level, customers did not always relate the VM Enhanced Product billing description on their telephone bills to the entertainment service that they purchased. This prompted an increase in customer service inquiries to both the Company and ESBI, the billing service bureau conduit to the regional telephone carriers and telephone companies. Accordingly, for the first quarter of 1996, the Company experienced a higher level of customer cancellations and chargebacks relating to the $19.95 per month VM Enhanced Product. The Company no longer markets the $19.95 VM Enhanced Product but continues to service approximately 61,000 subscribers. The Company modified and repositioned this product to service the existing customer base primarily during the second quarter ended May 31, 1996. The Company and ESBI expanded their customer service departments during the first fiscal quarter of 1996 to better educate the consumer about the product. Telemarketing efforts for new products during the second fiscal quarter of 1996 were reduced as the marketing shift was being accomplished. Although there can be no assurance that these marketing efforts and changes will continue to be successful, management anticipates that the marketing shift along with the expansions in customer service will continue to maintain customer chargebacks for the VM Enhanced Product at the acceptable levels currently being achieved. Several variations, including the change to offer customers a basic VM service or theme-related club membership product, continue to be tested with many tests yielding positive results. Currently, only $9.95 per month VM Enhanced Products are being marketed to new customers. The pace of telemarketing and enrollments has been proceeding gradually. This controlled marketing effort and increased customer service support, allows the Company to closely monitor chargeback experience, as well as identify any problems, should they arise, on a timely basis, so as to not repeat the difficulties encountered during the first quarter of the fiscal year ended November 30,1996. The VM Enhanced Product is independent of the Company's "900" number entertainment services and these difficulties did not impact the "900" number portion of the Company's business.

        The Company intends to continue its promotion of a VM Enhanced Product or similar voice-mail entertainment services concept as previously discussed. In addition, recent shifts in marketing and other strategies have increased the Company's net revenues from strategic corporate partnerships and "900" number entertainment services. While the Company is pursuing new
VM services and club membership product enrollments, it is possible that revenues from these products will account for a stable or decreasing portion of the Company's net revenues in the future. Since any reduction in VM Enhanced Product contributions to total net revenues are expected to be more than offset by increases in the Company's net revenues from strategic corporate partnerships, "900" number entertainment services and other telecommunications products and services, total net revenues are expected to increase. However no assurance can be given that these projections will prove to be accurate. See "Forward Looking Information May Prove Inaccurate".


                         FORWARD LOOKING INFORMATION
                             MAY PROVE INACCURATE

        This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of Management, as well as assumptions made by and information currently available to the Company. When used in this document, the word "anticipate," "believe," "estimate," and "expect" and similar expressions,as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

                                     PART II

                                OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS.

EXHIBIT
NUMBER

3.1 Articles of Incorporation of the Registrant, as amended (1)

3.2               By-Laws of the Registrant (2)


27.1*             Financial Data Schedule

--------------
*        Filed herewith.

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(2)      Filed as an Exhibit to the Registrant's Registration
         Statement on Form S-1, dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.



                  (b)      REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the first quarter of the fiscal year ending November 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           QUINTEL ENTERTAINMENT, INC.


                                           By:/s/ Jeffrey L. Schwartz
                                              ---------------------------
                                                  Jeffrey L. Schwartz
Date:             April 14, 1997                  Chairman and CEO





                                           By:/s/ Daniel Harvey
                                              ---------------------------
                                                  Daniel Harvey
                                                  Principal Financial Officer
Date:             April 14, 1997                  (Chief Financial Officer)