Form 10-Q
period 1997-05-31
QUINTEL ENTERTAINMENT INC
filed 1997-07-15
CIK 1000297

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       FOR THE QUARTER ENDED MAY 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from             to

                         Commission file number 0-27046

                          QUINTEL ENTERTAINMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     22-3322277
         (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

             ONE BLUE HILL PLAZA                                  10965
            PEARL RIVER, NEW YORK                               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       Registrant's telephone number, including area code: (914) 620-1212

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK IS 18,598,563
                                (AS OF 7/10/97).

================================================================================

                          QUINTEL ENTERTAINMENT, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           QUARTER ENDED MAY 31, 1997

                               ITEMS IN FORM 10-Q

                                                                                          PAGE
                                                                                          -----
PART I  FINANCIAL INFORMATION
Item 1.   Financial Statements..........................................................      1
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of          6
          Operations....................................................................
PART II  OTHER INFORMATION
Item 1.   Legal Proceedings.............................................................     10
Item 2.   Changes in Securities.........................................................    N/A
Item 3.   Defaults Upon Senior Securities...............................................    N/A
Item 4.   Submission of Matters to a Vote of Security Holders...........................    N/A
Item 5.   Other Information.............................................................    N/A
Item 6.   Exhibits and Reports on Form 8-K..............................................     11
SIGNATURES

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      MAY 31,       NOVEMBER 30,
                                                                       1997             1996
                                                                    -----------     ------------
                                                                    (UNAUDITED)
                                             ASSETS
Current assets:
  Cash and cash equivalents.......................................  $15,905,004     $ 14,140,987
  Marketable securities...........................................   23,097,452       14,595,724
  Accounts receivable, trade......................................   24,895,948       18,030,083
  Deferred tax asset..............................................    6,810,280        6,961,940
  Due from related parties........................................      475,721          644,168
  Prepaid expenses and other current assets.......................    2,153,096        2,345,154
                                                                    -----------      -----------
          Total current assets....................................   73,337,501       56,718,056
Property and equipment, at cost, net of accumulated
  depreciation....................................................      723,877          344,407
Intangible assets, net............................................   20,630,549       21,967,084
                                                                    -----------      -----------
                                                                    $94,691,927     $ 79,029,547
                                                                    ===========      ===========

                                          LIABILITIES
Current liabilities:
  Accounts payable................................................  $ 5,092,041     $  2,565,383
  Accrued expenses................................................    4,749,967        3,019,760
  Reserve for customer chargebacks................................   20,696,626       20,080,903
  Due to related parties..........................................    1,303,478        1,478,515
  Income taxes payable............................................    3,372,698        4,131,303
                                                                    -----------      -----------
          Total liabilities.......................................   35,214,810       31,275,864
                                                                    -----------      -----------
Minority interest.................................................       19,100           18,750

                                      STOCKHOLDERS' EQUITY

Preferred stock -- $.001 par value; 1,000,000 shares authorized;
  none issued and outstanding
Common stock -- $.001 par value; authorized 50,000,000 shares;
  issued and outstanding 18,538,144 and 18,452,368 shares,
  respectively....................................................       18,538           18,452
Additional paid-in capital........................................   37,892,177       37,406,050
Retained earnings.................................................   21,568,087       10,300,150
Unrealized (loss) gain on marketable securities...................      (20,785)          10,281
                                                                    -----------      -----------
          Total stockholders' equity..............................   59,458,017       47,734,933
                                                                    -----------      -----------
                                                                    $94,691,927     $ 79,029,547
                                                                    ===========      ===========

          See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       MAY 31,                     MAY 31,
                                              -------------------------   -------------------------
                                                 1997          1996          1997          1996
                                              -----------   -----------   -----------   -----------
Net revenue.................................  $53,323,734   $13,765,685   $97,383,546   $29,784,256
Cost of sales...............................   39,537,436    12,127,246    70,054,228    24,805,226
                                              -----------   -----------   -----------   -----------
     Gross profit...........................   13,786,298     1,638,439    27,329,318     4,979,030
Selling, general and administrative
  expenses..................................    4,523,809     1,188,499     9,302,951     3,261,873
                                              -----------   -----------   -----------   -----------
                                                9,262,489       449,940    18,026,367     1,717,157
Interest expense............................      (19,509)      (90,901)      (37,693)     (230,862)
Interest and other income...................      417,771        71,802       717,232       437,912
Equity in earnings of joint venture.........                    712,066                   3,149,096
                                              -----------   -----------   -----------   -----------
                                                9,660,751     1,142,907    18,705,906     5,073,303
Provision for income taxes..................    3,828,211       547,455     7,437,969       175,662
                                              -----------   -----------   -----------   -----------
     Net income.............................  $ 5,832,540   $   595,452   $11,267,937   $ 4,897,641
                                              ===========   ===========   ===========   ===========
Net earnings per share......................  $      0.31   $      0.04   $      0.60   $      0.31
                                              ===========   ===========   ===========   ===========
Weighted average shares outstanding.........   18,840,850    15,778,844    18,878,940    15,778,844
                                              ===========   ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                    ---------------------------
                                                                      MAY 31,         MAY 31,
                                                                       1997            1996
                                                                    -----------     -----------
Cash flows from operating activities:
  Net income......................................................  $11,267,937     $ 4,897,641
  Items not affecting cash:
     Depreciation and amortization................................    1,384,764          21,808
     Reserve for customer chargebacks.............................      615,723       1,828,651
     Deferred income taxes........................................      172,372      (3,728,844)
     Equity in net earnings of joint venture, net of dividends
      received....................................................                     (117,096)
     Amortization of bond discount................................     (512,033)
  Changes in assets and liabilities:
     Accounts receivable..........................................   (6,865,865)      2,747,990
     Prepaid expenses and other current assets....................      192,058      (2,214,984)
     Accounts payable.............................................    2,526,658          76,752
     Income tax payable...........................................     (758,606)      1,125,318
     Due to related parties.......................................       (6,590)      1,871,300
     Other, principally accrued expenses..........................    1,730,557         (32,915)
                                                                    -----------     -----------
          Net cash provided by operating activities...............    9,746,975       6,475,621
                                                                    -----------     -----------
Cash flows from investing activities:
  Purchases of securities.........................................  (20,041,473)
  Proceeds from sales of securities...............................   12,000,000
  Other, principally capital expenditures.........................     (427,699)       (119,989)
                                                                    -----------     -----------
          Net cash used in investing activities...................   (8,469,172)       (119,989)
                                                                    -----------     -----------
Cash flows from financing activities:
  Proceeds from collection of common stock subscription...........                       20,000
  Proceeds from issuance of common stock, net.....................                   13,402,075
  Proceeds from exercise of stock options.........................      486,214          55,835
  Distributions to shareholders...................................                   (3,000,000)
  Principal payments on notes payable to shareholders.............                   (2,926,422)
  Loans payable, net..............................................                     (958,139)
                                                                    -----------     -----------
          Net cash provided by financing activities...............      486,214       6,593,349
                                                                    -----------     -----------
Net increase in cash and cash equivalents.........................    1,764,017      12,948,981
Cash and cash equivalents, beginning of period....................   14,140,987       3,570,468
                                                                    -----------     -----------
Cash and cash equivalents, end of period..........................  $15,905,004     $16,519,449
                                                                    ===========     ===========
Non-cash financing activities:
  Notes payable to shareholders of undistributed S corporation
     earnings.....................................................                  $ 3,611,135
  Contribution of capital from S corporation......................                      575,000

          See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

     The consolidated financial statements for the three and six month periods ended May 31, 1997 and May 31, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, and Quarterly Report on Form 10-Q for the quarter ended February 28, 1997. The results of operations for the three and six months ended May 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending November 30, 1997.

2.  EARNINGS PER SHARE

     Net earnings per share have been computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the period, computed in accordance with the treasury stock method.

3.  ADVERTISING EXPENSES

     The Company expenses all advertising costs, which consist primarily of print, media, production, telemarketing and direct mail related charges, when the related advertising occurs. Total advertising expense incurred for the three months ended May 31, 1997 and May 31, 1996 were approximately $18,162,000 and $6,947,000, respectively, and for the six months ended May 31, 1997 and May 31, 1996 were approximately $32,294,000 and $12,499,000, respectively. Included in prepaid expenses and other current assets is approximately $633,000 and $1,069,700 relating to prepaid advertising at May 31, 1997 and November 30, 1996, respectively.

4.  NEW LAUDERDALE

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

     The following is condensed financial data for New Lauderdale:

                                                             3 MONTHS        6 MONTHS
                                                               ENDED           ENDED
                                                              MAY 31,         MAY 31,
                                                               1996            1996
                                                            -----------     -----------
                                                            (UNAUDITED)     (UNAUDITED)
        Net revenues......................................  $19,657,602     $41,904,148
        Gross profit......................................    2,833,513       8,678,575
        Net income........................................    1,424,132       6,298,192

5.  NEWLY ISSUED ACCOUNTING STANDARDS

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123, which becomes effective in fiscal 1997, allows companies to measure compensation cost in connection with employee stock compensation plans using a fair value based method or to continue to use an intrinsic value based method, which generally does not result in compensation cost. The Company has adopted the disclosure only provisions of the statement.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. SFAS No. 128 becomes effective in fiscal 1998. Earlier application is not permitted. Management has not yet evaluated the effects of this change on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 becomes effective in fiscal 1998. Management has not yet evaluated the effects of this change on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds and reports revenues. SFAS 131 becomes effective in fiscal 1998. Management has not yet evaluated the effect of this change on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the three and six month periods ended May 31, 1997 and May 31, 1996. It should be read in conjunction with the interim condensed consolidated financial statements of the Company, the notes thereto and other information included elsewhere in this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 1997 AND MAY 31, 1996

     Net revenue for the three months ended May 31, 1997 was $53,323,734, an increase of $39,558,049, or 287%, as compared to $13,765,685 for the three months ended May 31, 1996. Approximately $30,631,000, or 77% of such increase was attributable to the Company's acquisition of New Lauderdale, L.C. ("New Lauderdale") in September 1996 (the "Acquisition"). The Company's strategic corporate partnership with AT&T Communications, Inc. ("AT&T") accounted for approximately $9,571,000, or 24% of such increase. The Company markets AT&T's long distance products under the terms of the strategic corporate partnership. Net revenues from the Company's enhanced voice mail networks and continuity club products (collectively, the "VM products") comprised approximately $6,656,000, or 17% of such increase. These increases were partially offset by decreases to net revenues earned by one of the Company's subsidiaries from its "900" number entertainment services, resulting from the Company combining the billing and collection for its "900" number telephone calls from two service contracts to one. This reduction in the subsidiary's "900" net revenue approximated $7,914,000. Such consolidation of service contracts allowed the Company to reduce processing and administration costs associated with its "900" number business. For the three months ended May 31, 1997, "900" entertainment services, VM products, AT&T strategic corporate partnership and other products approximated 63%, 17%, 18% and 2% of net revenues, respectively. For the three months ended May 31, 1996, "900" number entertainment services and VM products approximated 97% and 3% of net revenues, respectively. The provisions for chargebacks for the three months ended May 31, 1997 were $20,616,125, an increase of $10,318,946, or 100%, as compared to $10,297,179 for the three months ended May 31, 1996. The increase is attributable to the Acquisition and increased call volume to the Company's "900" number entertainment services, partially offset by decreased chargebacks relating to the Company's VM products. The provisions for chargebacks as a percentage of gross revenues decreased from approximately 43% for the three months ended May 31, 1996 to approximately 28% for the three months ended May 31, 1997. This decrease is partially attributable to the inclusion of AT&T strategic corporate partnership revenues in the three months ended May 31, 1997, which are not encumbered by chargebacks, and reductions in VM product chargeback provisions.

     Cost of sales for the three months ended May 31, 1997 was $39,537,436, an increase of $27,410,190, or 226%, as compared to $12,127,246 for the three months ended May 31, 1996. The increase in the cost of sales is directly attributable to the consolidation of New Lauderdale's operations subsequent to the Acquisition, increases in service bureau fees, marketing costs associated with the AT&T strategic corporate partnership and increases in advertising costs associated with the Company's "900" number entertainment services. Cost of sales as a percentage of net revenues decreased to approximately 74% for the three months ended May 31, 1997 from approximately 88% for the three months ended May 31, 1996. The decrease in the relationship of cost of sales to net revenue is principally due to the decrease in chargebacks as a percentage of gross revenue, as discussed in the net revenue section above. Additionally, the Company, as a result of the increased call volume related to the Acquisition, was able to renegotiate certain contract terms with its primary "900" number service provider, resulting in additional cost savings.

     Selling, general and administrative expenses ("SG&A") for the three months ended May 31, 1997 were $4,523,809, an increase of $3,335,310, or 281%, as compared to $1,188,499 for the three months ended May 31, 1996. The increase in SG&A is principally attributable to the consolidation of New Lauderdale's operations, subsequent to the Acquisition, the related amortization of goodwill ($626,000) and increases in personnel costs ($792,000) associated with the Company's growth. SG&A as a percentage of the Company's gross revenue increased from 5% during the three months ended May 31, 1996 to 6% for the three months ended May 31, 1997.

     Interest expense for the three months ended May 31, 1997 was $19,509, a decrease of $71,392, or 79%, as compared to $90,901 for the three months ended May 31, 1996. This decrease is primarily a result of the Company discontinuing the financing of its accounts receivable during the third quarter of fiscal 1996. Accounts receivable financing arrangements remain available, but are currently not in use. See "Liquidity and Capital Resources".

     For the three months ended May 31, 1997, interest income was $417,771, an increase of $345,969, or 482%, as compared to $71,802 for the three months ended May 31, 1996. The increase is primarily attributable to interest earned on the Company's marketable securities.

     For the three months ended May 31, 1996, the Company recognized equity in earnings of joint venture of $712,066, of which $782,000 was distributed to the Company during such quarter. This reflected the Company's 50% interest in the net income of New Lauderdale's operations for the three months ended May 31, 1996. On September 10, 1996 the Company acquired the remaining 50% interest in New Lauderdale. After the Acquisition, the Company commenced treating New Lauderdale as a subsidiary and including its results of operations on a consolidated basis in the Company's consolidated financial statements.

     The Company's effective tax rate was 40% for the three months ended May 31, 1997. The Company's effective rate is higher than the federal statutory rate due to the addition of state income taxes and certain deductions taken for financial reporting purposes that are not deductible for federal income tax purposes. The Company's effective tax rate for the three months ended May 31, 1996 includes the effects of certain adjustments resulting from the Company's termination of its S corporation status.

     Net income increased to $5,832,540 for the three months ended May 31, 1997 from $595,452 for the three months ended May 31, 1996, an increase of 880%. This increase was primarily due to an increase in income from operations, partially offset by the elimination of equity earnings in New Lauderdale and increases in amortization and other personnel costs.

SIX MONTHS ENDED MAY 31, 1997 AND MAY 31, 1996

     Net revenue for the six months ended May 31, 1997 was $97,383,546, an increase of $67,599,290, or 227%, as compared to $29,784,256 for the three months ended May 31, 1996. Approximately $48,895,000, or 72% of such increase was attributable to the Acquisition. The Company's strategic corporate partnership with AT&T accounted for approximately $15,167,000, or 22% of such increase. Net revenues from the Company's VM products comprised approximately $3,572,000, or 5% of such increase. Net revenue from the Company's other products and services contributed approximately $1,228,000, or 2% of such increase. These increases were partially offset by decreases to net revenues earned by one of the Company's subsidiaries from its "900" number entertainment services, resulting from the Company combining the billing and collection for its "900" number telephone calls from two service contracts to one. This reduction in the subsidiary's "900" net revenue approximated $1,262,000. Such consolidation of service contracts allowed the Company to reduce processing and administration costs associated with its "900" number business. For the six months ended May 31, 1997, "900" entertainment services, VM products, AT&T strategic corporate partnership and other products approximated 68%, 14%, 16% and 2% of net revenues, respectively. For the six months ended May 31, 1996, "900" number entertainment services and VM products approximated 71% and 29% of net revenues, respectively. The provisions for chargebacks for the six months ended May 31, 1997 were $35,651,273, an increase of $14,778,768, or 71% as compared to $20,872,505 for the six months ended May 31, 1996. The increase is attributable to increased call volume to the Company's "900" number entertainment services and the Acquisition, partially offset by decreased chargebacks relating to the Company's VM products. The provisions for chargebacks as a percentage of gross revenue decreased from 41% for the six months ended May 31, 1996 to approximately 27% for the six months ended May 31, 1997. This decrease is partially attributable to the inclusion of AT&T strategic corporate partnership revenues in the six months ended May 31, 1997, which are not encumbered by chargebacks, and reductions in VM product chargeback provisions.

     Cost of sales for the six months ended May 31, 1997 was $70,054,228, an increase of $45,249,002, or 182%, as compared to $24,805,226 for the six months ended May 31, 1996. The increase in the cost of sales is directly attributable to the consolidation of New Lauderdale's operations subsequent to the Acquisition, increases in service bureau fees, marketing costs associated with the AT&T strategic corporate partnership and increases in advertising costs associated with the Company's "900" number entertainment services. Cost of sales as a percentage of net revenues decreased to approximately 72% for the six months ended May 31, 1997 from approximately 83% for the six months ended May 31, 1996. The decrease in the relationship of cost of sales to net revenue is principally due to the decrease in chargebacks as a percentage of gross revenue, as discussed in the net revenue section above. Additionally, the Company, as a result of increased call volume related to the Acquisition, was able to renegotiate certain contract terms with its primary "900" number service provider, resulting in additional cost savings.

     Selling, general and administrative expenses ("SG&A") for the six months ended May 31, 1997 were $9,302,951, an increase of $6,041,078, or 185%, as compared to $3,261,873 for the six months ended May 31, 1996. The increase in SG&A is principally attributable to the consolidation of New Lauderdale's operations, subsequent to the Acquisition, the related amortization of goodwill and increases in personnel costs associated with the Company's growth. SG&A as a percentage of the Company's gross revenue increased from 6% during the six months ended May 31, 1996 to 7% for the six months ended May 31, 1997. Included in SG&A for the six months ended May 31, 1997 is approximately $1,333,000 of goodwill amortization relating to the Acquisition and increases in salaries of approximately $1,655,000 as a result of the growth of the Company's operations. Had the Company not incurred this goodwill amortization in the six months ended May 31, 1997, SG&A expense as a percentage of gross revenue would have remained consistent with the comparable period in 1996.

     Interest expense for the six months ended May 31, 1997 was $37,693, a decrease of $193,169, or 84%, as compared to $230,862 for the six months ended May 31, 1996. This decrease is due to the elimination of interest expense of approximately $72,000, relating to the final S corporation distributions made during the six months ended May 31, 1996 and the discontinuing of the Company's financing of its accounts receivable during the third quarter of fiscal 1996. Accounts receivable financing arrangements remain available, but are currently not in use. See "Liquidity and Capital Resources".

     For the six months ended May 31, 1997, interest and other income were $717,232, an increase of $279,320, or 64%, as compared to $437,912 for the six months ended May 31, 1996. The increase is primarily attributable to interest earned on the Company's marketable securities offset by a reduction in management fee income from New Lauderdale.

     For the six months ended May 31, 1996, the Company recognized equity in earnings of joint venture of $3,149,096, of which $3,032,000 was distributed to the Company during such period. This reflected the Company's 50% interest in net income of New Lauderdale's operations for the six months ended May 31, 1996. On September 10, 1996 the Company acquired the remaining 50% interest in New Lauderdale. After the Acquisition, the Company commenced treating New Lauderdale as a subsidiary and including its results of operations on a consolidated basis in the Company's consolidated financial statements.

     The Company's effective tax rate was 40% for the six months ended May 31, 1997 as compared with 3% for the six months ended May 31, 1996. The first six months of fiscal 1996 included a tax benefit of approximately $1,782,000 relating to the Company's conversion to the accrual basis of accounting in connection with the termination of its S corporation status.

     The six months ended May 31, 1996 would have reflected a 38% effective rate had the aforementioned tax benefit not been recognized. The Company's effective rate is higher than the federal statutory rate due to the addition of state income taxes and certain deductions taken for financial reporting purposes that are not deductible for federal income tax purposes. The primary factor contributing to the increase in the effective rate during the six months ended May 31, 1997 as compared with the prior comparable period is nondeductible amortization relating to the Acquisition.

     Net income increased to $11,267,937 for the six months ended May 31, 1997 from $4,897,641 for the six months ended May 31, 1996, an increase of 130%. This increase was primarily due to an increase in income from operations, partially offset by the elimination of equity earnings in New Lauderdale and increases in amortization, salaries and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 1997, the Company had working capital of $38,122,691, an increase of $12,680,499, or 50%, as compared to $25,442,192 at November 30, 1996. The Company continues to generate strong cash flows from operations, as indicated by a $10,265,745 increase in marketable securities and cash balances during the six months ended May 31, 1997. Historically the Company has financed its working capital requirements principally through cash flow from operations and receivables financing. Although not currently dependent on cash flow from receivables financing, credit lines for this purpose are being maintained and the Company may avail itself of such financing in the future. "See Forward Looking Information May Prove Inaccurate".

     The Company's primary cash requirements have been to fund the cost of advertising and promotion. Collections of accounts receivable by the Company's service providers are remitted net of chargebacks. The Company anticipates purchasing equipment in connection with the establishment of in-house telemarketing operations and expanding its customer service department and its computer database capabilities. The Company currently has no other plans or material commitments for capital expenditures. Based on currently proposed plans and assumptions relating to its operations (including the substantial costs associated with its proposed advertising and marketing activities), projected cash flows from operations and available cash resources, including, if necessary, its financing arrangements with service providers, will be sufficient to satisfy its anticipated cash requirements for at least the next twelve months. The Company does not have any long-term obligations and does not intend to incur any such obligations in the future. As the Company seeks to diversify with new telecommunication products and teleservices, the Board of Directors, may, at its discretion, authorize the use of existing cash reserves, long term financing or other means to finance such diversification. See "Forward Looking Information May Prove Inaccurate".

     During the final six months of fiscal 1996, the Company formed several new wholly owned subsidiaries and entered into two new joint venture agreements. The joint venture agreements require the Company to provide loans to the venture in initial amounts of $250,000. Each agreement provides for additional loans at the Company's discretion. Such loans would bear interest at the rate of 7% per annum and be repaid in installments as a percentage of the venture's retained earnings or net available cash as specified in each agreement. Additionally, the Company will also advance $20,000 per month to LaBuick Entertainment, Inc. for services rendered pursuant to one of the joint venture agreements. During the six months ended May 31, 1997 the Company expensed $120,000 relating to these advances. The Company expects to be able to fund such loans and advances, as required, from its operating cash flow over the next twelve months and that such loans and advances, as extended, would not have a significant effect on the working capital position of the Company. To date, the new subsidiaries' and joint ventures' losses from operations have had an immaterial impact on the Company's net income. The Company does not anticipate these new subsidiaries to materially alter the working capital or cash requirements of the Company during the next twelve months.

VM PRODUCT CHARGEBACKS

     During the first quarter of fiscal 1996, the Company increased marketing activities and experienced high enrollments of new customers which caused the Company to experience a high level of acceptance difficulties with its VM Product. These acceptance difficulties, which were limited to fiscal 1996, occurred at two levels, consumer and regional telephone carrier.

     At the consumer level, customers did not always relate the VM Product billing description on their telephone bills to the entertainment service that they purchased. This prompted an increase in customer service inquiries to both the Company and ESBI, the billing service bureau conduit to the regional telephone carriers and telephone companies. Accordingly, for the first six months of 1996, the Company experienced a higher level of customer cancellations and chargebacks relating to the $19.95 per month VM Product. The

Company no longer markets the $19.95 VM Product but continues to service approximately 54,000 subscribers. The Company modified and repositioned this product to service the existing customer base primarily during the second quarter ended May 31, 1996. The Company and ESBI expanded their customer service departments during the first fiscal quarter of 1996 to better educate the consumer about the product. Telemarketing efforts for new products during the second fiscal quarter of 1996 were reduced as the marketing shift was being accomplished. Although there can be no assurance that these marketing efforts and changes will continue to be successful, management anticipates that the marketing shift along with the expansions in customer service will continue to maintain customer chargebacks for the VM Product at the acceptable levels currently recognized. Several variations, including the change to offer customers a basic VM service or theme-related club membership product, continue to be tested with many tests yielding positive results. Currently, only $9.95 per month VM Products are being marketed to new customers. The pace of telemarketing and enrollments has been proceeding gradually. This controlled marketing effort and increased customer service support, allows the Company to closely monitor chargeback experience, as well as identify any problems, should they arise, on a timely basis, so as to not repeat the difficulties encountered during the first six months of the fiscal year ended November 30, 1996. The VM Product is independent of the Company's "900" number entertainment services and these difficulties did not impact the "900" number portion of the Company's business.

     The Company intends to continue its promotion of a VM Product or similar voice-mail entertainment services concept as previously discussed. In addition, recent shifts in marketing and other strategies have increased the Company's net revenues from strategic corporate partnerships and "900" number entertainment services. While the Company is pursuing new VM services and continuity club product enrollments, it is possible that revenues from these products will account for a stable or decreasing portion of the Company's net revenues in the future. Since potential reductions in VM Product contributions to total net revenues are expected to be more than offset by increases in the Company's net revenues from strategic corporate partnerships, "900" number entertainment services and other telecommunications products and services, total net revenues are expected to increase. However no assurance can be given that these projections will prove to be accurate. See "Forward Looking Information May Prove Inaccurate".

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In October 1995, ESBI was served with a notice of violation under California's consumer Legal Remedies Act by an individual acting in her own right and for others similarly situated, relating to certain billing practices, including ESBI's alleged billing for one of the Company's "800" numbers which the Company allegedly advertised to consumers as a free call. Such notice demands that the class of claimants represented therein be compensated for violations of such consumer laws. On April 2, 1996, a complaint was filed in the Superior Court of California, County of Los Angeles, which seeks class action certification pursuant to California Civil Code Section 1770 et. sec., on behalf of all consumers alleged to have been damaged by billings for services advertised as free. The complaint seeks injunctive relief, general damages and punitive damages arising from alleged fraudulent and misleading advertising practices. ESBI moved to dismiss the complaint. The motion was granted, in part, but afforded the plaintiff the right to amend the complaint. ESBI's motion to dismiss the amended complaint was granted, in part, and a second amended complaint, dated June 23, 1997, has been served upon ESBI. Such second amended complaint names "The Club" as a defendant. "The Club" is a billing descriptor utilized by ESBI to bill for one of the Company's services. While the Company apparently has not yet been served in the action, certain of the allegations raised in the second amended complaint pertain to services of the Company billed by ESBI. ESBI has sought indemnification from the Company pursuant to the terms of the billing agreement. Accordingly, the Company has notified its insurance carrier of the potential claims. Management believes that such claim is without merit and there is no basis, at this time, to believe that the claim will have a material adverse affect on the Company. See "Forward Looking Information May Prove Inaccurate."

                          FORWARD LOOKING INFORMATION
                              MAY PROVE INACCURATE

     This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of Management, as well as assumptions made by and information currently available to the Company. When used in this document, the word "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

EXHIBIT
NUMBER
-------
 3.1     Articles of Incorporation of the Registrant, as amended(1)
 3.2     By-Laws of the Registrant(2)
27.1*    Financial Data Schedule

---------------
 *  Filed herewith.

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(2) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1, dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.

     (b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the second quarter of the fiscal year ending November 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               QUINTEL ENTERTAINMENT, INC.

Date: July 14, 1997                                      By: /s/ JEFFREY L. SCHWARTZ
                                               -----------------------------------------------
                                                             Jeffrey L. Schwartz
                                                              Chairman and CEO

Date: July 14, 1997                                         By: /s/ DANIEL HARVEY
                                               -----------------------------------------------
                                                                Daniel Harvey
                                                         Principal Financial Officer
                                                          (Chief Financial Officer)