Form 10-Q
period 1997-08-31
QUINTEL ENTERTAINMENT INC
filed 1997-10-15
CIK 1000297

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED AUGUST 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to

                         Commission file number 0-27046

                          QUINTEL ENTERTAINMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                  22-3322277
 (STATE OR OTHER JURISDICTION     (I.R.S. EMPLOYER
              OF                   IDENTIFICATION
INCORPORATION OR ORGANIZATION)          NO.)


     ONE BLUE HILL PLAZA
    PEARL RIVER, NEW YORK              10965
    (ADDRESS OF PRINCIPAL            (ZIP CODE)
      EXECUTIVE OFFICES)

      Registrant's telephone number, including area code:  (914) 620-1212

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK IS 18,649,347
                               (AS OF 10/10/97).

================================================================================

                          QUINTEL ENTERTAINMENT, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                         QUARTER ENDED AUGUST 31, 1997

                               ITEMS IN FORM 10-Q

                                                                                        PAGE
                                                                                        ----
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements........................................................     1
Item 2.   Management's Discussion and Analysis of Financial Condition                      6
          and Results of Operations...................................................
Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................  None

PART II   OTHER INFORMATION
Item 1.   Legal Proceedings...........................................................    11
Item 2.   Changes in Securities and Use of Proceeds...................................    11
Item 3.   Defaults Upon Senior Securities.............................................  None
Item 4.   Submission of Matters to a Vote of Security Holders.........................    12
Item 5.   Other Information...........................................................  None
Item 6.   Exhibits and Reports on Form 8-K............................................    12

SIGNATURES

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    AUGUST 31,      NOVEMBER 30,
                                                                       1997             1996
                                                                   ------------     ------------
                                                                   (UNAUDITED)
                                             ASSETS
Current assets:
  Cash and cash equivalents......................................  $ 12,213,652     $ 14,140,987
  Marketable securities..........................................    32,119,615       14,595,724
  Accounts receivable, trade.....................................    27,724,579       18,030,083
  Deferred tax asset.............................................     9,208,891        6,961,940
  Due from related parties.......................................       378,701          644,168
  Prepaid expenses and other current assets......................     2,668,413        2,345,154
                                                                   ------------      -----------
          Total current assets...................................    84,313,851       56,718,056
Property and equipment, at cost, net of accumulated
  depreciation...................................................     1,030,308          344,407
Intangible assets, net...........................................    20,002,738       21,967,084
                                                                   ------------      -----------
                                                                   $105,346,897     $ 79,029,547
                                                                   ============      ===========
                                          LIABILITIES
Current liabilities:
  Accounts payable...............................................  $  3,754,795     $  2,565,383
  Accrued expenses...............................................     6,523,425        3,019,760
  Reserve for customer chargebacks...............................    31,541,166       20,080,903
  Due to related parties.........................................     1,111,081        1,478,515
  Income taxes payable...........................................     2,063,115        4,131,303
                                                                   ------------      -----------
          Total liabilities......................................    44,993,582       31,275,864
                                                                   ------------      -----------
Minority interest................................................        19,100           18,750

                                      STOCKHOLDERS' EQUITY

Preferred stock -- $.001 par value; 1,000,000 shares authorized;
  none issued and outstanding
Common stock -- $.001 par value; authorized 50,000,000 shares;
  issued and outstanding 18,644,558 and 18,452,368 shares,
  respectively...................................................        18,645           18,452
Additional paid-in capital.......................................    38,573,088       37,406,050
Retained earnings................................................    21,752,316       10,300,150
Unrealized (loss) gain on marketable securities..................        (9,834)          10,281
                                                                   ------------      -----------
          Total stockholders' equity.............................    60,334,215       47,734,933
                                                                   ------------      -----------
                                                                   $105,346,897     $ 79,029,547
                                                                   ============      ===========

          See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                               AUGUST 31,                       AUGUST 31,
                                       ---------------------------     ----------------------------
                                          1997            1996             1997            1996
                                       -----------     -----------     ------------     -----------
Net revenue..........................  $44,688,568     $17,493,179     $142,072,114     $47,277,435
Cost of sales........................   40,536,398      11,755,678      110,590,626      36,560,904
                                       -----------     -----------      -----------     -----------
     Gross profit....................    4,152,170       5,737,501       31,481,488      10,716,531
Selling, general and administrative
  expenses...........................    4,336,142       1,797,326       13,639,093       5,059,199
                                       -----------     -----------      -----------     -----------
                                          (183,972)      3,940,175       17,842,395       5,657,332
Interest expense.....................      (19,440)       (207,250)         (57,133)       (438,112)
Interest income......................      510,461          64,029        1,227,693         501,941
Equity in earnings of joint
  venture............................                    1,121,917                        4,271,013
                                       -----------     -----------      -----------     -----------
                                           307,049       4,918,871       19,012,955       9,992,174
Provision for income taxes...........      122,820       1,807,583        7,560,789       1,983,245
                                       -----------     -----------      -----------     -----------
     Net income......................  $   184,229     $ 3,111,288     $ 11,452,166     $ 8,008,929
                                       ===========     ===========      ===========     ===========
Net earnings per share...............  $      0.01     $      0.20     $       0.61     $      0.52
                                       ===========     ===========      ===========     ===========
Weighted average shares
  outstanding........................   18,966,243      15,408,744       18,817,821      15,408,744
                                       ===========     ===========      ===========     ===========

          See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                   ----------------------------
                                                                    AUGUST 31,      AUGUST 31,
                                                                       1997            1996
                                                                   ------------     -----------
Cash flows from operating activities:
  Net income.....................................................  $ 11,452,166     $ 8,008,929
  Items not affecting cash:
     Depreciation and amortization...............................     2,014,704          36,499
     Reserve for customer chargebacks............................    11,460,263       4,975,078
     Deferred income taxes.......................................    (2,233,539)     (5,192,455)
     Equity in net earnings of joint venture, net of dividends
       received..................................................                       160,987
     Amortization of bond discount...............................      (896,002)
  Changes in assets and liabilities:
     Accounts receivable.........................................    (9,694,496)        905,573
     Prepaid expenses and other current assets...................      (323,259)     (3,658,593)
     Accounts payable............................................     1,189,412       1,649,090
     Income tax payable..........................................    (2,068,188)      2,568,530
     Due to related parties......................................      (367,434)      2,949,960
     Other, principally accrued expenses.........................     3,769,482         (28,716)
                                                                    -----------     -----------
          Net cash provided by operating activities..............    14,303,109      12,374,882
                                                                    -----------     -----------
Cash flows from investing activities:
  Purchases of securities........................................   (48,661,416)
  Proceeds from sales of securities..............................    32,000,000
  Investment in joint venture....................................                       (18,750)
  Other, principally capital expenditures........................      (736,259)       (222,497)
                                                                    -----------     -----------
          Net cash used in investing activities..................   (17,397,675)       (241,247)
                                                                    -----------     -----------
Cash flows from financing activities:
  Proceeds from collection of common stock subscription..........                        20,000
  Proceeds from issuance of common stock, net....................                    13,402,075
  Proceeds from exercise of stock options........................     1,167,231         107,840
  Distributions to shareholders..................................                    (3,000,000)
  Principal payments on notes payable to shareholders............                    (3,855,694)
  Loans payable, net.............................................                    (2,643,522)
                                                                    -----------     -----------
          Net cash provided by financing activities..............     1,167,231       4,030,699
                                                                    -----------     -----------
Net (decrease) increase in cash and cash equivalents.............    (1,927,335)     16,164,334
Cash and cash equivalents, beginning of period...................    14,140,987       3,570,468
                                                                    -----------     -----------
Cash and cash equivalents, end of period.........................  $ 12,213,652     $19,734,802
                                                                    ===========     ===========
Non-cash financing activities:
  Notes payable to shareholders of undistributed S corporation
     earnings....................................................                   $ 3,895,650
  Contribution of capital from S corporation.....................                       575,000

          See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

     The consolidated financial statements for the three and nine month periods ended August 31, 1997 and August 31, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, and Quarterly Report on Form 10-Q for the quarters ended May 31, 1997 and February 28, 1997. The results of operations for the three and nine months ended August 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending November 30, 1997.

2.  EARNINGS PER SHARE

     Net earnings per share have been computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the period, computed in accordance with the treasury stock method.

3.  ADVERTISING EXPENSES

     The Company expenses all advertising costs, which consist primarily of print, media, production, telemarketing and direct mail related charges, when the related advertising occurs. Total advertising expense incurred for the three months ended August 31, 1997 and August 31, 1996 were approximately $17,214,000 and $6,386,005, respectively, and for the nine months ended August 31, 1997 and August 31, 1996 were approximately $49,508,682 and $18,884,830, respectively. Included in prepaid expenses and other current assets is approximately $475,697 and $1,069,700 relating to prepaid advertising at August 31, 1997 and November 30, 1996, respectively.

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

     The following is condensed financial data for New Lauderdale:

                                                             3 MONTHS        9 MONTHS
                                                               ENDED           ENDED
                                                            AUGUST 31,      AUGUST 31,
                                                               1996            1996
                                                            -----------     -----------
                                                            (UNAUDITED)     (UNAUDITED)
        Net revenues......................................  $18,052,989     $59,957,137
        Gross profit......................................    2,154,588      10,833,163
        Net income........................................    2,239,564       8,537,756

5.  NEWLY ISSUED ACCOUNTING STANDARDS

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123, which becomes effective in fiscal 1997, allows companies to measure compensation cost in connection with employee stock compensation plans using a fair value based method or to continue to use an intrinsic value based

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES method, which generally does not result in compensation cost. The Company has adopted the disclosure only provisions of the statement.

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

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 becomes effective in fiscal 1999. Management has not yet evaluated the effects of this change on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds and reports revenues. SFAS 131 becomes effective in fiscal 1999. Management has not yet evaluated the effect of this change on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the three and nine month periods ended August 31, 1997 and August 31, 1996. It should be read in conjunction with the interim condensed consolidated financial statements of the Company, the notes thereto and other information included elsewhere in this report.

RESULTS OF OPERATIONS

  Three Months Ended August 31, 1997 and August 31, 1996

     Net revenue for the three months ended August 31, 1997 was $44,688,568 a net increase of $27,195,389 or 156%, as compared to $17,493,179 for the three months ended August 31, 1996. Approximately $30,667,000, or 113% of such increase was attributable to the Company's acquisition of New Lauderdale, L.C. ("New Lauderdale") in September 1996 (the "Acquisition"). The Company's strategic corporate partnership with AT&T Communications, Inc. ("AT&T") accounted for approximately $7,850,000, or 29% of such net increase. The Company markets AT&T's long distance products under the terms of the strategic corporate partnership. See "-- Strategic Corporate Partnership". Net revenues from the Company's enhanced voice mail networks and continuity club products (collectively, the "VM products") comprised approximately $2,947,000, or 11% of such net increase. See "-- Psychic Club Calling Plan Conversion". These increases were partially offset by decreases to net revenues earned by one of the Company's subsidiaries from its "900" number entertainment services, resulting from the Company shifting the billing and collection services for the subsidiary's "900" number telephone calls to New Lauderdale's service contract. The reduction attributable to such shift in the subsidiary's "900" net revenue approximated $14,624,000. Such consolidation of service contracts allowed the Company to reduce processing and administration costs associated with its "900" number business. During the three months ended August 31, 1997 the Company completed the transition of changing all "900" number entertainment lines from $3.99 per minute to $4.99 per minute. For the three months ended August 31, 1997 the Company recorded approximately 11.2 million billable "900" minutes, at the $4.99 price point, as compared to approximately 12.2 million billable minutes, of which the majority was billed at the $3.99 price point, during the three months ended May 31, 1997. For the three months ended August 31, 1997, "900" entertainment services, VM products, AT&T strategic corporate partnership and other products approximated 64%, 17%, 18% and 1% of net revenues, respectively. For the three months ended August 31, 1996, "900" number entertainment services and VM products approximated 80% and 20% of net revenues, respectively. The provisions for chargebacks for the three months ended August 31, 1997 were $35,645,000, an increase of $26,100,000, or 273%, as compared to $9,553,000 for the three months ended August 31, 1996. The increase is primarily attributable to increased chargebacks on the Company's "900" number entertainment services and, to a lesser extent, increased chargebacks on the Company's "Psychic Club Calling Plan" which commenced billing during the three months ended February 28, 1997. The provisions for chargebacks as a percentage of gross revenues increased from approximately 35% for the three months ended August 31, 1996 to approximately 44% for the three months ended August 31, 1997. This increase was partially offset by the inclusion of AT&T strategic corporate partnership revenues in the three months ended August 31, 1997, which are not encumbered by chargebacks. See "Increased Chargebacks".

     Cost of sales for the three months ended August 31, 1997 was $40,536,398, an increase of $28,780,720, or 245%, as compared to $11,755,678 for the three months ended August 31, 1996. The increase in the cost of sales is directly attributable to the consolidation of New Lauderdale's operations subsequent to the Acquisition, increases in service bureau fees, marketing costs associated with the AT&T strategic corporate partnership and increases in advertising costs associated with the Company's "900" number entertainment services. Cost of sales as a percentage of gross revenues increased to approximately 51% for the three months ended August 31, 1997 from approximately 44% for the three months ended August 31, 1996. The increase in the relationship of cost of sales to gross revenue is principally due to decreased output for marketing expenditures, offset by the Company's ability to renegotiate certain contract terms with its primary "900" number service provider during fiscal 1997, pursuant to increased call volume as a result of the Acquisition.

     Selling, general and administrative expenses ("SG&A") for the three months ended August 31, 1997 were $4,336,142, an increase of $2,538,816, or 141%, as compared to $1,797,326 for the three months ended August 31, 1996. The increase in SG&A is principally attributable to the consolidation of New Lauderdale's operations, subsequent to the Acquisition, the related amortization of goodwill, $626,000, and increases in personnel costs of approximately $934,000 associated with the Company's growth. SG&A as a percentage of the Company's gross revenue decreased from 6.6% during the three months ended August 31, 1996 to 5.4% for the three months ended August 31, 1997.

     Interest expense for the three months ended August 31, 1997 was $19,440, a decrease of $187,810, or 91% as compared to $207,250 for the three months ended August 31, 1996. This decrease is primarily a result of the Company discontinuing the financing of its accounts receivable during the third quarter of fiscal 1996. Accounts receivable financing arrangements remain available, but are currently not in use. See "Liquidity and Capital Resources".

     For the three months ended August 31,1997, interest income was $510,461, an increase of $446,432, or 697%, as compared to $64,029 for the three months ended August 31, 1996. The increase is primarily attributable to interest earned on the Company's marketable securities, consisting primarily of direct U.S. government obligations.

     For the three months ended August 31, 1996, the Company recognized equity in earnings of joint venture of $1,121,917. $1,400,000 from current and prior quarter equity in earnings of joint ventures was distributed to the Company during the quarter ended August 31, 1997. This reflected the Company's 50% interest in the net income of New Lauderdale's operations for the three months ended August 31, 1996. On September 10, 1996 the Company acquired the remaining 50% interest in New Lauderdale. After the Acquisition, the Company commenced treating New Lauderdale as a subsidiary and including its results of operations on a consolidated basis in the Company's consolidated financial statements.

     The Company's effective tax rate was 40% for the three months ended August 31, 1997. The Company's effective rate is higher than the federal statutory rate due to the addition of state income taxes and certain deductions taken for financial reporting purposes that are not deductible for federal income tax purposes. The Company's effective tax rate for the three months ended August 31, 1996 included the effects of certain adjustments resulting from the Company's termination of its S corporation status.

     Net income decreased to $184,229 for the three months ended August 31, 1997 from $3,111,288 for the three months ended August 31, 1996, a decrease of 94%. This decrease was primarily attributable to increased chargebacks on the Company's "900" number entertainment services and, to a lesser extent, increased chargebacks on the Company's "Psychic Club Calling Plan" which commenced billing during the three months ended February 28, 1997. See "Increased Chargebacks". To a lesser extent, net income also decreased due to increases in amortization and salaries as a result of the Acquisition.

  Nine Months Ended August 31, 1997 and August 31, 1996

     Net revenue for the nine months ended August 31, 1997 was $142,072,114, a net increase of $94,794,679, or 201%, as compared to $47,277,435 for the nine months ended August 31, 1996. Approximately $79,562,036, or 84% of such increase was attributable to the Acquisition. The Company's strategic corporate partnership with AT&T accounted for approximately $23,000,000, or 24% of such net increase. See "-- Strategic Corporate Partnership". Net revenues from the Company's VM products comprised approximately $6,519,000, or 7% of such net increase. See "-- Psychic Club Calling Plan Conversion". Net revenue from the Company's other products and services contributed approximately $1,582,000, or 2% of such increase. These increases were partially offset by decreases to net revenues earned by one of the Company's subsidiaries from its "900" number entertainment services, resulting from the Company shifting the billing and collection services for the subsidiary's "900" number telephone calls to New Lauderdale's service contract. The reduction attributable to such shift in the subsidiary's "900" net revenue approximated $15,885,000. Such consolidation of service contracts allowed the Company to reduce processing and administration costs associated with its "900" number business. For the nine months ended August 31, 1997, "900" entertainment services, VM products, AT&T strategic corporate partnership and other products approximated 67%, 15%,

16% and 2% of net revenues, respectively. For the nine months ended August 31, 1996, "900" number entertainment services and VM products approximated 74% and 26% of net revenues, respectively. The provisions for chargebacks for the nine months ended August 31, 1997 were $71,296,044, an increase of $41,773,000, or 137%, as compared to $29,522,790 for the nine months ended August 31, 1996. The increase is attributable to increased chargebacks on the Company's "900" number entertainment services and, to a lesser extent, increased chargebacks on the Company's "Psychic Club Calling Plan", which commenced billing during the first quarter of fiscal 1997. See "-- Increased Chargebacks". The provisions for chargebacks as a percentage of gross revenue decreased from 39% for the nine months ended August 31, 1996 to approximately 33% for the nine months ended August 31, 1997. This decrease is partially attributable to the inclusion of AT&T strategic corporate partnership revenues in the nine months ended August 31, 1997, which are not encumbered by chargebacks, and reductions in VM product chargeback provisions in the current year as compared to the prior year's comparable period.

     Cost of sales for the nine months ended August 31, 1997 was $110,590,626 an increase of $74,029,722, or 202%, as compared to $36,560,904 for the nine months ended August 31, 1996. The increase in the cost of sales is directly attributable to the consolidation of New Lauderdale's operations subsequent to the Acquisition, increases in service bureau fees, marketing costs associated with the AT&T strategic corporate partnership and increases in advertising costs associated with the Company's "900" number entertainment services. Cost of sales as a percentage of gross revenues increased to approximately 52% for the nine months ended August 31, 1997 from approximately 47% for the nine months ended August 31, 1996. The increase in the relationship of cost of sales to gross revenue is principally due to decreased output from marketing expenditures, offset by the Company's ability to renegotiate certain contract terms with its primary "900" number service provider, pursuant to increased call volume as a result of the Acquisition.

     Selling, general and administrative expenses ("SG&A") for the nine months ended August 31, 1997 were $13,639,093 an increase of $8,579,894 or 170%, as compared to $5,059,199 for the nine months ended August 31, 1996. The increase in SG&A is principally attributable to the consolidation of New Lauderdale's operations, subsequent to the Acquisition, the related amortization of goodwill and increases in personnel costs associated with the Company's growth. SG&A as a percentage of the Company's gross revenue decreased from 6.5% during the nine months ended August 31, 1996 to 6.3% for the nine months ended August 31, 1997. Included in SG&A for the nine months ended August 31, 1997 is approximately $1,960,000 of goodwill amortization relating to the Acquisition and increases in salaries of approximately $3,260,000 as a result of the growth of the Company's operations. Had the Company not incurred this goodwill amortization in the nine months ended August 31, 1997, SG&A expense as a percentage of gross revenue would have decreased to 5.5% as compared to 6.5% for the comparable period in 1996.

     Interest expense for the nine months ended August 31, 1997 was $57,133, a decrease of $380,979 as compared to $438,112 for the nine months ended August 31, 1996. This decrease is due to the elimination of interest expense of approximately $129,000, relating to the final S corporation distributions made during the nine months ended August 31, 1996 and the elimination of interest expense as a result of the Company discontinuing the financing of its accounts receivable during the third quarter of fiscal 1996. Accounts receivable financing arrangements remain available, but are currently not in use. See
"-- Liquidity and Capital Resources".

     For the nine months ended August 31, 1997, interest and other income were $1,227,693, an increase of $725,752 or 145%, as compared to $501,941 for the nine months ended August 31, 1996. The increase is attributable to interest earned on the Company's marketable securities, consisting primarily of direct U.S. government obligations, offset by an elimination of management fee income paid by New Lauderdale to the Company prior to the Acquisition.

     For the nine months ended August 31, 1996, the Company recognized equity in earnings of joint venture of $4,271,013. $4,432,000 from current and prior quarter equity in earnings of joint venture was distributed to the Company during the quarter ended August 31, 1997. This reflected the Company's 50% interest in the net income of New Lauderdale's operations for the nine months ended August 31, 1996. On September 10, 1996 the Company acquired the remaining 50% interest in New Lauderdale. After the Acquisition, the Company commenced treating New Lauderdale as a subsidiary and including its results of operations on a consolidated basis in the Company's consolidated financial statements.

     The Company's effective tax rate was 40% for the nine months ended August 31, 1997 as compared with 20% for the nine months ended August 31, 1996. The first nine months of fiscal 1996 included a tax benefit of approximately $1,782,000 relating to the Company's conversion to the accrual basis of accounting in connection with the termination of its S corporation status.

     The nine months ended August 31, 1996 would have reflected a 38% effective rate had the aforementioned tax benefit not been recognized. The Company's effective rate is higher than the federal statutory rate due to the addition of state income taxes and certain deductions taken for financial reporting purposes that are not deductible for federal income tax purposes. The primary factor contributing to the increase in the effective rate during the nine months ended August 31, 1997 as compared with the prior comparable period is nondeductible amortization relating to the Acquisition.

     Net income increased to $11,452,166 for the nine months ended August 31, 1997 from $8,008,929 for the nine months ended August 31, 1996, an increase of 43%. This increase was primarily due to an increase in income from operations, partially offset by increases in amortization, salaries and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At August 31, 1997, the Company had working capital of $39,320,269, an increase of $13,870,077, or 55%, as compared to $25,442,192 at November 30, 1996. The Company continues to generate strong cash flows from operations, as indicated by a $15,596,556 increase in marketable securities and cash balances during the nine months ended August 31, 1997. Historically the Company has financed its working capital requirements principally through cash flow from operations and receivables financing. Although not currently dependent on cash flow from receivables financing, credit lines for this purpose are being maintained and the Company may avail itself of such financing in the future. "See Forward Looking Information May Prove Inaccurate".

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

     During the nine months ended August 31, 1996, the Company formed several new wholly owned subsidiaries and entered into two new joint venture agreements. The joint venture agreements require the Company to provide loans to the venture in initial amounts of $250,000. Each agreement provides for additional loans at the Company's discretion. Such loans would bear interest at the rate of 7% per annum and be repaid in installments as a percentage of the venture's retained earnings or net available cash as specified in each agreement. The Company expects to be able to fund such loans, as required, from its operating cash flow over the next twelve months and that such loans, as extended, would not have a significant effect on the working capital position of the Company. To date, the new subsidiaries' and joint ventures' losses from operations have had an immaterial impact on the Company's net income and cash flows. The Company does not anticipate these new subsidiaries to materially alter the working capital or cash requirements of the Company during the next twelve months. See "Forward Looking Information May Prove Inaccurate".

STRATEGIC CORPORATE PARTNERSHIPS

     During the three months ended August 31, 1997 AT&T modified its contact and customer acquisition strategies. These modifications by AT&T severely limited the customer base to which the Company could market AT&T's long distance products. These modifications included changes in the policy regarding criteria for selecting prospects based on long distance spending patterns, whereby the spending price point criteria for eligible prospects was raised by AT&T. Additionally, AT&T limited the Company's marketing efforts by withdrawing from the Company's programs potential prospects who had recently been contacted by AT&T. These policy adjustments, which commenced in late July 1997, were responsible for the decrease in AT&T strategic corporate partnership revenues during the three months ended August 31, 1997. The Company's strategic corporate partnership revenues for the three months ended August 31, 1997 were $7,849,599, a decrease of $1,721,500, or 18% as compared to $9,571,099 for the three months ended May 31, 1997. The Company expects that revenues from the AT&T strategic partnership will decrease for the balance of the contract term. It is anticipated that the fourth quarter of fiscal 1997, ending November 30, will reflect substantially decreased revenues and net income resulting from the AT&T strategic partnership marketing programs.

PSYCHIC CLUB CALLING PLAN CONVERSION

     During the quarter ended August 31, 1997 the Company encountered billing difficulties at the regional telephone carrier level. These billing difficulties were related to the "Psychic Club Calling Plan -- $9.95" which represented approximately 27% of total VM product sales during the nine months ended August 31, 1997. In response to the regional carriers' billing restrictions, the Company repositioned the "Psychic Club Calling Plan -- $9.95" program to a calling plan product that offers the same calling benefits, but modified it to an annual plan with a one-time annual charge for the basic services offered by the program, instead of a monthly bill for such services. The Company believes that new enrollments of the Psychic Club Calling Plan -- $39.95 will mitigate the effect of the lost revenues and cash flows from the Psychic Club Calling Plan -- $9.95 lost billing opportunities.

INCREASED CHARGEBACKS

     During the immediately preceding fiscal quarters, the Company received data from one of its "900" entertainment service providers indicating significant decreases in the amount of chargebacks received by the Company during such fiscal quarters, as compared to the prior comparable periods. Based upon such information provided by the service provider, the Company adjusted the amount of its "900" entertainment related chargeback reserves. During the fiscal quarter ended August 31, 1997, the Company received further information from such service provider indicating a significant increase in the rate of reported "900" entertainment service chargebacks for the current and prior quarters. The reserves established at May 31, 1997 were insufficient to absorb the increase, and as a result, the Company increased its reserves at August 31, 1997 to provide for the prior quarters insufficiency and to establish adequate reserves for the "900" entertainment revenues recorded during the third quarter ended August 31, 1997.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     All of the Company's entertainment services and advertisements are reviewed by the Company's regulatory counsel, and management believes that the Company is in substantial compliance with all material federal and state laws and regulations governing its provision of "800" and "900" number entertainment services, all of its billing and collection practices and the advertising of its services and has obtained or is in the process of obtaining all licenses and permits necessary to engage in telemarketing activities. Although the Company from time to time receives requests for information from, or is forwarded consumer complaints by, regulatory authorities, the Company has not been subject to any enforcement actions by any regulatory authority. Nevertheless, civil investigative demands have been received from the Attorneys' General of the States of Idaho, Missouri, New York and Texas, as well as from the Tennessee Public Service Commission, seeking certain information relating to the Company. In addition, during the fourth quarter of the fiscal year ended November 30, 1996, a proposed assurance of discontinuance was received by the Oregon Department of Justice. In November 1996, the Company requested Oregon to clarify its position before the Company could determine what, if any, future modifications to the Company's practices would be necessary. Oregon has since notified the Company that it will not be instituting an enforcement action against the Company. Lastly, certain information relating to the Company's programs also has been subpoenaed from West Outbound by the Attorneys' General of the States of Texas and Illinois and from ESBI by the Attorney General of the State of Texas. The Company believes that the information has been sought as part of pending investigations in connection with certain of the Company's marketing activities. The Company is in discussions with Texas concerning revisions to the Company's billing and marketing practices. During the summer of 1996, the Attorney General of the State of New York commenced an investigation of the Company's pay-per-call consumer billing practices by issuing subpoenas for documents, which the Company provided. On or about October 23, 1996, the Company submitted to the New York Attorney General's office a letter, setting forth its position with respect to the investigation. To date, the Company has not received a response to its letter and there has been no further activity with respect to the investigation. No assurance can be given, however, that such investigation is not pending or, if pending, that management will be able to amicably resolve the outstanding issues with New York State. In the event the investigation proceeds and the Company is unable to resolve the issues in dispute, further proceedings may ensue which, if the Company is unsuccessful, may have a materially adverse effect on the Company's future operations in New York State. Management further believes that while the other remaining investigations will not result in enforcement actions or claims which would have a material adverse effect on the Company, there can be no assurance that this will be the case. Amendments to or interpretations and enforcement of existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into new jurisdictions and "900" number services could require the Company to continually alter methods of operations, modify the content or use of its services or the manner in which it markets it services, which could result in material interruptions in its operations. Failure to comply with applicable laws and regulations could subject the Company to civil remedies, including substantial fines, penalties and injunctions, as well as possible criminal sanctions, which could have a material adverse effect on the Company. See "Forward Looking Information May Prove to be Inaccurate."

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company commenced an initial public offering of its securities on December 5, 1997 (the "Effective Date"), whereby it received net proceeds of approximately $13,402,000 (the "Proceeds"). Since the Effective Date, the Company has spent the following approximate amounts of the Proceeds towards the purposes indicated:

        Advertising, Marketing and Promotion............................  $10,050,000
        Working Capital.................................................    2,124,000
        Temporary Investments in Treasury Bills and Money Market
          Funds.........................................................      752,153
        Production of Commercials and Infomercials......................      500,000
        In-House Telemarketing and Customer Service Expansion...........      171,214
        On-Line Memberships.............................................       76,633

     The expenditure by the Company of the Proceeds since the Effective Date for any other items not listed above has not changed since the Company's last filed periodic report (including Form SR) and, pursuant to the Securities Act of 1933, as amended, and the rules and regulations promulgated thereby, the listing of such expenditures is omitted from this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     A Proxy Statement was mailed on or about July 21, 1997 to shareholders of record of the Company as of July 14, 1997 in connection with the Company's 1997 Annual Meeting of Shareholders (the "Meeting"), which was held on August 25, 1997 at the Park Ridge Marriott Hotel, 300 Brae Boulevard, Park Ridge, New Jersey. At the Meeting, the shareholders voted on three matters and all of such matters were approved.

     The first matter was the re-election of the members of the Board of Directors. The ten directors elected and the tabulation of the votes (both in person and by proxy) were as follows:

                   NOMINEES FOR DIRECTORS                      FOR        AGAINST     WITHHELD
    -----------------------------------------------------  -----------    -------     --------
    Jeffrey Schwartz.....................................   15,623,607     15,602         0
    Jay Greenwald........................................   15,623,607     15,602         0
    Claudia Newman Hirsch................................   15,623,607     15,602         0
    Andrew Stollman......................................   15,623,607     15,602         0
    Michael Miller.......................................   15,623,607     15,602         0
    Murray Skala.........................................   15,623,607     15,602         0
    Mark Gutterman.......................................   15,623,607     15,602         0
    Edwin Levy...........................................   15,623,607     15,602         0
    Vincent Tese.........................................   15,623,607     15,602         0
    Steven L. Feder......................................   15,623,607     15,602         0

     There were zero (0) broker held non-voted shares represented at the Meeting with respect to this matter.

     The second matter upon which the shareholders voted was the proposal to ratify the appointment by the Board of Directors of Coopers & Lybrand LLP as independent certified public accountants for the Company for 1997. The tabulation of the votes (both in person and by proxy) was as follows:

    FOR        AGAINST     ABSTENTIONS
-----------    -------     -----------
15,615,409     3,700        20,100

     There were zero (0) broker held non-voted shares represented at the Meeting with respect to this matter.

     The third matter upon which the shareholders voted was the proposal to adopt the Company's Amended and Restated 1996 Stock Option Plan. The tabulation of the votes (both in person and by proxy) was as follows:

    FOR         AGAINST      ABSTENTIONS
-----------    ---------     -----------
14,274,425     1,288,629      19,040

     There were 57,115 broker held non-voted shares represented at the Meeting with respect to this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

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

(b) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the third quarter of the fiscal year ending November 30, 1997.

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

                                               QUINTEL ENTERTAINMENT, INC.

Date: October 15, 1997                         /s/ JEFFREY L. SCHWARTZ
                                               -----------------------------------------------
                                               Jeffrey L. Schwartz
                                               Chairman and CEO

Date: October 15, 1997                         /s/ DANIEL HARVEY
                                               -----------------------------------------------
                                               Daniel Harvey
                                               Principal Financial Officer
                                               (Chief Financial Officer)