Form 10-K
period 1997-11-30
QUINTEL ENTERTAINMENT INC
filed 1998-03-02
CIK 1000297

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

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-27046

                          QUINTEL ENTERTAINMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     22-3322277
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

             ONE BLUE HILL PLAZA                                  10965
            PEARL RIVER, NEW YORK                               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (914) 620-1212

                                                                      EXCHANGE ON WHICH
                                           TITLE OF CLASS                 REGISTERED
                                   -------------------------------  ----------------------
SECURITIES REGISTERED PURSUANT              COMMON STOCK            NASDAQ NATIONAL MARKET
TO SECTION 12(b) OF THE ACT:               $.001 PAR VALUE
SECURITIES REGISTERED PURSUANT              COMMON STOCK
TO SECTION 12(g) OF THE ACT:               $.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]       No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                            ------------------------

     The number of shares outstanding of the Registrant's common stock is 18,649,347 (as of 2/17/98). The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $52,775,736 (as of 2/17/98, based upon a closing price of the Company's Common Stock on the NASDAQ National Market on such date of $6.8125).

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

================================================================================

                          QUINTEL ENTERTAINMENT, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-K
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997

                               ITEMS IN FORM 10-K

                                                                            PAGE
                                                                            ----
Facing page
PART I
  Item 1.     Business....................................................    1
  Item 2.     Properties..................................................    9
  Item 3.     Legal Proceedings...........................................    9
  Item 4      Submission of Matters to Vote of Security Holders...........  N/A
PART II
  Item 5.     Market for the Registrant's Common Equity and Related
              Stockholder Matters.........................................    9
  Item 6.     Selected Financial Data.....................................   10
  Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   10
  Item 7A.    Quantitative and Qualitative Disclosures About Market
              Risk........................................................  N/A
  Item 8.     Financial Statements and Supplementary Data.................   17
  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  N/A
PART III
  Item 10.    Directors and Executive Officers of the Registrant..........   17
  Item 11.    Executive Compensation......................................   20
  Item 12.    Security Ownership of Certain Beneficial Owners and
              Management..................................................   22
  Item 13.    Certain Relationships and Related Transactions..............   23
PART IV
  Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................   24

Signatures................................................................   27

                                    PART I.

ITEM 1.  BUSINESS

INTRODUCTION

     Quintel Entertainment, Inc. (the "Company") is engaged in providing various products and services, primarily through the use of direct marketing techniques, and in providing services to strategic corporate partners. Throughout the fiscal year ended November 30, 1997, the Company's operations consisted primarily of telephone entertainment services which provide live conversation and pre-recorded horoscopes, tarot card readings and live psychic consultations. In addition, the Company offered marketing services through a strategic corporate partnership with AT&T Communications, Inc. ("AT&T"), whereby the Company marketed AT&T's residential long distance products. The Company also separately offered memberships in theme-related club 900 products ("Club 900 products") and voice mail services ("VM services"). The Company's Club 900 product memberships offer certain club entertainment services, with membership periods ranging from 30 days to one year, at a flat pre-paid rate. At the end of such periods, a subscriber's membership in a club lapses (see "-- Club 900 product"). In addition to the foregoing, the Company is also test marketing diversified new programs, including cellular phone products, the issuance of secured and unsecured credit cards, enhanced call-conferencing and paging systems and financial fulfillment services. Such programs were not significant in the fiscal year ended November 30, 1997.

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

TELEPHONE ENTERTAINMENT SERVICES

     The Company's telephone entertainment services are accessed by dialing "900" telephone numbers that are billed at either premium per-minute rates (pay-per-call) or on a periodic basis through club memberships (Club 900 product). Entertainment services consist primarily of live psychic consultations designed to capitalize on the current popularity of "new age" themes. "New age" refers to astrological and psychic phenomena which can be explained through the use of horoscopes, tarot card and psychic readings and prognostications. The Company currently markets numerous "900" number entertainment services, each offering programs with distinct features. For the years ended November 30, 1997 and 1996, the Company's pay-per-call "900" telephone entertainment services accounted for approximately 67% and 82%, respectively, of the Company's net revenues. During the fiscal year ended November 30, 1997, the Company commenced the marketing and billing for its club memberships, with such club memberships accounting for 6% of the Company's net revenues.

     Pay-Per-Call

     The Company's live psychic entertainment services permit callers to engage in live one-on-one conversations with psychic operators and to receive personalized information responsive to the caller's requests. The Company's live tarot card entertainment services permit callers to receive a live tarot card reading. The Company's live conversation "900" entertainment services are currently billed at the rate of $4.99 per minute; provided, however, that the first two to five minutes of some calls to such live conversation lines are provided to the customer without charge. For the years ended November 30, 1997 and 1996, the

Company's live conversation "900" entertainment services accounted for approximately 67% and 76% of the Company's net revenues, respectively.

     The Company offers several pre-recorded entertainment services, including horoscopes, tarot card readings and numerology services. Some of such services contain interactive features which permit callers to access a variety of services by responding to pre-recorded messages, such as prompts for birthdates. The Company's pre-recorded "900" entertainment services are currently billed at $4.99 per minute; provided, however, that the first two to five minutes of some calls to such pre-recorded programs are provided to the customer without charge. For the year ended November 30, 1996, the Company's pre-recorded entertainment services accounted for approximately 6% of the Company's net revenues. For the year ended November 30, 1997, the Company's net revenues from pre-recorded entertainment services were insignificant.

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

     Psychic Readers Network, Inc. and its subsidiaries (collectively, "PRN") currently provide the Company with substantially all of its psychic operators. PRN monitors and supervises the quality of independent psychic operators provided to the Company. The Company pays PRN a per minute fee based on caller connection time. For the years ended November 30, 1997 and 1996, the Company paid aggregate fees of approximately $24,300,000 and $8,560,000, respectively, to PRN for such services. PRN is controlled by Messrs. Steven L. Feder, Thomas
H. Lindsey and Peter Stolz. Based upon information provided to the Company by such individuals, the Company believes that trusts for the benefit of such individuals own an aggregate of 2,898,481 shares of Common Stock of the Company, or 15.5% of the total shares outstanding. In addition, Mr. Feder is a director and employee of the Company. See "Certain Relationships and Related Transactions."

     Club 900 Product

     The Company offers a theme-related membership club ("Club 900 product"), whereby subscribers prepay a $39.95 fee for a 90 day membership term, in addition to a free 30 day trial period. Upon a member's enrollment, the Company provides such member with an assortment of new age theme related entertainment gifts, obtainable through certificate redemption, and 15 free minutes of live psychic readings per month during the course of their membership. PRN is contractually responsible for all costs incurred in connection with such live psychic readings. In the event a member exceeds his or her 15 free minutes in any given month, such member is billed at the rate of $4.99 per minute. PRN and the Company share equally in any net profits derived therefrom. The Company currently has approximately 73,000 members in the Club 900. The Company commenced the marketing and billing of the Club 900 product in January of 1997. This product accounted for 6% of the Company's fiscal 1997 net revenues. This product is independent of the voice mail services described below.

VOICE MAIL SERVICES

     The Company continually changes the nature and marketing of its voice mail and club related products in response to changing consumer tastes and telephone company billing practices. During the fiscal year ended November 30, 1996, the Company began offering basic voice mail services, billed at $9.95 per month. Such basic voice mail services include call answering and messaging accessed through toll free 800 phone numbers. As an inducement to enroll potential subscribers, the Company may offer certain of its new age entertainment services and products free of charge. During the second quarter of fiscal 1997, the Company increased the monthly rate for all new subscribers to $14.95. Currently, the Company has approximately 235,000 customers enrolled at $14.95 per month and approximately 100,000 remaining customers enrolled at $9.95 per month.

Additionally, the Company services approximately 36,500 subscribers that remain from a voice mail product that is no longer marketed. The Company discontinued marketing this product in the first quarter of fiscal 1996. This product was billed monthly at prices ranging from $9.95 to $19.95. For the fiscal years ended November 30, 1997 and 1996, voice mail services collectively accounted for approximately 12% and 17%, respectively, of the Company's net revenues.

ACQUISITION OF NEW LAUDERDALE

     In March 1995, the Company and PRN formed New Lauderdale L.C. ("New Lauderdale"), a Florida limited liability company, the successor to a joint venture established in December 1994, for the purpose of creating, developing and marketing theme-related membership clubs and related telephone entertainment services.

     Pursuant to the terms of an acquisition agreement entered into between the Company and PRN (the "Acquisition Agreement"), on September 10, 1996, the Company acquired PRN's interest in New Lauderdale (the "Acquisition"). A portion of the consideration paid by the Company therefor was 3,200,000 shares (the "PRN Shares") of the Company's Common Stock. The PRN Shares delivered at the closing of the Acquisition were issued to the shareholders of PRN, Steven L. Feder, Thomas Lindsey and Peter Stolz (the "PRN Principals"). Based upon information provided to the Company by such individuals, the Company believes that on December 24, 1997, all of the shares of Common Stock of the company owned by such individuals, including the PRN Shares, were transferred to trusts. The Company further believes that as of February 17, 1998, such trusts own, in the aggregate, 2,898,481 shares, or 15.5%, of the outstanding Common Stock of the Company. A registration statement including the PRN Shares was declared effective by the Securities and Exchange Commission (the "Commission") on December 19, 1996. The following is a summary of the relevant and material terms of the Acquisition:

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

     Employment Agreement. Upon the effective date of the Acquisition, the Company entered into an employment agreement with Mr. Feder. Pursuant to the terms of such employment agreement, Mr. Feder agreed to serve as the General Manager of the business operated by New Lauderdale until April 30, 2001. Mr. Feder agreed to devote at least 50% of his time to this employment and be responsible for performing those services provided by him to New Lauderdale prior to the consummation of the Acquisition. The Company obtained the rights to any venture, new business idea, product, technology, or item of intellectual property developed by Mr. Feder in the course of his employment with the Company, as well as a right of first refusal with respect to any new business venture developed by Mr. Feder with any third parties. See "Certain Relationships and Related Transactions."

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

     Other Issues Related to the Acquisition. Certain media, creative, computer and production operations and personnel, formerly provided by PRN and/or New Lauderdale, for the benefit of PRN, New Lauderdale and the Company, were transferred to the Company and are now performed exclusively by the Company for the benefit of such parties. During the fiscal year ended November 30, 1997, PRN paid approximately $830,000 to the Company for media services. In addition to payments for psychic operators as described above, PRN provides certain non-psychic services and facilities to the Company at an approximate rate of $24,000 per month.

ADVERTISING, MARKETING AND PROMOTION

  Strategy

     The Company intends to actively pursue a strategy of growth by expanding in both general consumer and corporate markets, primarily through the use of telemarketing, direct mail, infomercials and other television advertising and expanded servicing of corporate clientele and partners. Consistent with its aggressive growth strategy, the Company intends to produce additional infomercials and commercials, expand its telemarketing activities, increase its levels of syndicated television advertising, and expand its direct mail marketing programs, targeting existing and potential customers with all of its products and services. Strategic corporate partners will be offered the Company's direct marketing expertise, which includes the marketing of additional products and services to the Company's database of consumer customers. See "Forward Looking Information May Prove Inaccurate."

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

  Telemarketing

     The Company currently retains West TeleServices Corporation ("West") to perform inbound telemarketing activities. West provides telephone operators on an ongoing basis to respond to incoming telephone calls from recipients of mail promotions or viewers of the Company's infomercials and commercials who are interested in the advertised product or service. The Company believes that an integral part of inbound telemarketing is the opportunity to increase revenues by offering or introducing additional products and services.

     The Company currently engages West, Advanced Access, Inc., Optima Direct, Inc., Paradigm Direct, Inc., and APAC TeleServices, Inc. to perform the majority of the Company's outbound telemarketing activities. The Company continues outbound telemarketing on a regular basis to promote its products and services and fulfill marketing services to strategic corporate partners, including LCI International, Inc., a long distance service provider. These agencies provide telephone operators on an ongoing basis to place calls to prospective customers using consumer information and data obtained from the Company's inbound telemarketing activities, mailing lists, data base and customer lists obtained from its marketing activities.

  Direct Mail and Print Advertising

     The Company engages in direct mail and print advertising campaigns designed to promote entertainment services and voice mail services, consisting of notifications, promotions, periodicals and subscription kits.

  Other Marketing Activities

     During the fiscal year ended November 30, 1996 the Company entered into an agreement with AT&T, whereby it marketed AT&T's long distance products. The Company commenced significant marketing efforts under this agreement in the first quarter of fiscal 1997, and continued marketing for the entire fiscal year ended November 30, 1997. During the third quarter of fiscal 1997, AT&T modified its contact and customer acquisition strategies. These modifications severely limited the Company's ability to successfully market AT&T's long distance products to its customer database. As a result of the AT&T modifications, the Company significantly reduced its marketing efforts under this arrangement in the fourth quarter of fiscal 1997. The Company terminated its strategic corporate partnership with AT&T late in the first quarter of fiscal 1998. As a result, AT&T related revenues will be negligible in fiscal 1998.

     The Company concluded an agreement with the long distance carrier, LCI International Telecom Corp. ("LCI"), in the first quarter of fiscal 1998. The Company will provide marketing services to LCI, primarily through outbound telemarketing. These marketing services will be directed at the acquisition of residential long distance customers for LCI. In addition to commissions paid to the Company for its successful customer acquisitions on behalf of LCI, the agreement also calls for the Company to participate in LCI's net revenues earned from such acquired customer's residential long distance usage. Management believes that this new arrangement with LCI will replace a significant portion of the revenues previously earned under the AT&T strategic corporate partnership. "See Forward Looking Information May Prove Inaccurate".

     The Company produces and markets video cassettes, music CD's, hair care products, cellular telephones and service and other consumer products. While the Company continues to test new products and services, sales and related expenses of such products and services were not material in the fiscal year ended November 30, 1997 and may not account for a meaningful portion of the Company's net revenues in the future.

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

SERVICE BUREAUS

     The Company has engaged West, Billing Information Concepts Corporation ("BIC"), Federal Transtel, Inc. ("FTT") and VRS Billing Systems, a division of Integretel, Inc., to provide billing and collection services in connection with the Company's telephone entertainment products and services, "900" number services, VM services and Club 900 products. West and BIC also provide accounts receivable financing relating to products and services billed through these companies. Though the facilities are available, the Company is not currently financing any of its accounts receivable. In addition, West provides other services, including call processing, inbound and outbound telemarketing and production of prerecorded programs. The Company is dependent on these service bureaus to provide quality services on a timely basis on favorable terms. While the Company believes its service bureau needs could be transferred to alternate providers, if necessary, no contracts to cover such a contingency are currently in effect. Accordingly, failure by any existing bureaus to provide such services would result in material interruptions in the Company's operations.

COMPETITION

     The Company faces intense competition in the marketing of its telephone entertainment services and voice mail networks. The Company competes primarily on the basis of media placements on television and through direct mail solicitations for "new age" services and product themes. The Company's telephone entertainment services and voice mail networks compete for consumer recognition with services which have achieved significant national, regional and local consumer loyalty. Many of these entertainment services are marketed by companies which are well-established, have reputations for success in the development and marketing of services, have extensive experience in creating and producing infomercials and commercials featuring high profile celebrities and have significant financial, marketing, distribution, personnel and other resources. These financial and other capabilities permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets and introduce new services.

     Certain of these competitors, including Gold Coast Media, Main Street Media, Direct American Marketers, Vision TeleMedia and PRN (see "Acquisition of New Lauderdale"), are prominent in the psychic industry and have the financial resources to enable them to withstand substantial price competition, which is expected to increase. In addition, because the telephone entertainment services industry has no substantial barriers to entry, competition from smaller competitors in the Company's target markets and from direct response marketing companies not currently offering telephone entertainment services and services similar to the Company's voice mail network services are expected to continue to increase significantly. The Company expects that direct marketing companies that have developed or are developing new marketing strategies, as well as other companies that have the expertise to allow the development of direct marketing capabilities, may attempt to enter the telephone entertainment services industry or develop voice mail services similar to those provided by the Company, which would compete with the Company's services. The Company is also aware of other companies that have developed and introduced or are developing "900" number programs with a concept similar to the Company's voice mail networks, certain of which are psychic related. It is also possible for a small company to introduce a service or program with limited financial and other resources through the use of third-party agencies. Any such company having the potential for success may achieve rapid and significant growth as a result of the success of a single infomercial.

     The Company's new age products and services also compete with numerous other services and products which provide similar entertainment value, such as in-person psychic consultation and tarot card readings, newspapers, magazines, books and audio and video cassettes featuring "new age" themes, internet access and various other forms of entertainment which may be less expensive or provide other advantages to consumers.

INSURANCE

     The Company may be subject to substantial liability as a result of claims made by consumers arising out of services provided by the Company's servicing contractors and their employees. The Company is aware that claims have been made against other companies engaged in providing telephone entertainment services on the basis of advice or prognostications disseminated through such services. The Company maintains a general liability insurance policy that is subject to a per occurrence limit of $1,000,000, with a $2,000,000 aggregate limit and an umbrella policy covering an additional $10,000,000 of liability. In addition, the Company has errors and omissions insurance with a limit of $5,000,000. The Company also maintains Directors and Officers liability insurance policies providing aggregate coverage of $10,000,000 for legal costs and claims. Such insurance may not be sufficient to cover all potential future claims and additional insurance may not be available in the future at reasonable costs. The Company seeks to limit any potential liability by providing disclaimers in connection with its services by identifying its "900" services and the services provided pursuant to its VM services and Club 900 products as "entertainment."

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

     All of the Company's entertainment services and advertisements are reviewed by the Company's regulatory counsel, and management believes that the Company is in substantial compliance with all material federal and state laws and regulations governing its provision of "800" and "900" number entertainment services, all of its billing and collection practices and the advertising of its services and has obtained or is in the process of obtaining all licenses and permits necessary to engage in telemarketing activities. Although the Company from time to time receives requests for information from, or is forwarded consumer complaints by, regulatory authorities, the Company has not been subject to any enforcement actions by any regulatory authority. Nevertheless, during 1997, civil investigative demands were received from the Attorneys' General of the States of Illinois and Texas, as well as recent warnings of possible violations from the States of California, Connecticut and Wisconsin. The Company believes that the information has been sought as part of pending investigations in connection with certain of the Company's marketing activities. The Company is in discussions with Texas concerning revisions to the Company's billing and marketing practices. During the summer of 1996, the Attorney General of the State of New York commenced an investigation of the Company's pay-per-call consumer billing practices by issuing subpoenas for documents, which the Company provided. On or about October 23, 1996, the Company submitted to the New York Attorney General's office a letter, setting forth its position with respect to the investigation. To date, the Company has not received a response to its letter and there has been no further activity with respect to the investigation. Management believes that, while the investigations will not result in enforcement actions or claims which would have a material adverse effect on the Company, there can be no assurance that this will be the case. Amendments to or interpretations and enforcement of existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into new jurisdictions and "900" number services continually require the Company to alter methods of operations, modify the content or use of its services or the manner in which it markets it services, which could result in material interruptions in its operations. Failure to comply with applicable laws and regulations could subject the Company to civil remedies, including substantial fines, penalties and injunctions, as well as possible criminal sanctions, which could have a material adverse effect on the Company. See "Forward Looking Information May Prove to be Inaccurate."

EMPLOYEES

     The Company currently employs 98 full-time employees, including five executive officers, all of whom are located at the Company's principal executive offices in Pearl River, New York and Fort Lauderdale, Florida. The Company believes that its relations with its employees are satisfactory. None of the Company's employees are represented by a union.

ITEM 2.  PROPERTIES

     The Company leases approximately 15,000 square feet of space at One Blue Hill Plaza, Pearl River, New York, all of which is currently used for the Company's principal executive offices. The lease for such premises expires on July 31, 2006. The current monthly base rent is $21,875 per month which amount will be increased to $26,875 per month commencing on August 1, 2001, for the remainder of the term of the lease.

     The Company's wholly owned subsidiary, Calling Card Co., Inc., leases approximately 11,800 square feet of space at 2455 East Sunrise Boulevard, Fort Lauderdale, Florida, all of which is used for general office space. The lease for such space expires on June 30, 2004. The current monthly rent is $15,459.94, with such rent increasing by approximately three (3%) percent per year for the remainder of the term of the lease.

ITEM 3.  LEGAL PROCEEDINGS

     In April 1996, a complaint was filed as a class action in the Superior Court of California, County of Los Angeles, naming Enhanced Services Billing, Inc., the former name of BIC and John Does 1 to 100 as defendants. The plaintiff alleged that the defendants defrauded a class by billing for a service that was never ordered. The complaint seeks unspecified compensatory, statutory and punitive damages. Although the Company has not been served with process, based upon allegations in the complaint it appears that the complaint is directed, in whole or in part, against the Company. The plaintiff in such action has filed a motion seeking class certification. The Company's insurance carrier has agreed to provide a defense if the Company is joined as a party, although such insurance carrier has not yet stated how much coverage it will provide. The Company believes that such claim is without merit and there is no basis, at this time, to believe that the claim will have a material adverse affect on the Company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Market Information. Since December 1995, the Company's Common Stock has traded on the NASDAQ National Market System under the symbol "QTEL." The following table sets forth the high and low sales prices of the Common Stock as reported by NASDAQ for each full quarterly period since such date.

                                                            HIGH        LOW
                                                          --------    -------
Fiscal Year Ended November 30, 1997
  First Quarter.........................................  $13.00      $     6.75
  Second Quarter........................................   12.625           8.6875
  Third Quarter.........................................   17.00            9.50
  Fourth Quarter........................................   14.8125          5.50
Fiscal Year Ending November 30, 1996
  First Quarter.........................................  $11.50      $     4.375
  Second Quarter........................................   13.375           8.125
  Third Quarter.........................................   12.625           5.75
  Fourth Quarter........................................   10.125           5.875

     Security Holders. To the best knowledge of the Company, at February 17, 1998, there were 38 record holders of the Company's Common Stock. The Company believes there are numerous beneficial owners of the Company's Common Stock whose shares are held in "street name."

     Dividends. Except for S corporation distributions made to the Company's stockholders prior to December 5, 1995 (the effective date of the initial public offering of the Company's Common Stock), the Company has not paid, and has no current plans to pay, dividends on its Common Stock. The Company currently intends to retain all earnings for use in its business.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected historical financial data of the Company for each of the five fiscal years ending November 30, 1997. The year ended November 30, 1996 includes the results of operations of New Lauderdale, L.C. from its acquisition date of September 10, 1996. The financial data set forth should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company.

                                                        YEAR ENDED NOVEMBER 30,
                                  -------------------------------------------------------------------
                                      1997          1996          1995          1994          1993
                                  ------------   -----------   -----------   -----------   ----------
STATEMENT OF OPERATIONS DATA:
Net revenue.....................  $191,374,936   $86,666,768   $50,501,266   $22,771,465   $8,262,179
Costs of sales..................   149,821,363    64,661,256    36,732,610    17,521,985    5,778,706
Gross profit....................    41,553,573    22,005,512    13,768,656     5,249,480    2,483,473
Selling, general and
  administrative expenses.......    18,880,769    10,159,226     3,467,008     3,012,588    1,801,330
                                  ------------   -----------   -----------   -----------   ----------
Income from operations..........    22,267,804    11,846,286    10,301,648     2,236,892      682,143
Interest expense................       (80,763)     (473,289)     (334,318)     (759,211)    (117,460)
Other income, net...............     1,841,356       760,413       485,250
Equity in earnings of joint
  venture.......................                   4,939,653     2,860,304
                                  ------------   -----------   -----------   -----------   ----------
Income before provision for
  income tax and minority
  interest......................    24,433,397    17,073,063    13,312,884     1,477,681      564,683
Provision (benefit) for income
  taxes.........................    10,069,616     4,898,633       220,335        54,842      (76,690)
                                  ------------   -----------   -----------   -----------   ----------
Income before minority
  interest......................    14,363,781    12,174,430    13,092,549     1,422,839      641,373
Minority interest in net loss...                                                               73,528
                                  ------------   -----------   -----------   -----------   ----------
Net income......................  $ 14,363,781   $12,174,430   $13,092,549   $ 1,422,839   $  714,901
                                  ============   ===========   ===========   ===========   ==========
Income before pro forma tax
  provision and minority
  interest......................                               $13,312,884   $ 1,477,681   $  564,683
Pro forma income tax
  provision.....................                                 5,633,116       835,144      257,761
                                                               -----------   -----------   ----------
Pro forma income before minority
  interest......................                                 7,679,768       642,537      306,922
Minority interest in net loss...                                                               73,528
                                                               -----------   -----------   ----------
Pro forma net income............                               $ 7,679,768   $   642,537   $  380,450
                                                               ===========   ===========   ==========
Net income per share............  $        .76   $       .76
                                  ============   ===========
Pro forma net income per
  share.........................                               $       .64   $       .05   $      .08
                                                               ===========   ===========   ==========
Weighted average number of
  common and common equivalent
  shares outstanding............    18,915,339    16,124,743    12,000,000    12,000,000    5,008,219

BALANCE SHEET DATA:
Working capital.................  $ 43,674,688   $25,423,442   $ 3,217,627   $   494,738   $  788,429
Total assets....................   115,998,775    79,029,547    16,969,956     3,976,881    3,894,080
Total liabilities...............    52,292,478    31,294,614    10,938,881     3,432,355    3,105,651
Stockholders' equity............    63,706,297    47,734,933     6,031,075       544,526      788,429

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is engaged in providing various products and services, primarily through the use of direct marketing techniques, and in providing services to strategic corporate partners. Throughout the fiscal year ended November 30, 1997, the Company's operations consisted primarily of telephone entertainment services which provide live conversation psychic consultations. In addition, the Company offered marketing services through a strategic corporate partnership with AT&T Communications, Inc. ("AT&T"), whereby the

Company marketed AT&T's residential long distance products. The Company also separately offered memberships in theme-related club 900 products ("Club 900 products") and voice mail services ("VM Services"). The Company's Club 900 product memberships offer certain club entertainment services, with membership periods ranging from 30 days to one year, at a flat pre-paid rate. At the end of such periods, a subscriber's membership in a club lapses. The foregoing services are billed and collected through the use of service bureaus and local and long distance telephone companies and carriers. Historically, the services offered by the Company have evolved based on changing consumer tastes as well as the impact of telephone company billing practices and governmental regulations.

     Revenues are recorded at the time a customer initiates a billable transaction, except for customer fees for Club 900 products and VM services. New customer Club 900 products and VM service fees are recognized when the service is rendered. Recurring monthly VM service fees are recognized as customers automatically renew each month. All revenues are recognized net of an estimated provision for customer chargebacks, which include refunds and credits. The Company continually revises its reserve for chargebacks, on a monthly basis, in accordance with actual chargeback experiences. Chargebacks for new products and services, without a performance history, are reserved based on chargeback experience gained from similar products and services. These initial estimates for new product and service chargebacks are revised according to the products' and services' actual chargeback experiences. Since reserves are established prior to the periods in which the chargebacks are actually incurred, the Company's net revenues may be adjusted in later periods in the event that the Company's experienced chargebacks vary from amounts previously reserved. See
"-- Increased Chargebacks."

     During the year ended November 30, 1997, the Company commenced marketing the Club 900 product and continued its strategic corporate partnership with AT&T, whereby the Company marketed AT&T's residential long distance products.

     The Company also produced and marketed video cassettes, music CDs, hair care products, prepaid cellular telephones and related service, and other consumer products. While the Company continues to test these new products and services during fiscal 1997 and 1996, sales and related expenses of such products and services were insignificant for the fiscal year ended November 30, 1997 and 1996. Additionally, these products and services may not result in a meaningful portion of the Company's net revenues and income in the future. See "Forward Looking Information May Prove Inaccurate."

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of net revenue represented by certain items reflected in the Company's statement of income. The statements of income contained in the Company's financial statements and the following table include pro forma adjustments for income taxes.

                                                      YEAR ENDED NOVEMBER 30,
                                                      -----------------------
                                                      1997     1996     1995
                                                      -----    -----    -----
Net Revenue.........................................  100.0%   100.0%   100.0%
                                                      -----    -----    -----
Cost of Sales.......................................   78.3     74.6     72.7
                                                      -----    -----    -----
Gross Profits.......................................   21.7     25.4     27.3
Selling, general and administrative expenses........    9.9     11.7      6.6
  Interest expense..................................    0.0      0.5      0.7
  Other Income......................................    1.0      0.9      1.0
  Equity in earnings of joint revenue...............    0.0      5.7      5.7
Net Income..........................................    7.5     14.0       --
Pro forma net income................................     --       --     15.2

  Year Ended November 30, 1997 Compared to Year Ended November 30, 1996

     Net revenue for the year ended November 30, 1997 was $191,374,936, a net increase of $104,708,168 or 121%, as compared to $86,666,768 for the year ended November 30, 1996. Approximately $94,844,032, or 90.6% of such net increase was attributable to the Company's acquisition of New Lauderdale, L.C. ("New Lauderdale") in September 1996 (the "Acquisition"). The Company's strategic corporate partnership with AT&T accounted for approximately $26,325,549 or 25.1% of such net increase. During fiscal 1997, the company marketed AT&T's long distance products under the terms of the strategic corporate partnership. See "-- Strategic Corporate Partnership." Net revenues from the Company's enhanced voice mail networks comprised approximately $4,614,099, or 4.4% of such net increase. Net revenues from the Company's Club 900 product comprised approximately $11,305,734, or 10.8% of such net increase. These increases were partially offset by decreases to net revenues earned by one of the Company's subsidiaries from its "900" number entertainment services, resulting from the Company shifting the billing and collection services for the subsidiary's "900" number telephone calls to New Lauderdale's service contract. The related net revenue reductions approximated $33,541,715. Such consolidation of service contracts allowed the Company to reduce processing and administration costs associated with its "900" number business. During the year ended November 30, 1997, the Company completed the transition of changing all "900" number entertainment lines from $3.99 to $4.99 per minute. For the year ended November 30, 1997, the Company recorded approximately 23 million billable "900" minutes, at the $4.99 price point, and approximately 24 million billable minutes, at the $3.99 price point, as compared to approximately 25 million minutes, primarily billed at the $3.99 price point, in the prior year.

     For the year ended November 30, 1997, "900" entertainment services, VM services, the AT&T strategic corporate partnership, Club 900 product memberships and other products approximated 67%, 12%, 14%, 6% and 1% of net revenues, respectively. For the year ended November 30, 1996, "900" number entertainment services, VM Products and other products approximated 82%, 17% and 1% of net revenues, respectively. The provisions for chargebacks for the year ended November 30, 1997 were $103,597,803, an increase of $57,245,165, or 123%, as compared to $46,352,638 for the year November 30, 1996. The increase is primarily attributable to increased chargebacks on the Company's "900" number entertainment services and, to a lesser extent, chargebacks on the Company's Club 900 product memberships, which commenced billing in the first quarter of fiscal 1997. The provisions for chargebacks as a percentage of gross revenues increased from approximately 34.9% for the year ended November 30, 1996 to approximately 38.7% for the year ended November 30, 1997. These percentages exclude the AT&T strategic corporate partnership revenues, which are not encumbered by chargebacks. See "Increased Chargebacks."

     Cost of sales for the year ended November 30, 1997 was $149,821,363, an increase of $85,160,107, or 132%, as compared to $64,661,256 for the year ended November 30, 1996. The increase in the cost of sales is directly attributable to the consolidation of New Lauderdale's operations subsequent to the Acquisition, increases in service bureau fees, marketing costs associated with the AT&T strategic corporate partnership and increases in advertising cost associated with the Company's "900" number entertainment services. Cost of sales as a percentage of gross revenues increased to approximately 50.8% for the year ended November 30, 1997 from approximately 48.6% for the year ended November 30, 1996. The increase in the relationship of cost of sales to gross revenue is principally due to decreased returns from the Company's marketing expenditures. The increase was partially offset through the Company's ability to renegotiate certain contract terms with its primary "900" number service provider during fiscal 1997, pursuant to increased call volume as a result of the Acquisition. Gross revenues for the year ended November 30, 1997 were $294,976,042, with marketing costs of approximately $81,576,000, or 27.7% of such gross revenues. Gross revenues for the year ended November 30, 1996 were $133,040,851, with marketing costs of approximately $31,795,000, or 23.9% of such gross revenues.

     Selling, general and administration expenses ("SG&A") for the year ended November 30, 1997 were $18,880,769, an increase of $8,721,543, or 86% as compared to $10,159,226 for the year ended November 30, 1996. The increase in SG&A is principally attributable to the consolidation of New Lauderdale's operations subsequent to the Acquisition, increases in goodwill amortization of $1,251,900 and increases in personnel costs of approximately $1,636,000 associated with the Company's growth. SG&A as a percentage of the Company's gross revenue decreased from 7.6% during the year ended November 30, 1996, to 6.4% for the year ended November 30, 1997.

     Interest expense for the year ended November 30, 1997 was $80,763, a decrease of $392,526, or 83% as compared to $473,289 for the year ended November 30, 1996. This decrease is directly attributable to the Company's discontinuance of its accounts receivable financing during the prior fiscal year. Accounts receivable financing arrangements remain available, but are currently not in use. See "Liquidity and Capital Resources."

     Other income for the years ended November 30, 1997 and 1996 consisted primarily of interest income. For the year ended November 30, 1997, interest income was $1,841,356, an increase of $1,080,943, or 142%, as compared to $760,413 for the year ended November 30, 1996. The increase is attributable to interest earned on the Company's marketable securities, consisting primarily of direct U.S. government obligations.

     For the year ended November 30, 1996, the Company recognized equity in earnings of joint venture of $4,939,653, of which $4,432,000 was distributed to the Company during such year. This was comprised entirely of the Company's 50% interest in the net income of New Lauderdale's operations for the year then ended. On September 10, 1996, the Company acquired the remaining 50% interest in New Lauderdale. After the Acquisition, the Company commenced treating New Lauderdale as a subsidiary and including its results of operations on a consolidated basis in the Company's consolidated financial statements.

     The Company's effective tax rate was 41% for the year ended November 30, 1997, as compared with 29% for the year ended November 30, 1996. The year ended November 30, 1996 included a tax benefit of approximately $1,782,000 relating to the Company's conversion to the accrual basis of accounting in connection with the termination of its S corporation status. The Company's effective rate is higher than the federal statutory rate due to the addition of state income taxes and certain deductions taken for financial reporting purposes that are not deductible for federal income tax purposes. The primary factor contributing to the increase in the effective rate during the year ended November 30, 1997, as compared with the prior comparable period, is nondeductible amortization relating to the Acquisition.

     Net income increased to $14,363,781 for the year ended November 30, 1997, as compared to net income of $12,174,430 for the prior comparable period, an increase of $2,189,351, or 18%. This increase was primarily due to an increase of $10,826,518 in the Company's income from operations, growth in the Company's core business, the addition of new business lines and an increase of $1,080,943 in interest income. Such increases were offset, in part, by an increase in goodwill amortization of $1,251,900, total salary increases of approximately $2,894,000 and increases in income taxes of $5,170,983.

YEAR ENDED NOVEMBER 30, 1996 COMPARED TO YEAR ENDED NOVEMBER 30, 1995

     Net revenue for the year ended November 30, 1996 was $86,666,768, an increase of $36,165,502, or 72%, as compared to $50,501,266 for the year ended November 30, 1995. The increase in net revenue resulted from the increased marketing of the Company's products during the year, increased enrollments for the Company's VM and club products and services and the acquisition of New Lauderdale in the fiscal fourth quarter of 1996. The Company continually changes the nature and marketing of its voice mail and club related products in response to changing consumer tastes and telephone company billing practices. The original $9.95 club product, initiated during fiscal 1994, increased to a monthly rate of $19.95 in the fourth quarter of fiscal 1995, and was subsequently changed to an enhanced voice mail product ("VM Enhanced Product") during the first and second quarters of fiscal 1996. This change from a "club" named product to a "voice mail" named product was in response to adjustments in telephone company billing platforms and consumer resistance to the use of certain "900" number platforms used to deliver monthly club services. The $19.95 VM Enhanced Product experienced temporary billing suspensions during the second quarter of 1996. These suspended billings were due to a combination of increased enrollments, consumer complaints and customer service difficulties. As a result of the foregoing, chargebacks for the year ended November 30, 1996 were $46,352,638, an increase of $27,287,561, or 143%, as compared to $19,065,077 for the year ended November 30, 1995.

     Cost of sales for the year ended November 30, 1996 was $64,661,256, an increase of $27,928,646, or 76%, as compared to $36,732,610 for the year ended November 30, 1995. The increase in cost of sales was directly attributable to the increased sales volume and the inclusion of New Lauderdale's cost of sales since the Acquisition. The increase in the relationship of cost of sales to net revenue was due to marketing and fulfillment costs incurred during certain carrier billing suspensions for which there was no corresponding revenue stream and the higher level of chargebacks experienced in the fiscal year ended November 30, 1996 partially offset by volume discounts received from providers.

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

     Interest expense increased by $138,971, or 42%, to $473,289 for the year ended November 30, 1996, as compared to $334,318 for the year ended November 30, 1995. The increase was due to related party interest to New Lauderdale prior to the Acquisition of $100,250 and interest on stockholder notes of approximately $130,000 relating to a final S corporation distribution made to the Company's stockholders prior to the effective date of the initial public offering of the Company's Common Stock, partially offset by reductions in interest expense relating to receivables financing. Accounts receivable financing arrangements are available, but currently not in use. See "Liquidity and Capital Resources" later in this section.

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

     Net income increased to $12,174,430 for the year ended November 30, 1996 as compared to pro forma net income of $7,679,768 for the prior comparable period, an increase of $4,494,662, or 59%. This increase was primarily due to an increase of $1,544,638 in the Company's income from operations directly attributable to the growth of the Company's business, an aggregate increase of $2,079,349 of net income attributable to the Company's 50% equity interest in New Lauderdale and the current year tax benefit of $1,782,000 described above. Such increases were offset in part by the goodwill amortization of $1,211,924 and executives' bonuses of $898,578.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $43,674,688 at November 30, 1997, an increase of $18,251,246, or 72%, as compared to $25,423,442 in working capital at November 30, 1996. The Company continues to generate strong cash flows from operations, as indicated by a $6,057,712 increase in marketable securities and cash balances during the year ended November 30, 1997. During the year ended November 30, 1997, the Company recognized substantial increases in chargebacks experienced on its "900" entertainment service revenues. Pursuant to this increase, two of the Company's service providers instituted a cash reserve policy. Under this cash reserve policy, the service providers withheld cash flows from carrier collections in amounts that approximated the Company's future expected chargebacks, as it related to each service provider. As at November 30, 1997, the reserves withheld approximated $14,800,000 and are included in the Company's accounts receivable. Historically, the Company has financed its working capital requirements principally through cash flow from operations and receivables financing. During the year ended November 30, 1996, the Company repaid all loans related to advances received for accounts receivable financing and fully paid the notes due to shareholders for undistributed S corporation earnings. Such payments amounted to $2,643,522 and $3,855,694, respectively. Although not currently dependent on cash flow from receivables financing, credit lines for this purpose are being maintained and the Company may avail itself of such financing in the future.

     The Company's primary cash requirements have been to fund the cost of advertising and promotion. Collections of accounts receivable by the Company's "900" entertainment related service providers are remitted net of chargeback reserves. The Company anticipates purchasing equipment in connection with the establishment of in-house telemarketing operations and expanding its computer database capabilities. The Company currently has no other plans or material commitments for capital expenditures. Based on currently proposed plans and assumptions relating to its operations (including the substantial costs associated with its advertising and marketing activities), projected cash flows from operations and available cash resources, including, if necessary, its financing arrangements with service providers, will be sufficient to satisfy its anticipated cash requirements for at least the next twelve months. The Company does not have any long-term obligations and does not intend to incur any such obligations in the future. As the Company seeks to diversify with new telecommunication products and services, the Board of Directors, may, at its discretion, authorize the use of existing cash reserves, long term financing, or other means to finance such diversification. See "Forward Looking Information May Prove Inaccurate."

STRATEGIC CORPORATE PARTNERSHIPS

     During the third quarter of fiscal 1997, AT&T modified its contact and customer acquisition strategies. These modifications by AT&T severely limited the customer base to which the Company could market AT&T's long distance products. These modifications included changes in the policy regarding selecting prospects based on long distance spending patterns, whereby the spending price point criteria for eligible prospects was raised by AT&T. Additionally, AT&T limited the Company's marketing efforts by withdrawing from the Company's programs potential prospects who had recently been contacted by AT&T's customer acquisition team. The policy adjustments, which commenced in late July 1997, were responsible for the Company's decrease in AT&T strategic corporate partnership revenues in the third and fourth quarter of fiscal 1997. The Company realized AT&T strategic corporate partnership revenues of $26,489,599 for the year ended November 30, 1997. The fourth quarter of fiscal 1997 included $3,473,249 of AT&T strategic corporate revenues as compared to $7,849,599 in the third quarter, $9,571,099 in the second quarter and $5,595,612 in the first quarter of fiscal 1997. The Company terminated its strategic corporate partnership with AT&T in the first quarter of fiscal 1998. As a result, AT&T related revenues will be negligible in fiscal 1998.

     The Company concluded an agreement with the long distance carrier, LCI International Telecom Corp. ("LCI"), in the first quarter of fiscal 1998. The Company will provide marketing services to LCI, primarily through outbound telemarketing. These marketing services will be directed at the acquisition of residential long distance customers for LCI. In addition to commissions paid to the Company for its successful customer acquisitions on behalf of LCI, the agreement also calls for the Company to participate in LCI's net revenues earned from such acquired customer's residential long distance usage. Management believes that this new arrangement with LCI will replace a significant portion of the revenues previously earned under the AT&T strategic corporate partnership. "See Forward Looking Information May Prove Inaccurate". To date, the new arrangement has not contributed substantially to the Company's income, nor has the arrangement contributed substantially to the assets or liabilities of the Company.

INCREASED CHARGEBACKS

     During the fiscal quarters immediately preceding the fiscal quarter ended August 31, 1997, the Company received data from one of its "900" entertainment service providers indicating significant decreases in the amount of chargebacks received by the Company during such quarters, as compared to the prior comparable quarters. Based upon such information provided by the service provider, the Company adjusted the amount of its "900" entertainment related chargeback reserves. During the third quarter of fiscal 1997, the Company received further information from such service provider indicating a significant increase in the rate of reported "900" entertainment service chargebacks for the third quarter of fiscal 1997 and prior quarters. The reserves established at the end of the second quarter of fiscal 1997 were insufficient to absorb the increase, and as a result, the Company has revised its estimates for chargebacks, based on this increased chargeback experience. The Company believes that the chargeback reserves at November 30, 1997 fairly state the future liability for chargebacks on gross revenues recorded to November 30, 1997, based on all currently available information. "See Forward Looking Information May Prove Inaccurate."

GOVERNMENT REGULATION

     All of the Company's entertainment services and advertisements are reviewed by the Company's regulatory counsel, and management believes that the Company is in substantial compliance with all material federal and state laws and regulations governing its provision of "800" and "900" number entertainment services, all of its billing and collection practices and the advertising of its services and has obtained or is in the process of obtaining all licenses and permits necessary to engage in telemarketing activities. Although the Company from time to time receives requests for information from, or is forwarded consumer complaints by, regulatory authorities, the Company has not been subject to any enforcement actions by any regulatory authority. Nevertheless, during 1997, civil investigative demands were received from the Attorneys' General of the States of Illinois and Texas, as well as recent warnings of possible violations from the States of California, Connecticut and Wisconsin. The Company believes that the information has been sought as part of pending investigations in connection with certain of the Company's marketing activities. The Company is in discussions with Texas concerning revisions to the Company's billing and marketing practices. During the summer of 1996, the Attorney General of the State of New York commenced an investigation of the Company's pay-per-call consumer billing practices by issuing subpoenas for documents, which the Company provided. On or about October 23, 1996, the Company submitted to the New York Attorney General's office a letter, setting forth its position with respect to the investigation. To date, the Company has not received a response to its letter and there has been no further activity with respect to the investigation. Management believes that, while the investigations will not result in enforcement actions or claims which would have a material adverse effect on the Company, there can be no assurance that this will be the case. Amendments to or interpretations and enforcement of existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into new jurisdictions and "900" number services continually require the Company to alter methods of operations, modify the content or use of its services or the manner in which it markets it services, which could result in material interruptions in its operations. Failure to comply with applicable laws and regulations could subject the Company to civil remedies, including substantial fines, penalties and injunctions, as well as possible criminal sanctions, which could have a material adverse effect on the Company. See "Forward Looking Information May Prove to be Inaccurate."

THE YEAR 2000 PROBLEM

     At the time computer programs were first being written, two digits were used instead of four to define years on such programs. For example, the year "1998" was written within such computer program as "98". As a result, at the onset of the new millenium, any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. This potential difficulty is commonly referred to as the "Year 2000 problem". The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" problem. The Company believes that all of its internal computer programs, software packages, systems and networks are "Year 2000" compliant. See "Forward Looking Information May Prove Inaccurate". Notwithstanding the foregoing, the Company is reliant on third parties, including the providers of its various services, for the operation of the Company's day-to-day business. The Company can not provide any assurances that the steps being taken by such third parties, if any, will be sufficient to eliminate any Year 2000 problem from the computer systems used by such third parties and relied upon by the Company. The Company has corresponded with such third parties, expressing its concerns about the impact of the Year 2000 problem on the Company's operations. In the event modifications and conversions to computer systems are required by such third parties and are not completed on a timely basis, the Year 2000 problem may have a material adverse effect on the operations of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the consolidated financial statements of Quintel Entertainment, Inc. and subsidiaries, together with the report of Coopers & Lybrand L.L.P., dated February 17, 1998.

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

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
Jeffrey L. Schwartz.......................  49     Chairman of the Board and Chief Executive
                                                     Officer
Jay Greenwald.............................  33     President, Chief Operating Officer and
                                                   Director
Claudia Newman Hirsch.....................  37     Executive Vice President and Director
Andrew Stollman...........................  32     Senior Vice President, Secretary and
                                                   Director
Steven L. Feder...........................  47     Director
Michael G. Miller.........................  50     Director
Murray L. Skala...........................  51     Director
Mark Gutterman............................  42     Director
Edwin A. Levy.............................  60     Director

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

     Jay Greenwald has been President and Chief Operating Officer of the Company since January 1995, Vice President from August 1992 to December 1994 and a director since inception. From January 1991 to August 1992, Mr. Greenwald was Vice President of Newald Direct, Inc. ("Newald Direct") and, from July 1990 to January 1991, President of Newald Marketing, Inc. ("Newald Marketing"), companies engaged in direct response marketing.

     Claudia Newman Hirsch has been Executive Vice President of the Company since January 1995, Vice President from August 1992 to December 1994 and a director since inception. From January 1991 to August 1992, Ms. Newman Hirsch was President of Newald Direct and from July 1990 to January 1991, Vice President of Newald Marketing.

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

     Michael G. Miller has been a director of the Company since inception. Since 1979, Mr. Miller has been the CoPresident and a director of each of the Jami Companies. Mr. Miller is also a director of JAKKS Pacific, Inc. ("JAKKS"), a publicly-held company which develops, markets and distributes children's toys.

     Murray L. Skala has been a director of the Company since October 1995. Mr. Skala has been a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala & Bass LLP since 1976. Mr. Skala is also a director of JAKKS and Katz Digital Technologies, Inc., a publicly-held company which provides digital printing and prepress services.

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

     Steven L. Feder has been a director of the Company since October 1996 and the Chief Executive Officer of Psychic Readers Network, Inc., the provider of substantially all of the Company's psychic operators, since 1991.

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

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Non-employee Directors of the Company are compensated for their services and attendance at meetings through the grant of options pursuant to the Company's Amended and Restated 1996 Stock Option Plan.

  Resignation of Director

     On February 24, 1998, Vincent Tese resigned as a director of the Company. Mr. Tese has held such position since March 1996. Mr. Tese cited as his reason for resigning his limited availability of time to devote to the Company's affairs. The Company is actively seeking a replacement for Mr. Tese to serve on the Company's Board of Directors.

EXECUTIVE OFFICERS

     Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors. Four of the Company's five executive officers, Jeffrey L. Schwartz, Jay Greenwald, Claudia Newman Hirsch and Andrew Stollman, are also directors of the Company. Information with regard to such persons is set forth above under the heading "Directors."

     The remaining executive officer is Mr. Daniel Harvey, the Company's Chief Financial Officer. Mr. Harvey, Age 39, has held such position since January 1997. He joined the Company in September 1996. From November 1991 to August 1996, Mr. Harvey was a Senior Manager with the accounting firm of Feldman, Gutterman, Meinberg & Co. Mr. Harvey is a Certified Public Accountant.

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

     Audit Committee. The functions of the Audit Committee include recommendations to the Board of Directors with respect to the engagement of the Company's independent certified public accountants and the review of the scope and effect of the audit engagement. Prior to the resignation of Mr. Tese, the members of the Audit Committee were Messrs. Levy, Tese and Skala. The Company is actively seeking a replacement for Mr. Tese to serve on the Company's Audit Committee.

     Compensation Committee. The function of the Compensation Committee is to make recommendations to the Board with respect to compensation of management. In addition, the Compensation Committee administers plans and programs, with the exception of the Company's stock option plans, relating to employee benefits, incentives and compensation. The current members of the Compensation Committee are Messrs. Skala, Gutterman and Feder.

     Stock Option Committee. The Stock Option Committee determines the persons to whom options are granted under the Company's stock option plans and the number of options to be granted to each person. Prior to the resignation of Mr. Tese, the members of the Stock Option Committee were Messrs. Tese and Levy. The Company is actively seeking a replacement for Mr. Tese to serve on the Company's Stock Option Committee.

ATTENDANCE AT MEETINGS

     From December 1, 1996 through November 30, 1997 there were three meetings of the Board of Directors, six meetings of the Stock Option Committee and one meeting each of the Audit Committee and Compensation Committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To the best of the Company's knowledge, Jay Greenwald, Mark Gutterman, Edwin Levy, Thomas H. Lindsey, Michael Miller, Jeffrey Schwartz, Murray L. Skala and Vincent Tese, executive officers, directors and/or beneficial owners of more than 10% of the Common Stock of the Company during 1997, have untimely filed reports on Form 4 during the fiscal year ended November 30, 1997. Messrs. Greenwald, Levy, Miller, Schwartz, Skala and Tese each filed one late report, reporting one transaction. Mr. Lindsey filed one late report, reporting two transactions, and Mr. Gutterman filed two late reports, reporting two late transactions. To the best of the Company's knowledge, all other Forms 3, 4 or 5 required to be filed during the fiscal year ended November 30, 1997 were done so on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the Company's executive compensation paid during the three fiscal years ended November 30, 1997, 1996 and 1995 for the Chief Executive Officer and the Company's four most highly compensated executive officers of the Company (other than the Chief Executive Officer) whose cash compensation exceeded $100,000 (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                            LONG TERM COMPENSATION
                                                                  ------------------------------------------
                      ANNUAL COMPENSATION                                AWARDS                PAYOUTS
---------------------------------------------------------------   --------------------   -------------------
         (a)           (b)      (c)         (d)         (e)          (f)         (g)                  (i)
                                                       OTHER      RESTRICTED               (h)        ALL
                                                       ANNUAL       STOCK                 PLAN       OTHER
      NAME AND                 SALARY      BONUS     COMPENSA-      AWARDS     OPTIONS   PAYOUTS   COMPENSA-
 PRINCIPAL POSITION    YEAR     ($)         ($)       TION($)        ($)         (#)       ($)      TION($)
 ------------------    ----   --------    --------   ----------   ----------   -------   -------   ---------
Jeffrey Schwartz       1997   $412,500    $418,347       0            0             0       0          0
  Chairman and         1996   $375,000    $269,573       0            0             0       0          0
  Chief Executive      1995   $187,879           0       0            0        25,000       0          0
  Officer
Jay Greenwald          1997   $412,500    $418,346       0            0             0       0          0
  President and        1996   $375,000    $269,573       0            0             0       0          0
  Chief Operating      1995   $518,387           0       0            0        25,000       0          0
  Officer
Claudia Newman
  Hirsch(1)            1997   $330,000    $ 50,000       0            0             0       0          0
  Executive Vice       1996   $300,000    $ 89,858       0            0             0       0          0
  President            1995   $405,291           0       0            0        25,000       0          0
Andrew Stollman        1997   $243,750(2) $418,346       0            0             0       0
  Senior Vice          1996   $175,000    $269,573       0            0             0       0          0
  President and        1995   $103,346           0       0            0        25,000       0          0
  Secretary
Daniel Harvey(3)       1997   $103,308(2) $ 25,000       0            0             0       0          0
  Chief Financial
  Officer

---------------

(1) On January 5, 1998, Ms. Newman Hirsch's employment agreement with the Company was amended, providing that Ms. Newman Hirsch would be required only to devote not less than three days per week to the Company's business and her annual compensation would be reduced to $165,000 per annum.

(2) Such amounts reflect the aggregate consideration paid to such Named Executives during the fiscal year ended November 30, 1997 in their capacity as Executive Officers of the Company, as the annual compensation paid to such individuals was increased during such fiscal year.

(3) Mr. Harvey was first appointed the Company's Chief Financial Officer in January 1997. Prior to that time, Mr. Harvey was not employed as an executive officer of the Company.

     The following table sets forth certain information regarding options exercised and exercisable during the fiscal year ended November 30, 1997 and the value of the options held as of November 30, 1997 by the Named Officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

                                                              NUMBER OF               VALUE OF UNEXERCISED
                                                         UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                                         AT FISCAL YEAR-END           AT FISCAL YEAR-END(1)
                        SHARES ACQUIRED    VALUE     ---------------------------   ---------------------------
         NAME             ON EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
         ----           ---------------   --------   -----------   -------------   -----------   -------------
Jeffrey L. Schwartz...          --             --      25,000              0         $18,750(1)        0
Jay Greenwald.........          --             --      25,000              0          18,750(1)        0
Claudia Newman
  Hirsch..............          --             --      25,000              0          18,750(1)        0
Andrew Stollman.......          --             --      25,000              0          18,750(1)        0
Daniel Harvey.........       3,000        $21,750(2)    8,334         16,666              --(1)       --

---------------

(1) The difference between (x) the product of the number of unexercised options at fiscal year end multiplied by $5.75 (the closing price of the Company's Common Stock at November 30, 1997, as listed on the Nasdaq National Market) and (y) the product of the number of unexercised options at fiscal year end multiplied by $5.00 (the exercise price of the options).

(2) Based upon an exercise price of $5.00 per share and a fair market value of $12.25 per share as of March 13, 1997, the date of exercise.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements, effective October 1, 1995, with each of Messrs. Schwartz, Greenwald and Stollman and Ms. Newman Hirsch, which expire on November 30, 1998. Pursuant to such agreements, Mr. Schwartz is employed as Chairman and Chief Executive Officer, Mr. Greenwald is employed as President and Chief Operating Officer, Ms. Newman Hirsch is employed as Executive Vice President and Mr. Stollman is employed as Senior Vice President and Secretary. The employment agreements for Messrs. Greenwald and Stollman provide for employment on a full-time basis. The employment agreement for Mr. Schwartz provides that he will devote not less than 85% of his working time to the Company's business. Ms. Newman Hirsch is required to devote not less than three days per week to the Company's business. Each of the employment agreements contain a provision that the employee will not compete or engage in a business competitive with the current or anticipated business of the Company during the term of the agreement and for a period of two years thereafter.

     Under the agreements, the Company agreed to pay each of Mr. Schwartz, Mr. Greenwald, Ms. Newman Hirsch and Mr. Stollman $412,500, $412,500, $330,000, and $275,000 per annum, respectively, for the fiscal year ended November 30, 1997. The Agreements provide for an increase in each of their base salaries in the amount of 10% for each fiscal year thereafter, and in the event the Company achieves pre-tax earnings of $10,000,000 or more for the fiscal year ended November 30, 1997, the Company may grant bonuses, subject to approval of the Company's Board of Directors, to such persons in an aggregate amount not to exceed 5% of pre-tax earnings for each such year. Ms. Newman Hirsch entered into a new employment agreement, effective January 5, 1998, which provided, inter alia, for an annual salary for the remainder of the term of such Agreement of $165,000. For a summary of the bonuses granted in the fiscal year ended November 30, 1997, see "Summary Compensation Table."

BOARD COMPENSATION

     As a result of the Company's policy to compensate non-employee directors for their services, the Company's Amended and Restated 1996 Stock Option Plan (the "Plan") provides for an automatic one-time grant to all non-employee directors of options to purchase 25,000 shares of Common Stock and for additional automatic quarterly grants of options to purchase 6,250 shares of Common Stock. The exercise prices for all of such non-employee director options are the market value of the Common Stock on their date of grant.

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

     The Compensation Committee of the Company's Board of Directors during the fiscal year ended November 30, 1997 consisted of Mark Gutterman, Steven Feder and Murray L. Skala. See "Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of February 25, 1998, based upon information obtained from the persons named below, regarding beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of its Common Stock, (ii) each director of the Company, (iii) each of the Named Officers, and
(iv) all executive officers and directors of the Company as a group.

                    NAME AND ADDRESS OF                         NUMBER OF SHARES           PERCENT
                    BENEFICIAL OWNER(1)                       BENEFICIALLY OWNED(2)      OF CLASS(2)
                    -------------------                       ---------------------      -----------
Jay Greenwald...............................................        2,969,402(3)            15.9%
Peter T. Dirksen, Trustee...................................        2,898,481(4)            15.5
511 Union Street, Suite 2100 Nashville, TN 37219
Michael G. Miller...........................................        2,503,252(5)            13.4
Jeffrey L. Schwartz.........................................        2,477,002(6)            13.3
Claudia Newman Hirsch.......................................        1,994,601(7)            10.7
Andrew Stollman.............................................        1,119,443(8)             6.0
Murray L. Skala.............................................           65,250(9)               *
750 Lexington Avenue New York, NY 10022
Edwin A. Levy...............................................           61,250(10)              *
767 Third Avenue New York, NY 10017
Mark Gutterman..............................................           56,250(11)              *
280 Plandome Road Manhasset, NY 11030
All executive officers and directors as a group (12
  persons)..................................................       11,272,450(12)(13)       59.2%

---------------
  *  Less than 1% of the Company's outstanding shares.

 (1) Unless otherwise provided, such person's address is c/o the Company, One Blue Hill Plaza, Pearl River, New York 10965.

 (2) The number of Shares of Common Stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission (the "Commission"). Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of the Company's outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after February 25, 1998. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

 (3) Includes 25,000 shares of Common Stock issuable upon the exercise of an option held by Mr. Greenwald.

 (4) In 1996, Steven L. Feder, Thomas H. Lindsey and Peter Stolz filed a Form 13D with the Commission classifying themselves collectively as a "group," as that term is defined in Section 13(d) of the Exchange Act. Such individuals, as a "group," were the beneficial owners of more than 5% of the outstanding Common Stock of the Company. Based upon information provided to the Company by counsel to Messrs. Feder, Lindsey and Stolz, the Company believes that on December 24, 1997, Messrs. Feder, Lindsey and Stolz each transferred all shares of Common Stock of the Company owned by them, both in individual capacities and as a "group", to the Steven Feder Irrevocable Short Term Trust of 1997, the Thomas H. Lindsey Irrevocable Short Term Trust of 1997, and the Peter Stolz Irrevocable Short Term Trust of 1997, respectively (collectively, the "Trusts"). The Company believes Mr. Dirksen is the sole trustee under all of the Trusts.

 (5) Includes 61,250 shares of Common Stock issuable upon exercise of options held by Mr. Miller.

 (6) Includes 25,000 shares of Common Stock issuable upon exercise of an option held by Mr. Schwartz.

 (7) Includes 25,000 shares of Common Stock issuable upon exercise of an option held by Ms. Newman Hirsch.

 (8) Includes 25,000 shares of Common Stock issuable upon exercise of an option held by Mr. Stollman.

 (9) Includes 61,250 shares of Common Stock issuable upon exercise of options held by Mr. Skala.

(10) Includes 61,250 shares of Common Stock issuable upon exercise of options held by Mr. Levy.

(11) Includes 41,250 shares of Common Stock issuable upon exercise of options held by Mr. Gutterman. Also includes 15,000 shares of Common Stock issuable upon the exercise of an option held by Feldman, Gutterman, Meinberg & Co., a firm in which Mr. Gutterman is a partner.

(12) Includes 26,000 shares of Common Stock issuable upon the exercise of options held by Mr. Daniel Harvey, Chief Financial Officer of the Company.

(13) Includes 366,000 shares of Common Stock issuable upon the exercise of options held by the executive officers and directors of the Company. See footnote (3) and footnotes (5) through (12), above. Does not include shares held by the Trusts. See footnote (4), above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into transactions with Jami Marketing Services, Inc. ("Jami Marketing"), a list brokerage and list management consulting firm, Jami Data Services, Inc. ("Jami Data"), a database management consulting firm, and Jami Direct, Inc. ("Jami Direct"), a direct mail graphic and creative design firm (collectively, the "Jami Companies"). The Jami Companies are principally owned and controlled by Jeffrey L. Schwartz, Chief Executive Officer, director and a principal stockholder of the Company, and Michael G. Miller, a director and principal stockholder of the Company. Pursuant to a list management agreement dated June 1, 1993 between the Company and Jami Marketing, Jami Marketing serves as exclusive manager in connection with the management of the Company's mailing list for rental to third parties for which Jami Marketing receives a management fee. Jami Marketing also provides occasional list brokerage services to the Company, pursuant to an oral agreement, whereby Jami Marketing obtains mailing lists from third parties for use by the Company in connection with its telemarketing activities for which the Company pays Jami Marketing a brokerage fee. In addition, although the Company currently creates and designs substantially all of its print ads, direct mailings, newsletters and other communications with club members, the Company has engaged Jami Direct to provide such services. The Company also engages Jami Data to assist with the Company's data base requirements. Lastly, the Company obtains a substantial number of psychics for its live psychic and other services from PRN, and Central Talk Management ("CTM"), an affiliate of PRN, has created and produced a significant portion of the Company's television commercials and purchases a portion of the Company's media time. PRN is principally owned and controlled by Steven L. Feder, Thomas Lindsey and Peter Stolz. Based upon information provided to the Company by counsel to such individuals, the Company believes that trusts for the benefit of such individuals own an aggregate of 2,898,481 shares of Common Stock, representing approximately 15.5% of the outstanding Common Stock of the Company. In addition, Mr. Feder, is a director and employee of the Company. The Company believes that all of the foregoing transactions and agreements were advantageous to the Company and were on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. See "Forward Looking Information May Prove Inaccurate."

     Mark Gutterman, a director of the Company, is a partner in the firm of Feldman, Gutterman, Meinberg & Co. ("FGM"), one of the Company's accountants. Burton Feldman, a partner in FGM, is the father-in-law of Jeffrey L. Schwartz, the Chairman and Chief Executive Officer of the Company. For the fiscal year ended November 30, 1997, the Company incurred charges of approximately $173,000 for services rendered by FGM. In December 1996, the Company granted FGM options to purchase 15,000 shares of Common Stock in consideration for services rendered. FGM continues to provide services to the Company during its current fiscal year. Its fees are based primarily on hourly rates. The Company believes that its relationship with FGM is on terms no less or more favorable to the Company than could have been obtained from unaffiliated third parties.

     Murray L. Skala, a director of the Company, is a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala & Bass LLP, the Company's attorneys ("Feder Kaszovitz"). The Company incurred charges of approximately $472,000 during the fiscal year ended November 30, 1997. Feder Kaszovitz continues to provide services to the Company during its current fiscal year. Its fees are based primarily on hourly rates. The Company believes that its relationship with such firm is on terms no less or more favorable to the Company than could have been obtained from unaffiliated third parties.

     The Company has entered into a consulting agreement, effective October 1, 1995, with Michael Miller, a director and principal stockholder of the Company, which expires on November 30, 1998. Under the terms of such consulting agreement, Mr. Miller provides services in connection with identification and engagement of celebrities to endorse the Company's services, the Company's engagement of independent producers to produce commercials and infomercials and the development of new entertainment services. The agreement provides that Mr. Miller's services are subject to his availability and recognizes his commitment to other non-competitive business activities. The Company has paid and has agreed to pay Mr. Miller consulting fees of $10,416, $11,458 and $12,604 per month for the fiscal years ending November 30, 1996, 1997 and 1998, respectively. The agreement provides that Mr. Miller is precluded from involvement in any other business which competes with the Company during the term of the consulting agreement and for a period of two years thereafter. In addition, Mr. Miller has the right to become a full-time employee of the Company in the event of the sale of the Jami Companies, and to receive an initial base salary at the rate of $200,000 per annum with 10% annual increases. Upon commencement of such full-time employment, Mr. Miller will also be entitled to bonuses along with the Company's other executive employees.

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

(B) REPORTS ON FORM 8-K.

     The Company filed no Current Reports on Form 8-K during the fourth quarter of fiscal year ended November 30, 1997.

(C) EXHIBITS.

EXHIBIT
 NUMBER
-------
3.1        Articles of Incorporation of the Company, as amended(1)
3.2        By-Laws of the Company(2)
10.1       Employment Agreement by and between the Company and Jeffrey
           L. Schwartz(3)
10.2       Employment Agreement by and between the Company and Jay
           Greenwald(3)
10.3*      Employment Agreement by and between the Company and Claudia
           Newman Hirsch(3)
10.4.1     Employment Agreement by and between the Company and Andrew
           Stollman(3)
10.4.2     Amendment to Employment Agreement by and between the Company and Andrew Stollman(4)
10.5       Employment Agreement by and between the Company and Steven
           L. Feder(5)
10.6       Consulting Agreement by and between the Company and Michael
           G. Miller(3)
10.7       Definitive Form of Non-Competition and Right of First
           Refusal Agreement between the Company and Steven L. Feder,
           Thomas H. Lindsey and Peter Stolz(5)
10.8       Definitive Form of Non-Competition and Right of First
           Refusal Agreement between the Company and Psychic Readers
           Network, Inc.(5)
10.9       Amended and Restated 1996 Stock Option Plan(6)
10.10      Lease of the Company's offices at One Blue Hill Plaza, Pearl
           River, New York(4)
10.11*     Lease of office space for Calling Card Co., Inc. at 2455
           East Sunrise Boulevard, Fort Lauderdale, Florida(P)
10.12*+    Servicing Agreement between West Interactive Corporation and the Company(P)
10.13      Collateral Note and Security Agreement between West
           Interactive Corporation and the Company(2)
10.14      Collateral Note and Security Agreement between West
           Interactive Corporation and New Lauderdale(2)
10.15      Telemarketing Services Agreement between West Telemarketing
           Corporation Outbound and the Company(2)
10.16+     Billing and Information Management Services Agreement and
           Advanced Payment Agreement between Enhanced Services
           Billing, Inc. and the Company(2)
10.17      Amended and Restated Psychic Readers Network Live Operator
           Service Agreement between Psychic Readers Network, Inc. and the Company(5)
10.18+     Telemarketing Services Agreement between Advanced Access,
           Inc. and the Company(4)(P)
10.19+     Telemarketing Services Agreement between APAC TeleServices,
           Inc. and the Company(4)(P)
10.20*+    Telemarketing Services Agreement between AT&T Wireless
           Services and the Company(P)
10.21*+    Telemarketing Services Agreement between AT&T Wireless
           Services and Paradigm Direct, Inc., a co-venturer of the
           Company pursuant to an oral joint venture agreement(P)
10.22+     Telemarketing Services Agreement between Optima Direct, Inc.
           and the Company(4)(P)
10.23+     Billing and Collection Services Agreement between Federal
           Transtel, Inc. and the Company(4)(P)

EXHIBIT
 NUMBER
-------
10.24+     Telemarketing Services Agreements between New Media
           Telecommunications, Inc. and the Company(4)(P)
10.25+     Telecommunications Services Agreement between AT&T
           Communications, Inc. and the Company(4)(P)
10.26*+    Letter Agreement, dated November 12, 1997, amending the
           Telecommunications Services Agreement between AT&T
           Communications, Inc. and the Company(P)
10.27*+    Letter Agreement, dated January 19, 1998, amending the
           Telecommunications Services Agreement between AT&T
           Communications, Inc. and the Company
10.28*+    Ownership Agreement between the Company, Calling Card Co.,
           Inc., Access Resource Services, Inc. and Real Communication
           Services, Inc.
10.29.1*   Limited Liability Company Agreement between the Company and
           Paragon Cellular Services, Inc.
10.29.2*   Amendment No. 1 to Limited Liability Company Agreement
           between the Company and Paragon Cellular Services, Inc.
10.30*+    Telecommunications Services Agreement between LCI
           International Telecom Corp. and the Company(P)
17*        Letter of Resignation of Vincent Tese
21*        Subsidiaries of the Company
27*        Financial Data Schedule

---------------
 *  Filed herewith.

 +  Confidential treatment requested as to portions of this Exhibit.

(1) Filed as an Exhibit to the Company's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (the "S-1 Registration Statement"), dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.

(3) Filed as an Exhibit to Amendment No. 1 to the S-1 Registration Statement, dated November 14, 1995, and incorporated herein by reference.

(4) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, and incorporated herein by reference.

(5) Filed as an Exhibit to a Definitive Information Statement filed with the Commission, dated August 20, 1996, and incorporated herein by reference.

(6) Filed as an Exhibit to the Company's Proxy Statement filed with the Commission, dated July 21, 1997, and incorporated herein by reference.

(P) Filed by paper with the Commission pursuant to a continuing hardship exemption.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 2, 1998

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ JEFFREY L. SCHWARTZ                   Chairman and Chief Executive    March 2, 1998
-----------------------------------------------------      Officer (Principal
                 Jeffrey L. Schwartz                       Executive Officer)

                  /s/ DANIEL HARVEY                      Chief Financial Officer         March 2, 1998
-----------------------------------------------------      (Principal Financial and
                    Daniel Harvey                          Accounting Officer)

                  /s/ JAY GREENWALD                      President, Chief Operating      March 2, 1998
-----------------------------------------------------      Officer and Director
                    Jay Greenwald

              /s/ CLAUDIA NEWMAN HIRSCH                  Executive Vice President and    March 2, 1998
-----------------------------------------------------      Director
                Claudia Newman Hirsch

                 /s/ ANDREW STOLLMAN                     Senior Vice President and       March 2, 1998
-----------------------------------------------------      Director
                   Andrew Stollman

                /s/ MICHAEL G. MILLER                    Director                        March 2, 1998
-----------------------------------------------------
                  Michael G. Miller

                 /s/ MURRAY L. SKALA                     Director                        March 2, 1998
-----------------------------------------------------
                   Murray L. Skala

                  /s/ EDWIN A. LEVY                      Director                        March 2, 1998
-----------------------------------------------------
                    Edwin A. Levy

                 /s/ MARK GUTTERMAN                      Director                        March 2, 1998
-----------------------------------------------------
                   Mark Gutterman

                 /s/ STEVEN L. FEDER                     Director                        March 2, 1998
-----------------------------------------------------
                   Steven L. Feder

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                   PAGE
                                                                                -----------
Report of Independent Accountants.............................................      F-1
Consolidated Balance Sheets as of November 30, 1997 and 1996..................      F-2
Consolidated Statements of Income for the years ended November 30, 1997, 1996
  and 1995....................................................................      F-3
Consolidated Statements of Shareholders' Equity for the years ended November
  30, 1997, 1996 and 1995.....................................................      F-4
Consolidated Statements of Cash Flows for the years ended November 30, 1997,
  1996 and 1995...............................................................   F-5 - F-6
Notes to Consolidated Financial Statements....................................  F-7 - F-19
Schedule II -- Valuation and Qualifying Accounts and Reserves.................      S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Quintel Entertainment, Inc.:

     We have audited the accompanying consolidated balance sheets of Quintel Entertainment, Inc. and Subsidiaries (the "Company") as of November 30, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three year period ended November 30, 1997. Our audits also included the financial statement schedule included in the index of Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quintel Entertainment, Inc. and Subsidiaries as of November 30, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the years in the three year period ended November 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          COOPERS & LYBRAND L.L.P.

Melville, New York
February 17, 1998.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF NOVEMBER 30, 1997 AND 1996

                                                                       1997            1996
                                                                   ------------     -----------
                                            ASSETS:
Current assets:
  Cash and cash equivalents......................................  $ 10,063,717     $14,140,987
  Marketable securities..........................................    24,730,706      14,595,724
  Accounts receivable, trade.....................................    46,310,960      18,030,083
  Deferred income taxes..........................................    10,021,057       6,961,940
  Due from related parties.......................................       237,485         644,168
  Prepaid expenses and other current assets......................     4,096,452       2,345,154
                                                                   ------------     -----------
     Total current assets........................................    95,460,377      56,718,056
Property and equipment, at cost, net of accumulated
  depreciation...................................................     1,041,790         344,407
Intangible assets, net...........................................    19,496,608      21,967,084
                                                                   ------------     -----------
                                                                   $115,998,775     $79,029,547
                                                                   ============     ===========
                                         LIABILITIES:
Current liabilities:
  Accounts payable...............................................  $  4,653,862     $ 2,565,383
  Accrued expenses...............................................     7,956,308       3,038,510
  Reserve for customer chargebacks...............................    38,196,114      20,080,903
  Due to related parties.........................................       979,405       1,478,515
  Income taxes payable...........................................                     4,131,303
                                                                   ------------     -----------
     Total current liabilities...................................    51,785,689      31,294,614
Deferred income taxes............................................       506,789
                                                                   ------------     -----------
     Total liabilities...........................................    52,292,478      31,294,614
                                                                   ------------     -----------
Commitments and contingencies (Note 8)
                                     SHAREHOLDERS' EQUITY:
Preferred stock -- $.001 par value; 1,000,000 shares authorized;
  none issued and outstanding
Common stock -- $.001 par value; authorized 50,000,000 shares;
  issued and outstanding 18,649,347 shares and 18,452,368 shares,
  respectively...................................................        18,649          18,452
Additional paid-in capital.......................................    39,027,700      37,406,050
Retained earnings................................................    24,663,931      10,300,150
Unrealized (loss) gain on marketable securities..................        (3,983)         10,281
                                                                   ------------     -----------
     Total shareholders' equity..................................    63,706,297      47,734,933
                                                                   ------------     -----------
                                                                   $115,998,775     $79,029,547
                                                                   ============     ===========

          See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

                                                         1997            1996            1995
                                                     ------------     -----------     -----------
Net revenue........................................  $191,374,936     $86,666,768     $50,501,266
Cost of sales......................................   149,821,363      64,661,256      36,732,610
                                                     ------------     -----------     -----------
  Gross profit.....................................    41,553,573      22,005,512      13,768,656
Selling, general and administrative expenses.......    18,880,769      10,159,226       3,467,008
                                                     ------------     -----------     -----------
  Income from operations...........................    22,672,804      11,846,286      10,301,648
Interest expense...................................       (80,763)       (473,289)       (334,318)
Other income.......................................     1,841,356         760,413         485,250
Equity in earnings of joint venture................                     4,939,653       2,860,304
                                                     ------------     -----------     -----------
  Income before provision for income taxes.........    24,433,397      17,073,063      13,312,884
Provision for income taxes.........................    10,069,616       4,898,633         220,335
                                                     ------------     -----------     -----------
  Net income.......................................  $ 14,363,781     $12,174,430     $13,092,549
                                                     ============     ===========     ===========
Pro forma data (Note 1):
  Income before provision for income taxes.........                                   $13,312,884
Pro forma income tax provision.....................                                     5,633,116
                                                                                      -----------
  Pro forma net income.............................                                   $ 7,679,768
                                                                                      ===========
Net income per share...............................  $        .76     $       .76
                                                     ============     ===========
Pro forma net income per share.....................                                   $       .64
                                                                                      ===========
Weighted average common shares outstanding.........    18,915,339      16,124,743      12,000,000
                                                     ============     ===========     ===========

          See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

                                                                                  UNREALIZED
                                                                                     GAINS
                                  COMMON STOCK       ADDITIONAL                    (LOSSES)                          TOTAL
                              --------------------     PAID-IN      RETAINED     ON MARKETABLE   SUBSCRIPTIONS   SHAREHOLDERS'
                                SHARES     AMOUNT      CAPITAL      EARNINGS      SECURITIES      RECEIVABLE        EQUITY
                              ----------   -------   -----------   -----------   -------------   -------------   -------------
Balance, November 30,
  1994......................  12,000,000   $12,000   $   441,258   $   111,268                     $ (20,000)     $    544,526
  Net income for the year...                                        13,092,549                                      13,092,549
  Distributions to
     shareholders...........                                        (7,606,000)                                     (7,606,000)
                              ----------   -------   -----------   -----------      --------        --------       -----------
Balance, November 30,
  1995......................  12,000,000    12,000       441,258     5,597,817                       (20,000)        6,031,075
  Collections on
     subscriptions
     receivable.............                                                                          20,000            20,000
  Distributions to S
     corporation
     shareholders...........                                        (6,897,097)                                     (6,897,097)
  Common stock issued:
     Common stock
       offering.............   3,225,000     3,225    13,398,850                                                    13,402,075
     Common stock issued in
       connection with
       acquisition..........   3,200,000     3,200    22,796,800                                                    22,800,000
     Stock option
       exercises............      27,368        27       136,812                                                       136,839
  Tax benefit from exercise
     of stock options.......                              57,330                                                        57,330
  Contributed capital.......                             575,000      (575,000)
  Unrealized gains on
     available for sale
     securities.............                                                       $  10,281                            10,281
  Net income for the year...                                        12,174,430                                      12,174,430
                              ----------   -------   -----------   -----------      --------        --------       -----------
Balance, November 30,
  1996......................  18,452,368    18,452    37,406,050    10,300,150        10,281              --        47,734,933
  Common stock issued:
     Stock option
       exercises............     152,797       153       837,597                                                       837,750
     Warrant transactions...      44,182        44       364,458                                                       364,502
  Tax benefit from exercise
     of stock options.......                             419,595                                                       419,595
  Unrealized losses on
     available for sale
     securities.............                                                         (14,264)                          (14,264)
  Net income for the year...                                        14,363,781                                      14,363,781
                              ----------   -------   -----------   -----------      --------        --------       -----------
Balance, November 30,
  1997......................  18,649,347   $18,649   $39,027,700   $24,663,931     $  (3,983)      $      --      $ 63,706,297
                              ==========   =======   ===========   ===========      ========        ========       ===========

          See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

                                                        1997             1996            1995
                                                    ------------     ------------     -----------
Cash flows from operating activities:
  Net income......................................  $ 14,363,781     $ 12,174,430     $13,092,549
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization................     2,620,146        1,268,166          21,574
     Reserve for customer chargebacks.............    18,115,211        6,719,018       2,848,228
     Deferred income taxes........................    (2,552,328)      (6,431,212)        (30,676)
     Gain on sale of securities...................                       (384,250)
     Equity in net earnings of joint venture, net
       of dividends received......................                       (507,653)     (1,320,304)
     Changes in assets and liabilities, net of
       effects from acquisition of business:
     Accounts receivable..........................   (28,280,877)      (1,582,937)     (7,283,534)
     Due from related parties.....................       406,683        3,102,976         (67,162)
     Prepaid expenses and other current assets....    (1,331,703)        (893,712)       (258,648)
     Other assets.................................                      1,299,169        (521,135)
     Accounts payable.............................     2,088,479          511,786         827,189
     Income tax payable...........................    (4,131,303)       3,894,446         225,819
     Accrued expenses.............................     4,917,798          362,118          67,254
     Due to related parties.......................      (499,110)         565,806         149,060
     Other current liabilities....................                                        (32,580)
                                                    ------------     ------------     -----------
       Net cash provided by operating
          activities..............................     5,716,777       20,098,151       7,717,634
                                                    ------------     ------------     -----------
Cash flows from investing activities
  Investment in New Lauderdale joint venture......                                        (25,000)
  Purchases of securities.........................   (65,649,246)     (37,434,414)
  Proceeds from sales of securities...............    55,500,000       23,240,075
  Acquisition, net of cash acquired...............                        900,040
  Capital expenditures............................      (847,053)        (251,628)       (140,761)
                                                    ------------     ------------     -----------
       Net cash used in investing activities......   (10,996,299)     (13,545,927)       (165,761)
                                                    ------------     ------------     -----------
Cash flows from financing activities:
  Loans payable, net..............................                     (2,643,522)      2,643,522
  Proceeds from public offering, less expenses....                     13,402,075
  Proceeds from collections on common stock
     subscriptions................................                         20,000
  Distributions to S corporation shareholders.....                     (6,897,097)     (7,606,000)
  Proceeds from stock options exercised...........       837,750          136,839
  Proceeds from warrants exercised................       364,502
                                                    ------------     ------------     -----------
       Net cash provided by (used in) financing
          activities..............................     1,202,252        4,018,295      (4,962,478)
                                                    ------------     ------------     -----------
Net (decrease) increase in cash and cash
  equivalents.....................................    (4,077,270)      10,570,519       2,589,395
Cash and cash equivalents, beginning of year......    14,140,987        3,570,468         981,073
                                                    ------------     ------------     -----------
Cash and cash equivalents, end of year............  $ 10,063,717     $ 14,140,987     $ 3,570,468
                                                    ============     ============     ===========

                                                                       Continued

          See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

                                                        1997             1996            1995
                                                    ------------     ------------     -----------
Supplemental disclosures:
  Cash paid during the year for:
     Interest.....................................  $     80,763     $   $473,289     $   334,318
     Income taxes.................................    13,613,887        6,627,866          50,010
Details of acquisition (Note 7):
  Fair value of assets acquired...................                   $ 36,031,621
  Liabilities assumed.............................                    (11,731,621)
  Stock issued....................................                    (22,800,000)
                                                                     ------------
     Cash paid....................................                      1,500,000
  Less: cash acquired.............................                     (2,400,040)
                                                                     ------------
     Net cash received from acquisition...........                   $   (900,040)
                                                                     ============

During fiscal 1997 and 1996, options and warrants for shares of common stock were exercised by certain employees, directors and an underwriter. A tax benefit of approximately $419,595 and $57,330, respectively, was recorded as an increase in additional paid-in capital and a reduction to income taxes currently payable (Note 9.)

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

     In connection with the terms of the offering, the Company declared a final S corporation distribution to its shareholders in the amount of its aggregate undistributed taxable income, determined in conformity with generally accepted accounting principles, except for $575,000 which was contributed to paid-in capital. The distribution was funded through a series of shareholder notes, bearing interest at 9%. As of November 30, 1996, there were no amounts outstanding under such notes. In addition, the Company issued 320,000 warrants to the underwriter for the purchase of the Company's stock at an exercise price of $8.25 per share. During 1997, 44,182 of these warrants were exercised with proceeds to the Company of $364,502.

  Pro Forma Presentation

     As a result of the historical presentation and change in tax status in connection with the public offering, pro forma information, which presents results as if the Company had always been a C corporation, is presented on the face of the accompanying statements of income.

  Nature of Business

     The Company is primarily engaged in providing a variety of telephone entertainment services to the general public. These services are provided using several billing platforms (billing and collection vehicles) over the telephone lines of various local telephone companies and long distance carriers. These services include various programs such as live psychic readings, tarot card readings and daily horoscope and astrology readings. Services are accessed by, and billed to, consumers primarily through the use of "900" telephone numbers. The Company currently markets basic voice mail services and theme related club memberships and continues to service an existing enhanced voice mail product customer base (collectively "club and VM products and services"). These networks enable all members to enjoy certain monthly club services for a flat monthly rate.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

     Consumers are solicited by the Company through a variety of marketing techniques including television commercials and infomercials, print advertising, direct mail, telemarketing, and premium gift offerings. Customers are also obtained through solicitation by Psychic Readers Network, Inc. and Subsidiaries ("PRN") (see Note 7). The Company has contracts with a limited number of service bureaus for the purpose of call processing, billing and collection. Under these contracts, the bureaus process and accumulate call data, summarize the information, and forward the data to the local telephone companies and/or long distance carriers for the ultimate billing to and collection from the Company's customers.

     The Company also contracts with numerous organizations to provide live psychics, live operator services, computer services, telemarketing and other services necessary to establish, fulfill and maintain the Company's programs. PRN currently provides substantially all of the Company's live psychics. Certain non psychic services previously provided by PRN came under the direct control of the Company in connection with the acquisition of New Lauderdale (see Note 7).

     In addition, during fiscal 1997, the Company received approximately $26,490,000 in commissions relating to the strategic corporate partnership with AT&T. Such arrangement with AT&T was terminated in January 1998.

  Revenue recognition

     Revenues from all billable platforms are recorded at the time the customer initiates a billable transaction, except for customer fees for club and VM products and services. New customer club and VM product fees are recognized upon approved enrollment and when the service is rendered. Continuing club and VM product fees are recognized as customers automatically renew each month. All revenues are recognized net of an estimated provision for customer chargebacks, which include refunds and credits. The Company estimates the reserve for customer chargebacks monthly based on updated chargeback history. Chargebacks and other provisions for new products and services without a history are based on experience with similar products and services and adjusted as further information becomes available. Since reserves are established prior to the periods in which chargebacks are actually incurred, the Company's revenues may be adjusted in later periods in the event that the Company's incurred chargebacks vary from the estimated amounts. For the years ended November 30, 1997, 1996 and 1995, provisions for chargebacks were $103,597,803, $46,352,638 and $19,065,077, respectively.

  Accounts receivable

     The Company has agreements with service bureaus that provide advances against accounts receivable collections at interest rates calculated primarily at prime plus increments up to 6%. Amounts advanced under the agreements are on a revolving basis and are primarily limited to 50% of a defined borrowing base, net of related service fees and costs, as applicable. Certain advances under the agreements are due on demand and all are collateralized by the accounts receivable collected by the service bureaus. During fiscal 1996 and 1995, the gross advances and weighted average interest rate on the advances received were approximately $9,156,355 and $23,029,599, respectively, and 13.17% and 14.75%, respectively. The Company did not receive any such advances during fiscal 1997. As of November 30, 1997 and 1996, there were no advances outstanding under these agreements.

  Concentration of credit risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, investments and accounts receivable.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

     The Company invests a portion of its excess cash in debt instruments and has established guidelines relative to diversification that maintain safety and liquidity. The Company has not experienced any significant losses to date.

     The Company's collections are received primarily through three unrelated, unaffiliated service bureaus which process and collect all of the Company's billings. In conjunction with servicing the accounts receivable, the service bureaus remit amounts based on eligible accounts receivable and withhold certain cash receipts as a reserve. As a result, the Company's exposure to the concentration of credit risk primarily relates to all collections on behalf of the Company by these service bureaus.

     Cash balances are held principally at three financial institution and may, at times, exceed insurable amounts. The Company believes it mitigates its risks by investing in or through major financial institutions. Recoverability is dependent upon the performance of the institutions.

  Cash and cash equivalents

     All short-term investments with an original maturity of three months or less are considered to be cash equivalents.

  Marketable securities

     The Company accounts for its investments using Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's marketable securities consist of government obligations which they intend to hold only for an indefinite period of time. At November 30, 1997 and 1996, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, such securities are stated at fair value, with unrealized gains and losses, net of tax effects, reported as a separate component of shareholders' equity, until realized. The contractual maturities of all available for sale debt securities at November 30, 1997 and 1996 are within one year. The amortized cost of available for sale debt securities are $24,737,345 and $14,578,589 at November 30, 1997 and 1996,
respectively.

     Gross unrealized holding losses and gains were $3,983 and $10,281, respectively, net of deferred taxes of $2,656 and $6,854, at November 30, 1997 and 1996, respectively. Proceeds from the sale of securities classified as available for sale for the year ended November 30, 1997 and 1996 were $55,500,000 and $23,240,075, respectively. Gross realized gains for the year ended November 1997 and 1996 were $0 and $384,250, respectively. For the purpose of determining gross realized gains, the cost of securities is based upon specific identification.

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

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

  Intangible assets

     Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. Goodwill and other intangibles are principally amortized on a straight-line basis from four to fifteen years.

  Long-lived assets

     If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is recognized. To date, no impairment losses have been recognized.

  Income taxes

     Prior to the reorganization described above, the Company and CDM had elected treatment as S corporations for Federal and state income taxation as of November 1, 1994 and August 1, 1994, respectively. CCCI was an S corporation for federal and state income taxation since inception. S corporation taxable income, whether distributed or not, is passed through and taxed at the shareholder level. Accordingly, no provision for Federal income taxes was included in the accompanying statements of operations for the year ended November 30, 1995. For New York and New Jersey income tax purposes, a corporate level surcharge is imposed on the Company's allocable income, calculated using an effective rate primarily representing the difference between the subchapter C corporation level tax and the highest state personal income tax rate.

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

  Advertising expenses

     The Company expenses advertising costs, which consist primarily of print, media, production, telemarketing and direct mail related charges, when the related advertising occurs. Total advertising expense for fiscal 1997, 1996, and 1995 were approximately $81,576,000, $31,795,000 and $15,325,600, respectively.
Included in prepaid expenses and other current assets is approximately $488,300 and $1,069,700 relating to prepaid advertising at November 30, 1997 and 1996, respectively.

  Earnings per share

     Earnings per share are computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the period. For fiscal 1997 and 1996, common equivalent shares which consisted of common shares issuable upon the exercise of outstanding stock options and warrants, were 380,454 and 205,862. There were no common stock equivalents for fiscal 1995.

     Pro forma net earnings per share are computed by dividing pro forma net earnings by the weighted average number of common and common equivalent shares outstanding during the period.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

  Accounting changes

     On December 1, 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As permitted by SFAS No. 123, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but provides pro forma disclosures of net income and earnings per share as if the fair value method (as defined in SFAS No. 123) had been applied beginning in 1996.

  Newly Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 128, "Earnings Per Share," ("SFAS No. 128"), which simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. The statement requires the presentation of both "basic" and "diluted" EPS on the face of the income statement with a supplementary reconciliation of the amounts used in the calculations. SFAS 128 is effective for the quarter ending February 28, 1998. Had the statement been required to be implemented for the periods presented, the effect on EPS would have been insignificant.

     In June 1997, the FASB issued Statement of Accounting Standard No. 130, "Reporting Comprehensive Income," (" SFAS No. 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed in the same prominence as other financial statements. SFAS No. 130 becomes effective in fiscal 1999. Management does not believe that this change will have a significant effect on the Company's financial statements.

     In June 1997, the FASB issued Statement of Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds and reports revenues. SFAS 131 becomes effective in fiscal 1999. Management has not yet evaluated the effect of this change on the Company's financial statements.

  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimate relates to the reserve for customer chargebacks.

2. RELATED PARTY TRANSACTIONS:

     The Company purchased various mailing lists and design, copyrighting and artistic development services from related entities owned by certain of the Company's officers/shareholders. The agreements require the Company to pay fees equal to 20% of rental revenues and a management fee of 10%, plus any fees in connection with processing and mailing lists. During fiscal 1997, 1996 and 1995, costs of approximately $267,000, $535,000 and $160,000, respectively, were incurred by the Company for such services.

     The Company incurred approximately $173,000, $242,000 and $168,000, respectively, during fiscal 1997, 1996 and 1995, in accounting fees to a firm having a member who is also a director of the Company. In addition, the Company incurred approximately $472,000, $334,000 and $140,000, respectively, during fiscal 1997, 1996 and 1995, in legal fees to a firm having a member who is also a director of the Company.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

     In connection with the acquisition of PRN's interest in New Lauderdale (see
Note 7), a principal shareholder of PRN was elected a director of the Company and entered into an employment agreement with the Company (see Note 8). The Company incurred approximately $206,250 and $39,000 in expense relating to this employment agreement in fiscal 1997 and 1996, respectively.

     The Company received management fee income from New Lauderdale (prior to acquisition) during fiscal 1996 and 1995 in the amounts of $100,000 and $450,000, respectively (see Note 7). During fiscal 1996, the Company incurred approximately $100,250 in interest expense relating to transactions with New Lauderdale.

     For the years ended November 30, 1997, 1996 and 1995, the Company paid aggregate fees of approximately $24,300,000, $8,560,000 and $3,993,000, respectively, to PRN for psychic operator services under an agreement that extends to fiscal 2001. Since February 1996, PRN also provided certain non-psychic services and facilities to the Company for approximately $24,000 per month.

     During fiscal 1997 and 1996, the Company received commissions of approximately $830,000 and $171,000, respectively, from PRN for purchasing television media time on their behalf.

     During the fourth quarter of fiscal 1997, the Company introduced a new club membership program offering premium telephone services to its members for a one time payment. In conjunction with the new program, the Company executed a contract with PRN who has assumed the responsibility for the fulfillment of all the recurring club services under the program. Under certain circumstances, the Company is entitled to share in certain revenues, net of expenses generated from additional services sold by PRN to the club members. Such amounts were not material for fiscal 1997.

3. PROPERTY AND EQUIPMENT:

     Property and equipment for the years ended November 30, 1997 and 1996 consists of the following:

                                                        1997           1996
                                                     ----------      --------
Furniture and fixtures.............................  $  297,445      $155,812
Computers and equipment............................     861,870       187,977
Telephone and facsimile............................      46,992        46,432
Leasehold improvements.............................      51,145        20,178
                                                     ----------      --------
                                                      1,257,452       410,399
Less, accumulated depreciation and amortization....     215,662        65,992
                                                     ----------      --------
                                                     $1,041,790      $344,407
                                                     ==========      ========

     Depreciation and amortization expense for the years ended November 30, 1997, 1996 and 1995 was approximately $150,000, $50,000 and $15,000, respectively.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

4. INTANGIBLE ASSETS:

     Intangible assets, at cost, acquired at various dates are as follows:

                                              NOVEMBER 30,
                                       --------------------------    AMORTIZATION
                                          1997           1996           PERIOD
                                       -----------    -----------    ------------
Goodwill.............................  $19,186,635    $19,186,635        5-15
Customer lists.......................      567,686        567,686         1
Commercials and infomercials.........      714,769        714,769         1
Service contract.....................    2,723,222      2,723,222         4
                                       -----------    -----------
                                        23,192,312     23,192,312
  Less accumulated amortization......    3,695,704      1,225,228
                                       -----------    -----------
                                       $19,496,608    $21,967,084
                                       ===========    ===========

     Amortization expense was $2,470,476 and $1,218,576 and $6,652 for the years ended November 30, 1997, 1996 and 1995, respectively.

5. INCOME TAXES:

     The provision for income taxes consists of the following:

                                               YEAR ENDED NOVEMBER 30,
                                        --------------------------------------
                                           1997           1996          1995
                                        -----------    -----------    --------
Federal:
  Current.............................  $10,201,378    $ 8,852,749
  Deferred............................   (1,761,002)    (4,723,850)
                                        -----------    -----------    --------
                                          8,440,376      4,128,899
                                        -----------    -----------    --------
State:
  Current.............................    2,152,177      1,661,946    $283,829
  Deferred............................     (522,937)      (892,212)    (63,494)
                                        -----------    -----------    --------
                                          1,629,240        769,734     220,335
                                        -----------    -----------    --------
          Total provision.............  $10,069,616    $ 4,898,633    $220,335
                                        ===========    ===========    ========

     The following is a reconciliation of the income tax expense computed using the statutory federal income tax rate to the actual income tax expense and its effective income tax rate:

                                               YEAR ENDED NOVEMBER 30,
                                      -----------------------------------------
                                         1997           1996           1995
                                      -----------    -----------    -----------
Income tax expense at federal
  statutory rate....................  $ 8,551,689    $ 5,975,572    $ 4,659,509
Benefit of S corporation status.....                                 (4,659,509)
State income taxes, net of federal
  income tax benefit................    1,059,006        500,327        220,335
Deferred benefit arising from
  conversion to C corporation.......                  (1,781,700)
Goodwill amortization...............      179,636
Other, individually less than 5%....      279,285        204,434
                                      -----------    -----------    -----------
                                      $10,069,616    $ 4,898,633    $   220,335
                                      ===========    ===========    ===========

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

     The components of deferred tax assets are as follows:

                                                           NOVEMBER 30,
                                                     -------------------------
                                                        1997           1996
                                                     -----------    ----------
Deferred tax assets:
  Current:
     Accrued expenses and reserves not currently
       deductible..................................  $10,219,454    $6,742,755
     Miscellaneous.................................                    219,185
                                                     -----------    ----------
          Current deferred tax assets..............   10,219,454     6,961,940
Deferred tax liabilities:
  Current:
     Miscellaneous.................................     (198,397)
  Noncurrent:
     Intangibles...................................     (506,789)
                                                     -----------    ----------
          Net deferred tax asset...................  $ 9,514,268    $6,961,940
                                                     ===========    ==========

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

7.  NEW LAUDERDALE:

     In December 1994, the Company entered into an agreement with PRN, an unrelated entity at that time, to establish a joint venture known as New Lauderdale, L.C. On September 10, 1996, the Company acquired the remaining 50% interest in New Lauderdale for 3,200,000 common shares. PRN subsequently distributed such shares to its shareholders. In addition to receiving its share of New Lauderdale's earnings through the closing date, PRN received approximately $1,500,000 in cash for the deferred tax benefit to New Lauderdale resulting from the transaction. The common shares were valued at the market price on the date of the letter of intent ($7.125 per share). The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased based upon the fair values at the date of

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES acquisition. As a result, approximately $23,159,000 of the purchase price was allocated to goodwill, customer lists and other intangibles which are being amortized on a straight line basis over a period from 1 to 15 years. (See Note 4.)

     The operating results of the acquisition have been included in the consolidated statement of income from the date of the acquisition. The following pro forma information has been prepared assuming that this acquisition had taken place on December 1, 1994. The pro forma information includes adjustments for amortization of intangibles arising from the transaction and an adjustment of the tax provision for fiscal 1995 representing the statutory federal rate assuming the Company had always been a C corporation. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

                                                          NOVEMBER 30,
                                                   ---------------------------
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

     Following is condensed financial data for the joint venture:

                                                                  AS OF
                                                              SEPTEMBER 10,
                                                                  1996
                                                              -------------
Current assets (principally accounts receivable)............   $13,584,579
Current liabilities (principally reserve for customer
  chargebacks)..............................................    11,731,621
Members' equity(a)..........................................     1,852,958

---------------
(a) Relates solely to the Company's equity.

                                                    FOR THE PERIOD
                                                        ENDED          YEAR ENDED
                                                    SEPTEMBER 10,     NOVEMBER 30,
                                                         1996             1995
                                                    --------------    ------------
Net revenues......................................  $   63,617,683    $ 28,248,093
Gross profit......................................      12,258,916       8,054,330
Net income........................................       9,879,308       5,720,608

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

8.  COMMITMENTS AND CONTINGENCIES:

  Leases

     The Company is obligated under two noncancelable real property operating lease agreements that expire in fiscal 2004 and 2006. Future minimum rents consist of the following at November 30, 1997:

  1998........................................................    $  450,325
  1999........................................................       455,957
  2000........................................................       461,779
  2001........................................................       487,766
  2002........................................................       533,941
  Thereafter..................................................     1,508,508
                                                                  ----------
                                                                  $3,898,276
                                                                  ==========

     The leases contain escalation clauses with respect to real estate taxes and related operating costs. The accompanying financial statements reflect rent expense on a straight-line basis over the term of the lease as required by generally accepted accounting principles. Rent expense was $383,867, $210,153 and $96,834 for fiscal 1997, 1996 and 1995, respectively.

  Employment Agreements and Consulting

     The Company has executed employment agreements, expiring November 30, 1998, with certain executive officers of the Company. Minimum future payments under such agreements are $1,347,500, which reflects the amendment to one of the executive officer's employment agreement dated January 5, 1998.

     Commencing in fiscal 1996, in the event the Company achieves pre-tax earnings of $10,000,000 or more for any such fiscal year, the Company may grant bonuses to such persons, subject to approval of the Compensation Committee of the Board of Directors, in an aggregate amount not to exceed 5% of pre-tax earnings for such year. Such bonuses amounted to approximately $1,305,000 and $899,000 at November 30, 1997 and 1996, respectively.

     The Company has a consulting agreement with a director/shareholder, expiring on November 30, 1998. Under the terms of such agreement, the director/shareholder provides services in connection with identification and engagement of celebrities to endorse the Company's services, engagement of independent producers to produce commercials and infomercials and the development of new entertainment services. In addition, under the agreement, the director/shareholder has the right to become a full-time employee of the Company under certain circumstances, and to receive an initial base salary at the rate of $200,000 per annum with 10% annual increases. Upon commencement of such full-time employment he is entitled to share in the 5% bonus with the other executive officers described above. Minimum future payments under the current consulting arrangement are $151,248. The Company incurred approximately $138,000 in expense relating to this agreement in 1997.

     In connection with the acquisition of PRN's interest in New Lauderdale (see
Note 7), a principal shareholder of PRN was elected a director of the Company and entered into an employment agreement with the Company. Minimum future payments under this agreement are as follows:

1998........................................................    $226,875
1999........................................................     249,563
2000........................................................     274,519
2001........................................................     125,821
                                                                --------
                                                                $876,778
                                                                ========

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

  Other

     As a result of the acquisition of New Lauderdale (see Note 7), the Company has agreements with various celebrities to promote its telephone entertainment services. These agreements are generally for a term of one year, which may be extended under certain circumstances, and grant worldwide rights to use an individual's name and likeness in connection with services promoted by advertisements. Compensation varies by individual and generally consists of an advance payment and royalties based on defined revenues earned by the Company. Total royalty expenses incurred for fiscal 1997, 1996 and 1995 were $399,395, $261,566 and $205,285, respectively.

  Litigation

     There are pending claims and litigations against the Company arising in the ordinary course of business. Management believes, on the basis of its understanding and advice of counsel, that these actions will not result in payment of amounts, if any, which would have a material adverse effect on the Company's results of operations.

9.  STOCK OPTION PLAN:

     During fiscal 1995, the Company implemented the 1995 Stock Option Plan (the "Stock Option Plan") effective as of October 1995. The Stock Option Plan provides for the grant of options to purchase up to 750,000 shares of the Company's common stock either as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the United States Internal Revenue Code or as options that are not intended to meet the requirements of such section ("Nonstatutory Stock Options"). Options to purchase shares may be granted under the Stock Option Plan to persons who, in the case of Incentive Stock Options, are employees (including officers) of the Company, or, in the case of Nonstatutory Stock Options, are employees (including officers), consultants or nonemployee directors of the Company to the Company. The Stock Option Plan was amended in September 1996 and in June 1997 to provide for the granting of options to purchase an additional 500,000 and 600,000 shares, respectively, of the Company's common stock. After these amendments, grants are available under the Stock Option Plan to purchase a total of 1,850,000 shares of the Company's common stock.

     The exercise price of options granted under the Stock Option Plan must be at least equal to the fair market value of such shares on the date of grant, or, in the case of Incentive Stock Options granted to a holder of 10% or more of the Company's Common Stock, at least 110% of the fair market value of such shares on the date of grant. The maximum exercise period for which Incentive Stock Options may be granted is ten years from the date of grant (five years in the case of an individual owning more than 10% of the Company's common stock). The aggregate fair market value (determined at the date the option is granted) of shares with respect to which Incentive Stock Options are exercisable for the first time by the holder of the option during any calendar year shall not exceed $100,000. If such amount exceeds $100,000, the Board of Directors or the Committee may, when the Options are exercised and the shares transferred to an employee, designate those shares that will be treated as Incentive Stock Options and those that will be treated as Nonstatutory Stock Options. No incentive stock options have been granted since the implementation of the plan.

     In addition, the Company's Stock Option Plan provides for certain automatic grants of options to the Company's non-employee directors in consideration for their services performed as directors of the Company and for attendance at meetings. It provides for a one-time automatic grant of an option to purchase 25,000 shares of common stock at market value to those directors who were serving on the Board of Directors at the inception of the Stock Option Plan and also to those persons who become nonemployee directors of the Company in the future, upon their appointment or election as directors of the Company. In addition, the amended Stock Option Plan provides for quarterly grants to each non-employee director of the Company of options to purchase 6,250 shares of the Company's common stock at the market value on the date of each

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES grant. During fiscal 1997, the Company granted 125,000 options to the non-employee directors. On December 26, 1997, the stock option committee approved the granting of an additional 80,500 options to certain employees of the Company.

     A summary of the Company's stock options is as follows:

                                          1997                        1996                    1995
                                -------------------------   ------------------------   ------------------
                                              WEIGHTED                   WEIGHTED                WEIGHTED
                                              AVERAGE                    AVERAGE                 AVERAGE
                                              EXERCISE                   EXERCISE                EXERCISE
                                 SHARES        PRICE        SHARES        PRICE        SHARES     PRICE
                                 ------       --------      ------       --------      ------    --------
Options outstanding, beginning
  of year.....................   653,850   $4.75 to  8.25   394,000   $    5.00             --       --
Granted.......................   470,500   7.31 to 15.56    297,250    4.75 to 8.25    394,000    $5.00
Exercised.....................  (152,797)  5.00 to  6.00    (27,368)       5.00             --       --
Cancelled or lapsed...........   (32,862)  5.00 to  6.00    (10,032)       5.00             --       --
                                --------   --------------   -------   --------------   -------    -----
Options outstanding, end of
  year........................   938,691   $4.75 to 15.56   653,850   $4.75 to 8.25    394,000    $5.00
                                ========   ==============   =======   ==============   =======    =====
Options exercisable, end of
  year........................   645,952                    653,850                    394,000
                                ========                    =======                    =======
Options available for grant,
  end of year.................   731,144                    568,782                    356,000
                                ========                    =======                    =======
Weighted-average fair value of
  options granted during the
  year........................  $   5.82                    $  3.93
                                ========                    =======

     As discussed in Note 1, the Company has applied the disclosure-only provision SFAS 123. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been as follows for the years ended November 30, 1997 and 1996.

                                                       1997             1996
                                                       ----             ----
Net income as reported............................  $14,194,523      $12,174,430
                                                    ===========      ===========
Net income -- pro forma...........................  $13,158,826      $11,760,015
                                                    ===========      ===========
Earnings per share -- as reported.................  $       .76      $       .76
                                                    ===========      ===========
Earnings per share -- pro forma...................  $       .70      $       .73
                                                    ===========      ===========

     The weighted average fair value of each option has been estimated on the date of grant using the Black Scholes options pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively; no dividend yield; expected volatility of 58.5%; risk-free interest rate (ranging from 6.17% -- 6.50%); and expected lives of approximately 4.8 years. Weighted averages are used because of varying assumed exercise dates.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at November 30, 1997:

                                            WEIGHTED
                                             AVERAGE         WEIGHTED                          WEIGHTED
        RANGE OF                            REMAINING         AVERAGE                           AVERAGE
        EXERCISE            SHARES         CONTRACTUAL      EXERCISABLE        SHARES         EXERCISABLE
         PRICES           OUTSTANDING         LIFE             PRICE         EXERCISABLE         PRICE
        --------          -----------      -----------      -----------      -----------      -----------
$4.75 - $5.00               262,899            7.9            $ 4.98           262,066          $ 4.98
$6.00 - $7.31               244,959            8.8              6.25           141,385            6.14
$9.38 - $11.75              399,583            9.4             10.27           211,251           10.36
$15.56 - $15.56              31,250            9.6             15.56            31,250           15.56
                            -------            ---            ------           -------          ------
$4.75 - $15.56              938,691            8.8            $ 7.91           645,952          $ 7.50
                            =======            ===            ======           =======          ======

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The following is a summary of the unaudited quarterly results of operations for fiscal 1997, 1996 and 1995:

                                                       QUARTER ENDED
                              ----------------------------------------------------------------
                              NOVEMBER 30,      AUGUST 31,         MAY 31,        FEBRUARY 28,
                              ------------      ----------         -------        ------------
1997:
  Net revenues..............  $49,302,822       $44,688,568      $53,323,734      $44,059,812
  Gross profit..............   10,072,085         4,152,170       13,786,298       13,543,020
  Income before income
     taxes..................    5,420,442           307,049        9,660,751        9,045,155
  Net income................    2,911,615           184,229        5,832,540        5,435,397
  Earnings per share........         0.15              0.01             0.31             0.29
1996:
  Net revenues..............  $39,389,333       $17,493,179      $13,765,685      $16,018,571
  Gross profit..............   11,288,981         5,737,501        1,638,439        3,340,591
  Income before income
     taxes..................    7,080,889         4,918,871        1,142,807        3,930,396
  Net income................    4,165,501         3,111,288          595,452        4,302,189
  Earnings per share........         0.23              0.20             0.04             0.28
1995:
  Net revenues..............  $15,897,677       $14,314,288      $12,074,304      $ 8,214,988
  Gross profit..............    4,752,752         3,965,826        3,644,280        1,405,798
  Income before income
     taxes..................    4,678,595         4,190,879        3,394,756        1,048,654
  Pro forma net income......    2,701,683         2,256,577        2,079,288          642,240
  Pro forma earnings per
     share..................         0.23              0.19             0.17             0.06

     During the fourth quarter of fiscal 1996, the Company recorded an accrual of approximately $1,070,000 relating to compensation.

     The fourth quarter of fiscal 1997 included an increase of approximately $200,000 for state income taxes. This increase was attributable to increased revenues in the states where the Company is subject to higher tax rates.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

             COL. A                  COL. B                COL. C                 COL. D          COL. E
--------------------------------  ------------   ---------------------------   -------------   -------------
                                                          ADDITIONS
                                                 ---------------------------
                                   BALANCE AT     CHARGED TO     CHARGED TO
                                  BEGINNING OF    COSTS AND        OTHER       DEDUCTIONS -     BALANCE AT
          DESCRIPTION                PERIOD        EXPENSES     ACCOUNTS(1)     DESCRIBE(2)    END OF PERIOD
--------------------------------  ------------   ------------   ------------   -------------   -------------
YEAR ENDED NOVEMBER 30, 1997
  Reserve for customer
  chargebacks...................  $20,080,903    $103,597,803    $              $85,482,592     $38,196,114
                                  ===========    ============    ==========     ===========     ===========
YEAR ENDED NOVEMBER 30, 1996
  Reserve for customer
  chargebacks...................  $ 4,025,130    $ 46,352,638    $9,336,755     $39,633,620     $20,080,903
                                  ===========    ============    ==========     ===========     ===========
YEAR ENDED NOVEMBER 30, 1995
  Reserve for customer
  chargebacks...................  $ 1,176,902    $ 19,065,077            --     $16,216,849     $ 4,025,130
                                  ===========    ============    ==========     ===========     ===========

---------------
(1) Assumed liability in connection with New Lauderdale acquisition (see Note
    7).

(2) Chargebacks refunded during the year.

Exhibit Number
--------------

3.1      Articles of Incorporation of the Company, as amended (1)

3.2      By-Laws of the Company (2)

10.1     Employment Agreement by and between the Company and Jeffrey L. Schwartz
         (3)

10.2     Employment Agreement by and between the Company and Jay Greenwald (3)

10.3* Employment Agreement by and between the Company and Claudia Newman Hirsch (3)

10.4.1   Employment Agreement by and between the Company and Andrew Stollman (3)

10.4.2 Amendment to Employment Agreement by and between the Company and Andrew Stollman (4)

10.5     Employment Agreement by and between the Company and Steven L. Feder (5)

10.6     Consulting Agreement by and between the Company and Michael G. Miller
         (3)

10.7 Definitive Form of Non-Competition and Right of First Refusal Agreement between the Company and Steven L. Feder, Thomas H. Lindsey and Peter Stolz (5)

10.8 Definitive Form of Non-Competition and Right of First Refusal Agreement between the Company and Psychic Readers Network, Inc. (5)

10.9     Amended and Restated 1996 Stock Option Plan (6)

10.10 Lease of the Company's offices at One Blue Hill Plaza, Pearl River, New York (4)

10.11* Lease of office space for Calling Card Co., Inc. at 2455 East Sunrise Boulevard, Fort Lauderdale, Florida (P)

10.12*+ Servicing Agreement between West Interactive Corporation and the Company (P)

10.13 Collateral Note and Security Agreement between West Interactive Corporation and the Company (2)

10.14 Collateral Note and Security Agreement between West Interactive Corporation and New Lauderdale (2)

10.15 Telemarketing Services Agreement between West Telemarketing Corporation Outbound and the Company (2)

10.16+ Billing and Information Management Services Agreement and Advanced Payment Agreement between Enhanced Services Billing, Inc. and the Company (2)

10.17 Amended and Restated Psychic Readers Network Live Operator Service Agreement between Psychic Readers Network, Inc. and the Company (5)

10.18+ Telemarketing Services Agreement between Advanced Access, Inc. and the Company (4)(P)

10.19+ Telemarketing Services Agreement between APAC TeleServices, Inc. and the Company (4)(P)

10.20*+ Telemarketing Services Agreement between AT&T Wireless Services and the Company (P)

10.21*+ Telemarketing Services Agreement between AT&T Wireless Services and Paradigm Direct, Inc., a co-venturer of the Company pursuant to an oral joint venture agreement (P)

10.22+ Telemarketing Services Agreement between Optima Direct, Inc. and the Company (4)(P)

10.23+ Billing and Collection Services Agreement between Federal Transtel, Inc. and the Company (4)(P)

10.24+ Telemarketing Services Agreements between New Media Telecommunications, Inc. and the Company (4)(P)

10.25+ Telecommunications Services Agreement between AT&T Communications, Inc. and the Company (4)(P)

10.26*+  Letter Agreement, dated November 12, 1997, amending the
         Telecommunications Services Agreement between AT&T Communications, Inc. and the Company (P)

10.27*+  Letter Agreement, dated January 19, 1998, amending the
         Telecommunications Services Agreement between AT&T Communications, Inc. and the Company

10.28*+ Ownership Agreement between the Company, Calling Card Co., Inc., Access Resource Services, Inc. and Real Communication Services, Inc.

10.29.1* Limited Liability Company Agreement between the Company and Paragon
         Cellular Services, Inc.

10.29.2* Amendment No. 1 to Limited Liability Company Agreement between the
         Company and Paragon Cellular Services, Inc.

10.30*+ Telecommunications Services Agreement between LCI International Telecom Corp. and the Company (P)

17*      Letter of Resignation of Vincent Tese

21*      Subsidiaries of the Company

27*      Financial Data Schedule

--------------
*        Filed herewith.

+        Confidential treatment requested as to portions of this Exhibit.

(1) Filed as an Exhibit to the Company's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (the "S-1 Registration Statement"), dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.

(3) Filed as an Exhibit to Amendment No. 1 to the S-1 Registration Statement, dated November 14, 1995, and incorporated herein by reference.

(4) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, and incorporated herein by reference.

(5) Filed as an Exhibit to a Definitive Information Statement filed with the Commission, dated August 20, 1996, and incorporated herein by reference.

(6) Filed as an Exhibit to the Company's Proxy Statement filed with the Commission, dated July 21, 1997 and incorporated herein by reference.

(P) Filed by paper with the Commission pursuant to a continuing hardship exemption.