Form 10-Q
period 1998-02-28
QUINTEL ENTERTAINMENT INC
filed 1998-04-14
CIK 1000297

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED FEBRUARY 28, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-27046

                            ------------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's common stock is 16,679,746 (as of 4/13/98).

================================================================================

                          QUINTEL ENTERTAINMENT, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        QUARTER ENDED FEBRUARY 28, 1998

                               ITEMS IN FORM 10-Q

                                                                          PAGE
                                                                          ----
PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements........................................    3
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    8
Item 3.     Quantitative and Qualitative Disclosures about Market
            Risk........................................................  N/A
PART II     OTHER INFORMATION
Item 1.     Legal Proceedings...........................................  N/A
Item 2.     Changes in Securities and Use of Proceeds...................  N/A
Item 3.     Defaults Upon Senior Securities.............................  N/A
Item 4.     Submission of Matters to a Vote of Security Holders.........  N/A
Item 5.     Other Information...........................................  N/A
Item 6.     Exhibits and Reports on Form 8-K............................   12
SIGNATURES

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              FEBRUARY 28,    NOVEMBER 30,
                                                                  1998            1997
                                                              ------------    ------------
                                                              (UNAUDITED)
                                 ASSETS:
Current assets:
  Cash and cash equivalents.................................  $ 11,449,620    $ 10,063,717
  Marketable securities.....................................    26,759,690      24,730,706
  Accounts receivable, trade................................    42,792,207      46,310,960
  Deferred income taxes.....................................     8,250,815      10,021,057
  Due from related parties..................................        76,660         237,485
  Prepaid expenses and other current assets.................     3,369,661       4,096,452
                                                              ------------    ------------
          Total current assets..............................    92,698,653      95,460,377
Property and equipment, at cost, net of accumulated
  depreciation..............................................     1,199,879       1,041,790
Intangible assets, net......................................    19,005,523      19,496,608
                                                              ------------    ------------
                                                              $112,904,055    $115,998,775
                                                              ============    ============

                               LIABILITIES:
Current liabilities:
  Accounts payable..........................................  $  3,982,508    $  4,653,862
  Accrued expenses..........................................     8,490,431       7,956,308
  Reserve for customer chargebacks..........................    31,970,680      38,196,114
  Due to related parties....................................       570,288         979,405
  Income taxes payable......................................
                                                              ------------    ------------
          Total current liabilities.........................    45,013,907      51,785,689
Deferred income taxes.......................................       497,496         506,789
                                                              ------------    ------------
          Total liabilities.................................    45,511,403      52,292,478
                                                              ------------    ------------

                          STOCKHOLDERS' EQUITY:

Preferred stock -- $.001 par value; 1,000,000 shares
  authorized: none issued and outstanding
Common stock -- $.001 par value; authorized 50,000,000
  shares; issued and outstanding 18,649,347 and 18,649,347
  shares, respectively......................................        18,649          18,649
Additional paid-in capital..................................    39,027,700      39,027,700
Retained earnings...........................................    28,352,315      24,663,931
Unrealized (loss) gain on marketable securities.............        (6,012)         (3,983)
                                                              ------------    ------------
          Total stockholders' equity........................    67,392,652      63,706,297
                                                              ------------    ------------
                                                              $112,904,055    $115,998,775
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                              ----------------------------
                                                              FEBRUARY 28,    FEBRUARY 28,
                                                                  1998            1997
                                                              ------------    ------------
Net revenue.................................................  $36,635,601     $44,059,812
Cost of sales...............................................   26,136,574      30,516,792
                                                              -----------     -----------
     Gross profit...........................................   10,499,027      13,543,020
Selling, general and administrative expenses................    4,975,613       4,779,142
                                                              -----------     -----------
                                                                5,523,414       8,763,878
Interest expense............................................      (30,447)        (18,184)
Other income, net...........................................      654,339         299,461
                                                              -----------     -----------
                                                                6,147,306       9,045,155
Provision for income taxes..................................    2,458,922       3,609,758
                                                              -----------     -----------
     Net income.............................................  $ 3,688,384     $ 5,435,397
                                                              ===========     ===========
Basic earnings per share (Note 2):
  Net income................................................  $       .20     $       .29
                                                              -----------     -----------
     Average shares outstanding.............................   18,649,347      18,459,305
                                                              ===========     ===========
Diluted income per common share (Note 2):
  Net income................................................  $       .20     $       .29
                                                              -----------     -----------
     Average shares outstanding.............................   18,712,302      18,771,071
                                                              ===========     ===========

          See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                              ------------------------------
                                                              FEBRUARY 28,      FEBRUARY 28,
                                                                  1998              1997
Cash flows from operating activities:
  Net income................................................  $  3,688,384      $ 5,435,397
  Items not affecting cash:
     Depreciation and amortization..........................       552,875          740,561
     Reserve for customer chargebacks.......................    (6,225,434)      (1,333,393)
     Deferred income taxes..................................     1,760,949          708,966
     Other..................................................        (5,286)        (221,079)
  Changes in assets and liabilities:
     Accounts receivable....................................     3,518,753       (4,725,132)
     Prepaid expenses and other current assets..............       726,791         (194,373)
     Accounts payable.......................................      (671,354)       1,946,919
     Income tax payable.....................................                     (1,544,241)
     Due to related parties, net............................      (248,292)        (371,451)
     Other, principally accrued expenses....................       534,123        3,370,116
                                                              ------------      -----------
          Net cash provided by operating activities.........     3,631,509        3,812,290
                                                              ------------      -----------

Cash flows from investing activities:
  Purchases of securities...................................   (29,000,000)      (8,219,121)
  Proceeds from sales of securities.........................    26,974,273        2,500,000
  Other, principally capital expenditures...................      (219,879)        (202,230)
                                                              ------------      -----------
          Net cash (used in) investing activities...........    (2,245,606)      (5,921,351)
                                                              ------------      -----------

Cash flows from financing activities:
  Proceeds from exercise of stock options...................                        126,395
                                                                                -----------
          Net cash provided by financing activities.........                        126,395
                                                              ------------      -----------
Net increase (decrease) in cash and cash equivalents........     1,385,903       (1,982,666)
Cash and cash equivalents, beginning of period..............    10,063,717       14,140,987
                                                              ------------      -----------
Cash and cash equivalents, end of period....................  $ 11,449,620      $12,158,321
                                                              ============      ===========

          See accompanying notes to consolidated financial statements.

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL:

     The consolidated financial statements for the three month periods ended February 28, 1998 and February 28, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997. The results of operations for the three months ended February 28, 1998 are not necessarily indicative of the results for the entire fiscal year ending November 30, 1998.

2. EARNINGS PER SHARE:

     In 1997, the Financial Accounting Standards Board adopted Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Earnings per share amounts for all periods have been restated to conform to the SFAS No. 128 requirements.

                                                                 1998          1997
                                                              ----------    ----------
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares.......................  18,649,347    18,459,305
  Effect of dilutive securities:
     Stock options..........................................      62,955       271,665
     Warrants...............................................                    40,101
                                                              ----------    ----------
                                                                  62,955       311,766
                                                              ----------    ----------
  Dilutive potential common shares:
     Denominator for diluted earnings per share -- adjusted
       weighted-average shares and assumed conversions......  18,712,302    18,771,071
                                                              ==========    ==========

     Options and warrants to purchase 949,944 and 56,250 shares of common stock were outstanding for the quarters ended February 28, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

3. ADVERTISING EXPENSES:

     The Company generally expenses advertising costs, which consist primarily of print, media, production, telemarketing and direct mail related charges, when the related advertising occurs. For interim purposes, certain telemarketing and production expenses are deferred and charged to operations over their expected period of benefit. All such amounts will be expensed prior to year end. Total advertising expense incurred for the three months ended February 28, 1998 and February 28, 1997 were approximately $11,722,000 and $14,132,000, respectively. Included in prepaid expenses and other current assets is approximately $400,800 and $488,300 relating to prepaid advertising at February 28, 1998 and November 30, 1997, respectively.

4. SUBSEQUENT EVENTS:

     On March 13, 1998, the Company had purchased from a director of the Company, 1,969,601 shares of the Company's common stock for an aggregate purchase price of $8,165,000, of which $8,000,000 was paid at closing of the transaction and $165,000 is to be paid in 12 consecutive monthly installments of $13,750. At the same time, the seller's employment by the Company was terminated and she resigned from all directorships and offices she had held at the Company or any affiliate thereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the three month periods ended February 28, 1998 and February 28, 1997. It should be read in conjunction with the interim condensed consolidated financial statements of the Company, the Notes thereto and other financial information included elsewhere in this report.

RESULTS OF OPERATIONS

     Net revenue for the three months ended February 28, 1998 was $36,635,601, a decrease of $7,424,211, or 17%, as compared to $44,059,812, for the three months ended February 28, 1997. The decrease was attributable to decreases in net revenues from the Company's "900" number entertainment services of $14,083,515 and AT&T strategic corporate partnership of $448,180. The Company marketed AT&T's long distance products under the terms of the strategic corporate partnership. See "Strategic Corporate Partnership." Such net revenue decreases were partially offset by increases in net revenues from the Club 900 product of $4,261,421 and enhanced voice mail networks ("VM services") of $2,164,205. Additionally, the Company's other product and service net revenues increased $681,858 over the comparable prior year quarter. The other product and service revenues were principally derived from the Company's cellular phone related activities. For the three months ended February 28, 1998, "900" entertainment services, the AT&T strategic corporate partnership, Club 900 product memberships, VM services and other products approximated 50%, 14%, 12%, 19% and 4% of net revenues, respectively. For the three months ended February 28, 1997, "900" entertainment services, the AT&T strategic corporate partnership, Club 900 product memberships, VM services and other products approximated 74%, 13%, 1%, 11% and 2% of net revenues respectively.

     The provisions for chargebacks for the three months ended February 28, 1998 were $24,890,639, an increase of $9,855,491, or 66%, as compared to $15,035,148 for the three months ended February 28, 1997. The increase is primarily attributable to increased chargeback rate experience by the Company's "900" entertainment services in the quarter ended February 28, 1998 as compared to the prior year comparable quarter. During the three months ended February 28, 1998, gross revenues from "900" entertainment services were approximately $33,234,000, with corresponding chargeback allowances of approximately $14,901,000, resulting in an approximate chargeback rate of 45%. During the three months ended February 28, 1997, gross revenues from the "900" entertainment services were approximately $44,543,000, with corresponding chargeback allowances of approximately $12,127,000, resulting in an approximate chargeback rate of 27%. Additionally, the provisions for chargebacks increased, in absolute terms, as a result of an increase in gross revenues in the Company's 900 Club product and VM services. The chargeback rates for the Club 900 product and VM services were 52% and 38%, respectively, during the quarter ended February 28, 1998, as compared to 44% and 35%, respectively, during the quarter ended February 28, 1997. The chargeback allowance rates, as recognized in the quarter ended February 28, 1998, reflect the expected chargeback rate that will impact the Company in future quarters. The Company's other products and services contributed an immaterial amount to chargebacks during the quarters ended February 28, 1998 and 1997. AT&T strategic corporate partnership revenues are not encumbered by chargebacks.

     Cost of revenues for the three months ended February 28, 1998 was $26,136,574, a decrease of $4,380,218, or 14%, as compared to $30,516,792 for the three months ended February 28, 1997. The decrease is directly attributable to reductions in service bureau fees related to the decrease in the level of "900" entertainment services provided by the Company and decreases in advertising costs expended for such services. These decreases were offset by increases in service bureau fees and marketing costs related to the gross revenue increases recognized in the Company's VM services and Club 900 product. Additionally, increases in the Company's test marketing costs of the prepaid cellular phone business, which approximated $1,513,000 during the three months ended February 28, 1998, further offset such decreases. Cost of revenues as a percentage of gross revenues decreased to approximately 42.5% for the quarter ended February 28, 1998 from approximately 51.6% for the quarter ended February 28, 1997. This gross margin improvement is attributable to increased returns from the Company's marketing expenditures relating to the current quarter volume recognized on the "900" entertainment services and Club 900 product, offset by the costs incurred from the test marketing of the prepaid cellular business. Gross revenues for the quarter ended February 28,

1998 were approximately $61,526,000, with marketing costs of approximately $14,415,000, or 23.4% of such gross revenues. Gross revenues for the quarter ended February 28, 1997 were approximately $59,095,000, with marketing costs of approximately $16,384,000, or 27.7% of such gross revenues. Service bureau fees for the three months ended February 28, 1998 and 1997 were approximately $11,722,000 and $14,132,000, respectively.

     Selling, general and administrative expenses (SG&A) for the three months ended February 28, 1998 were $4,975,613, an increase of $196,471, or 4% as compared to $4,779,142 for the three months ended February 28, 1997. The increase is primarily attributable to increases in personnel costs of approximately $471,000 associated with the Company's diversification into new products and services offset by decreases in amortization expense of approximately $218,000.

     Other income for the three months ended February 28, 1998 and 1997 consisted primarily of interest income. For the quarter ended February 28, 1998, interest income was $654,339, an increase of $354,878, or 119%, as compared to $299,461 for the quarter ended February 28, 1997. The increase is attributable to interest earned on the Company's marketable securities, consisting primarily of direct U.S. government obligations and interest earned, on funds held in reserve for future chargebacks, by the Company's primary service bureau. See "Liquidity and Capital Resources".

     The Company's effective tax rate was 40% for the three months ended February 28, 1998 and 1997. The Company's effective tax rate is higher than the federal statutory rate due to the addition of state income taxes and certain deductions taken for financial reporting purposes that are not deductible for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     At February 28, 1998, the Company had working capital of $47,187,250, an increase of $3,512,562, or 8%, as compared to $43,674,688 in working capital at November 30, 1997. The Company continues to generate strong cash flows from operations, as indicated by a $3,414,887 increase in marketable securities and cash balances during the quarter ended February 28, 1998. During the prior fiscal year ended November 30, 1997, the Company recognized substantial increases in chargebacks experienced on its "900" entertainment service revenues. Pursuant to such increased chargebacks, two of the Company's service providers instituted a cash reserve policy. Under this cash reserve policy, the service providers withhold cash flows from carrier collections in amounts that approximated the Company's future expected chargebacks, as it related to each service provider. As at February 28, 1998, the reserves withheld approximated $24,700,000 and are included in the Company's accounts receivable. Historically, the Company has financed its working capital requirements principally through cash flow from operations and receivables financing. Although the Company is not currently dependent on cash flow from receivables financing, credit lines for this purpose are being maintained and the Company may avail itself of such financing in the future. See "Forward Looking Information May Prove Inaccurate."

     The Company's primary cash requirements have been to fund the cost of advertising and promotion. On March 13, 1998, the Company purchased 1,969,601 shares of its common stock from Claudia Newman Hirsch, who simultaneously therewith resigned as an Executive Officer and Director of the Company for $8,165,000. The shares were purchased at a discount to market of approximately 28% and represented approximately 11% of shares outstanding. The shares will be held as treasury stock pending final disposition or retirement. Additional funds will be used in the purchasing of equipment and services in connection with the commencement of several new business lines and further development of businesses currently being test marketed. The Company currently has no other plans or material commitments for capital expenditures or significant working capital demands. Under currently proposed operating plans and assumptions (including the substantial costs associated with the Company's advertising and marketing activities), management believes that projected cash flows from operations, and available cash resources, including available financing arrangements with service bureaus, will be sufficient to satisfy the Company's anticipated cash requirements for at least the next twelve months. The Company does not have any long-term obligations and does not intend to incur any such obligations in the future. As the Company seeks to diversify with new telecommunication products and services, the Board of Directors, may, at its discretion, authorize the use of existing cash reserves, long term financing, or other means to finance such diversification. See "Forward Looking Information May Prove Inaccurate".

STRATEGIC CORPORATE PARTNERSHIPS

     The Company terminated its strategic corporate partnership with AT&T during the first quarter ended February 28, 1998. Net revenues from the strategic corporate partnership for the three months ended February 28, 1998 and 1997 were $5,147,432 and $5,595,612, respectively. For the quarter ending May 31, 1998, the Company expects the final revenues from the strategic corporate partnership to be less than $500,000. The Company terminated the partnership due to marketing limitations imposed upon the Company by AT&T, limiting the Company's ability to adequately contact and enlist potential new customers.

     During the three months ended February 28, 1998 the Company concluded an agreement with the long distance carrier, LCI International Telecom Corp. ("LCI"). Under this agreement the Company will provide residential long distance customer acquisition services to LCI. The Company will use all of its direct marketing channels to provide these customer acquisition services. The Company earns a commission for each successful customer installation. The agreement also calls for the Company to participate in LCI's net revenues earned from such acquired customer's residential long distance usage. Management believes that over the next twelve months, this new arrangement with LCI will replace a significant portion of the revenues previously earned under the AT&T strategic partnership. During the three months ended February 28, 1998, the Company incurred approximately $800,000 in test marketing costs related to the LCI agreement. See "Forward Looking Information May Prove Inaccurate."

THE YEAR 2000 PROBLEM

     At the time computer programs were first being written, two digits were used instead of four to define years on such programs. For example, the year "1998" was written within such computer programs as "98." As a result, at the onset of the new millennium, any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. This potential difficulty is commonly referred to as the "Year 2000 problem." The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" problem. The Company believes that all of its internal computer programs, software packages, systems and networks are "Year 2000" compliant. See "Forward Looking Information May Prove Inaccurate." Notwithstanding the foregoing, the Company is reliant on third parties, including the providers of its various services for the operation of the Company's day-to-day business. The Company cannot provide any assurances that the steps being taken by such third parties, if any, will be sufficient to eliminate any Year 2000 problem from the computer systems used by such third parties and relied upon by the Company. The Company has corresponded with such third parties, expressing its concerns about the impact of the Year 2000 problem on the Company's operations. In the event modifications and conversions to the computer systems are required by such third parties and are not completed on a timely basis, the Year 2000 problem may have a material adverse effect on the operations of the Company.

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

     (b) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the first quarter of the fiscal year ending November 30, 1998.

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

                                          QUINTEL ENTERTAINMENT, INC.

                                          By: /s/ JEFFREY L. SCHWARTZ
                                            ------------------------------------
                                                 Jeffrey L. Schwartz
                                                 Chairman and CEO

Date: April 14, 1998

                                          By: /s/ DANIEL HARVEY
                                            ------------------------------------
                                                 Daniel Harvey
                                                 Principal Financial Officer
                                                 (Chief Financial Officer)

Date: April 14, 1998