Form 10-Q
period 1998-05-31
QUINTEL ENTERTAINMENT INC
filed 1998-07-15
CIK 1000297

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 1998


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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the Registrant's common stock is 16,679,746 (as of 7/9/98).

                           QUINTEL ENTERTAINMENT, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           QUARTER ENDED MAY 31, 1998

                               ITEMS IN FORM 10-Q



                                                                            PAGE

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements                                         1

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and
                    Results of Operations                                      6

Item 3.           Quantitative and Qualitative
                    Disclosures About Market Risk                            N/A


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                           13

Item 2.           Changes in Securities
                    and Use of Proceeds                                      N/A

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


SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                            MAY 31,         NOVEMBER 30,
                                                                                             1998               1997
                                                                                       ----------------   ----------------
                                       ASSETS:                                           (UNAUDITED)
 Current assets:
     Cash and cash equivalents                                                         $      6,872,054    $    10,063,717
     Marketable securities                                                                   18,564,878         24,730,706
     Accounts receivable, trade                                                              29,684,452         46,310,960
     Deferred income taxes                                                                   12,089,827         10,021,057
     Due from related parties                                                                 2,298,323            237,485
     Prepaid expenses and other current assets                                                4,715,395          4,096,452
                                                                                       -----------------   ----------------
          Total current assets                                                               74,224,929         95,460,377

 Property and equipment, at cost, net of accumulated depreciation                             1,383,967          1,041,790
 Intangible assets, net                                                                                         19,496,608
                                                                                       -----------------   ----------------
                                                                                       $     75,608,896    $   115,998,775
                                                                                       =================   ================

                                    LIABILITIES:
 Current liabilities:
     Accounts payable                                                                  $      5,595,154    $     4,653,862
     Accrued expenses                                                                         4,321,530          7,956,308
     Reserve for customer chargebacks                                                        21,642,108         38,196,114
     Due to related parties                                                                     328,700            979,405
                                                                                       -----------------   ----------------
          Total current liabilities                                                          31,887,492         51,785,689

 Deferred income taxes                                                                                             506,789
                                                                                       -----------------   ----------------
          Total liabilities                                                                  31,887,492         52,292,478
                                                                                       -----------------   ----------------

                                STOCKHOLDERS' EQUITY:

 Preferred stock - $.001 par value; 1,000,000 shares authorized;
     none issued and outstanding
 Common stock - $.001 par value; authorized 50,000,000 shares; issued
     and outstanding 18,649,347 shares                                                           18,649             18,649
 Additional paid-in capital                                                                  39,027,700         39,027,700
 Retained earnings                                                                           12,842,001         24,663,931
 Unrealized (loss) on marketable securities                                                     (1,946)            (3,983)
                                                                                       -----------------   ----------------
                                                                                             51,886,404         63,706,297
 Common stock reacquired and held in treasury - at cost
     (1,969,601 shares in 1998)                                                             (8,165,000)
                                                                                       -----------------   ----------------
          Total stockholders' equity                                                         43,721,404         63,706,297
                                                                                       -----------------   ----------------
                                                                                       $     75,608,896    $   115,998,775
                                                                                       =================   ================


 See accompanying notes to consolidated financial statements.

QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                          ------------------------------------   ----------------------------------
                                                                         May 31,                              May 31,
                                                          ------------------------------------   ----------------------------------
                                                                1998               1997               1998              1997

 Net revenue                                              $     21,259,988    $    53,323,734    $   57,895,589    $    97,383,546
 Cost of sales                                                  19,879,813         39,537,436        46,016,387         70,054,228
                                                          -----------------   ----------------   ---------------   ----------------

          Gross profit                                           1,380,175         13,786,298        11,879,202         27,329,318

 Selling, general and administrative
     expenses                                                    3,884,520          4,523,809         8,860,133
 Goodwill impairment charge                                     18,514,435                           18,514,435          9,302,951
                                                          -----------------   ----------------   ---------------   ----------------
                                                              (21,018,780)          9,262,489      (15,495,366)         18,026,367

 Interest expense                                                 (42,462)           (19,509)          (72,909)           (37,693)
 Other income                                                      556,114            417,771         1,210,453            717,232
                                                          -----------------   ----------------   ---------------   ----------------
                                                              (20,505,128)          9,660,751      (14,357,822)         18,705,906

 (Benefit) provision for income taxes                          (4,994,814)          3,828,211       (2,535,892)          7,437,969
                                                          -----------------   ----------------   ---------------   ----------------

          Net (loss) income                               $   (15,510,314)    $     5,832,540    $ (11,821,930)    $    11,267,937
                                                          =================   ================   ===============   ================

 Basic (loss) earnings per share (Note 2):
       Net (loss) income                                  $          (.91)    $           .31    $        (.66)    $           .61
                                                          -----------------   ----------------   ---------------   ----------------
          Average shares outstanding                      $     16,957,460    $    18,528,624    $   17,794,540         18,494,574
                                                          =================   ================   ===============   ================

 Diluted (loss) income per common share (Note 2):
       Net (loss) income                                  $          (.91)    $           .31    $        (.66)    $           .60
                                                          -----------------   ----------------   ---------------   ----------------
          Average shares outstanding                      $     16,957,460    $    18,878,940    $   17,794,540    $    18,840,850
                                                          =================   ================   ===============   ================





 See accompanying notes to consolidated financial statements.

QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                               SIX MONTHS ENDED
                                                                                       ----------------------------------
                                                                                           MAY 31,           MAY 31,
                                                                                            1998              1997
                                                                                       ----------------  ---------------
 Cash flows from operating activities:
     Net (loss) income                                                                 $  (11,821,930)   $    11,267,937
     Items not affecting cash:
       Depreciation and amortization                                                         1,075,593         1,384,764
       Goodwill impairment charge                                                           18,514,435
       Reserve for customer chargebacks                                                   (16,554,006)           615,723
       Deferred income taxes                                                               (5,144,544)           172,372
       Other                                                                                 (277,301)         (512,033)
     Changes in assets and liabilities:
       Accounts receivable                                                                  16,626,508       (6,865,865)
       Prepaid expenses and other current assets                                             (618,943)           192,058
       Accounts payable                                                                        941,292         2,526,658
       Income tax payable                                                                    (408,662)         (758,606)
       Due to related parties, net                                                           (142,558)           (6,590)
       Other, principally accrued expenses                                                 (3,391,116)         1,730,557
                                                                                       ----------------  ----------------
          Net cash (used in) provided by operating activities                              (1,201,232)         9,746,975
                                                                                       ----------------  ----------------

 Cash flows from investing activities:
     Purchases of securities                                                              (43,700,000)      (20,041,473)
     Proceeds from sales of securities                                                      50,145,166        12,000,000
     Other, principally capital expenditures                                                 (435,597)         (427,699)
                                                                                       ----------------  ----------------
          Net cash provided by (used in) investing activities                                6,009,569       (8,469,172)
                                                                                       ----------------  ----------------

 Cash flows from financing activities:
     Acquisition of treasury stock                                                         (8,000,000)
     Proceeds from exercise of stock options                                                                     486,214
                                                                                       ----------------  ----------------
          Net cash (used in) provided by financing activities                              (8,000,000)           486,214
                                                                                       ----------------  ----------------

 Net (decrease) increase in cash and cash equivalents                                       (3,191,663)        1,764,017

 Cash and cash equivalents, beginning of period                                             10,063,717        14,140,987
                                                                                       ----------------  ----------------

 Cash and cash equivalents, end of period                                              $     6,872,054   $    15,905,004
                                                                                       ================  ================


 See accompanying notes to consolidated financial statements.

QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     GENERAL:

       The consolidated financial statements for the three and six month periods ended May 31, 1998 and May 31, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997. The results of operations for the three and six months ended May 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending November 30, 1998.



2.     EARNINGS PER SHARE:

       In 1997, the Financial Accounting Standards Board adopted Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Earnings per share amounts for all periods have been restated to conform to the SFAS No. 128 requirements.



                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         ---------------------------   ---------------------------
                                                           MAY 31,        MAY 31,        MAY 31,        MAY 31,
                                                            1998           1997           1998           1997
          Denominator:
             Denominator for basic earnings per
               share - weighted-average shares            16,957,460     18,528,624     17,794,540     18,494,571
             Effect of dilutive securities:
               Stock options                                                207,077                       199,478
               Warrants                                                     143,239                       146,801
                                                         ------------   ------------   ------------   ------------

             Dilutive potential common shares:
               Denominator for diluted earnings
               per share - adjusted weighted-average
               shares and assumed conversions             16,957,460     18,878,940     17,794,540     18,840,850
                                                         ============   ============   ============   ============


       Options and warrants to purchase 1,336,093 shares of common stock were outstanding for the three and six months ended May 31, 1998, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     ADVERTISING EXPENSES:

       The Company generally expenses advertising costs, which consist primarily of print, media, production, telemarketing and direct mail related charges, when the related advertising occurs. For interim purposes, certain telemarketing and production expenses are deferred and charged to operations over their expected period of benefit. All such amounts will be expensed prior to year end. Total advertising expense incurred for the three months ended May 31, 1998 and May 31, 1997 were approximately $13,900,000 and $18,162,000, respectively, and for the six months ended May 31, 1998 and May 31, 1997 were approximately $25,631,000 and $32,294,000, respectively. Included in prepaid expenses and other current assets is approximately $338,000 and $488,000 relating to prepaid advertising at May 31, 1998 and November 30, 1997, respectively.



4.     TREASURY STOCK:

       On March 13, 1998, the Company purchased from a director of the Company, 1,969,601 shares of the Company's common stock for an aggregate purchase price of $8,165,000, of which $8,000,000 was paid at closing of the transaction and $165,000 is to be paid in 12 consecutive monthly installments of $13,750. At the same time, the seller's employment by the Company was terminated and she resigned from all directorships and offices she had held at the Company or any affiliate thereof.



5.     IMPAIRMENT OF GOODWILL:

       The Company has experienced decreasing margins on its "900" entertainment services as well as significant increases in marketing expenditures related thereto. As a result, the Company has determined that it is discontinuing marketing such services as an independent revenue source. Accordingly, as required by Statement of Financial Accounting Standards No. 121 ("FAS 121"), the Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has evaluated the recoverability of its long-lived assets by measuring the carrying amount of the assets against projected undiscounted future cash flows associated with them. Applying such criteria, the Company concluded that goodwill associated with its September 1996 acquisition of the remaining 50% interest in New Lauderdale, L.C. has been impaired. As such, a non-cash charge of approximately $18.5 million, representing the remaining balance of goodwill associated with the New Lauderdale, L.C. acquisition, was recorded at May 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following is a discussion of the financial condition and results of operations of the Company for the three and six month periods ended May 31, 1998 and May 31, 1997. It should be read in conjunction with the interim condensed consolidated financial statements of the Company, the Notes thereto and other financial information included elsewhere in this report.

RECENT DEVELOPMENTS

         The Company has determined that, due to significant decreases in margins generated by its "900" entertainment services, arising, in part, from significant chargeback rate increases, and due to significant marketing cost increases associated therewith, it will discontinue marketing such services as an independent revenue source. The Company believes that its efforts and resources can be better allocated to other and new service and product offerings. As a result, the Company evaluated the long-lived assets associated with its "900" entertainment services and determined that the goodwill arising from its acquisition of the remaining 50% of New Lauderdale, L.C was impaired (see "--Goodwill Impairment Charge"). Therefore, a non-cash charge of approximately $18,500,000 was recorded in the three month period ended May 31, 1998. The Company will continue to offer such "900" entertainment services as a premium given in conjunction with the Company's other product and service packages.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 1998 AND MAY 31, 1997

         Net Revenue for the three months ended May 31, 1998 was $21,259,988 a decrease of $32,063,746, or 60%, as compared to $53,323,734, for the three months ended May 31, 1997. The decrease was attributable to decreases in net revenues from the Company's "900" number entertainment services of $28,634,755, decreases in net revenues from enhanced voice mail networks ("VM services") of $651,132 and decreases in net revenues of $9,571,099 resulting from the discontinuance of the AT&T strategic corporate partnership. See "--Strategic Corporate Partnership." Such net revenue decreases were partially offset by increases in net revenues from the Club 900 product of $1,513,234 and increases in net revenues of $3,781,755 from residential long distance customer acquisition services. See "--Strategic Corporate

Partnership". Additionally, the Company's other product and service net revenues increased $1,498,252 over the comparable prior year's quarter. The other product and service revenues were principally derived from the Company's cellular phone related activities. For the three months ended May 31, 1998, "900" entertainment services, residential long distance customer acquisition services, Club 900 product memberships, VM services and other products approximated 27%, 18%, 22%, 23% and 10% of net revenues, respectively. For the three months ended May 31, 1997, "900" entertainment services, the AT&T strategic corporate partnership, Club 900 product memberships, VM services and other products approximated 63%, 18%, 6%, 11% and 2% of net revenues, respectively.

The provisions for chargebacks for the three months ended May 31, 1998 were $16,041,314, a decrease of $4,574,811, or 22%, as compared to $20,616,125 for the three months ended May 31, 1997. The decrease is primarily attributable to significantly reduced "900" entertainment services gross revenue, and its corresponding effect on chargeback allowances during the quarter ended May 31, 1998, when compared to the comparable prior year's quarter. This reduction in the total chargeback allowance was primarily offset by increases in the actual chargeback rate experienced for the Company's "900" entertainment services during the three months ended May 31, 1998. See "- Goodwill Impairment Charge".

The Company's VM service's actual chargeback rate experience increased during the quarter ended May 31, 1998 (41% of related gross sales) when compared to the three months ended May 31, 1997 (23% of related gross sales). This increase in VM service chargebacks is attributable to a significant increase in customer service refunds and credits being issued by the Local Exchange Carriers in the quarter ended May 31, 1998 as compared to the quarter ended May 31, 1997. The Company believes that the increase in such refunds and credits resulted from changes in Local Exchange Carriers' customer refund policies. The Local Exchange Carriers made such changes in response to concerns expressed by governmental regulatory authorities regarding the necessity to make it easier for customers to have charges which they claim were unauthorized removed from their telephone bills.

See "Legal Proceedings." The Company believes that the customer service policy changes implemented by the Local Exchange Carriers also contributed to the increased chargebacks required by the Company's "900" entertainment services.

During the three months ended May 31, 1998, gross revenues from "900" entertainment services were approximately $16,566,640, with corresponding chargeback allowances of approximately $10,840,588, resulting in an approximate chargeback allowance rate of 65%. During the three months ended May 31, 1997, gross revenues from the "900" entertainment services were approximately $51,394,975, with corresponding chargeback allowances of approximately $17,034,168, resulting in an approximate chargeback rate of 33%. During the three months ended May 31, 1998, gross revenues from VM services and Club 900 memberships were $8,203,187 and $6,130,766, respectively, as compared to $7,112,397 and $4,981,935, respectively, for the three months ended May 31, 1997. The chargeback allowances recognized during the three months ended May 31, 1998 for the Company's VM services and Club 900 memberships were $3,371,610 (41%) and $1,446,555 (24%), respectively, as compared to $1,629,688 (23%) and
$1,810,958 (36%), respectively, during the quarter ended May 31, 1997. The Company's other products and services contributed an immaterial amount to chargebacks during the quarters ended May 31, 1998 and 1997. The Company's residential long distance customer acquisition service revenues are not encumbered by chargebacks.

Cost of revenues for the three months ended May 31, 1998 was $19,879,814, a decrease of $19,657,623, or 50%, as compared to $39,537,436 for the three months ended May 31, 1997. The decrease is directly attributable to reductions in service bureau fees related to the decrease in the Company's "900" entertainment services and decreases in advertising costs expended for such services. These decreases were offset by increases in service bureau fees and marketing costs related to the gross revenue increases recognized in the Company's VM services, Club 900 product and residential long distance customer acquisition services. Additionally, costs incurred by the Company for continued test marketing of the prepaid cellular phone business, which approximated $1,600,000 during the three months ended May 31, 1998, further offset such decreases.

Cost of revenues as a percentage of gross revenues decreased to approximately 53% for the quarter ended May 31, 1998 from approximately 54% for the quarter ended May 31, 1997. This gross margin improvement is primarily attributable to the Company's significant reduction in marketing expenditures related to its "900" entertainment services division, which have a higher cost per unit of sale than the Company's other services. As a result of such increased costs per unit of sale for its "900" services, coupled with the significant chargeback rate increases, as discussed above, the Company has elected to discontinue marketing the "900" entertainment services as an independent revenue source. See "--Goodwill Impairment Charge". In future quarters, the "900" entertainment services will be offered as a premium, given in conjunction with the Company's other product and service packages.

         Gross revenues for the quarter ended May 31, 1998 were approximately $37,301,302, with marketing costs of approximately $11,229,938, or 30% of such gross revenues. Gross revenues for the quarter ended May 31, 1997 were approximately $73,939,602, with marketing costs of approximately $18,162,000, or 25% of such gross revenues. Service bureau fees for the three months ended May 31, 1998 and 1997 were approximately $8,649,876 and $22,330,224, respectively. This decrease of $13,680,348 was primarily attributable to the Company's decrease in "900" entertainment service revenues and its corresponding reduction in service bureau usage. This decrease was partially offset by increased service bureau fees relating to the Company's increase in gross revenue activity from VM services, Club 900 memberships and residential long distance customer acquisitions.

Selling, general and administrative expenses (SG&A) for the three months ended May 31, 1998 were $3,884,520, a decrease of $638,289, or 14%, as compared to $4,523,809 for the three months ended May 31, 1997. The significant portion of the decrease is attributable to reductions in officers' compensation of $544,452.

         Other income for the three months ended May 31, 1998 and 1997 consisted primarily of interest income. For the quarter ended May 31, 1998, interest income was $556,114, an increase of $138,343, or 33%, as compared to $417,771 for the quarter ended May 31, 1997. The increase is attributable to interest earned on the Company's marketable securities, consisting primarily of direct U.S. government obligations, and interest earned on funds held in reserve for future chargebacks by the Company's primary service bureau. See "--Liquidity and Capital Resources".

The Company's (benefit) provision for income taxes is the result of the combination of federal statutory rates and required state statutory rates applied to pre-tax income (loss). This combined effective rate was (24.4%) and 39.6% for the three months ended May 31, 1998 and 1997, respectively. The Company's effective tax rate is higher than the federal statutory rate due to the addition of state income taxes and certain expenses recognized for financial reporting purposes that are not deductible for federal income tax purposes. On May 31, 1998, the Company recorded a goodwill impairment charge of approximately $18.5 million. See "-- Goodwill Impairment Charge". The book basis of such goodwill exceeded the tax basis by approximately $7.5 million. It is the recognition of this permanent difference that causes the tax benefit recognized in the three months ended May 31, 1998 to be less than the combination of the federal and applicable state statutory rates.

SIX MONTHS ENDED MAY 31, 1998 AND MAY 31, 1997

Net revenue for the six months ended May 31, 1998 was $57,895,589 a decrease of $39,487,962, or 41%, as compared to $97,383,546, for the six months ended May 31, 1997. The decrease was attributable to decreases in net revenues from the Company's "900" number entertainment services of $42,516,168 and decreases in net revenues of $10,187,064 resulting from the discontinuance of the AT&T strategic corporate partnership. See "-- Strategic Corporate Partnership." Such net revenue decreases were partially offset by increases in net revenues from the Club 900 product of $5,684,130, increases in net revenues from the enhanced voice mail networks ("VM services") of $1,564,953 and increases in net revenues of $3,781,754 from residential long distance customer acquisition services. See "-- Strategic Corporate Partnership." Additionally, the Company's other product and service net revenues increased $2,184,432 over the comparable prior year's period. The other product and service revenues were principally derived from the Company's cellular phone related activities. For the six months ended May 31, 1998, "900" entertainment services, the AT&T strategic corporate partnership, residential long distance customer acquisition services, Club 900 product memberships, VM services and other products approximated 42%, 9%, 6%, 16%, 21% and 6% of net revenues, respectively. For the six months ended May 31, 1997, "900" entertainment services, the AT&T strategic corporate partnership, Club 900 product memberships, VM services and other products approximated 68%, 16%, 4%, 11% and 1% of net revenues, respectively.

The provisions for chargebacks for the six months ended May 31, 1998 were $40,931,953, an increase of $5,280,681, or 15%, as compared to $35,651,272 for the six months ended May 31, 1997. The increase is primarily attributable to increases in the actual chargeback rate experienced for the Company's "900" entertainment services for the six months ended May 31, 1998 as compared to the actual chargebacks experienced during the comparable prior year's period.
See "-- Goodwill Impairment Charge."

The Company's VM services's actual chargeback rate experience increased during the six months ended May 31, 1998 (40% of related gross sales). This increase in VM service chargebacks is attributable to a significant increase in customer service refunds and credits being issued by the Local Exchange Carriers in the six month period ended May 31, 1998, as compared to the prior year's comparable period. The Company believes that the increase in such service refunds and credits resulted from changes in Local Exchange Carriers' customer refund policies. The Local Exchange Carriers made such changes in response to concerns expressed by governmental regulatory authorities regarding the necessity to make it easier for customers to have charges which they claim were unauthorized removed from their telephone bills. See "Legal Proceedings." The Company believes that the customer service policy changes implemented by the Local Exchange Carriers also contributed to the increased chargebacks recognized by the Company's "900" entertainment services.

During the six months ended May 31, 1998, gross revenues from "900" entertainment services were approximately $50,046,531, with corresponding chargeback allowances of approximately $25,741,779, resulting in an approximate chargeback rate of 51%. During the six months ended May 31, 1997, gross revenues from the "900" entertainment services were approximately $96,021,127, with corresponding chargeback allowances of approximately $29,200,207, resulting in an approximate chargeback rate of 30%. Additionally, the provisions for chargebacks increased as a result of an increase in gross revenue volumes in the Company's VM services and 900 Club memberships. During the six months ended May 31, 1998, gross revenues from VM services and Club 900 memberships were $19,701,973 and $15,686,147, respectively, as compared to $14,585,702 and
$5,632,516, respectively, for the six months ended May 31, 1997. The chargeback allowances recognized during the six months ended May 31, 1998 for the Company's VM services and Club 900 memberships were $7,790,376 (40%) and $6,428,752 (41%), respectively, as compared to $4,239,058 (29%) and $2,059,251 (37%), respectively, for the six months ended May 31, 1997. The Company's other products and services contributed an immaterial amount to chargebacks during the six month periods ended May 31, 1998 and 1997. The Company's residential long distance customer acquisition service revenues and the AT&T strategic corporate partnership revenues are not encumbered by chargebacks.

Cost of revenues for the six months ended May 31, 1998 was $46,016,387, a decrease of $24,037,841, or 34%, as compared to $70,054,228 for the six months ended May 31, 1997. The decrease is directly attributable to reductions in service bureau fees related to the decrease in the Company's "900" entertainment services and decreases in advertising costs expended for such services. These decreases were offset by increases in service bureau fees and marketing costs related to the gross revenue increases recognized in the Company's VM services, Club 900 product and residential long distance customer acquisition services. Additionally, costs incurred by the Company for continued test marketing of the prepaid cellular phone business, which approximated $3,100,000 during the six months ended May 31, 1998, further offset such decreases.

Cost of revenues as a percentage of gross revenues decreased to approximately 47% for the six months ended May 31, 1998 from approximately 53% for the six months ended May 31, 1997. This gross margin improvement is primarily attributable to the Company's significant reduction in marketing expenditures related to its "900" entertainment services division, which have a higher cost per unit of sale than the Company's other services. As a result of such increased costs per unit of sale for its "900" services, coupled with the significant chargeback rate increases, as discussed previously, the Company has elected to discontinue marketing the "900" entertainment services as an independent revenue source. See "-- Goodwill Impairment Charge". In future quarters, the "900" entertainment services will be offered as a premium, given in conjunction with the Company's other product and service packages.

Gross revenues for the six months ended May 31, 1998 were approximately $98,827,543, with marketing costs of approximately $25,631,285, or 26% of such gross revenues. Gross revenues for the six months ended May 31, 1997 were approximately $133,034,823, with marketing costs of approximately $32,294,000, or 24% of such gross revenues. Service bureau fees for the six months ended May 31, 1998 and 1997 were approximately $20,385,108 and $37,760,228, respectively. This decrease of $17,375,120 was primarily attributable to the Company's decrease in "900" entertainment service revenues and its corresponding reduction in service bureau usage. This decrease was partially offset by increased service bureau fees relating to the Company's increase in gross revenue activity from VM services, Club 900 memberships and residential long distance customer acquisitions.

Selling, general and administrative expenses (SG&A) for the six months ended May 31, 1998 were $8,860,133, a decrease of $442,318, or 5% as compared to $9,302,951 for the six months ended May 31, 1997. The significant portion of the decrease is attributable to reductions in officers' compensation of approximately $907,000, offset by decreases in amortization expense of approximately $355,000.

     Other income for the six months ended May 31, 1998 and 1997 consisted primarily of interest income. For the six months ended May 31, 1998, interest income was $1,210,453, an increase of $492,221, or 69%, as compared to $717,232 for the six months ended May 31, 1997. The increase is attributable to interest earned on the Company's marketable securities, consisting primarily of direct U.S. government obligations and interest earned on funds held in reserve for future chargebacks by the Company's primary service bureau. See "-- Liquidity and Capital Resources".

     The Company's (benefit) provision for income taxes is the result of the combination of federal statutory rates and required state statutory rates applied to pre-tax income (loss). This combined effective rate was (17.7%) and 39.7% for the six months ended May 31, 1998 and 1997, respectively. The Company's effective tax rate is higher than the federal statutory rate due to the addition of state income taxes and certain expenses recognized for financial reporting purposes that are not deductible for federal income tax purposes. On May 31, 1998, the Company recorded a goodwill impairment charge of approximately $18.5 million. See "-- Goodwill Impairment Charge". The book basis of such goodwill exceeded the tax basis by approximately $7.5 million. It is the recognition of this permanent difference that causes the tax benefit recognized in the six months ended May 31, 1998 to be less than the combination of the federal and applicable state statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 1998, the Company had working capital of $42,346,561, a decrease of $1,328,127, or 3%, as compared to $43,674,688 in working capital at November 30, 1997. On March 13, 1998, the Company had purchased from Claudia Newman Hirsch, a former director and officer, 1,969,601 shares of the Company's common stock for an aggregate purchase price of $8,165,000, of which $8,027,500 was paid within the quarter ended May 31, 1998. The balance of $137,500 is to be paid in 10 consecutive monthly installments of $13,750. After giving effect to the use of cash associated with such share purchase, the Company generated strong cash flows, as indicated by a $4,727,721 increase in marketable securities and cash balances during the six months ended May 31, 1998, when compared to marketable securities and cash balances at November 30, 1997 of $28,736,711. During the previous eleven months (August 1, 1997 to June 30, 1998), the Company recognized substantial increases in chargebacks experienced on its "900" entertainment service revenues. Pursuant to such increased chargebacks, two of the Company's service providers instituted a cash reserve policy. Under this cash reserve policy, the service providers withhold cash flows from carrier collections in amounts that approximate the Company's future expected chargebacks, as they relate to each service provider. As of May 31, 1998, the reserves withheld approximated $18,429,000 and are included in the Company's accounts receivable. Historically, the Company has financed its working capital requirements principally through cash flow from operations and receivables financing. Although the Company is not currently dependent on cash flow from receivables financing, credit lines for this purpose are being maintained and the Company may avail itself of such financing in the future. See "Forward Looking Information May Prove Inaccurate."

The Company's primary cash requirements have been to fund the cost of advertising and promotion. Additional funds will be used in the purchasing of equipment and services in connection with the commencement of several new business lines and further development of businesses currently being test marketed. The Company currently has no other plans or material commitments for capital expenditures or significant working capital demands. Under currently proposed operating plans and assumptions (including the substantial costs associated with the Company's advertising and marketing activities), management believes that projected cash flows from operations, and available cash resources, including available financing arrangements with service bureaus, will be sufficient to satisfy the Company's anticipated cash requirements for at least the next twelve months. The Company does not have any long-term obligations and does not intend to incur any such obligations in the future. As the Company seeks to diversify with new telecommunication products and services, the Company may use existing cash reserves, long-term financing, or other means to finance such diversification. See "Forward Looking Information May Prove Inaccurate."

IMPAIRMENT OF GOODWILL

The Company has experienced decreasing margins on its "900" entertainment services as well as significant increases in marketing expenditures related thereto. As a result, the Company has determined that it is discontinuing marketing such services as an independent revenue source. Accordingly, as required by Statement of Financial Accounting Standards No. 121 ("FAS 121"), the Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has evaluated the recoverability of its long-lived assets by measuring the carrying amount of the assets against projected undiscounted future cash flows associated with them. Applying such criteria, the Company concluded that goodwill associated with its September 1996 acquisition of the remaining 50% interest in New Lauderdale, L.C. has been impaired. As such, a non-cash charge of approximately $18.5 million, representing the remaining balance of goodwill associated with the New Lauderdale, L.C. acquisition, was recorded at May 31, 1998.

STRATEGIC CORPORATE PARTNERSHIP

The Company terminated its strategic corporate partnership with AT&T during the first quarter of fiscal 1998. Net revenues from the strategic corporate partnership for the six months ended May 31, 1998 and 1997 were $4,979,647 and $15,166,711, respectively. The Company terminated the partnership due to marketing limitations imposed upon the Company by AT&T, limiting the Company's ability to adequately contact and enlist potential new customers.

During the first quarter of fiscal 1998 the Company entered into an agreement with the long distance carrier, LCI International Telecom Corp. ("LCI"). Under this agreement the Company will provide residential long distance customer acquisition services to LCI. The Company will use all of its direct marketing channels to provide these customer acquisition services. The Company earns a commission for each successful customer installation. The agreement also calls for the Company to participate in LCI's net revenues earned from such acquired customer's residential long distance usage.

During the three months ended May 31, 1998, the Company recorded revenues of approximately $3,781,755 under the LCI agreement, as compared to AT&T strategic partnership revenues of $9,571,099 recorded during the three months ended May 31, 1997. To date, the results of the LCI program have not met Management's expectations.

THE YEAR 2000 PROBLEM

At the time computer programs were first being written, two digits were used instead of four to define years on such programs. For example, the year "1998" was written within such computer programs as "98". As a result, at the onset of the new millennnium, any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. This potential difficulty is commonly referred to as the "Year 2000 Problem". The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Problem. The Company presently believes that all of its internal computer programs, software packages, systems and networks are "Year 2000" compliant. See "Forward Looking Information May Prove Inaccurate". Notwithstanding the foregoing, the Company is reliant on third parties for the operation of the Company's day-to-day business, including its service providers. The Company cannot provide any assurances that the steps being taken by such third parties, if any, will be sufficient to eliminate the Year 2000 Problem from the computer systems used by such third parties and relied upon by the Company. The Company has corresponded with such third parties and expressed its concerns about the impact of the Year 2000 Problem on the Company's operations. In the event modifications and conversions to computer systems are required by such third parties and are not completed on a timely basis, the Year 2000 Problem may have a material impact on the operations of the Company.

                                     PART II

                                OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS.


         On May 4, 1998, in the United States District Court for the Southern District of New York, a class action lawsuit was filed against the Company, Jeffrey Schwartz and Daniel Harvey. Mr. Schwartz is the Chairman and Chief Executive Officer of the Company and Mr. Harvey is the Chief Financial Officer of the Company. The plaintiffs in such action allege that the defendants misrepresented that, as a result of improved collection procedures for the Company's accounts receivable and the Company's expanded business relationship with AT&T, the Company had achieved record operating results for the fiscal quarter ended May 31, 1997. The plaintiffs further allege that such statements caused the Company's Common Stock to trade at inflated prices, and certain of the defendants benefitted therefrom by selling shares of the Company's Common Stock during such period. The amount of damages sought has not yet been quantified. The defendants do not believe that there is any merit to the allegations, and intend to vigorously defend the action, which is still in the pleadings stage. No assurance can be given, however, that the outcome of such lawsuit will not have a materially adverse impact upon the operations of the Company. See "Forward Looking Information May Prove Inaccurate."

         At the request of the Federal Communications Commission, a group of the largest Local Exchange Carriers (the "LECs") have been asked to develop a set of voluntary Best Practices Guidelines (the "Guidelines") with regard to the problem of "cramming" -- unauthorized, deceptive or ambiguous charges included on end-user customers' monthly local telephone bills. The cramming problem has increasingly been receiving a great deal of attention from federal and state legislators, regulatory agencies, and law enforcement agencies throughout the country. Certain members of Congress are presently preparing draft legislation to combat the cramming problem. The Guidelines and legislation, if promulgated, will require that service providers obtain detailed and documented authorization from end users prior to billing for miscellaneous products or services. Advertising for products and services to be billed through a certain type of billing mechanism known as the "4250 billing mechanism" will need to be pre-approved by the LECs and clearinghouses prior to their billing. In turn, the LECs will have broad discretionary powers to assess administrative charges to service providers when a charge for a product or service not pre-approved by the LEC, and/or authorized by the end user, is placed on a customer's bill. As the Company employs the 4250 billing mechanism to bill for products and services, the Guidelines (and possible legislation) will impact on, and need to be taken into account in formulating the Company's business practices in the future.

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


                  (b)      REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the second quarter of the fiscal year ending November 30, 1998.

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


                                         QUINTEL ENTERTAINMENT, INC.


                                         By:/s/ Jeffrey L. Schwartz
                                            ------------------------------------
                                         Jeffrey L. Schwartz
Date:             July 15, 1998          Chairman and CEO





                                         By:/s/ Daniel Harvey
                                            ------------------------------------
                                         Daniel Harvey
                                         Principal Financial Officer
Date:             July 15, 1998          (Chief Financial Officer)