Form 10-Q
period 1998-08-31
QUINTEL COMMUNICATIONS INC
filed 1998-10-15
CIK 1000297

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED AUGUST 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-27046

                            ------------------------

                          QUINTEL COMMUNICATIONS, INC.
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's common stock is 16,679,746 (as of 10/14/98).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          QUINTEL COMMUNICATIONS, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                         QUARTER ENDED AUGUST 31, 1998

                               ITEMS IN FORM 10-Q

                                                                          PAGE
                                                                          ----
PART I      FINANCIAL INFORMATION
Item 1.     Financial Statements........................................     2
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     6
Item 3.     Quantitative and Qualitative Disclosures About Market
            Risk........................................................  None
PART II     OTHER INFORMATION
Item 1.     Legal Proceedings...........................................    13
Item 2.     Changes in Securities and Use of Proceeds...................  None
Item 3.     Defaults Upon Senior Securities.............................  None
Item 4.     Submission of Matters to a Vote of Security Holders.........    14
Item 5.     Other Information...........................................  None
Item 6.     Exhibits and Reports on Form 8-K............................    15
SIGNATURES

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              AUGUST 31,     NOVEMBER 30,
                                                                 1998            1997
                                                              -----------    ------------
                                                                      (UNAUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents.................................  $ 7,069,175    $ 10,063,717
  Marketable securities.....................................   16,928,831      24,730,706
  Accounts receivable, trade................................   26,373,163      46,310,960
  Deferred income taxes.....................................   11,516,822      10,021,057
  Due from related parties..................................    3,527,601         237,485
  Prepaid expenses and other current assets.................    3,985,337       4,090,452
                                                              -----------    ------------
          Total current assets..............................   69,400,929      95,460,377
Property and equipment, at cost, net of accumulated
  depreciation..............................................    2,177,900       1,041,790
Intangible assets, net......................................                   19,496,608
                                                              -----------    ------------
                                                              $71,578,829    $115,998,775
                                                              ===========    ============
LIABILITIES:
Current liabilities:
  Accounts payable..........................................  $ 6,797,284    $  4,653,862
  Accrued expenses..........................................    4,071,081       7,956,308
  Reserve for customer chargebacks..........................   15,858,805      38,196,114
  Due to related parties....................................    1,115,244         979,405
                                                              -----------    ------------
          Total current liabilities.........................   27,842,414      51,785,689
Deferred income taxes.......................................                      506,789
                                                              -----------    ------------
          Total liabilities.................................   27,842,414      52,292,478
                                                              -----------    ------------
STOCKHOLDERS' EQUITY:
Preferred stock -- $.001 par value; 1,000,000 shares
  authorized; none issued and outstanding...................
Common stock -- $.001 par value; authorized 50,000,000
  shares; issued and outstanding 18,649,347 shares..........       18,649          18,649
Additional paid-in capital..................................   39,027,700      39,027,700
Retained earnings...........................................   14,302,910      24,663,931
Unrealized (loss) on marketable securities..................       (3,060)         (3,983)
                                                              -----------    ------------
                                                               53,346,199      63,706,297
Common stock reacquired and held in treasury -- at cost
  2,519,601 shares..........................................   (9,609,784)
                                                              -----------    ------------
          Total stockholders' equity........................   43,736,415      63,706,297
                                                              -----------    ------------
                                                              $71,578,829    $115,998,775
                                                              ===========    ============

          See accompanying notes to consolidated financial statements.

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                     --------------------------    -----------------------------
                                     AUGUST 31,     AUGUST 31,      AUGUST 31,      AUGUST 31,
                                        1998           1997            1998            1997
                                     -----------    -----------    ------------    -------------
Net revenue........................  $16,509,577    $44,688,568    $ 74,405,166    $ 142,072,114
Cost of sales......................   11,438,705     40,536,398      57,455,092      110,590,626
                                     -----------    -----------    ------------    -------------
  Gross profit.....................    5,070,872      4,152,170      16,950,074       31,481,488
Selling general and administrative
  expenses.........................    3,503,384      4,336,142      12,363,517       13,639,093
Goodwill impairment charge.........                                  18,514,435
                                     -----------    -----------    ------------    -------------
                                       1,567,488       (183,972)    (13,927,878)      17,842,395
Interest expense...................      (57,062)       (19,440)       (129,971)         (57,133)
Other income.......................      545,398        510,461       1,755,851        1,227,693
                                     -----------    -----------    ------------    -------------
  Income (loss) before provision
     for income taxes..............    2,055,824        307,049     (12,301,998)      19,012,955
Provision (benefit) for income
  taxes............................      594,922        122,820      (1,940,977)       7,560,789
                                     -----------    -----------    ------------    -------------
  Net income (loss)................  $ 1,460,902    $   184,229    $(10,361,021)   $  11,452,166
                                     ===========    ===========    ============    =============
Basic earnings (loss) per share
  (Note 2):
  Net income (loss)................  $       .09    $       .01    $       (.60)   $         .62
                                     -----------    -----------    ------------    -------------
     Average shares outstanding....   16,543,638     18,601,751      17,374,571       18,530,707
                                     ===========    ===========    ============    =============
Diluted income (loss) per common
  share (Note 2):
  Net income (loss)................  $       .09    $       .01    $       (.60)   $         .61
                                     -----------    -----------    ------------    -------------
     Average shares outstanding....   16,551,950     18,975,763      17,374,571       18,817,821
                                     ===========    ===========    ============    =============

          See accompanying notes to consolidated financial statements.

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              ------------------------------
                                                               AUGUST 31,       AUGUST 31,
                                                                  1998             1997
                                                              -------------    -------------
Cash flows from operating activities:
  Net (loss) income.........................................  $ (10,361,021)   $  11,452,166
  Items not affecting cash:
     Depreciation and amortization..........................      1,150,334        2,014,704
     Goodwill impairment charge.............................     18,514,435
     Reserve for customer chargebacks.......................    (22,337,309)      11,460,263
     Deferred income taxes..................................    (11,786,126)      (2,233,539)
     Other..................................................       (302,829)        (896,002)
  Changes in assets and liabilities:
     Accounts receivable....................................     19,937,797       (9,694,496)
     Prepaid expenses and other current assets..............        111,115         (323,259)
     Accounts payable.......................................      2,143,422        1,189,412
     Income tax payable.....................................                      (2,068,188)
     Due to related parties, net............................      6,629,295         (367,434)
     Other, principally accrued expenses....................     (3,885,227)       3,769,482
                                                              -------------    -------------
       Net cash (used in) provided by operating
          activities........................................       (186,114)      14,303,109
                                                              -------------    -------------
Cash flows from investing activities:
  Purchases of securities...................................    (59,503,000)     (48,661,416)
  Proceeds from sales of securities.........................     67,606,000       32,000,000
  Other, principally capital expenditures...................     (1,301,644)        (736,259)
                                                              -------------    -------------
       Net cash provided by (used in) investing
          activities........................................      6,801,356      (17,397,675)
                                                              -------------    -------------
Cash flows from financing activities:
  Acquisition of treasury stock.............................     (9,609,784)
  Proceeds from exercise of stock options...................                       1,167,231
                                                              -------------    -------------
       Net cash (used in) provided by financing
          activities........................................     (9,609,784)       1,167,231
                                                              -------------    -------------
Net decrease in cash and cash equivalents...................     (2,994,542)      (1,927,335)
Cash and cash equivalents, beginning of period..............     10,063,717       14,140,987
                                                              -------------    -------------
Cash and cash equivalents, end of period....................  $   7,069,175    $  12,213,652
                                                              =============    =============

          See accompanying notes to consolidated financial statements.

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL:

     The consolidated financial statements of Quintel Communications, Inc. and Subsidiaries, formerly known as Quintel Entertainment, Inc. and Subsidiaries, for the three and nine month periods ended August 31, 1998 and August 31, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997. The results of operations for the three and nine months ended August 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending November 30, 1998.

2.  EARNINGS PER SHARE:

     In 1997, the Financial Accounting Standards Board adopted Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Earnings per share amounts for the 1997 periods have been restated to conform to the SFAS No. 128 requirements.

                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                        -----------------------   -----------------------
                                        AUGUST 31,   AUGUST 31,   AUGUST 31,   AUGUST 31,
                                           1998         1997         1998         1997
                                        ----------   ----------   ----------   ----------
Denominator:
  Denominator for basic earnings per
     share -- weighted-average
     shares...........................  16,543,638   18,601,751   17,374,571   18,530,707
  Effect of dilutive securities:
     Stock options....................       8,312      297,701                   172,938
     Warrants.........................                   76,311                   114,176
                                        ----------   ----------   ----------   ----------
  Dilutive potential common shares:
     Denominator for diluted earnings
       per share -- adjusted
       weighted-average shares and
       assumed conversions............  16,551,950   18,975,763   17,374,571   18,817,821
                                        ==========   ==========   ==========   ==========

     Options and warrants to purchase 1,313,561 shares of common stock were outstanding for the nine months ended August 31, 1998, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

3.  ADVERTISING EXPENSES:

     The Company generally expenses advertising costs, which consist primarily of print, media, production, telemarketing and direct mail related charges, when the related advertising occurs. For interim purposes, certain telemarketing and production expenses are deferred and charged to operations over their expected period of benefit. All such amounts will be expensed prior to year end. Total advertising expense incurred for the three months ended August 31, 1998 and August 31, 1997 were approximately $8,982,000 and $17,214,000, respectively and for the nine months ended August 31, 1998 and August 31, 1997 were approximately $35,701,000 and $49,509,000, respectively. Included in prepaid expenses and other current assets is approximately $213,000 and $488,000 relating to prepaid advertising at August 31, 1998 and November 30, 1997, respectively.

4.  TREASURY STOCK:

     During the nine months ended August 31, 1998, the Company purchased 2,519,601 shares of its common stock at an aggregate cost of $9,609,784.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following is a discussion of the financial condition and results of operations of the Company for the three and nine month periods ended August 31, 1998 and August 31, 1997. It should be read in conjunction with the interim condensed consolidated financial statements of the Company, the notes thereto and other financial information included elsewhere in this report.

RECENT DEVELOPMENTS

     The Company recorded a non-cash charge of approximately $18,500,000 during the nine month period ended August 31, 1998 regarding an impairment charge taken against a long lived goodwill asset (see "-- Goodwill Impairment Charge"). During the six month period ended May 31, 1998, the Company determined that due to significant decreases in margins generated by its "900" entertainment services, arising, in part, from significant chargeback rate increases, and due to significant marketing cost increases associated therewith, it would discontinue marketing such services as an independent revenue source. The Company believes that its efforts and resources can be better allocated to other and new service and product offerings. As a result, the Company evaluated the long-lived assets associated with its "900" entertainment services and determined that the goodwill arising from its acquisition of the remaining 50% of New Lauderdale, L.C. was impaired. The Company will continue to offer such "900" entertainment services as a premium in conjunction with the Company's other product and service packages.

RESULTS OF OPERATIONS

  Three Months Ended August 31, 1998 and August 31, 1997

     Net Revenue for the three months ended August 31, 1998 was $16,509,577, a decrease of $28,178,991, or 63%, as compared to $44,688,568 for the three months ended August 31, 1997. The decrease was attributable to previously anticipated reductions in net revenues from the Company's "900" number entertainment services of $28,713,955 and decreases in net revenues of $7,849,599 resulting from the discontinuance of the AT&T strategic corporate partnership. See
"-- Strategic Corporate Relationships." Such net revenue decreases were partially offset by increases in net revenues from enhanced voice mail networks and other enhanced services ("enhanced services") of $1,744,583, increases in net revenues of $4,488,786 from residential long distance customer acquisition services (see "-- Strategic Corporate Relationships") and increases in net revenues from conventional cellular phone customer acquisitions of $1,849,286. Additionally, the Company's other product and service net revenues increased $301,907 over the comparable prior year's quarter. The other product and service revenues were principally derived from the Company's Club 900 product, supplemented by revenues from the Company's prepaid cellular phone activities. For the three months ended August 31, 1997, "900" entertainment services, residential long distance customer acquisition services, Club 900 product memberships, enhanced services and other products approximated 64%, 18%, 8%, 9% and 1% of net revenues, respectively. For the three months ended August 31, 1998, "900" entertainment services, residential long distance customer acquisition services, Club 900 product memberships, enhanced services, conventional cellular customer acquisitions and other products approximated 0%, 27%, 24%, 34%, 11% and 4% of net revenues, respectively.

     The provisions for chargebacks for the three months ended August 31, 1998 were $8,321,599, a decrease of $27,323,172, or 77%, as compared to approximately $35,645,000 for the three months ended August 31, 1997. Ninety four percent (94%) of such decrease, or $25,667,025, is attributable to the Company's discontinuance of marketing "900" entertainment pay per call services as an independent revenue source, and its corresponding effect on chargeback allowances during the quarter ended August 31, 1998. Additionally, during the quarter ended August 31, 1998, chargebacks on the Company's Club 900 product decreased $5,475,780 when compared to the prior comparable quarter. This was due to a reduction in gross revenue for such products from $10,284,894 earned in the quarter ended August 31, 1997 compared with $5,075,333 earned in the quarter ended August 31, 1998, resulting from decreases in Club 900 product enrollments. Club 900 product members are enrolled during a "900" entertainment service call and the discontinuance of marketing the Company's "900" entertainment services as an independent revenue source resulted in such reduction of Club 900 product enrollments. The decrease in chargebacks was further supplemented by improved chargeback experience realized on the Club 900 product during the three months ended August 31, 1998.

     The Company's enhanced services' actual chargeback rate experience increased during the quarter ended August 31, 1998 (51% of related gross sales) when compared to the three months ended August 31, 1997 (45% of related gross sales). This increase in enhanced service chargebacks is attributable to a significant increase in customer service refunds and credits being issued by the Local Exchange Carriers in the quarter ended August 31, 1998 as compared to the quarter ended August 31, 1997. The Company believes that the increase in such refunds and credits resulted from changes in Local Exchange Carriers' customer refund policies. The Local Exchange Carriers made such changes in response to concerns expressed by governmental regulatory authorities regarding the necessity to make it easier for customers to have charges which they claim were unauthorized removed from their telephone bills. See "Legal Proceedings."

     During the three months ended August 31, 1998, "900" entertainment services, on a pay per call basis, were repositioned and offered as a premium to entice potential customers to acquire other products and services marketed by the Company. This process offered a free psychic reading, ranging from two to ten minutes, after which time, the call became billable. During the three months ended August 31, 1998, the Company recorded approximately $8,133,000 in billable usage, offset by related chargebacks of approximately $3,227,000, with respect to such premium offered calls that exceeded the free time limits. The net effect of this premium focused activity of approximately $4,906,000 was recorded by the Company as an offsetting component included in cost of sales, partially offsetting the costs of marketing pursuant to the Company's repositioned use of such activity. The Company anticipates such net premium usage to significantly decrease in future periods. See "Forward Looking Information May Prove Inaccurate." During the three months ended August 31, 1998, the "900" entertainment/premium offering's approximate chargeback rate was 40% compared to approximately 47% recognized during the three months ended August 31, 1997, with gross revenue during the three months ended August 31, 1997 from the "900" entertainment services of approximately $54,381,000 and corresponding chargeback allowances of approximately $25,667,000. During the three months ended August 31, 1998, gross revenues from enhanced services and Club 900 product memberships were $11,414,713 and $5,075,333, respectively, as compared to $7,156,265 and $10,284,894, respectively, for the three months ended August 31, 1997. The chargeback allowances recognized during the three months ended August 31, 1998 for the Company's enhanced services and Club 900 product memberships were $5,765,797 (51%) and $1,147,870 (23%), respectively, as compared to $3,251,932
(45%) and $6,623,650 (64%), respectively, during the quarter ended August 31, 1997. The Company's combined prepaid and conventional cellular activity chargebacks approximated $1,395,000 during the three months ended August 31, 1998. These activities were primarily inactive during the three months ended August 31, 1997. The Company's other products and services contributed an immaterial amount to chargebacks during the quarters ended August 31, 1998 and 1997. The Company's residential long distance customer acquisition service revenues are not encumbered by chargebacks.

     Cost of revenues for the three months ended August 31, 1998 was $11,438,705, a decrease of $29,097,693, or 72%, as compared to $40,536,398 for the three months ended August 31, 1997. The decrease is directly attributable to reductions in service bureau fees related to decreases in the Company's "900" entertainment services and Club 900 product membership enrollments and decreases in advertising costs expended for such services. Additionally, the decrease is attributable to the Company's repositioned emphasis of the "900" entertainment services solely as a premium component (as opposed to an independent revenue source), whereby any calls exceeding the free time premium offering are offset to cost of sales net of estimated chargebacks. The effect recognized, under such repositioning, during the three months ended August 31, 1998 amounted to a net offset to cost of sales of $4,905,804. These decreases were offset by increases in service bureau fees and marketing costs related to the gross revenue increases recognized in the Company's enhanced services, residential long distance customer acquisition services and conventional cellular customer acquisition services.

     Cost of revenues as a percentage of gross revenues decreased to approximately 46% for the quarter ended August 31, 1998 from approximately 51% for the quarter ended August 31, 1997. This gross margin improvement is specifically attributable to the Company's cessation of marketing expenditures directed at generating "900" entertainment service revenues, which had a net-higher cost per unit sale than the Company's other services. As a result of such increased costs per unit sale for its "900" services, coupled with the significant chargeback rate increases, as discussed above, the Company has discontinued marketing the "900" entertainment services as an independent revenue source. See "-- Goodwill Impairment Charge". Commencing in the quarter ended August 31, 1998, the "900" entertainment services were offered as a premium, given in conjunction with the Company's other product and service packages.

     Gross revenues for the quarter ended August 31, 1998 were $24,831,175, with marketing costs of approximately $8,982,000, or 36% of such gross revenues. Gross revenues for the quarter ended August 31, 1997 were approximately $80,333,339, with marketing costs of approximately $23,118,000, or 29% of such gross revenues. Service bureau fees for the three months ended August 31, 1998 and 1997 were approximately $2,456,000 and $17,419,000, respectively. This decrease of $14,963,000, or 85%, was primarily attributable to the Company's cessation of marketing "900" entertainment services as an independent revenue source and its corresponding reduction in service bureau usage. This decrease was partially offset by increased service bureau fees relating to the Company's increase in gross revenue activity from enhanced services, residential long distance customer acquisitions and combined cellular phone activities.

     Selling, general and administrative expenses (SG&A) for the three months ended August 31, 1998 were $3,503,384, a decrease of $832,758, or 19% as compared to $4,336,142 for the three months ended August 31, 1997. This reduction is primarily attributable to decreases in amortization expense of approximately $626,000 pursuant to the impairment write off of goodwill during the three months ended May 31, 1998 (see "-- Goodwill Impairment Charge"). Additionally, the decrease is a result of reductions in officers' compensation of approximately $124,000.

     Other income for the three months ended August 31, 1998 and 1997 consisted primarily of interest income. For the quarter ended August 31, 1998, interest income was $545,398, an increase of $34,937, or 7%, as compared to $510,461 for the quarter ended August 31, 1997. The increase is attributable to improved interest rates earned on the Company's marketable securities, consisting primarily of direct U.S. government obligations and interest earned on funds held in reserve for future chargebacks by the Company's primary service bureau, offset by slight decreases in the carrying values of such assets. See
"-- Liquidity and Capital Resources".

     The Company's provision for income taxes is the result of the combination of federal statutory rates and required state statutory rates applied to pre-tax income (loss). This combined effective rate was 29% and 40% for the three months ended August 31, 1998 and 1997, respectively. The Company's effective tax rate, in the quarter ended August 31, 1998, is less than the federal statutory rate due certain items of income and expense recognized for financial reporting purposes that are not includible for income tax purposes. In the quarter ended May 31, 1998, the Company recorded a goodwill impairment charge of approximately $18.5 million. See "-- Goodwill Impairment Charge". The initial book basis of such goodwill exceeded the initial tax basis by approximately $6 million.

  Nine Months Ended August 31, 1998 and August 31, 1997

     Net revenue for the nine months ended August 31, 1998 was $74,405,166, a decrease of $67,666,948, or 48%, as compared to $142,072,114, for the nine months ended August 31, 1997. The decrease was attributable to previously anticipated decreases in net revenues from the Company's "900" number entertainment services of $70,723,630 and decreases in net revenues of $18,036,663 resulting from the discontinuance of the AT&T strategic corporate relationship. See "-- Strategic Corporate Relationships." Such net revenue decreases were partially offset by increases in net revenues from the Club 900 product of $6,352,637. Additionally, decreases were offset by increases in net revenues from the enhanced voice mail networks and other enhanced services ("enhanced services") of $3,482,725 and increases in net revenues of $8,270,540 from residential long distance customer acquisition services. See "-- Strategic Corporate Relationships". Further offsetting increases were realized from the Company's net revenues from conventional cellular customer acquisitions of $3,185,459 in the three months ended August 31, 1998. This activity commenced during the fourth quarter of fiscal 1997, which ended November 30, 1997. Other product and service net revenues decreased approximately $198,000 over the comparable prior year's period. The other product and service revenues were principally derived from the Company's cellular phone related activities and discontinued hair product offerings. For the nine months ended August 31, 1998, "900" entertainment services, the AT&T strategic corporate partnership, residential long distance customer acquisition services, Club 900 product memberships, enhanced services, conventional cellular customer acquisition services and other products approximated 33%, 7%, 11%, 18%, 24%, 4% and 3% of net revenues, respectively. For the nine months ended August 31, 1997, "900" entertainment services, the AT&T strategic corporate partnership, Club 900 product memberships, enhanced services, and other products approximated 67%, 16%, 5%, 10% and 2% of net revenues, respectively.

     The provisions for chargebacks for the nine months ended August 31, 1998 were $49,253,552, a decrease of $22,042,492, or 31%, as compared to $71,296,044 for the nine months ended August 31, 1997. The decrease is primarily attributable to the Company's discontinuance of marketing "900" entertainment pay per call services as an independent revenue source in the quarter ended August 31, 1998 and the resulting decreased effect on the chargeback allowance within such quarter, accounting for a decrease in provisions for chargebacks of $29,249,322, or 132%, offset by increases in provisions for chargebacks for certain of the Company's other services. See " -- Goodwill Impairment Charge". Additionally, during the nine months ended August 31, 1998, the Company's 900 Club product chargebacks decreased by $857,986 when compared with the prior comparable quarter. This decrease was the result of improved chargeback rate experiences realized on the Club 900 product during the nine months ended August 31, 1998, offset by increases in the related gross revenues.

     The Company's enhanced services' actual chargeback rate experience also increased during the nine months ended August 31, 1998(43% of related gross sales) when compared to the three months ended August 31, 1997 (34% of related gross sales). This increase in enhanced service chargebacks is attributable to a significant increase in customer service refunds and credits being issued by the Local Exchange Carriers, primarily in the six month period from March 1, 1998 to August 31, 1998, as compared to the prior year's comparable period. The Company believes that the increase in such refunds and credits resulted from changes in Local Exchange Carriers' customer refund policies. The Local Exchange Carriers made such changes in response to concerns expressed by governmental regulatory authorities regarding the necessity to make it easier for customers to have charges which they claim were unauthorized removed from their telephone bills. See "Legal Proceedings." The Company believes that the customer service policy changes implemented by the Local Exchange carriers also contributed to the increased chargebacks required by the Company's "900" entertainment services.

     During the nine months ended August 31, 1998, gross revenues from "900" entertainment services were approximately $50,047,000, with corresponding chargeback allowances of approximately $25,742,000, resulting in an approximate chargeback rate of 51%. During the nine months ended August 31, 1997, gross revenues from the "900" entertainment services were approximately $150,019,000, with corresponding chargeback allowances of approximately $54,991,000, resulting in an approximate chargeback rate of 37%. During the nine months ended August 31, 1998, gross revenues from enhanced services and Club 900 product memberships were approximately $32,083,000 and $20,762,000, respectively, as compared to approximately $22,393,000 and $15,267,000, respectively, for the nine months ended August 31, 1997. The chargeback allowances recognized during the nine months ended August 31, 1998 for the Company's enhanced services and Club 900 product memberships were $13,819,242 (43%) and $7,576,622 (36%), respectively, as compared to $7,611,403 (34%) and $8,434,608 (55%), respectively, for the nine months ended August 31, 1997. The Company's combined prepaid and conventional cellular activity chargebacks approximated $1,899,871, representing 31% of the respective activities' gross revenues of approximately $6,130,000. The Company's other products and services contributed an immaterial amount to chargebacks during the nine month periods ended August 31, 1998 and 1997. The Company's residential long distance customer acquisition service revenues and the AT&T strategic corporate partnership revenues are not encumbered by chargebacks.

     Cost of revenues for the nine months ended August 31, 1998 was $57,455,092, a decrease of $53,135,534, or 48%, as compared to $110,590,626 for the nine months ended August 31, 1997. The decrease is directly attributable to reductions in service bureau fees related to the decrease in the Company's "900" entertainment services and decreases in advertising costs expended for such services. Additionally, the decrease is attributable to the Company's commencement during the three month period ended August 31, 1998 of its strategy to reposition its emphasis of the "900" entertainment services solely as a premium component (as opposed to an independent revenue source), whereby any calls exceeding the free time premium offering are offset to cost of sales net of estimated chargebacks. The effect recognized, under such repositioning, during the nine months ended August 31, 1998 amounted to a net offset to cost of sales of $4,905,804. These decreases were offset by increases in service bureau fees and marketing costs related to the gross revenue increases recognized in the Company's enhanced services, Club 900 product, residential long distance customer acquisition services and conventional cellular customer acquisition services. Additionally, costs incurred by the Company for continued test marketing of the prepaid cellular phone business, which approximated $3,521,000 during the nine months ended August 31, 1998, further offset such decreases. The Company has effectively discontinued the marketing for new prepaid cellular phone sales during the three months ended August 31, 1998 but continues to maintain the remaining customer base.

     Cost of revenues as a percentage of gross revenues decreased to approximately 47% for the nine months ended August 31, 1998 from approximately 52% for the nine months ended August 31, 1997. This gross margin improvement is specifically attributable to the Company's cessation of marketing expenditures directed at generating "900" entertainment service revenues, which had a net-higher cost per unit sale then the Company's other services. As a result of such increased costs per unit of sale for its "900" services, coupled with the significant chargeback rate increases, as previously discussed, the Company has discontinued marketing the "900" entertainment services as an independent revenue source. See "-- Goodwill Impairment Charge". Commencing in the quarter ended August 31, 1998, the "900" entertainment services were offered as a premium, given in conjunction with the Company's other product and service packages.

     Gross revenues for the nine months ended August 31, 1998 were approximately $123,659,000, with marketing costs of approximately $35,701,000, or 29% of such gross revenues. Gross revenues for the nine months ended August 31, 1997 were approximately $213,368,000, with marketing costs of approximately $62,618,000, or 29% of such gross revenues. Service bureau fees for the nine months ended August 31, 1998 and 1997 were approximately $21,754,000 and $47,972,000, respectively. This decrease of approximately $26,218,000, or 55% was primarily attributable to the Company's decrease in "900" entertainment service revenues and its corresponding reduction in service bureau usage. This decrease was partially offset by increased service bureau fees relating to the Company's increase in gross revenue activity from VM services, Club 900 memberships and residential long distance customer acquisitions.

     Selling, general and administrative expenses (SG&A) for the nine months ended August 31, 1998 were $12,363,517, an increase of $1,275,576, or 9%, as compared to $13,639,093 for the nine months ended August 31, 1997. The reduction is primarily attributable to a decrease in amortization expense of approximately $981,000 pursuant to the impairment write-off of goodwill during the three months ended May 31, 1998. Additionally, the decrease is the result of net reductions in officers' compensation of approximately $1,031,000, offset by increases in personnel costs and professional fees associated with the Company's diversification into new products and services.

     Other income for the nine months ended August 31, 1998 and 1997 consisted primarily of interest income. For the nine months ended August 31, 1998, interest income was $1,755,851, an increase of $528,158, or 43%, as compared to $1,227,693 for the nine months ended August 31, 1997. The increase is attributable to interest earned on the Company's marketable securities, consisting primarily of direct U.S. government obligations and interest earned on funds held in reserve for future chargebacks by the Company's primary service bureau. See "-- Liquidity and Capital Resources".

     The Company's (benefit) provision for income taxes is the result of the combination of federal statutory rates and required state statutory rates applied to pre-tax income (loss). This combined effective rate was (15.8%) and 39.7% for the nine months ended August 31, 1998 and 1997. The Company's effective tax rate is higher than the federal statutory rate due to the addition of state income taxes and certain expenses recognized for financial reporting purposes that are not deductible for federal income tax purposes. In the quarter ended August 31, 1998, the Company recorded a goodwill impairment charge of approximately $ 18.5 million. See

"-- Goodwill Impairment Charge". The initial book basis of such goodwill exceeded the initial tax basis by approximately $6 million. It is the recognition of this permanent difference that causes the tax benefit recognized in the nine months ended August 31, 1998 to be less than the combination of the federal and applicable state statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

     At August 31, 1998, the Company had working capital of $41,558,516, a decrease of $2,116,172, or 5%, as compared to $43,674,688 in working capital at November 30, 1997. During the three months ended August 31, 1998, the Company repurchased 550,000 shares of its Common Stock under a share repurchase plan, the total purchase price of such shares being $1,444,784. On March 13, 1998, the Company had purchased from Claudia Hirsch, a former director and officer of the Company, 1,969,601 shares of the Company's Common Stock for an aggregate purchase price of $8,165,000, of which $8,027,500 was paid within the quarter ended May 31, 1998. The balance of $137,500 is to be paid in 10 consecutive monthly installments of $13,750. As at August 31, 1998, $96,250 remains payable under such agreement. During the previous fourteen months (August 1, 1997 to September 30, 1998), the Company recognized substantial increases in chargebacks experienced on its "900" entertainment service revenues. Pursuant to such increased chargebacks, two of the Company's service providers instituted a cash reserve policy. Under this cash reserve policy, the service providers withhold cash flows from carrier collections in amounts that approximate the Company's future expected chargebacks, as they relate to each service provider. As of August 31, 1998, the reserves withheld approximated $8,866,000 and are included in the Company's accounts receivable. Historically, the Company has financed its working capital requirements principally through cash flow from operations and receivables financing. Although the Company is not currently dependent on cash flow from receivables financing, credit lines for this purpose are being maintained and the Company may avail itself of such financing in the future. See "Forward Looking Information May Prove Inaccurate."

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

IMPAIRMENT OF GOODWILL

     The Company has experienced decreasing margins on its "900" entertainment services as well as significant increases in marketing expenditures related thereto. As a result, commencing in the quarter ended August 31, 1998, the Company discontinued marketing such services as an independent revenue source. Accordingly, as required by Statement of Financial Standards No. 121 ("FAS 121"), the Company reviewed long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has evaluated the recoverability of its long-lived assets by measuring the carrying amount of the assets against projected undiscounted future cash flows associated with them. Applying such criteria, the Company concluded that goodwill associated with its September 1996 acquisition of the remaining 50% interest in New Lauderdale, L.C. has been impaired. As such, a non-cash charge of approximately $18.5 million, representing the remaining balance of goodwill associated with the New Lauderdale, L.C. acquisition, was recorded at May 31, 1998.

STRATEGIC CORPORATE RELATIONSHIPS

     During the first quarter of fiscal 1998 the Company entered into an agreement with the long distance carrier, LCI International Telecom Corp. ("LCI"). Under this agreement the Company provides residential long distance customer acquisition services to LCI. The Company will use all of its direct marketing channels to provide these customer acquisition services. The Company earns a commission for each successful customer installation. The agreement also calls for the Company to participate in LCI's net revenues earned from such acquired customer's residential long distance usage.

     The Company terminated its strategic corporate partnership with AT&T during the first quarter of fiscal 1998. Net revenues from the strategic corporate partnership for the nine months ended August 31, 1998 and 1997 were $4,979,647 and $23,016,310, respectively. The Company terminated the partnership due to marketing limitations imposed upon the Company by AT&T, limiting the Company's ability to adequately contact and enlist potential new customers.

     During the nine months ended August 31, 1998, the Company recorded revenues of approximately $8,270,540 under the LCI agreement. To date, the results of the LCI program have not met Management's expectations.

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

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be effected by the Year 2000 Problem. The Company presently believes that all of its internal computer programs, software packages, systems and networks are Year 2000 compliant. Within the past 12 months, the Company has replaced all personal computers that were not Year 2000 compliant and rewritten its entire billing system to become compliant. The Company also recently acquired a new main database server that is compliant and that runs on a commercially available software package that is compliant. The Company believes that the only remaining items still required to be updated are an insignificant number of auto-dialers, which, the Company anticipates, will be compliant by November 30, 1998 at an inconsequential cost. See "Forward Looking Information May Prove Inaccurate".

     Notwithstanding the foregoing, the Company is reliant on third parties for the operation of the Company's day-to-day business. The Company cannot provide any assurances that the steps being taken by such third parties, if any, will be sufficient to eliminate the Year 2000 problem from the computer systems used by such third parties and relied upon by the Company. The Company has corresponded with all its vendors, informing them that the Company will only conduct business with those entities that are "Year 2000" compliant. In addition, the Company only accepts inbound files from outside sources that define years with four digit codes, ensuring compliance. Lastly, the Company's customer service department operates via the Company's computer network which is complaint. However, in the event modifications and conversions to computer systems are required by such third parties and are not completed on a timely basis, the Year 2000 Problem may have a material impact on the operations of the Company.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On or about May 4, 1998, a complaint entitled "Joseph Chalverus, on behalf of himself and all others similarly situated v. Quintel Entertainment Inc., Jeffrey L. Schwartz and Daniel Harvey" was filed in the United States District Court for the Southern District of New York; subsequently, a complaint entitled "Richard M. Woodward, on behalf of himself and all others similarly situated v. Quintel Entertainment Inc., Jeffrey L. Schwartz and Daniel Harvey" was filed in that same court, as was a complaint entitled "Dr. Michael Title, on behalf of himself and all others similarly situated v. Jeffrey L. Schwartz, Jay Greenwald, Claudia Newman Hirsch, Andrew Stollman, Mark Gutterman, Steven L. Feder, Michael
G. Miller, Daniel Harvey and Quintel Entertainment, Inc. (collectively, the "Complaints"). In addition to the Company, the defendants named in the Complaints are present and former officers and directors of the Company. The plaintiffs seek to bring the actions on behalf of a purported class of all persons or entities who purchased shares of the Company's Common Stock from July 15, 1997 through October 15, 1997 and who were damaged thereby, with certain exclusions. The Complaints allege violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and allege that the defendants made misrepresentations and omissions concerning the Company's financial results, operations, and future prospects, in particular relating to the Company's reserves for customer chargebacks and its business relationship with AT&T. The Complaints allege that the alleged misrepresentations and omissions caused the Company's Common Stock to trade at inflated prices thereby damaging plaintiffs and the members of the purported class. The amount of damages sought by plaintiffs and the purported class has not been specified.

     On September 18, 1998, the District Court ordered that the three actions be consolidated, appointed a group of lead plaintiffs in the consolidated actions, and approved the lead plaintiffs' selection of counsel for the purported class in the consolidated actions, and directed the lead plaintiffs to file a consolidated complaint. The consolidated complaint has not yet been served on defendants. The Company believes that the allegations in the Complaints are without merit, and intends to vigorously defend the consolidated actions. No assurance can be given, however, that the outcome of the consolidated actions will not have a materially adverse impact upon the results of operations and financial condition of the Company. See "Forward Looking Information May Prove Inaccurate."

     All of the Company's entertainment services and advertisements are reviewed by the Company's regulatory counsel, and management believes that the Company is in substantial compliance with all material federal and state laws and regulations governing its provision of "800" and "900" number entertainment services, all of its billing and collection practices and the advertising of its services and has obtained or is in the process of obtaining all licenses and permits necessary to engage in telemarketing activities. Nevertheless, on or about September 30, 1998, the Company was notified by the Federal Trade Commission ("FTC") that the FTC was conducting an inquiry into the past and present marketing practices of the Company to determine if the Company was engaging in unfair or deceptive practices. In connection with such inquiry, the Company was requested to submit certain materials and information to the FTC relating to the operations of the Company from January 1, 1994 to the present. The Company is cooperating fully with the FTC in connection with its inquiry. To date, the Company has not been subject to any enforcement actions by any regulatory authority and Management believes that the FTC inquiry will not result in any enforcement actions or claims which would have a material adverse effect on the Company. However, in the event the Company is found to have failed to comply with applicable laws and regulations, the Company could be subject to civil remedies, including substantial fines, penalties and injunctions, as well as possible criminal sanctions, which would have a material adverse effect on the Company. See "Forward Looking Information May Prove Inaccurate."

     At the request of the Federal Communications Commission, a group of the largest Local Exchange Carriers (the "LECs") have developed a set of voluntary Best Practices Guidelines (the "Guidelines") with regard to the problem of "cramming" -- unauthorized, deceptive or ambiguous charges included on end-user customers' monthly local telephone bills. The cramming problem has increasingly been receiving a great deal of attention from federal and state legislators, regulatory agencies, and law enforcement agencies throughout the country. Legislation is pending to combat the cramming problem. The Guidelines and legislation, if enacted, require that service providers obtain detailed and documented authorization from end users prior to billing for miscellaneous products or services. Advertising for products and services to be billed through a certain type of billing mechanism known as the "4250 billing mechanism" will need to be pre-approved by the LECs and clearinghouses prior to their billing. Moreover, each LEC is in the process of revising its individual billing and collection agreements to implement the Guidelines and further restrict the types of services for which it will provide billing services. Consequently, the LECs will have broad discretionary powers to restrict services for which the Company may bill through the customer's telephone bill and assess administrative charges to service providers when a charge for a product or service not pre-approved by the LEC, and/or authorized by the end user, is placed on the customer's bill. As the Company employs the 4250 billing mechanism to bill for products and services, the Guidelines (and possible legislation) and LEC restrictions will impact on, and need to be taken into account in, formulating the Company's business practices.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     A Proxy Statement was mailed on or about July 20, 1998 to shareholders of record of the Company as of July 2, 1998 in connection with the Company's 1998 Annual Meeting of Shareholders (the "Meeting"), which was held on August 24, 1998 at the Park Ridge Marriott Hotel, 300 Brae Boulevard, Park Ridge, New Jersey. At the Meeting, the shareholders voted on three matters and all of such matters were approved.

     The first matter was the election of the members of the Board of Directors. The nine directors elected and the tabulation of the votes (both in person and by proxy) were as follows:

NOMINEES FOR DIRECTORS                                    FOR        AGAINST    WITHHELD
----------------------                                    ---        -------    --------
Jeffrey Schwartz...................................    13,991,444    40,630        0
Jay Greenwald......................................    13,991,444    40,630        0
Andrew Stollman....................................    13,991,444    40,630        0
Michael Miller.....................................    13,991,444    40,630        0
Murray L. Skala....................................    13,991,444    40,630        0
Mark Gutterman.....................................    13,991,444    40,630        0
Edwin Levy.........................................    13,991,444    40,630        0
Paul Novelly.......................................    13,991,444    40,630        0
Steven L. Feder....................................    13,991,444    40,630        0

     There were zero (0) broker held non-voted shares represented at the Meeting with respect to this matter.

     The second matter upon which the shareholders voted was the proposal to ratify the appointment by the Board of Directors of Pricewaterhouse Coopers LLP as independent certified public accountants for the Company for 1998. The tabulation of the votes (both in person and by proxy) was as follows:

   FOR      AGAINST   ABSTENTIONS
   ---      -------   -----------
14,017,989   7,868     6,217

     There were zero (0) broker held non-voted shares represented at the Meeting with respect to this matter.

     The third matter upon which the shareholders voted was the proposal to amend the Company's Certificate of Incorporation changing the name of the Company from Quintel Entertainment, Inc. to Quintel Communications, Inc. The tabulation of the votes (both in person and by proxy) was as follows:

   FOR      AGAINST   ABSTENTIONS
   ---      -------   -----------
13,302,474  713,279    16,321

     There were zero (0) broker held non-voted shares represented at the Meeting with respect to this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

EXHIBIT
NUMBER
-------
 3.1.1   Articles of Incorporation of the Registrant(1)
 3.1.2*  Amendment to the Articles of Incorporation of the Registrant
 3.2     By-Laws of the Registrant(2)
27.1*    Financial Data Schedule

---------------
 *  Filed herewith.

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(2) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1, dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.

     (b) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the third quarter of the fiscal year ending November 30, 1998.

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

                                          QUINTEL COMMUNICATIONS, INC.

                                          By: /s/ JEFFREY L. SCHWARTZ
                                            ------------------------------------
                                                 Jeffrey L. Schwartz
                                                 Chairman and CEO

Date: October 15, 1998

                                          By: /s/ DANIEL HARVEY
                                            ------------------------------------
                                                 Daniel Harvey
                                                 Principal Financial Officer
                                                 (Chief Financial Officer)

Date: October 15, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
 3.1.1    Articles of Incorporation of the Registrant(1)
 3.1.2*   Amendment to the Articles of Incorporation of the Registrant
 3.2      By-Laws of the Registrant(2)
27.1*     Financial Data Schedule

---------------
 *  Filed herewith.

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(2) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1, dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.