Form 10-K
period 1998-11-30
QUINTEL COMMUNICATIONS INC
filed 1999-03-16
CIK 1000297

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM__________ TO__________

                         COMMISSION FILE NUMBER 0-27046

                          QUINTEL COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      22-3322277
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

             ONE BLUE HILL PLAZA                                   10965
            PEARL RIVER, NEW YORK                                (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (914) 620-1212

                                            TITLE OF CLASS          EXCHANGE ON WHICH REGISTERED
                                            --------------          ----------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                            ------------------------

     The number of shares outstanding of the Registrant's common stock is 16,679,746 (as of 3/5/99). The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $14,225,000 (as of 3/5/99, based upon a closing price of the Company's Common Stock on the Nasdaq National Market on such date of $1.8125).

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          QUINTEL COMMUNICATIONS, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-K
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998

                               ITEMS IN FORM 10-K

                                                                            PAGE
                                                                            ----
Facing page
PART I
  Item 1.     Business....................................................    1
  Item 2.     Properties..................................................   10
  Item 3.     Legal Proceedings...........................................   10
  Item 4      Submission of Matters to Vote of Security Holders...........  None
PART II
  Item 5.     Market for the Registrant's Common Equity and Related
              Stockholder Matters.........................................   11
  Item 6.     Selected Financial Data.....................................   12
  Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   12
  Item 7A.    Quantitative and Qualitative Disclosures About Market
              Risk........................................................  None
  Item 8.     Financial Statements and Supplementary Data.................   22
  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  None
PART III
  Item 10.    Directors and Executive Officers of the Registrant..........   23
  Item 11.    Executive Compensation......................................   26
  Item 12.    Security Ownership of Certain Beneficial Owners and
              Management..................................................   29
  Item 13.    Certain Relationships and Related Transactions..............   30
PART IV
  Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................   31

Signatures................................................................   34

                          FORWARD LOOKING INFORMATION
                              MAY PROVE INACCURATE

     This Annual Report on Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management, as well as assumptions made by and information currently available to the Company, including the Company's continuing sources of revenue, cost reduction plans, proposed offerings of new products and services and the sufficiency of the Company's liquidity and capital. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

     Quintel Communications, Inc. (the "Company") is engaged in the direct marketing and providing of various telecommunications products and services. Additionally, the Company utilizes its extensive database to further provide direct marketing services for its residential long distance customer acquisition programs. The Company's revenues from the foregoing are generated through the direct sale of products and services to consumers and through revenue sharing arrangements with its residential long distance customer acquisition clients. The telecommunications products and services offered by the Company in the fiscal year ended November 30, 1998 consisted primarily of (i) telephone entertainment services, such as live conversation horoscopes and psychic consultations, and memberships in theme-related club 900 products ("Club 900 Products"); (ii) a residential distributor program agreement with LCI International Telecom Corp., d/b/a Qwest Communications Services, a long distance telephone service provider ("Qwest"), whereby the Company markets Qwest's residential long distance products; and (iii) various enhanced telephone services, including enhanced voice mail services and call-forwarding services.

TELEPHONE ENTERTAINMENT SERVICES

     The Company's telephone entertainment services are accessed by dialing "900" numbers that are billed at either premium per-minute rates (pay-per-call) or on a periodic basis through club memberships (Club 900 Product). Entertainment services consist primarily of live psychic consultations designed to capitalize on the current popularity of "new age" themes. "New age" refers to astrological and psychic phenomena which can be explained through the use of horoscopes, tarot card and psychic readings and prognostications. For the years ended November 30, 1998, 1997 and 1996, the Company's "900" telephone entertainment services accounted for approximately 43%, 73% and 76%, respectively, of the Company's net revenues.

     Pay-Per-Call

     General. The live psychic entertainment services marketed by the Company permit callers to engage in live one-on-one conversations with psychic operators and to receive personalized information responsive to the caller's requests. These live conversation "900" entertainment services are currently billed at the rate of $4.99 per minute; provided, however, that the first two to five minutes of some calls to such live conversation lines are provided to the customer without charge. For the years ended November 30, 1998, 1997 and 1996, the Company's live conversation "900" entertainment services accounted for approximately 26%, 67% and 76% of the Company's net revenues, respectively.

     The Company solicits customers for the "900" number services it markets by providing access to toll-free "800" numbers for subjects of general interest and as an introduction to the "900" services or by calling designated "900" numbers directly from any telephone, except cellular phones, pay phones or any phone for which "900 blocking" has been imposed or ordered. The per minute rates on telephone services marketed by the Company are subject to applicable limitations imposed by carriers, including the limitation currently imposed by AT&T, the Company's primary long distance carrier, of $10 per minute.

     Discontinuance as Independent Revenue Source. During 1998, the Company experienced decreasing margins on its "900" entertainment services, attributable to significant increases in marketing expenditures related thereto and customer chargebacks. As a result, these services were not providing positive operating results and cash flow. Consequently, during the quarter ended August 31, 1998, the Company discontinued marketing such services as an independent revenue source and began using them in conjunction with marketing the Company's other products and services, including its residential distributor program agreement with Qwest. See "-- Residential Long Distance Customer Acquisition Services." Accordingly, as required by Statement of Financial Standards No. 121 ("FAS 121"), the Company reviewed long-lived assets, including goodwill, for impairment. The Company evaluated the recoverability of its long-lived assets by measuring the carrying amount of the assets against projected undiscounted future cash flows associated with them. The Company determined that the "900" entertainment services could not be disposed of and there was no predictable estimate of any future cash flows associated with any alternative uses. Accordingly, the Company concluded that the intangibles, primarily goodwill, associated with the Company's 1996 acquisition of the remaining 50% interest in New Lauderdale (the "Acquisition"), were impaired. As such, a non-cash charge of approximately $18.5 million, representing the remaining balance of the intangibles, primarily goodwill associated with the Acquisition, was recorded at May 31, 1998. See "-- New Lauderdale."

     During the fourth quarter of the fiscal year ended November 30, 1998, the Company increased the marketing of its "900" entertainment services, although not as an independent revenue source, by expanding the marketing of toll-free "800" numbers that provide access to subjects of general interest and serve as an introduction to the Company's "900" services. Such marketing was increased to enhance consumer response to the Company's other products and services on a cost-effective basis, which is accomplished on a two-fold basis. First, all callers to the Company's "800" toll-free numbers are automatically entered into the databases used to market the Company's other products and services, regardless if such callers actually follow through on the initial "800" call with a call to the Company's "900" numbers. Second, if a caller elects to call the Company's "900" number, he is solicited to use the Company's various other products and services, including participating in its residential distributor program with Qwest. See "-- Residential Long Distance Customer Acquisition Services."

     Billing Modification. Prior to December 1, 1998, whenever a call was made to the Company's live conversation "900" entertainment services, the Company collected the $4.99 billed to the customer directly from the phone company (via the Company's billing service providers) and would then be responsible to pay all processing costs related to the transmission of the call and the billing and collection of the fees generated thereby. The Company would be subject to further reductions in amounts collected pursuant to customer chargebacks processed by the customer service centers of the phone companies. These chargebacks were for the amounts disputed by the customers and ultimately credited by the phone company to the customer's account. As a partial means of avoiding the uncertainties of fluctuating chargeback rates, in December 1998, the Company entered into an agreement with Access Resource Services, Inc. ("Access"), pursuant to which the Company provides advertising for Access' "900" entertainment services. The principal advertising mediums supplied are broadcast television media and direct mail solicitations. In consideration of the provision of such advertising, the Company receives a flat fee per each minute billed to each of Access' customers. Access is responsible to pay all the processing costs related to the transmission of the call and the billing and collection of the fees generated thereby, including customer chargebacks. The flat fee amount paid to the Company is to be reviewed monthly, with adjustments permitted to be made thereto for future billing periods based upon changes in chargeback rate experiences and/or changes in the costs incurred on previously processed calls. In accordance with the terms of the agreement with Access, either party has the right to cancel such agreement upon 30 days' prior written notice. The agreement with Access does not prohibit the Company from marketing its own "900" entertainment services, which the Company continues to do in accordance with its marketing strategy of utilizing its "900" entertainment services as a cost effective lead-in to the Company's other products and services. See "-- Discontinuance as Independent Revenue Source."

     Psychic Readers Network, Inc. Psychic Readers Network, Inc., and its subsidiaries and affiliates, including Access (collectively, "PRN"), currently provide the Company with substantially all of its psychic operators. PRN monitors and supervises the quality of independent psychic operators provided to the Company. The Company pays PRN a per-minute fee based on caller connection time. For the years ended November 30, 1998, 1997 and 1996, the Company paid aggregate fees of approximately $7,600,000, $24,300,000 and $8,560,000, respectively, to PRN for such services. The Company believes that PRN is controlled by Messrs. Steven L. Feder and Peter Stolz. Based upon information provided to the Company by such individuals, the Company believes that Messrs. Feder and Stolz, along with a third individual, own an aggregate of 2,539,481 shares of the Common Stock of the Company, or 15.2% of the total shares outstanding. In addition, Mr. Feder is an employee of the Company and was a member of the Company's Board of Directors until his resignation therefrom on January 19, 1999. See "Certain Relationships and Related Transactions."

     Club 900 Product

     The Company offers a theme-related membership club ("Club 900 product"), whereby subscribers prepay a $39.95 fee for a 90-day membership term, in addition to a free 30-day trial period. Upon members' enrollments, the Company provides such members with an assortment of new age theme related entertainment gifts, obtainable through certificate redemption, and 15 free minutes of live psychic readings per month during the course of their membership and free 30-day trial period. PRN is contractually responsible for all costs incurred in connection with such live psychic readings. In the event a member exceeds his or her 15 free minutes in any given month, such member is billed at the rate of $4.99 per minute. PRN and the Company share equally in any net profits derived therefrom. The Company currently has approximately 26,000 members in the Club
900. The Company commenced the marketing and billing of the Club 900 product in January 1997. This product accounted for 17% and 6% of the Company's net revenues for the fiscal years ended November 30, 1998 and 1997, respectively.

RESIDENTIAL LONG DISTANCE CUSTOMER ACQUISITION SERVICES

     During the fiscal year ended November 30, 1996, the Company entered into an agreement with AT&T Communications, Inc. ("AT&T"), whereby it marketed AT&T's long distance products. The Company commenced significant marketing efforts under this agreement in the first quarter of fiscal 1997, and continued marketing for the entire fiscal year ended November 30, 1997. During the third quarter of fiscal 1997, AT&T modified its contact and customer acquisition strategies. These modifications severely limited the Company's ability to successfully market AT&T's long distance products to its customer database. As a result of the AT&T modifications, the Company significantly reduced its marketing efforts under this arrangement in the fourth quarter of fiscal 1997. The Company terminated its strategic corporate partnership with AT&T late in the first quarter of fiscal 1998.

     The Company concluded an agreement with the long distance carrier LCI International Telecom Corp., d/b/a Qwest Communications Services ("Qwest"), in the first quarter of fiscal 1998. The Company currently provides marketing services to Qwest, primarily through outbound telemarketing and broadcast media, directed at the acquisition of residential long distance customers for Qwest. In addition to commissions paid to the Company for its successful customer acquisitions on behalf of Qwest, the agreement also calls for the Company to participate in Qwest's net revenues earned from such acquired customers' residential long distance usage.

     From the time a customer authorizes the Company to switch its long distance telephone carrier to Qwest, the Company, Qwest and the local exchange carriers (the "LECs") conduct extensive screening processes to ensure such authorizations are clear and unambiguous. This is done to prevent claims of "slamming," the process whereby a customer's telephone company is switched without that customer's authorization. As a result of this heavy screening process, revenues generated from these residential long distance customer acquisition services are virtually unencumbered by chargebacks.

     During the fiscal year ended November 30, 1998, the net revenues generated as a result of the Company's agreement with Qwest (which commenced in February
1998) and AT&T (which terminated in January 1998) were approximately $18,700,000 and $5,400,000, respectively, aggregating approximately $24 million for the entire fiscal year ended November 30, 1998, or approximately 26% of the Company's total net revenues during such period. During the fiscal year ended November 30, 1997, the net revenues generated by the Company's strategic corporate partnership with AT&T were approximately $26,300,000, or 14% of the Company's total net revenues during such period.

ENHANCED TELEPHONE SERVICES

     The Company offered during the fiscal year ended November 30, 1998, various enhanced telephone services ("enhanced services"), including voice mail and call-forwarding services, which enhanced services, when aggregated, accounted for approximately 24% of the Company's net revenues during such period. See
"-- Service Bureaus and Local Exchange Carriers."

     Voice Mail Services. During the fiscal year ended November 30, 1996, the Company began offering basic voice mail services, billed at $9.95 per month. Such basic voice mail services include call answering and messaging accessed through toll free "800" phone numbers. As an inducement to enroll potential subscribers, the Company offered certain of its new age entertainment services and products free of charge. During the second quarter of fiscal 1997, the Company increased the monthly rate for all new subscribers to $14.95. Currently, the Company bills approximately 130,000 customers for its voice mail services, with substantially all being billed at $9.95 per month. For the fiscal years ended November 30, 1998, 1997 and 1996, voice mail services collectively accounted for approximately 21%, 12% and 17%, respectively, of the Company's net revenues.

     Call Forwarding Services. During the fiscal year ended November 30, 1998, the Company commenced billing a call-forwarding product under the brand name "EZ Page." This product allowed a subscriber to pre-program his own personalized "800" number, so that incoming calls to that "800" number would be redirected in accordance with such pre-programmed instructions. The subscriber would pay a fee of $9.95 per month for the EZ Page service and would pay an additional per-minute fee based upon usage. During the fiscal year ended November 30, 1998, the Company expended approximately $1 million to enable the Company to bill EZ Page on such per usage basis throughout most of the country. As a result of a cessation of billing for certain of the Company's services by the Company's billing service provider (as discussed below in the "Service Bureaus and Local Exchange Carriers" section), the Company switched to a new billing service provider for such services. This new billing service provider did not have the necessary authorizations from the LECs to bill for such services upon a per usage basis. Accordingly, the Company converted its EZ Page records to Voice Mail records (which are billed on a flat rate basis) and all subscribers for EZ Page are now billed as Voice Mail subscribers. The 130,000 subscribers referred to in the preceding "Voice Mail Services" section includes those subscribers formerly enrolled in the EZ Page service.

OTHER PRODUCTS AND SERVICES

     The Company offered other various products and services during the fiscal year ended November 30, 1998, including telephone security equipment, cellular telephone products and services and financial information services. The Company was also involved in a co-venture agreement with Paradigm Direct, Inc., whereby such venture acquired conventional cellular phone customers, primarily through outbound telemarketing, for the operating regions of both AT&T Wireless Services of Florida and AT&T Wireless Services of Paramus, New Jersey. All of the foregoing other products and services, when aggregated, accounted for approximately 7.0% of the Company's net revenues during the fiscal year ended November 30, 1998. The Company will not be offering any of the foregoing products or services in 1999, and as of November 30, 1998, the Company sold its interest in the Paradigm venture to its co-venturer.

SERVICE BUREAUS AND LOCAL EXCHANGE CARRIERS

     The Company has engaged West TeleServices Corporation ("West"), Federal Transtel, Inc. ("Transtel") and VRS Billing Systems, a division of Integretel, Inc., to provide billing and collection services in connection with the Company's telephone entertainment products and services, including the "900" number services, voice mail services and Club 900 products. These billing service providers are the conduits between the Company and the LECs. West also provides accounts receivable financing relating to "900" entertainment services billed through West. Though the facility is available, the Company is not currently financing any of its accounts receivable. In addition, West provides other services, including call processing, inbound and outbound telemarketing and production of pre-recorded programs.

     In November 1998, three of the LECs, Ameritech Corp., Bell Atlantic Corp. and SEC Communications, Inc., refused to bill customers for enhanced services provided by the Company. This was a result of what the LECs claim was excessive complaints by customers for "cramming" (unauthorized charges billed to a customer's phone bill) against the Company and its affiliates. This billing cessation effectively prevents the Company from selling its enhanced services in those areas serviced by such LECs. The remaining LECs have not altered their billing practices for the Company's services and the Company continues to offer its enhanced services in those areas.

     As a result of such LEC imposed billing cessation, in November 1998, the primary billing service provider for the Company's enhanced services, Billing Information Concepts Corporation ("BIC"), terminated its arrangement with the Company for providing billing for the Company's enhanced services. BIC continues to service all data relating to post-billing adjustments to records billed prior to BIC's self-imposed billing cessation. In December 1998, the Company entered into an agreement with Transtel, whereby Transtel provides the billing services previously provided by BIC. In effect, between the termination of the BIC billing service arrangement and the commencement of billing under the agreement with Transtel (approximately two months), the Company was unable to bill for any enhanced services provided.

     The Company is dependent on its service bureaus to provide quality services on a timely basis on favorable terms. While the Company believes its service bureau needs could be transferred to alternate providers, if necessary, no contracts to cover such a contingency are currently in effect. Accordingly, failure by any existing bureaus to provide services, such as that experienced at the end of the fourth quarter of fiscal 1998, would result in material interruptions in the Company's operations. See "Forward Looking Information May Prove to Be Inaccurate."

NEW LAUDERDALE

     In March 1995, the Company and PRN formed New Lauderdale, L.C. ("New Lauderdale"), a Florida limited liability company, the successor to a joint venture established in December 1994, for the purpose of creating, developing and marketing theme-related membership clubs and related telephone entertainment services.

     Pursuant to the terms of an acquisition agreement entered into between the Company and PRN (the "Acquisition Agreement"), on September 10, 1996, the Company acquired PRN's interest in New Lauderdale (the "Acquisition"). A portion of the consideration paid by the Company therefor was 3,200,000 shares (the "PRN Shares") of the Company's Common Stock. The PRN Shares delivered at the closing of the Acquisition were issued to the shareholders of PRN, Steven L. Feder, Thomas H. Lindsey and Peter Stolz (the "PRN Principals"). Based upon information provided to the Company by such individuals, the Company believes that as of March 5, 1999, such individuals own, in the aggregate, 2,539,481 shares, or 15.2% of the outstanding Common Stock of the Company. A registration statement including the PRN Shares was declared effective by the Securities and Exchange Commission (the "Commission") on December 19, 1996. The following is a summary of the relevant and material items related to the Acquisition:

          Impairment of Goodwill. During 1998, the Company experienced decreasing margins on its "900" entertainment services, attributable to significant increases in marketing expenditures related thereto and customer chargebacks. As a result, these services were not providing positive operating results and cash flow. Consequently, during the quarter ended August 31, 1998, the Company discontinued marketing such services as an independent revenue source and began using them in conjunction with marketing the Company's other products and services, including its residential distributor program agreement with Qwest. See "-- Residential Long Distance Customer Acquisition Services." Accordingly, as required by Statement of Financial Standards No. 121 ("FAS 121"), the Company reviewed long-lived assets, including goodwill, for impairment. The Company evaluated the recoverability of its long-lived assets by measuring the carrying amount of the assets against projected undiscounted future cash flows associated with them. The Company determined that the "900" entertainment services could not be disposed of and there was no predictable estimate of any future cash flows associated with any alternative uses. Accordingly, the Company concluded that the intangibles, primarily goodwill, associated with the Company's 1996 acquisition of the remaining 50% interest in New Lauderdale (the "Acquisition"), were impaired. As such, a non-cash charge of approximately $18.5 million, representing the remaining balance of the intangibles, primarily goodwill associated with the Acquisition, was recorded at May 31, 1998.

          Restriction on Resale of Shares. Pursuant to the Acquisition Agreement, for as long as the PRN Principals as a group own 5% or more of Quintel's outstanding shares of Common Stock, as promulgated under Rule 144(e) of the Securities Act of 1933, as amended (the "Securities Act"), the PRN Principals will not sell during any three-month period that number of shares which, in the aggregate, exceeds the greater of (a) 1% of the then outstanding shares of Common Stock of the Company, or (b) the average weekly trading volume of the Common Stock as listed on Nasdaq during the four calendar weeks preceding the sale of such shares of Common Stock, notwithstanding the fact that the shares owned by the PRN Principals have been registered for resale under the Securities Act or that each of the PRN Principals may not be an "affiliate" as defined under such Rule 144(e).

  Related Agreements

     The following are summaries of certain of the agreements which were executed in connection with the Acquisition:

     Non-Competition and Right of First Refusal Agreement. The Company, PRN and the PRN Principals entered into a Non-Competition and Right of First Refusal Agreement, whereby PRN, which is a direct competitor of the Company, and each of the PRN Principals, agreed, for a period of five years from the closing of the Acquisition, (i) not to engage in any activities competitive with the Company, except for such business already conducted by PRN as of the consummation of the Acquisition, and (ii) provide the Company with a right of first refusal with respect to any future business developed by them. In June 1998, the Company granted PRN the limited right to market its own club, in consideration for which PRN provides the Company with all data relating to the billing for such club and pays the Company a flat fee for each record billed for such club.

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

     Other Issues Related to the Acquisition. Certain media, creative, computer and production operations and personnel, formerly provided by PRN and/or New Lauderdale, for the benefit of PRN, New Lauderdale and the Company, were transferred to the Company and are now performed exclusively by the Company for the benefit of such parties. During the fiscal year ended November 30, 1998, PRN paid approximately $685,000 to the Company for media services. In addition to payments for psychic operators as described above, PRN provides certain non-psychic services and facilities to the Company presently billed at an approximate rate of $14,000 per month.

STRATEGY

     The Company intends to actively pursue a strategy of (i) reducing its overhead; (ii) continuing to operate those lines of its business which the Company believes can be profitably maintained subsequent to such reduction of overhead; (iii) seeking alternative methods of direct telemarketing to replace the Company's reduced marketing of its "900" entertainment services; and (iv) expanding the servicing of existing corporate clientele and developing relationships with new strategic partners. No assurance can be given that the Company will be able to implement such strategy. The failure to do so may have a material adverse impact on the operations of the Company. See "Forward Looking Information May Prove Inaccurate".

TELEMARKETING

     The Company currently retains West to perform inbound telemarketing activities. West provides telephone operators and voice response units on an ongoing basis to respond to incoming telephone calls from recipients of mail promotions or viewers of the Company's media advertising who respond to the advertised product or services. The Company believes that an integral part of inbound telemarketing is the opportunity to increase revenues by offering or introducing additional products and services.

     The Company currently engages Millennium Teleservices and others to perform the majority of the Company's outbound telemarketing activities which the Company utilizes to fulfill marketing services for Qwest. These agencies provide telephone operators on an ongoing basis to place calls to prospective customers using consumer information and data obtained from the Company's inbound telemarketing activities, mailing lists, data base and customer lists obtained from its marketing activities.

DIRECT MAIL

     The Company engages in direct mail campaigns designed to promote its entertainment services and residential long distance acquisition services. These direct mail pieces consist of notifications, promotions, periodicals and subscription kits.

COMPETITION

     The Company faces intense competition in the marketing of its products and services. The Company competes primarily on the basis of media placements on television and through direct mail solicitations. Many of the Company's competitors are well established, have reputations for success in the development and marketing of services and have significant financial, marketing, distribution, personnel and other resources. These financial and other capabilities permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets and introduce new services.

     In addition, because these industries have no substantial barriers to entry, competition from smaller competitors in the Company's target markets and from direct response marketing companies not currently offering services similar to the Company's services are expected to continue to increase significantly. The Company expects that direct marketing companies that have developed or are developing new marketing strategies, as well as other companies that have the expertise to allow the development of direct marketing capabilities, may attempt to provide the products or services similar to those provided by the Company. It is also possible for a small company to introduce a service or program with limited financial and other resources through the use of third-party agencies.

     The Company's long-distance customer acquisition programs compete with all other long-distance telephone companies and the telemarketers therefor. The Company's new age products and services used in conjunction with the Company's other products and services also compete with numerous other services and products which provide similar entertainment value, such as in-person psychic consultation and tarot card readings, newspapers, magazines, books and audio and video cassettes featuring "new age" themes, internet access and various other forms of entertainment which may be less expensive or provide other advantages to consumers.

INSURANCE

     The Company may be subject to substantial liability as a result of claims made by consumers arising out of services provided by the Company's servicing contractors and their employees. The Company maintains a general liability insurance policy that is subject to a per occurrence limit of $1,000,000, with a $2,000,000 aggregate limit and an umbrella policy covering an additional $10,000,000 of liability. In addition, the

Company has errors and omissions insurance with a limit of $5,000,000. The Company also maintains Directors and Officers liability insurance policies providing aggregate coverage of $10,000,000 for legal costs and claims. Such insurance may not be sufficient to cover all potential future claims and additional insurance may not be available in the future at reasonable costs. The Company seeks to limit any potential liability by (i) providing disclaimers in connection with its telephone entertainment services by identifying its "900" services and the services provided pursuant to its voice mail services and Club 900 product as "entertainment;" and (ii) continue the extensive screening process used by the Company, Qwest and the LECs before switching a customer's long distance provider.

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

     At the request of the Federal Communications Commission, a group of the largest Local Exchange Carriers (the "LECs") have developed a set of voluntary Best Practices Guidelines (the "Guidelines") with regard to the problem of "cramming" -- unauthorized, deceptive or ambiguous charges included on end-user customers' monthly local telephone bills. The cramming problem has increasingly been receiving a great deal of attention from federal and state legislators, regulatory agencies, and law enforcement agencies throughout the country. Legislation is pending to combat the cramming problem. The Guidelines and legislation, if enacted, require that service providers obtain detailed and documented authorization from end users prior to billing for miscellaneous products or services. Advertising for products and services to be billed through a certain type of billing mechanism known as the "4250 billing mechanism" will need to be pre-approved by the LECs and clearinghouses prior to their billing. Moreover, each LEC is in the process of revising its individual billing and collection agreements to implement the Guidelines and further restrict the types of services for which it will provide billing services. Consequently, the LECs will have broad discretionary powers to restrict services for which the Company may bill through the customer's telephone bill and assess administrative charges to service providers when a charge for a product or service not pre-approved by the LEC and/or authorized by the end user, is placed on the customer's bill. As the Company employs the 4250 billing mechanism to bill for products and services, the Guidelines (and possible legislation) and LEC restrictions will impact on, and need to be taken into account in, formulating the Company's business practices.

EMPLOYEES

     The Company currently employs 71 full-time employees, including four executive officers, all of whom are located at the Company's principal executive offices in Pearl River, New York and Fort Lauderdale, Florida. The Company believes that its relations with its employees are satisfactory. None of the Company's employees are represented by a union.

THE YEAR 2000 PROBLEM

     At the time computer programs were first being written, two digits were used instead of four to define years on such programs. For example, the year "1998" was written within such computer programs as "98." As a result, at the onset of the new millennium, any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. This potential difficulty is commonly referred to as the "Y2K Problem."

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Y2K Problem. The Company presently believes that all of its internal computer programs, software packages, systems and networks are Y2K compliant. Within the past 12 months, the Company has replaced all personal computers that were not Y2K compliant and rewritten its entire billing system to become compliant. The Company also recently acquired a new main database server that is compliant and that runs on a commercially available software package that is compliant.

     Notwithstanding the foregoing, the Company is reliant on third parties for the operation of the Company's day-to-day business. The Company cannot provide any assurances that the steps being taken by such third parties, if any, will be sufficient to eliminate the Y2K Problem from the computer systems used by such third parties and relied upon by the Company. The Company has corresponded with all its vendors, informing them that the Company will only conduct business with those entities that are "Y2K" compliant. In addition, the Company only accepts inbound files from outside sources that define years with four digit codes, ensuring compliance. Lastly, the Company's customer service department operates via the Company's computer network, which is compliant. However, in the event modifications and conversions to computer systems are required by such third parties and are not completed on a timely basis, the Y2K Problem may have a material impact on the operations of the Company.

TRANSACTIONS WITH MAJOR CUSTOMERS

     The Company's "Residential Distributor Program Agreement" with Qwest accounted for approximately 20% of the Company's net revenues in fiscal 1998. It is anticipated that in fiscal 1999 the Qwest arrangement will account for a much greater percentage of the Company's revenues in such year. If this proves to be accurate, the Company would be subject to significant economic dependence on the Qwest relationship. If the Qwest relationship were to be terminated, and the Company was not able to replace such relationship within an acceptable period of time, the Company would suffer a materially significant adverse impact on its operations and its liquidity and capital resources. See "Forward Looking Information May Prove Inaccurate."

POTENTIAL LEC ACTIVITY

     The Company's enhanced services accounted for approximately 24%, 12% and 17% of the Company's net revenues in fiscal 1998, 1997 and 1996, respectively. At the request of the Federal Communications Commission, a group of the largest LECs have developed a set of voluntary Best Practices Guidelines (the "Guidelines") with regard to the problem of "cramming" -- unauthorized, deceptive or ambiguous charges included on end-user customers' monthly local telephone bills -- for services which include the Company's enhanced services. The cramming problem has increasingly been receiving a great deal of attention from federal and state legislators, regulatory agencies, and law enforcement agencies throughout the country. Legislation is pending to combat the cramming problem. The Guidelines and legislation, if enacted, require that service providers obtain detailed and documented authorization from end users prior to billing for miscellaneous products or services. Advertising for products and services to be billed through a certain type of billing mechanism known as the "4250 billing mechanism" will need to be pre-approved by the LECs and clearinghouses prior to their billing. Moreover, each LEC is in the process of revising its individual billing and collection agreements to implement the Guidelines and further restrict the types of services for which it will provide billing services. Consequently, the LECs will have broad discretionary powers to restrict services for which the Company may bill through the customer's telephone bill and assess administrative charges to service providers when a charge for a product or service not pre-approved by the LEC, and/or authorized by the end user, is placed on the customer's bill. As the Company employs the 4250 billing mechanism to bill for products and services, particularly its enhanced services, the Guidelines (and possible legislation) and LEC restrictions will impact on, and need to be taken into account in, formulating the Company's business practices.

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

     The Company's wholly owned subsidiary, Calling Card Co., Inc., leases approximately 11,800 square feet of space at 2455 East Sunrise Boulevard, Fort Lauderdale, Florida, all of which is used for general office space. The lease for such space expires on June 30, 2004. The current monthly rent is $15,921.28, with such rent increasing by approximately three (3%) percent per year for the remainder of the term of the lease.

ITEM 3.  LEGAL PROCEEDINGS

     On or about May 4, 1998, a complaint entitled "Joseph Chalverus, on behalf of himself and all others similarly situated v. Quintel Entertainment, Inc., Jeffrey L. Schwartz and Daniel Harvey" was filed in the United States District Court for the Southern District of New York; subsequently, a complaint entitled "Richard M. Woodward, on behalf of himself and all others similarly situated v. Quintel Entertainment, Inc., Jeffrey L. Schwartz and Daniel Harvey" was filed in that same court, as was a complaint entitled "Dr. Michael Title, on behalf of himself and all others similarly situated v. Jeffrey L. Schwartz, Jay Greenwald, Claudia Newman Hirsch, Andrew Stollman, Mark Gutterman, Steven L. Feder, Michael
G. Miller, Daniel Harvey and Quintel Entertainment, Inc." (collectively, the "Complaints"). In addition to the Company, the defendants named in the Complaints are present and former officers and directors of the Company (the "Individual Defendants"). The plaintiffs seek to bring the actions on behalf of a purported class of all persons or entities who purchased shares of the Company's Common Stock from July 15, 1997 through October 15, 1997 and who were damaged thereby, with certain exclusions. The Complaints allege violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934, and allege that the defendants made misrepresentations and omissions concerning the Company's financial results, operations and future prospects, in particular relating to the Company's reserves for customer chargebacks and its business relationship with AT&T. The Complaints allege that the alleged misrepresentations and omissions caused the Company's Common Stock to trade at inflated prices, thereby damaging plaintiffs and the members of the purported class. The amount of damages sought by plaintiffs and the purported class has not been specified.

     On September 18, 1998, the District Court ordered that the three actions be consolidated, appointed a group of lead plaintiffs in the consolidated actions, approved the lead plaintiffs' selection of counsel for the purported class in the consolidated actions, and directed the lead plaintiffs to file a consolidated complaint. The consolidated and amended class action complaint ("Consolidated Complaint") which has been filed asserts the same legal claims based on essentially the same factual allegations as did the Complaints. On February 19, 1999, the Company and the Individual Defendants filed a motion to dismiss the Consolidated Complaint. Plaintiffs have served papers in opposition to the motion to dismiss. The District Court has not yet ruled on the motion to dismiss. The Company believes that the allegations in the Complaints are without merit, and intends to vigorously defend the consolidated actions. No assurance can be given, however, that the outcome of the consolidated actions will not have a materially adverse impact upon the results of operations and financial condition of the Company. See "Forward Looking Information May Prove Inaccurate."

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

                                                            HIGH        LOW
                                                          --------    -------
Fiscal Year Ended November 30, 1998
  First Quarter.........................................  $ 7.00      $     3.8125
  Second Quarter........................................    6.50            5.25
  Third Quarter.........................................    5.6875          1.50
  Fourth Quarter........................................    3.25            1.5625
Fiscal Year Ended November 30, 1997
  First Quarter.........................................  $13.00      $     6.75
  Second Quarter........................................   12.625           8.6875
  Third Quarter.........................................   17.00            9.50
  Fourth Quarter........................................   14.8125          5.50
Fiscal Year Ended November 30, 1996
  First Quarter.........................................  $11.50      $     4.375
  Second Quarter........................................   13.375           8.125
  Third Quarter.........................................   12.625           5.75
  Fourth Quarter........................................   10.125           5.875

     Security Holders. To the best knowledge of the Company, at March 5, 1999, there were 40 record holders of the Company's Common Stock. The Company believes there are numerous beneficial owners of the Company's Common Stock whose shares are held in "street name."

     Dividends. Except for S corporation distributions made to the Company's stockholders prior to December 5, 1995 (the effective date of the initial public offering of the Company's Common Stock), the Company has not paid, and has no current plans to pay, dividends on its Common Stock. The Company currently intends to retain all earnings for use in its business.

     Option Exchange. In September 1998, the Stock Option Committee of the Board of Directors resolved that each officer and employee of the Company who had been granted options under the Company's Amended and Restated 1996 Stock Option Plan (the "Plan") be offered, in recognition of their past and present services performed on behalf of the Company and as an incentive for their continued services in the future, the opportunity to surrender to the Company any options previously granted them under the Plan in exchange for new options (the "Option Exchange"), in accordance with the following formula:

        The number of shares of the Company's Common Stock underlying the new option will equal the quotient of (a) the product of (i) the number of shares underlying the option surrendered for exchange and (ii) the closing price of the Common Stock on the NASDAQ National Market System on the date such option is surrendered for exchange, divided by (b) the exercise price of the surrendered option.

     Simultaneously therewith, an identical resolution was passed by the Board of Directors (with any interested directors abstaining from voting thereon) offering the directors who were not employees of the Company the opportunity to participate in the Option Exchange.

     The Company received notification on September 14, 1998 from the holders of options to purchase 818,079 shares of Common Stock that such holders were participating in the Option Exchange. The holders of the remaining options to purchase 172,500 shares of Common Stock eligible to participate in the Option Exchange did not elect to participate. The closing price of the Company's Common Stock on September 14,

1998 was $1.75 per share. The number of shares underlying the options issued in exchange for those surrendered for exchange was 230,140 shares.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected historical financial data of the Company for each of the five fiscal years ending November 30, 1998. The year ended November 30, 1996 includes the results of operations of New Lauderdale, L.C. from its acquisition date of September 10, 1996. The financial data set forth should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company.

                                                                       YEAR ENDED NOVEMBER 30,
                                              -------------------------------------------------------------------------
                                                  1998            1997           1996           1995           1994
                                              ------------    ------------    -----------    -----------    -----------
STATEMENT OF OPERATIONS DATA:
Net revenue.................................  $ 94,690,251    $191,374,936    $86,666,768    $50,501,266    $22,771,465
Costs of sales..............................    80,037,115     149,821,363     64,661,256     36,732,610     17,521,985
Gross profit................................    14,653,136      41,553,573     22,005,512     13,768,656      5,249,480
Selling, general and administrative
  expenses..................................    14,356,892      18,880,769     10,159,226      3,467,008      3,012,588
Special Charges.............................    19,692,543
                                              ------------    ------------    -----------    -----------    -----------
(Loss) income from operations...............   (19,396,299)     22,672,804     11,846,286     10,301,648      2,236,892
Interest expense............................      (186,218)        (80,763)      (473,289)      (334,318)      (759,211)
Other income, primarily interest............     2,212,435       1,841,356        760,413        485,250
Equity in earnings of joint venture.........                                    4,939,653      2,860,304
                                              ------------    ------------    -----------    -----------    -----------
(Loss) income before provision for income
  tax.......................................   (17,370,082)     24,433,397     17,073,063     13,312,884      1,477,681
Provision (benefit) for income taxes........      (417,464)     10,069,616      4,898,633        220,335         54,842
                                              ------------    ------------    -----------    -----------    -----------
Net (loss) income...........................  $(16,952,618)   $ 14,363,781    $12,174,430    $13,092,549    $ 1,422,839
                                              ============    ============    ===========    ===========    ===========
Income before pro forma tax provision.......                                                 $13,312,884    $ 1,477,681
Pro forma income tax provision..............                                                   5,633,116        835,144
                                                                                             -----------    -----------
Pro forma net income........................                                                 $ 7,679,768    $   642,537
                                                                                             ===========    ===========
Basic net (loss) income per share...........  $      (1.00)   $        .77    $       .76
                                              ============    ============    ===========
Diluted net (loss) income per share.........         (1.00)            .76            .76
                                              ============    ============    ===========
Pro forma net income per share..............                                                 $       .64    $       .05
                                                                                             ===========    ===========
Common shares outstanding
  Basic.....................................    17,034,531      18,560,064     16,145,445     12,000,000     12,000,000
  Diluted...................................    17,034,531      18,878,790     16,124,743     12,000,000     12,000,000
BALANCE SHEET DATA:
Working capital.............................  $ 35,538,243    $ 43,674,688    $25,423,442    $ 3,217,627    $   494,738
Total assets................................    64,413,144     115,998,775     79,029,547     16,969,956      3,976,881
Total liabilities...........................    27,731,000      52,292,478     31,294,614     10,938,881      3,432,355
Stockholders' equity........................    36,682,144      63,706,297     47,734,933      6,031,075        544,526

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Quintel Communications, Inc. (the "Company") is engaged in the direct marketing and providing of various telecommunications products and services. Additionally, the Company utilizes its extensive database to further provide direct marketing services for its residential long distance customer acquisition programs. The Company's revenues from the foregoing are generated through the direct sale of products and services to consumers and through revenue sharing arrangements with its residential long distance customer acquisition clients. The telecommunications products and services offered by the Company in the fiscal year ended November 30, 1998 consisted primarily of (i) telephone entertainment services, such as live conversation horoscopes and psychic consultations, and memberships in theme-related club 900 products ("Club 900 Products"); (ii) a residential distributor program agreement with LCI International Telecom Corp., d/b/a Qwest Communications Services, a long distance telephone service provider ("Qwest"), whereby the Company marketed Qwest's residential long distance products; and (iii) various enhanced telephone services, including enhanced voice mail and call-forwarding services.

     The Company anticipates that the percentage of the Company's revenues generated from telephone entertainment services will comprise a smaller portion of the Company's entire revenues from operations in future fiscal years, based upon management's plans for the repositioning of the Company. Management intends to primarily focus on direct marketing efforts on behalf of its clients, utilizing its extensive database for customer procurement and by participating in the revenue generated therefrom. To that end, the Company (i) entered into the agreement with Qwest for the marketing of Qwest's long distance products, and (ii) ceased marketing its "900" entertainment services as an independent revenue source, now using such services in conjunction with the marketing of its other products and services.

     The Company's telephone entertainment services, enhanced services and Club 900 Products, are billed and collected through the use of service bureaus, which act as conduits for the Local and Long Distance Exchange Carriers. The balance of the Company's activities, principally residential long distance customer acquisition services, are billed and collected directly from the parties to the agreements and do not require service bureau intervention. Historically, the services offered by the Company have evolved based on changing consumer tastes as well as the impact of telephone company billing practices and governmental regulations.

     Revenues for the Company's telephone entertainment services are recognized at the time a customer initiates a billable transaction, except for customer fees for Club 900 Products and voice-mail services. New customer Club 900 Products and voice-mail service fees are recognized when the service is rendered. Recurring monthly voice-mail service fees are recognized as customers renew their subscription each month. All revenues are recognized net of an estimated provision for customer chargebacks, which include refunds and credits. The Company continually revises its reserves for chargebacks on a monthly basis, in accordance with actual chargeback experience. Chargebacks for new products and services without a performance history, are reserved for based on chargeback experience gained from similar products and services. These initial estimates for new product and service chargebacks are revised according to the products' and services' actual chargeback experience accumulated in the accounting periods subsequent to the product's or service's initial billing period. Since reserves are established prior to the periods in which the chargebacks are actually incurred, the Company's net revenues may be adjusted in later periods in the event that the Company's experienced chargebacks vary from the amounts previously reserved. See "-- Recent Developments."

     Revenues earned under the long distance customer acquisition program are recorded upon the achievement of events particular to the program offering. Subsequent to the delivery of the initial sales record to the respective long distance carrier, specifically Qwest, the Company may be required to provide to the customer certain fulfillment products and services, such as prepaid cellular phones and complimentary airline tickets. All material costs applicable to the provision of such fulfillment products and services are estimated and accrued in marketing expenses at the time the associated revenues are recorded. This estimation is adjusted to actual amounts in subsequent periods.

     During the year ended November 30, 1998, the Company commenced marketing residential long distance products under its residential distribution program agreement with Qwest. Additionally, the Company terminated the strategic corporate partnership with AT&T in January 1998. Prior to such termination, the Company marketed AT&T's residential long distance products.

     The Company offered other various products and services during the fiscal year ended November 30, 1998, including telephone security equipment, cellular telephone products and services and financial information services. The Company was also involved in a co-venture agreement with Paradigm Direct, Inc., whereby such venture acquired conventional cellular phone customers, primarily through outbound telemarketing, for the operating regions of both AT&T Wireless Services of Florida and AT&T Wireless Services of Paramus, New Jersey. All of the foregoing other products and services, when aggregated, accounted for approximately 7% of the Company's net revenues during the fiscal year ended November 30,

1998. The Company will not be offering any of the foregoing products or services in 1999, and as of November 30, 1998, the Company sold its interest in the Paradigm venture to its co-venturer.

RECENT DEVELOPMENTS

     During 1998, the Company experienced decreasing margins on its "900" entertainment services, attributable to significant increases in marketing expenditures related thereto and customer chargebacks. As a result, these services were not providing positive operating results and cash flow. Consequently, during the quarter ended August 31, 1998, the Company discontinued marketing such services as an independent revenue source and began using them in conjunction with marketing the Company's other products and services, including the residential long distance customer acquisition services agreement with Qwest. Accordingly, as required by Statement of Financial Standards No. 121 ("FAS 121"), the Company reviewed long-lived assets, including goodwill, for impairment. The Company evaluated the recoverability of its long-lived assets by measuring the carrying amount of the assets against projected undiscounted future cash flows associated with them. The Company determined that the "900" entertainment services could not be disposed of and there was no predictable estimate of any future cash flows associated with any alternative uses. Accordingly, the Company concluded that the intangibles, primarily goodwill, associated with the Company's 1996 acquisition of the remaining 50% of New Lauderdale, L.C. were impaired. As such, a non-cash charge of approximately $18.5 million, representing the remaining balance of the intangibles associated with such acquisition, was recorded at May 31, 1998.

     The Company's "Residential Distributor Program Agreement" with Qwest accounted for approximately 20% of the Company's net revenues in fiscal 1998. It is anticipated that in fiscal 1999 the Qwest arrangement will account for a much greater percentage of the Company's revenues in such year. If this proves to be accurate, the Company would be subject to significant economic dependence on the Qwest relationship. If the Qwest relationship were to be terminated, and the Company was not able to replace such relationship within an acceptable period of time, the Company would suffer a materially significant adverse impact on its operations and its liquidity and capital resources. See "Forward Looking Information May Prove Inaccurate."

RESULTS OF OPERATIONS

     The Company's net revenues for its telecommunications products and services for the three years ended November 30, 1998 consist of the following:

                                                1998            1997           1996
                                             -----------    ------------    -----------
Net Revenues:
  "900" Entertainment Services.............  $24,505,994    $128,925,620    $71,159,083
  Club 900 Products........................   16,418,901      11,305,734
  Enhanced Services........................   23,077,470      21,694,753     14,629,410
  Long Distance Acquisitions...............   24,104,551      26,489,559        164,010
  Other....................................    6,583,355       2,959,270        714,265
                                             -----------    ------------    -----------
                                             $94,690,251    $191,374,936    $86,666,768
                                             ===========    ============    ===========

     The following table sets forth for the periods indicated the percentage of net revenues represented by certain items reflected in the Company's statement of income.

                                                              YEAR ENDED NOVEMBER 30,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Net Revenue.................................................  100.0%   100.0%   100.0%
                                                              -----    -----    -----
Cost of Sales...............................................   84.5     78.3     74.6
Gross Profits...............................................   15.5     21.7     25.4
Selling, general and administrative expenses................   15.2      9.9     11.7
Special charges.............................................   20.8        0        0
  Interest Expense..........................................    0.2      0.0      0.5
  Other Income, principally interest........................    2.3      1.0      0.9
  Equity in earnings of joint revenue.......................    0.0      0.0      5.7
Net (loss) Income...........................................  (17.9)     7.5     14.0

     The following is a discussion of the financial condition and results of operations of the Company for the years ended November 30, 1998, 1997 and 1996. It should be read in conjunction with the consolidated financial statements of the Company, the notes thereto and other financial information included elsewhere in this report.

YEAR ENDED NOVEMBER 30, 1998 COMPARED TO YEAR ENDED NOVEMBER 30, 1997

     Net Revenue for the year ended November 30, 1998 was $94,690,251, a decrease of $96,684,685, or 51%, as compared to $191,374,936, for the year ended November 30, 1997. The decrease was attributable to decreases in net revenues from the Company's "900" entertainment services of $104,419,626, or 81%, and decreases in net revenues of $21,052,460, or 80%, resulting from the discontinuance of the AT&T strategic corporate relationship. See "-- Recent Developments" and "-- Residential Long Distance Customer Acquisition Services." Such net revenue decreases were partially offset by increases in net revenues from the Company's residential long distance customer acquisition services under the Qwest agreement of $18,667,452. See "-- Residential Long Distance Customer Acquisition Services." Additionally, decreases were offset by increases in net revenues from the Company's Club 900 Products of $5,113,167, or 45%, and increases in net revenues from the Company's enhanced voice mail networks and other enhanced services ("enhanced services") of $1,382,717, or 6%. See "Business -- Telephone Entertainment Services". Further offsetting increases were realized from the Company's net revenues from cellular phone related activities, both on a conventional and prepaid basis, of $3,624,065, or 122%. These activities commenced, at significant levels, during the fourth quarter of fiscal 1997 and such activities were discontinued during the fiscal year ended November 30, 1998. For the year ended November 30, 1998, "900" entertainment services, enhanced services, residential long distance customer acquisition services (as provided to Qwest), Club 900 Product memberships, the AT&T strategic corporate partnership and cellular phone activities and other products approximated 26%, 24%, 20%, 17%, 6% and 7% of net revenues, respectively. For the year ended November 30, 1997, "900" entertainment services, enhanced services, Club 900 Product memberships, the AT&T strategic corporate partnership and cellular phone activities and other products approximated 67%, 12%, 6%, 14% and 1% of net revenues, respectively.

     The provisions for chargebacks, recorded as a direct reduction to revenues, for the year ended November 30, 1998 were $56,496,612, a decrease of $47,101,191, or 45%, as compared to $103,597,803 for the year ended November 30, 1997. The decrease is primarily attributable to a decrease in chargebacks from the Company's "900" entertainment services of $53,463,756, or 67%, when compared to the prior year. This decrease in chargebacks resulted from the Company's efforts to reduce marketing the Company's "900" entertainment services. See
"-- Recent Developments." Additionally, during the year ended November 30, 1998, the Company's Club 900 Product chargebacks decreased by $4,008,277, or 29%, when compared to the prior comparable year. This decrease was the result of improved chargeback rate experiences realized on the Club 900 Product during the year ended November 30, 1998. The Company does not believe such improved chargeback rate experiences will continue in the future. See "Forward Looking Information May Prove Inaccurate".

     The Company's enhanced services' actual chargeback rate experience increased during the year ended November 30, 1998 (45% of related gross sales) when compared to the year ended November 30, 1997 (32% of related gross sales). This increase in enhanced service chargebacks is attributable to significant increases in customer service refunds and credits (chargebacks) being issued by the Local Exchange Carriers, primarily in the nine-month period from March 1, 1998 to November 30, 1998, as compared to the prior year's comparable period. The Company believes that the increase in such refunds and credits resulted from changes in Local Exchange Carriers' customer refund policies. The Local Exchange Carriers made such changes in response to concerns expressed by governmental regulatory authorities regarding the necessity to make it easier for customers to have charges which they claim were unauthorized removed from their telephone bills. See "-- Government Regulation" and "Business -- Service Bureaus and Local Exchange Carriers." The Company believes that the customer service policy changes implemented by the Local Exchange Carriers also contributed to the increased chargebacks recognized on the Company's "900" entertainment services during the fiscal year ended November 30, 1998.

     The impact of certain items on the operations of the Company, namely, cost of revenues, chargebacks and marketing expenses, can be better understood in relation to gross revenues, as opposed to net revenues. Accordingly, such information is provided in the paragraphs that follow.

     During the year ended November 30, 1998, gross revenues from "900" entertainment services were $50,270,718, with corresponding chargeback allowances of $25,764,724, resulting in an approximate chargeback rate of 51%. During the year ended November 30, 1997, gross revenues from the "900" entertainment services were $208,154,100, with corresponding chargeback allowances of $79,228,480, resulting in an approximate chargeback rate of 38%. This chargeback rate increase of 13% was one of the primary factors contributing to the Company's decision to discontinue marketing its "900" entertainment services as an independent revenue source and use such services in conjunction with the marketing of the Company's other products and services. See "-- Recent Developments."

     During the year ended November 30, 1998, gross revenues from enhanced services and Club 900 Product memberships were approximately $41,892,878 and $26,067,730, respectively, as compared to approximately $32,110,085 and $24,962,840, respectively, for the year ended November 30, 1997, an increase of $9,782,793, or 30.4%, and $1,104,890, or 4.4%, respectively. The chargeback allowances recognized during the year ended November 30, 1998 for the Company's enhanced services and Club 900 Product memberships were $18,815,409 (45% of related revenues) and $9,648,829 (37% of related revenues), respectively, as compared to $10,415,332 (32% of related revenues) and $13,657,106 (55% of related revenues), respectively, for the year ended November 30, 1997. During the year ended November 30, 1998, gross revenues from the Company's combined prepaid and conventional cellular activity were approximately $8,860,000, with chargebacks of approximately $2,275,000, representing a chargeback rate of 26%. The Company's other products and services contributed an immaterial amount to chargebacks during the years ended November 30, 1998, 1997 and 1996. The Company's residential long distance customer acquisition service revenues and the AT&T strategic corporate partnership revenues are not encumbered by chargebacks.

     Cost of revenues for the year ended November 30, 1998 was $80,037,115, a decrease of $69,784,248, or 47%, as compared to $149,821,363 for the year ended November 30, 1997. The decrease is directly attributable to reductions in service bureau fees related to the decrease in revenues generated from the Company's "900" entertainment services and decreases in advertising costs expended in procuring such revenues. The service bureau fees, including the cost of "psychic operators" related to the "900" entertainment services, were approximately $26,800,000 and $69,200,000 for the years ended November 30, 1998 and 1997, respectively, accounting for approximately $42,400,000, or 61%, of the total decrease in cost of revenues. In addition, the "900" entertainment services advertising costs, principally from television broadcast media and related commercial production costs, were approximately $17,700,000 and $30,000,000 for the years ended November 30, 1998 and 1997, respectively, accounting for approximately $12,300,000, or 18%, of the total decrease in the cost of revenues. $11,300,000 of the decrease in cost of revenues was attributable to the Company's implementation, during the quarter ended August 31, 1998, of its strategy to reposition the marketing emphasis of the "900" entertainment services, in response to decreasing margins, increasing marketing costs and increasing chargebacks. The cost of revenues in fiscal year ended November 30, 1997 did not have a comparable reduction. The "900" entertainment services are now used in conjunction with the marketing of the Company's other products and services (as opposed to an independent revenue source). In accordance with this repositioning, any amounts received by the Company in providing "900" entertainment services, net of estimated chargebacks, are now accounted for as a reduction to the cost of revenues for the Company's other products and services. The effect recognized under such repositioning during the year ended November 30, 1998 amounted to gross "900" entertainment service revenues of approximately $20,900,000, net of corresponding chargebacks of $9,600,000, being offset to cost of revenues for the reduction of approximately $11,300,000 referenced above. The foregoing decreases to cost of revenues were offset by increases in service bureau fees and marketing costs related to increased gross revenues recognized from the Company's enhanced services, Club 900 Product and residential long distance and conventional cellular phone customer acquisition services. Additionally, the decrease in cost of revenues was further offset by cost increases incurred in the Company's test marketing of its prepaid cellular phone business, which approximated $4,300,000 during the year ended November 30, 1998. The Company discontinued the marketing for new prepaid cellular phone customers during the third quarter of the year ended November 30, 1998 and has subsequently disposed of such portion of its operations and liquidated the related inventories.

     Cost of revenues as a percentage of net revenues increased to approximately 85% for the year ended November 30, 1998, from approximately 78% for the year ended November 30, 1997. This gross margin deterioration is specifically attributable to the Company's decreasing margins recognized on the Company's "900" entertainment services. In response to the increased costs per unit of sale generated for its "900" entertainment services, coupled with the significant chargeback rate increases, as previously discussed, the Company has discontinued marketing the "900" entertainment services as an independent revenue source. Commencing in the quarter ended August 31, 1998, the "900" entertainment services were repositioned and offered solely (1) for purposes of acquiring marketing information for future marketing campaigns and (2) as a premium offering, given in conjunction with the Company's other products and services. See "-- Recent Developments."

     Gross revenues for the year ended November 30, 1998 were approximately $151,200,000, with total marketing costs of approximately $58,100,000, or 38% of such gross revenues. Gross revenues for the year ended November 30, 1997 were approximately $295,000,000, with marketing costs of approximately $81,600,000, or 28% of such gross revenues. Such increase in marketing costs, when measured as a percentage of gross revenues, was 7%, or an increase of 25% in comparative percentage terms. This increase is primarily due to the decreasing returns realized on the marketing expenditures of the Company in generating "900" entertainment services gross revenues prior to its discontinuance as an independent revenue source and to the customer acquisition costs incurred by the Company in the conduct of its residential long distance customer acquisition programs. These "front end" acquisition costs are expected to be mitigated over time, through recapture, by the future realization of revenues earned under the usage/revenue sharing agreements attached to such programs. See "-- Residential Long Distance Customer Acquisition Services."

     The remaining significant component of the cost of revenue is service bureau fees. For the years ended November 30, 1998 and 1997, such service bureau fees were approximately $27,800,000 and $53,200,000, respectively. This decrease of approximately $25,400,000, or 48%, was primarily attributable to the Company's decrease in "900" entertainment services revenues and its corresponding reduction in service bureau usage. This decrease was partially offset by increased service bureau fees relating to the Company's increase in gross revenue activity from enhanced services, Club 900 Product memberships and residential long distance customer acquisitions.

     Selling, general and administrative expenses (SG&A) for the year ended November 30, 1998 were $14,356,892, a decrease of $4,523,877, or 24%, as compared to $18,880,769 for the year ended November 30, 1997. The reduction is primarily attributable to a decrease in amortization expense of approximately $1,535,000, pursuant to an impairment write-off of intangibles, primarily goodwill, during the quarter ended May 31, 1998. See "-- Recent Developments." The portion of intangibles expensed by such impairment charge in the fiscal year ended November 30, 1998 is separately classified under the financial statement account heading "Special Charges", with the amount of such write-off approximating $18,500,000. The decrease further resulted from net reductions in officers' compensation of approximately $1,260,000 and decreases in customer service costs of approximately $733,000. Increases in professional fees ($531,000), personnel costs ($216,000) and occupancy costs ($139,000) offset the aforementioned decreases.

     During the year ended November 30, 1998, the Company recorded special charges amounting to $19,692,543. The Company had no such special charges in the year ended November 30, 1997. Included in these charges are (1) the non-cash impairment charge of approximately $18,500,000, which represented the remaining balance of the goodwill associated with the Acquisition (see "-- Recent Developments") and (2) a charge for the write-down of assets of approximately $1,178,000, relating to the Company's developing and test marketing of an Internet telephony program, which commenced and was discontinued within the year ended November 30, 1998.

     Other income for the year ended November 30, 1998 and 1997 consisted primarily of interest income. For the year ended November 30, 1998, other income was $2,212,435, an increase of $371,079, or 20%, as compared to $1,841,356 for the year ended November 30, 1997. The increase is attributable to interest earned on the Company's marketable securities, consisting primarily of direct U.S. government obligations and interest earned on funds held in reserve for future chargebacks by the Company's primary "900" entertainment service bureau. See "-- Liquidity and Capital Resources."

     The Company's (benefit) provision for income taxes is the result of the combination of federal statutory rates and required state statutory rates applied to pre-tax income (loss). This combined effective rate was (2%) and 41% for the years ended November 30, 1998 and 1997, respectively. Income tax benefit for the year ended November 30, 1998 totaled $417,464 as compared to income tax expense of $10,069,616 for the year ended November 30, 1997. The Company's effective tax rate is higher than the federal statutory rate due to the addition of state income taxes and certain expenses, principally goodwill amortization, that are recognized for financial reporting purposes and are not deductible for federal income tax purposes. In the year ended November 30, 1998, the Company recorded an intangible impairment charge of approximately $18.5 million. See "-- Recent Developments". As of November 30, 1998, the Company had a net operating loss carryback of approximately $21,000,000. Also at November 30, 1998, the Company had approximately $14,100,000 of future tax deductible amounts, principally arising from the future deductibility of net chargeback reserves and the 1998 goodwill impairment charge. Due to the uncertain realization, through carryforward, regarding the state deferred tax assets, the Company has recorded a full valuation allowance against such state deferred tax assets at November 30, 1998. The remaining federal deferred tax assets were further reduced for a valuation allowance. The federal valuation allowance reduces the federal deferred tax assets to their realizable carryback value at November 30, 1998.

YEAR ENDED NOVEMBER 30, 1997 COMPARED TO YEAR ENDED NOVEMBER 30, 1996

     Net revenue for the year ended November 30, 1997 was $191,374,936, a net increase of $104,708,168 or 121%, as compared to $86,666,768 for the year ended November 30, 1996. Approximately $94,844,032, or 90.6% of such net increase was attributable to the Acquisition. The Company's strategic corporate partnership with AT&T accounted for approximately $26,325,549 or 25.1% of such net increase. During fiscal 1997, the company marketed AT&T's long distance products under the terms of the strategic corporate partnership. See "Business -- Residential Long Distance Customer Acquisition Services." Net revenues from the Company's enhanced voice mail networks comprised approximately $4,614,099, or 4.4% of such net increase. Net revenues from the Company's Club 900 Product comprised approximately $11,305,734, or 10.8% of such net increase. These increases were partially offset by decreases to net revenues earned by one of the Company's subsidiaries from its "900" entertainment services, resulting from the Company shifting the billing and collection services for the subsidiary's "900" number telephone calls to New Lauderdale's service contract. The related net revenue reductions approximated $33,541,715. Such consolidation of service contracts allowed the Company to reduce processing and administration costs associated with its "900" number business. During the year ended November 30, 1997, the Company completed the transition of changing all "900" number entertainment lines from $3.99 to $4.99 per minute. For the year ended November 30, 1997, the Company recorded approximately 23 million billable "900" minutes, at the $4.99 price point, and approximately 24 million billable minutes, at the $3.99 price point, as compared to approximately 25 million minutes, primarily billed at the $3.99 price point, in the prior year.

     For the year ended November 30, 1997, "900" entertainment services, VM services, the AT&T strategic corporate partnership, Club 900 Product memberships and other products approximated 67%, 12%, 14%, 6% and 1% of net revenues, respectively. For the year ended November 30, 1996, "900" number entertainment services, VM Products and other products approximated 82%, 17% and 1% of net revenues, respectively. The provisions for chargebacks for the year ended November 30, 1997 were $103,597,803, an increase of $57,245,165, or 123%, as compared to $46,352,638 for the year ended November 30, 1996. The increase is primarily attributable to increased chargebacks on the Company's "900" number entertainment services and, to a lesser extent, chargebacks on the Company's Club 900 Product memberships, which commenced billing in the first quarter of fiscal 1997. The provisions for chargebacks as a percentage of gross revenues increased from approximately 34.9% for the year ended November 30, 1996 to approximately 38.7% for the year ended November 30, 1997. These percentages exclude the AT&T strategic corporate partnership revenues, which are not encumbered by chargebacks.

     Cost of sales for the year ended November 30, 1997 was $149,821,363, an increase of $85,106,107, or 132%, as compared to $64,661,256 for the year ended November 30, 1996. The increase in the cost of sales is directly attributable to the consolidation of New Lauderdale's operations subsequent to the Acquisition, increases in service bureau fees, marketing costs associated with the AT&T strategic corporate partnership and increases in advertising cost associated with the Company's "900" entertainment services. Cost of sales as a percentage of gross revenue is principally due to decreased returns from the Company's marketing expenditures. The increase was partially offset through the Company's ability to renegotiate certain contract terms with its primary "900" number service provider during fiscal 1997, pursuant to increased call volume as a result of the Acquisition. Gross revenues for the year ended November 30, 1997 were $294,976,042, with marketing costs of approximately $81,576,000, or 27.7% of such gross revenues. Gross revenues for the year ended November 30, 1996 were $133,040,851, with marketing costs of approximately $31,795,000, or 23.9% of such gross revenues.

     Selling, general and administration expenses (SG&A) for the year ended November 30, 1997 were $18,880,769, an increase of $8,721,543, or 86%, as compared to $10,159,226 for the year ended November 30, 1996. The increase in SG&A is principally attributable to the consolidation of New Lauderdale's operations subsequent to the Acquisition, increases in goodwill amortization of $1,251,900 and increases in personnel costs of approximately $1,636,000 associated with the Company's growth. SG&A as a percentage of the Company's gross revenue decreased from 7.6% during the year ended November 30, 1996, to 6.4% for the year ended November 30, 1997.

     Interest expense for the year ended November 30, 1997 was $80,763, a decrease of $392,526, or 83% as compared to $473,289 for the year ended November 30, 1996. This decrease is directly attributable to the Company's discontinuance of its accounts receivable financing during the prior fiscal year. See "Liquidity and Capital Resources."

     Other income for the years ended November 30, 1997 and 1996 consisted primarily of interest income. For the year ended November 30, 1997, interest income was $1,841,356, and increase of $1,080,943, or 142%, as compared to $760,413, for the year ended November 30, 1996. The increase is attributable to interest earned on the Company's marketable securities, consisting primarily of direct U.S. government obligations.

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

LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 1998, the Company had cash of $2,123,630. During the year ended November 30, 1998, the Company used $7,940,087 in cash, which consisted of $6,209,682 of net cash used in operating activities, $8,334,625 in net cash provided by investing activities and $10,065,030 of net cash used in financing activities. The Company's net loss of $16,952,618 was offset by non-cash items, consisting principally of goodwill amortization, including the intangible impairment charge of approximately $18,500,000.

     During the year ended November 30, 1998, the Company used $6,209,682 for operating activities, primarily to fund its working capital requirements, the significant components being the costs of advertising, promotion and service bureau fees.

     The $8,334,625 in net cash provided by investing activities consisted of $9,700,632 in cash provided from the net proceeds of marketable securities transactions, offset by $1,366,007 in cash paid for the purchase of property and equipment.

     The $10,065,030 of cash used in investing activities was expended exclusively for the repurchase of the Company's Common Stock. On March 13, 1998, the Company had purchased from Claudia Hirsch, a former director and officer, 1,969,601 shares of the Company's Common Stock for an aggregate purchase price of $8,165,000, of which $8,110,000 was paid within the year ended November 30, 1998. The balance of $137,500 was to be paid in 10 consecutive monthly installments of $13,750 in accordance with the terms of the purchase agreement. As at November 30, 1998, $55,000 remained payable under such agreement. In July 1998, the Board of Directors of the Company authorized the repurchase, at management's discretion, of up to 2 million shares of the Company's Common Stock during the period July 15, 1998 through July 15, 1999. Pursuant thereto, as of March 5, 1999, the Company has repurchased 949,153 common shares for an aggregate repurchase price of $2,211,622, representing an average repurchase price of $2.33 per share. During the previous seventeen months (August 1, 1997 to November 30, 1998), the Company incurred substantial increases in chargebacks experienced on its "900" entertainment services. Pursuant to such increased chargebacks, two of the Company's service providers instituted a cash reserve policy. Under this cash reserve policy, the service providers withhold cash flows from carrier collections in amounts that approximate the Company's future expected chargebacks, as they relate to each service provider. As of November 30, 1998, the reserves withheld approximated $ 8,080,000 and are included in the Company's accounts receivable. Historically, the Company has financed its working capital requirements principally through cash flow from operations and receivables financing. Although the Company is not currently dependent on cash flow from receivables financing, credit lines for this purpose are being maintained and the Company may avail itself of such financing in the future. See "Forward Looking Information May Prove Inaccurate."

     The Company's primary cash requirements have been to fund the cost of advertising and promotion. Additional funds may be used in the purchasing of equipment and services in connection with the commencement of several new business lines and further development of businesses currently being test marketed. The Company currently has no material plans or commitments for capital expenditures or significant working capital demands. Under currently proposed operating plans and assumptions (including the substantial costs associated with the Company's advertising and marketing activities), management believes that projected cash flows from operations and available cash resources, including expected federal tax carryback refunds and an available financing arrangement with a service bureau, will be sufficient to satisfy the Company's anticipated cash requirements for the next twelve months. The Company does not have any long-term obligations and does not intend to incur any such obligations in the future. As the Company seeks to diversify with new telecommunication products and services, the Company may use existing cash reserves, long-term financing, or other means to finance such diversification. See "Forward Looking Information May Prove Inaccurate."

RESIDENTIAL LONG DISTANCE CUSTOMER ACQUISITION SERVICES

     During the fiscal year ended November 30, 1996, the Company entered into an agreement with AT&T Communications, Inc. ("AT&T"), whereby it marketed AT&T's long distance products. The Company commenced significant marketing efforts under this agreement in the first quarter of fiscal 1997, and continued marketing for the entire fiscal year ended November 30, 1997. During the third quarter of fiscal 1997, AT&T modified its contact and customer acquisition strategies. These modifications severely limited the Company's ability to successfully market AT&T's long distance products to its customer database. As a result of the AT&T modifications, the Company significantly reduced its marketing efforts under this arrangement in the fourth quarter of fiscal 1997. The Company terminated its strategic corporate partnership with AT&T late in the first quarter of fiscal 1998.

     The Company concluded the Qwest agreement in the first quarter of fiscal 1998, pursuant to which the Company provides marketing services to Qwest, primarily through outbound telemarketing and broadcast media, directed at the acquisition of residential long distance customers for Qwest. In addition to commissions paid to the Company for its successful customer acquisitions on behalf of Qwest, the agreement also calls for the Company to participate in Qwest's net revenues earned from such acquired customers' residential long distance usage.

     Net revenues from the strategic corporate partnership with AT&T for the year ended November 30, 1998 and 1997 were $5,437,099 and $26,489,559, respectively.

     During the year ended November 30, 1998, the Company recorded revenues of approximately $18,667,452 under the Qwest agreement. To date, the results of the Qwest program have not met management's expectations.

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

THE YEAR 2000 PROBLEM

     At the time computer programs were first being written, two digits were used instead of four to define years on such programs. For example, the year "1998" was written within such computer programs as "98". As a result, at the onset of the new millennium, any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. This potential difficulty is commonly referred to as the "Y2K Problem".

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be effected by the "Y2K" Problem. The Company presently believes that its entire internal computer programs, software packages, systems and networks are Y2K compliant. Within the past 12 months, the Company has replaced all personal computers that were not Y2K compliant and rewritten its entire billing system to become compliant. The Company also recently acquired a new main database server that is compliant and that runs on a commercially available software package that is compliant. The cost of all of the foregoing did not have a material impact on the operations of the Company. See "Forward Looking Information May Prove Inaccurate".

     Notwithstanding the foregoing, the Company is reliant on third parties for the operation of the Company's day-to-day business. The Company can not provide any assurances that the steps being taken by such third parties, if any, will be sufficient to eliminate the Y2K problem from the computer systems used by such third parties and relied upon by the Company. The Company has corresponded with all its vendors, informing them that the Company will only conduct business with those entities that are "Y2K" compliant. In addition, the Company only accepts inbound files from outside sources that define years with four digit codes, ensuring compliance. Lastly, the Company's customer service department operates via the Company's computer network, which is compliant. However, in the event modifications and conversions to computer systems are required by such third parties and are not completed on a timely basis, the Y2K Problem may have a material impact on the operations of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the consolidated financial statements of Quintel Communications, Inc. and subsidiaries, together with the report of PricewaterhouseCoopers LLP dated March 10, 1999.

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

                  NAME                     AGE                     POSITION
                  ----                     ---                     --------
Jeffrey L. Schwartz......................   50     Chairman of the Board and Chief Executive
                                                     Officer
Jay Greenwald............................   34     President, Chief Operating Officer and
                                                   Director
Andrew Stollman..........................   33     Senior Vice President, Secretary and
                                                   Director
Daniel Harvey............................   40     Chief Financial Officer
Michael G. Miller........................   50     Director
Murray L. Skala..........................   51     Director
Mark Gutterman...........................   42     Director
Edwin A. Levy............................   60     Director
Paul Novelly.............................   55     Director

DIRECTORS

     Jeffrey L. Schwartz has been Chairman and Chief Executive Officer of the Company since January 1995, Secretary/Treasurer from September 1993 to December 1994 and a director since inception of the Company in 1993. From January 1979 until May 1998, Mr. Schwartz was also Co-President and a director of Jami Marketing Services, Inc. ("Jami Marketing"), a list brokerage and list management consulting firm, Jami Data Services, Inc. ("Jami Data"), a database management consulting firm, and Jami Direct, Inc. ("Jami Direct"), a direct mail graphic and creative design firm (collectively, the "Jami Companies"). The JAMI Companies were sold by the principals thereof in May 1998.

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

     Michael G. Miller has been a director of the Company since inception. From 1979 until May 1998, Mr. Miller was Co-President and a director of each of the Jami Companies, which were sold by the principals thereof in May 1998. Mr. Miller is currently an independent consultant. Mr. Miller is also a director of JAKKS Pacific, Inc., a publicly-held company which develops, markets and distributes children's toys.

     Murray L. Skala has been a director of the Company since October 1995. Mr. Skala has been a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala & Bass LLP since 1976. Mr. Skala is also a director of JAKKS Pacific, Inc., a publicly-held company which develops, markets and distributes children's toys.

     Mark Gutterman has been a director of the Company since October 1995. Since January 1, 1999, Mr. Gutterman has been the Chief Financial Officer of Transaction Information Systems, Inc., a computer consulting and staffing company. From 1980 through 1998, Mr. Gutterman was a partner in the accounting firm of Feldman, Gutterman, Meinberg & Co. and its predecessor, Weiss & Feldman. Mr. Gutterman is a Certified Public Accountant.

     Edwin A. Levy has been a director of the Company since November 1995. Mr. Levy has been the Chairman of the Board of Levy, Harkins & Co., Inc., an investment advisor, since 1979, and is also a director of Coastcast Corp., a publicly-held company in the business of manufacturing golf club heads.

     Paul Novelly has been a director of the Company since May 1998. Since 1978, Mr. Novelly has been the President and Chief Executive Officer of Apex Oil Company, Inc., a company which, together with its subsidiaries, is engaged in oil and gas exploration, transportation, trading and storage and coal mining. Mr. Novelly also serves on the Board of Directors of several publicly-held companies, including Coastcast Corp., Vista 2000, Inc., a marketer of personal safety and home security devices, Imperial Bank, Imperial Bancorp, a bank holding corporation, and Intrawest Corporation, a foreign company based in the Bahamas.

     The Company has agreed, if so requested by the underwriter of the initial public offering of the Company's securities, Whale Securities Co., L.P. ("Whale"), to nominate and use its best efforts to elect a designee of Whale as a director of the Company or, at Whale's option, as a non-voting adviser to the Company's Board of Directors. The Company's officers, directors and four of its existing principal stockholders have agreed to vote their shares of Common Stock in favor of such designee. Whale has not yet exercised its right to designate such a person. Such right of designation of Whale is in effect until December 5, 2000.

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

EXECUTIVE OFFICERS

     Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors. Three of the Company's four executive officers, Jeffrey L. Schwartz, Jay Greenwald and Andrew Stollman, are also directors of the Company. Information with regard to such persons is set forth above under the heading "Directors."

     The remaining executive officer is Mr. Daniel Harvey, the Company's Chief Financial Officer. Mr. Harvey has held such position since January 1997. He joined the Company in September 1996. From November 1991 to August 1996, Mr. Harvey was a Senior Manager with the accounting firm of Feldman, Gutterman, Meinberg & Co. Mr. Harvey is a Certified Public Accountant.

     The Company has obtained "key man" life insurance in the amount of $1,000,000 on each of the lives of Jeffrey L. Schwartz, Jay Greenwald and Andrew Stollman.

  Resignation of Directors and Executive Officers

     In February 1998, Mr. Vincent Tese resigned as a director of the Company. Mr. Tese had held such position since March 1996. In March 1998, Claudia Newman Hirsch resigned as a director and as Executive Vice President of the Company. Ms. Newman Hirsch had been a director since the inception of the Company. She had been Executive Vice President since January 1995 and a Vice President from August 1992 through December 1994. In January 1999, Mr. Steven Feder resigned as a director of the Company. Mr. Feder had held such position since October 1996. The Company believes that all of such individuals resigned for personal reasons and not as a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

THE COMMITTEES

     The Board has an Audit Committee, a Compensation Committee and a Stock Option Committee. The Board of Directors does not have a Nominating Committee, and the usual functions of such a committee are performed by the entire Board of Directors.

     Audit Committee. The functions of the Audit Committee include recommendations to the Board of Directors with respect to the engagement of the Company's independent certified public accountants and the review of the scope and effect of the audit engagement. The current members of the Audit Committee are Messrs. Levy, Novelly and Skala.

     Compensation Committee. The function of the Compensation Committee is to make recommendations to the Board with respect to compensation of management. In addition, the Compensation Committee administers plans and programs, with the exception of the Company's stock option plans, relating to employee benefits, incentives and compensation. The current members of the Compensation Committee are Messrs. Skala and Gutterman.

     Stock Option Committee. The Stock Option Committee determines the persons to whom options are granted under the Company's stock option plans and the number of options to be granted to each person. The current members of the Stock Option Committee are Messrs. Novelly and Levy.

ATTENDANCE AT MEETINGS

     From December 1, 1997 through November 30, 1998, the Board of Directors, Stock Option Committee, Audit Committee and Compensation Committee each met or acted without a meeting pursuant to unanimous written consent nine times, five times, one time and one time, respectively.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To the best of the Company's knowledge, during the fiscal year ended November 30, 1998, (i) Steven Feder, Thomas H. Lindsey, Michael Miller, Paul Novelly, Peter Stolz and Vincent Tese each untimely filed one report on Form 4, reporting one late transaction; (ii) Daniel Harvey, Jeffrey Schwartz and Andrew Stollman each untimely filed two late reports on Form 4, reporting two late transactions; (iii) Mark Gutterman untimely filed two late reports on Form 4, reporting three late transactions; (iv) Jay Greenwald untimely filed three late reports on Form 4, reporting three late transactions; (v) Mr. Novelly untimely filed a Form 3 and Form 5, each reporting one late transaction; and (vi) Claudia Newman Hirsch failed to file a Form 5. All of such individuals were executive officers, directors and/or beneficial owners of more than 10% of the Company's Common Stock during the fiscal year ended November 30, 1998. To the best of the Company's knowledge, all other Forms 3, 4 or 5 required to be filed during the fiscal year ended November 30, 1998 were done so on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the Company's executive compensation paid during the three fiscal years ended November 30, 1998, 1997 and 1996 for the Chief Executive Officer and the Company's four most highly compensated executive officers of the Company (other than the Chief Executive Officer) whose cash compensation for the fiscal year ended November 30, 1998 exceeded $100,000 (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                            LONG TERM COMPENSATION
                                                                 ---------------------------------------------
                     ANNUAL COMPENSATION                                 AWARDS                  PAYOUTS
--------------------------------------------------------------   -----------------------   -------------------
         (a)           (b)      (c)         (d)         (e)         (f)          (g)                    (i)
                                                       OTHER     RESTRICTED   SECURITIES     (h)        ALL
                                                      ANNUAL       STOCK      UNDERLYING    PLAN       OTHER
      NAME AND                 SALARY      BONUS     COMPENSA-     AWARDS      OPTIONS     PAYOUTS   COMPENSA-
 PRINCIPAL POSITION    YEAR     ($)         ($)       TION($)       ($)          (#)         ($)      TION($)
 ------------------    ----   --------    --------   ---------   ----------   ----------   -------   ---------
Jeffrey Schwartz.....  1998   $453,750           0       0           0           8,750(2)     0          0
  Chairman and                                                                 128,495
  Chief Executive      1997   $412,500    $418,347       0           0               0        0          0
  Officer              1996   $375,000    $269,573       0           0               0        0          0
Jay Greenwald........  1998   $453,750           0       0           0           8,750(2)     0          0
  President and                                                                128,495
  Chief Operating      1997   $412,500    $418,346       0           0               0        0          0
  Officer              1996   $375,000    $269,573       0           0               0        0          0
Andrew Stollman......  1998   $302,500           0       0                       8,750(2)     0          0
  Senior Vice                                                                   96,260
  President and        1997   $243,750    $418,346       0           0               0        0          0
  Secretary            1996   $175,000    $269,573       0           0               0        0          0
Daniel Harvey(1).....  1998   $127,500    $ 50,000       0           0           7,729(3)     0          0
  Chief Financial      1997   $111,000    $ 25,000       0           0               0        0          0
  Officer

---------------

(1) Mr. Harvey was first appointed the Company's Chief Financial Officer in January 1997. Prior to that time, Mr. Harvey was not employed as an executive officer of the Company.

(2) Represents shares underlying options issued in exchange for the surrender of options to purchase 25,000 shares pursuant to the Option Exchange. See "Market for the Registrant's Common Equity and Related Stockholder
    Matters -- Option Exchange."

(3) Represents shares underlying options issued in exchange for the surrender of options to purchase 26,000 shares pursuant to the Option Exchange. See "Market for the Registrant's Common Equity and Related Stockholder
    Matters -- Option Exchange."

     The following table sets forth certain information regarding the granting of options to the Named Officers during the fiscal year ended November 30, 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                         POTENTIAL REALIZABLE
                                                                                       VALUE AT ASSESSED ANNUAL
                                                                                         RATES OF STOCK PRICE
                                                                                       APPRECIATION FOR OPTION
                                 INDIVIDUAL GRANTS                                               TERM
-----------------------------------------------------------------------------------    ------------------------
(a)                        (b)                (c)                           (e)           (f)           (g)
                        NUMBER OF          % OF TOTAL         (d)
                        SECURITIES        OPTIONS/SARS      EXERCISE
                        UNDERLYING         GRANTED TO       OR BASE
                       OPTIONS/SARS       EMPLOYEES IN       PRICE       EXPIRATION
        NAME            GRANTED(#)       FISCAL YEAR(1)    ($/SHARE)        DATE         5%($)         10%($)
        ----           ------------      --------------    ----------    ----------    ----------    ----------
Jeffrey Schwartz.....      8,750(2)           0.81%         $   1.75       9/30/05      $ 21,546      $ 29,840
                         128,495(3)          12.01           2.13125       10/8/03       349,516       441,046

Jay Greenwald........      8,750(2)           0.81              1.75       9/30/05        21,546        29,840
                         128,495(3)          12.01           2.13125       10/8/03       349,516       441,046

Andrew Stollman......      8,750(2)           0.81              1.75       9/30/05        21,546        29,840
                          96,260(3)           8.99            1.9375       10/8/03       298,031       300,366

Daniel Harvey........      7,292(2)           6.80              1.75        9/4/01        14,772        16,985
                             437(2)(4)        0.04              1.75      12/26/02           930         1,120

---------------

(1) Options to purchase a total of 1,069,580 shares of Common Stock were granted to the Company's employees, including the Named Officers, during the fiscal year ended November 30, 1998. Includes 181,940 shares issuable upon the exercise of options granted pursuant to the Option Exchange. See "Market for the Registrant's Common Equity and Related Stockholder Matters -- Option Exchange."

(2) Represents shares issuable upon the exercise of options granted pursuant to the Option Exchange.

(3) One-third of this option vested or vests on each of October 8, 1998, 1999 and 2000.

(4) One-third of this option vested or vests on each of December 26, 1997, 1998 and 1999.

     The following table sets forth certain information regarding options exercised and exercisable during the fiscal year ended November 30, 1998 and the value of the options held as of November 30, 1998 by the Named Officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

                                                                  NUMBER OF UNEXERCISED
                                                                    OPTIONS AT FISCAL
                                                                       YEAR-END(1)
                                                              ------------------------------
NAME                                                          EXERCISABLE      UNEXERCISABLE
----                                                          -----------      -------------
Jeffrey L. Schwartz.........................................     8,750(2)              0
                                                                42,832            85,663
Jay Greenwald...............................................     8,750(2)              0
                                                                42,832            85,663
Andrew Stollman.............................................     8,750(2)              0
                                                                32,087            64,173
Daniel Harvey...............................................     4,861(2)          2,431(2)
                                                                   146(2)(3)         291(2)(3)

---------------

(1) None of the options held by the Named Officers were in-the-money at November 30, 1998.

(2) Represents shares underlying options issued in exchange for options surrendered pursuant to the Exchange Plan. See "Market for the Registrant's Common Equity and Related Stockholder Matters -- Option Exchange."

(3) Such option was issued in the Option Exchange pursuant to Mr. Harvey's surrender of an option to purchase 1,000 shares of common stock, which option was granted to Mr. Harvey on December 26, 1997.

EMPLOYMENT AGREEMENTS

     The employment agreements between the Company and each of Jeffrey Schwartz, Jay Greenwald and Andrew Stollman expired on November 30, 1998. Each of such individuals have agreed to continue to work for the Company as employees-at-will until such time as the Board of Directors has had an opportunity to discuss and approve a compensation package for inclusion in written employment agreements between the Company and such individuals. The Company and Messrs. Schwartz and Greenwald have agreed that the compensation to be paid to each of them for their services rendered would be $400,000 per annum until such time as written employment agreements between the Company and such individuals have been executed. Such amount is a reduction of $53,750 per annum from each of their 1998 salaries of $453,750. The Company and Mr. Stollman have agreed that the compensation to be paid to such individual for his services rendered would continue to be $302,500 per annum, the amount of Mr. Stollman's 1998 annual salary, until such time as a written employment agreement between the Company and Mr. Stollman has been executed.

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

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

     The Compensation Committee of the Company's Board of Directors during the fiscal year ended November 30, 1998 consisted of Mark Gutterman and Murray L. Skala. See "Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of March 5, 1999, based upon information obtained from the persons named below, regarding beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of its Common Stock, (ii) each director of the Company, (iii) each of the Named Officers, and
(iv) all executive officers and directors of the Company as a group.

NAME AND ADDRESS OF                                             NUMBER OF SHARES           PERCENT
BENEFICIAL OWNER(1)                                           BENEFICIALLY OWNED(2)      OF CLASS(2)
-------------------                                           ---------------------      -----------
Jay Greenwald...............................................        2,815,984(3)            16.8%
Steven L. Feder, Thomas H. Lindsey and Peter Stolz..........        2,539,481(4)            15.2
2455 East Sunrise Blvd.
Ft. Lauderdale, FL 33304
Jeffrey L. Schwartz.........................................        2,503,584(5)            14.9
Michael G. Miller...........................................        2,475,617(6)            14.8
Andrew Stollman.............................................        1,135,280(7)             6.6
Murray L. Skala.............................................           90,250(8)            *
750 Lexington Avenue
New York, NY 10022
Edwin A. Levy...............................................           86,250(9)            *
767 Third Avenue
New York, NY 10017
Mark Gutterman..............................................           30,205(10)           *
280 Plandome Road
Manhasset, NY 11030
Paul Novelly................................................           22,816(11)           *
8182 Maryland Avenue
St. Louis, MO 63105
All executive officers and directors as a group (9
  persons)..................................................        9,167,570(12)(13)       53.6%

---------------
  *  Less than 1% of the Company's outstanding shares.

 (1) Unless otherwise provided, such person's address is c/o the Company, One Blue Hill Plaza, Pearl River, New York 10965.

 (2) The number of Shares of Common Stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission (the "Commission"). Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of the Company's outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after March 5, 1999. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

 (3) Includes 51,582 shares of Common Stock issuable upon the exercise of an option held by Mr. Greenwald. Does not include 180,000 shares of Common Stock transferred in February 1998 by Mr. Greenwald to a limited partnership of which Mr. Greenwald is a partner.

 (4) Steven L. Feder, Thomas H. Lindsey and Peter Stolz have filed Forms 13D with the Commission classifying themselves collectively as a "group", as that term is defined in Section 13(d) of the Exchange Act. Such individuals, as a "group", are the beneficial owners of more than 5% of the outstanding Common Stock of the Company.

 (5) Includes 51,582 shares of Common Stock issuable upon exercise of an option held by Mr. Schwartz.

 (6) Includes 33,615 shares of Common Stock issuable upon exercise of options held by Mr. Miller.

 (7) Includes 10,837 shares of Common Stock issuable upon exercise of an option held by Mr. Stollman.

 (8) Includes 86,250 shares of Common Stock issuable upon exercise of options held by Mr. Skala.

 (9) Represents shares of Common Stock issuable upon exercise of options held by Mr. Levy.

(10) Includes 26,615 shares of Common Stock issuable upon exercise of options held by Mr. Gutterman. Also includes 3,590 shares of Common Stock issuable upon the exercise of an option held by Feldman, Gutterman, Meinberg & Co., a firm in which Mr. Gutterman was a partner until his resignation therefrom in December 1998.

(11) Represents shares of Common Stock issuable upon exercise of options held by Mr. Novelly.

(12) Includes 7,584 shares of Common Stock issuable upon the exercise of options held by Mr. Daniel Harvey, Chief Financial Officer of the Company.

(13) Includes 410,721 shares of Common Stock issuable upon the exercise of options held by the executive officers and directors of the Company. See footnote (3) and footnotes (5) through (12), above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company obtains a substantial number of psychics for its live psychic and other services from PRN. The Company believes that PRN is principally owned and controlled by Steven L. Feder and Peter Stolz. Based upon information provided to the Company by counsel to such individuals, the Company believes that Messrs. Feder and Stolz, along with a third individual, own an aggregate of 2,539,481 shares of Common Stock, representing approximately 15.2% of the outstanding Common Stock of the Company. In addition, Mr. Feder is an employee of the Company and, until January 1999, was a director of the Company.

     In December 1998, the Company entered into an agreement with Access Resource Services, Inc., an affiliate of PRN ("Access"), pursuant to which the Company provides advertising for Access' "900" entertainment services. The principal advertising mediums supplied are broadcast television media and direct mail solicitations. In consideration of the provision of such advertising, the Company receives a flat fee per each minute billed to each of Access' customers. Access is responsible to pay all the processing costs related to the transmission of the call and the billing and collection of the fees generated thereby, including customer chargebacks. The flat fee amount paid to the Company is to be reviewed monthly with adjustments permitted to be made thereto for future billing periods based upon changes in chargeback rate experiences and/or changes in the costs incurred on previously processed calls. In accordance with the terms of the agreement with Access, either party has the right to cancel such agreement upon 30 days' prior written notice.

     The Company believes that all of the foregoing transactions and agreements were advantageous to the Company and were on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

     Mark Gutterman, a director of the Company, was a partner in the firm of Feldman, Gutterman, Meinberg & Co. ("FGM"), one of the Company's accountants during the fiscal year ended November 30, 1998, until his resignation therefrom in December 1998. Burton Feldman, a partner in FGM, is the father-in-law of Jeffrey L. Schwartz, the Chairman and Chief Executive Officer of the Company. For the fiscal year ended November 30, 1998, the Company incurred charges of approximately $91,000 for services rendered by FGM. Its fees were based primarily on hourly rates. The Company believes that its relationship with FGM was on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

     Murray L. Skala, a director of the Company, is a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala & Bass LLP, the Company's attorneys ("Feder Kaszovitz"). The Company incurred charges of approximately $431,000 during the fiscal year ended November 30, 1998. Feder Kaszovitz continues to provide services to the Company during its current fiscal year. Its fees are based primarily on hourly rates. The Company believes that its relationship with such firm is on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

     The Company had entered into a consulting agreement, effective October 1, 1995, with Michael Miller, a director and principal stockholder of the Company, which expired on November 30, 1998. Under the terms of such consulting agreement, Mr. Miller provided services in connection with identification and engagement of celebrities to endorse the Company's services, the Company's engagement of independent producers to produce commercials and infomercials and the development of new entertainment services. The agreement provided that Mr. Miller's services were subject to his availability and recognized his commitment to other non-competitive business activities. The Company has paid Mr. Miller consulting fees of $10,416, $11,458 and $12,604 per month for the fiscal years ended November 30, 1996, 1997 and 1998, respectively. The agreement provided that Mr. Miller was precluded from involvement in any other business which competes with the Company during the term of the consulting agreement and for a period of two years thereafter. Although the consulting agreement w/Mr. Miller has expired, he continues to provide the consulting services enumerated therein to the Company and the Company has been compensating Mr. Miller for such services at the rate of $10,417 per month. Such arrangement has not been formally agreed to and may be terminated by either party at-will.

                          FORWARD LOOKING INFORMATION
                              MAY PROVE INACCURATE

     This Annual Report on Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management, as well as assumptions made by and information currently available to the Company, including the Company's continuing sources of revenue, cost reduction plans, proposed offerings of new products and services and the sufficiency of the Company's liquidity and capital. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

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

(b) REPORTS ON FORM 8-K.

     The Company filed no Current Reports on Form 8-K during the fourth quarter of the fiscal year ended November 30, 1998.

(c) EXHIBITS.

 EXHIBIT
 NUMBER
 -------
3.1.1       Articles of Incorporation of the Company, as amended(1)
3.1.2       Amendment to the Articles of Incorporation of the
            Registrant(2)
3.2         By-Laws of the Company(3)
10.1        Employment Agreement by and between the Company and Steven
            L. Feder(4)
10.2.1      Definitive Form of Non-Competition and Right of First
            Refusal Agreement between the Company and Steven L. Feder,
            Thomas H. Lindsey and Peter Stolz(4)
10.2.2      Definitive Form of Non-Competition and Right of First
            Refusal Agreement between the Company and Psychic Readers
            Network, Inc.(4)
10.2.3*+    Agreement Regarding 900 Number Telecommunications Programs
            and Modification of Noncompetition Agreement and Media
            Agreement between Access Resource Services, Inc. and the
            Company
10.2.4*+    Marketing Agreement between Access Resource Services, Inc.
            and the Company
10.2.5*+    Club Operating Agreement among Access Resource Services,
            Inc., Real Communication Services, Inc., Bahia Encounters,
            Inc., Steven L. Feder and the Company
10.3        Amended and Restated 1996 Stock Option Plan(5)
10.4.1      Lease of the Company's offices at One Blue Hill Plaza, Pearl
            River, New York(6)
10.4.2      Lease of office space for Calling Card Co., Inc. at 2455
            East Sunrise Boulevard, Fort Lauderdale, Florida(7)(P)
10.5*       Purchase and Sale Agreement among Paradigm Direct, Inc.,
            Paradigm Cellular, LLC and the Company
10.6*+      Servicing Agreement between West Interactive Corporation and the Company
10.7        Collateral Note and Security Agreement between West
            Interactive Corporation and the Company(3)
10.8        Collateral Note and Security Agreement between West
            Interactive Corporation and New Lauderdale(3)
10.9        Telemarketing Services Agreement between West Telemarketing
            Corporation Outbound and the Company(3)
10.10+      Billing and Information Management Services Agreement and
            Advanced Payment Agreement between Enhanced Services
            Billing, Inc. and the Company(3)
10.11       Amended and Restated Psychic Readers Network Live Operator
            Service Agreement between Psychic Readers Network, Inc. and the Company(4)
10.12+      Telemarketing Services Agreement between Advanced Access,
            Inc. and the Company(6)(P)
10.13+      Telemarketing Services Agreement between APAC TeleServices,
            Inc. and the Company(6)(P)
10.14+      Telemarketing Services Agreement between AT&T Wireless
            Services and the Company(6)(P)
10.15.1+    Telemarketing Services Agreement between AT&T Wireless
            Services and Paradigm Direct, Inc.(7)(P)
10.15.2*    Telemarketing Services Agreement between Paradigm Direct,
            Inc. and the Company
10.15.3*    Termination Agreement between Paradigm Direct, Inc. and the
            Company
10.16+      Telemarketing Services Agreement between Optima Direct, Inc.
            and the Company(6)(P)
10.17.1*    Marketing Services Agreement between Delta Three Direct LLC and the Company
10.17.2*    Operating Agreement of Delta Three Direct LLC
10.17.3*    Network Services Agreement between Delta Three, Inc. and
            Delta Three Direct LLC
10.17.4*+   Network Services Agreement between RSL Com U.S.A., Inc. and
            Delta Three Direct LLC
10.18+      Telemarketing Services Agreements between New Media
            Telecommunications, Inc. and the Company(6)(P)
10.19.1+    Telecommunications Services Agreement between AT&T
            Communications, Inc. and the Company(6)(P)
10.19.2+    Letter Agreement, dated November 12, 1997, amending the
            Telecommunications Services Agreement between AT&T
            Communications, Inc. and the Company(7)(P)

 EXHIBIT
 NUMBER
 -------
10.19.3+    Letter Agreement, dated January 19, 1998, amending the
            Telecommunications Services Agreement between AT&T
            Communications, Inc. and the Company(7)
10.20+      Billing and Collection Services Agreement between Federal
            Transtel, Inc. and the Company(6)(P)
10.21*      Billing and Information Management Services Agreement
            between Billing Concepts, Inc. and the Company
10.22+      Ownership Agreement between the Company, Calling Card Co.,
            Inc., Access Resource Services, Inc. and Real Communication
            Services, Inc.(7)
10.23.1+    Telecommunications Services Agreement between LCI
            International Telecom Corp. and the Company(7)(P)
10.23.2*+   Amendment to the Telecommunications Services Agreement
            between LCI International Telecom Corp. and the Company
10.23.3*+   Amended and Restated Telecommunications Services Agreement
            between LCI International Telecom Corp., d/b/a Qwest
            Communications Services, and the Company
10.24.1     Limited Liability Company Agreement between the Company and
            Paragon Cellular Services, Inc.(7)
10.24.2     Amendment No. 1 to Limited Liability Company Agreement
            between the Company and Paragon Cellular Services, Inc.(7)
10.25*+     Cellular Telephone Product and Service Agreement between
            U.S. Mobile Services, Inc. and the Company
10.26.1*+   Settlement and Release of New Lauderdale
10.26.2*+   Settlement and Release of Calling Card Co., Inc.
10.27*+     Media Agreement between Access Resource Services, Inc. and the Company
10.28*      Software License Agreement between US/Intelicom, Inc. and
            the Company
10.29.1*+   License Agreement between the Company and a Confidential
            Third Party
10.29.2*+   Escrow Agreement between the Company, the Law Firm of
            Swidler Berlin Shereff Friedman, LLP and a Confidential
            Third Party
21*         Subsidiaries of the Company
27*         Financial Data Schedule

---------------
 *  Filed herewith.

 + Confidential treatment requested as to portions of this Exhibit.

(1) Filed as an Exhibit to the Company's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998, and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (the "S-1 Registration Statement"), dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.

(4) Filed as an Exhibit to a Definitive Information Statement filed with the Commission, dated August 20, 1996, and incorporated herein by reference.

(5) Filed as an Exhibit to the Company's Proxy Statement filed with the Commission, dated July 21, 1997 and incorporated herein by reference.

(6) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, and incorporated herein by reference.

(7) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997, and incorporated herein by reference.

(P) Filed by paper with the Commission pursuant to a continuing hardship exemption.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 16, 1999
                                          QUINTEL COMMUNICATIONS, INC.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
               /s/ JEFFREY L. SCHWARTZ                   Chairman and Chief              March 16, 1999
-----------------------------------------------------      Executive Officer
                 Jeffrey L. Schwartz                       (Principal Executive
                                                           Officer)

                  /s/ JAY GREENWALD                      President, Chief Operating      March 16, 1999
-----------------------------------------------------      Officer and Director
                    Jay Greenwald

                  /s/ DANIEL HARVEY                      Chief Financial Officer         March 16, 1999
-----------------------------------------------------      (Principal Financial and
                    Daniel Harvey                          Accounting Officer)

                 /s/ ANDREW STOLLMAN                     Senior Vice President and       March 16, 1999
-----------------------------------------------------      Director
                   Andrew Stollman

                /s/ MICHAEL G. MILLER                    Director                        March 16, 1999
-----------------------------------------------------
                  Michael G. Miller

                 /s/ MURRAY L. SKALA                     Director                        March 16, 1999
-----------------------------------------------------
                   Murray L. Skala

                  /s/ EDWIN A. LEVY                      Director                        March 16, 1999
-----------------------------------------------------
                    Edwin A. Levy

                 /s/ MARK GUTTERMAN                      Director                        March 16, 1999
-----------------------------------------------------
                   Mark Gutterman

                                                         Director
-----------------------------------------------------
                    Paul Novelly

                          QUINTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF NOVEMBER 30, 1998 AND 1997 AND
                          FOR EACH OF THE YEARS IN THE
                   THREE YEAR PERIOD ENDED NOVEMBER 30, 1998

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                 PAGE
                                                              ----------
Report of Independent Accountants...........................     F-1
Consolidated Balance Sheets as of November 30, 1998 and
  1997......................................................     F-2
Consolidated Statements of Operations for the years ended
  November 30, 1998, 1997 and 1996..........................     F-3
Consolidated Statements of Shareholders' Equity for the
  years ended November 30, 1998, 1997 and 1996..............     F-4
Consolidated Statements of Cash Flows for the years ended
  November 30, 1998, 1997 and 1996..........................  F-5 - F-6
Notes to Consolidated Financial Statements..................  F-7 - F-20
Schedule II -- Valuation and Qualifying Accounts and
  Reserves..................................................     S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Quintel Communications, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Quintel Communications, Inc. and Subsidiaries (the "Company,") previously known as Quintel Entertainment, Inc. at November 30, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the years in the three year period ended November 30, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers, LLP

Melville, New York
March 10, 1999

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF NOVEMBER 30, 1998 AND 1997

                                                                 1998            1997
                                                              -----------    ------------
                          ASSETS:
Current assets:
  Cash and cash equivalents.................................  $ 2,123,630    $ 10,063,717
  Marketable securities.....................................   15,019,233      24,730,706
  Accounts receivable, trade................................   31,230,579      46,310,960
  Deferred income taxes.....................................   11,990,442      10,021,057
  Due from related parties..................................      754,089         237,485
  Prepaid expenses and other current assets.................    2,151,270       4,096,452
                                                              -----------    ------------
          Total current assets..............................   63,269,243      95,460,377
Property and equipment, at cost, net of accumulated
  depreciation..............................................    1,143,901       1,041,790
Intangible assets, net......................................                   19,496,608
                                                              -----------    ------------
          Total assets......................................  $64,413,144    $115,998,775
                                                              ===========    ============

                        LIABILITIES:
Current liabilities:
  Accounts payable..........................................  $ 4,453,663    $  4,653,862
  Accrued expenses..........................................    6,897,246       7,956,308
  Reserve for customer chargebacks..........................   15,494,138      38,196,114
  Due to related parties....................................      140,756         979,405
  Income taxes payable......................................      745,197
                                                              -----------    ------------
          Total current liabilities.........................   27,731,000      51,785,689
Deferred income taxes.......................................                      506,789
                                                              -----------    ------------
          Total liabilities.................................   27,731,000      52,292,478
                                                              -----------    ------------
Commitments and contingencies (Note 7)

                   SHAREHOLDERS' EQUITY:
Preferred stock -- $.001 par value; 1,000,000 shares
  authorized; none issued and outstanding
Common stock -- $.001 par value; authorized 50,000,000
  shares; issued and outstanding 16,679,746 shares and
  18,649,347 shares, respectively...........................       16,679          18,649
Additional paid-in capital..................................   38,955,275      39,027,700
Retained earnings (deficit).................................     (379,292)     24,663,931
Unrealized loss on marketable securities....................      (10,488)         (3,983)
Common stock held in Treasury, at cost, 773,066 shares......   (1,900,030)
                                                              -----------    ------------
          Total shareholders' equity........................   36,682,144      63,706,297
                                                              -----------    ------------
          Total liabilities and shareholders' equity........  $64,413,144    $115,998,775
                                                              ===========    ============

          See accompanying notes to consolidated financial statements.

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

                                                        1998            1997           1996
                                                    ------------    ------------    -----------
Net revenue.......................................  $ 94,690,251    $191,374,936    $86,666,768
Cost of sales.....................................    80,037,115     149,821,363     64,661,256
                                                    ------------    ------------    -----------
          Gross profit............................    14,653,136      41,553,573     22,005,512
Selling, general and administrative expenses......    14,356,892      18,880,769     10,159,226
Special charges...................................    19,692,543
                                                    ------------    ------------    -----------
          (Loss) income from operations...........   (19,396,299)     22,672,804     11,846,286
Interest expense..................................      (186,218)        (80,763)      (473,289)
Other income, primarily interest..................     2,212,435       1,841,356        760,413
Equity in earnings of joint venture...............                                    4,939,653
                                                    ------------    ------------    -----------
          (Loss) income before provision for
            income taxes..........................   (17,370,082)     24,433,397     17,073,063
(Benefit) provision for income taxes..............      (417,464)     10,069,616      4,898,633
                                                    ------------    ------------    -----------
          Net (loss) income.......................  $(16,952,618)   $ 14,363,781    $12,174,430
                                                    ============    ============    ===========
Basic (loss) income per share:
  Net (loss) income...............................  $      (1.00)   $        .77    $       .76
                                                    ------------    ------------    -----------
  Weighted average shares outstanding.............    17,034,531      18,560,064     15,918,881
                                                    ============    ============    ===========
Diluted (loss) income per share
  Net (loss) income...............................  $      (1.00)   $        .76    $       .76
                                                    ------------    ------------    -----------
  Weighted average shares outstanding.............    17,034,531      18,878,790     16,124,743
                                                    ============    ============    ===========

          See accompanying notes to consolidated financial statements.

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

                                            COMMON STOCK       ADDITIONAL      RETAINED          TREASURY STOCK
                                        --------------------     PAID-IN       EARNINGS     -------------------------
                                          SHARES     AMOUNT      CAPITAL      (DEFICIT)       SHARES        AMOUNT
                                        ----------   -------   -----------   ------------   ----------   ------------
Balance, November 30, 1995............  12,000,000   $12,000   $   441,258   $  5,597,817
Collections on subscriptions
  receivable..........................
Distributions to S corporation
  shareholders........................                                         (6,897,097)
Common stock issued:
  Common stock offering...............   3,225,000     3,225    13,398,850
  Common stock issued in connection
    with acquisition..................   3,200,000     3,200    22,796,800
  Stock option exercises..............      27,368        27       136,812
Tax benefit from exercise of stock
  options.............................                              57,330
Contributed capital...................                             575,000       (575,000)
Unrealized gains on available for sale
  securities..........................
Net income for the year...............                                         12,174,430
                                        ----------   -------   -----------   ------------
Balance, November 30, 1996............  18,452,368    18,452    37,406,050     10,300,150
Common stock issued:
  Stock option exercises..............     152,797       153       837,597
  Warrant exercises...................      44,182        44       364,458
Tax benefit from exercise of stock
  options.............................                             419,595
Unrealized (losses) on available for
  sale securities.....................
Net income for the year...............                                         14,363,781
                                        ----------   -------   -----------   ------------
Balance, November 30, 1997............  18,649,347    18,649    39,027,700     24,663,931
Unrealized (losses) on available for
  sale securities.....................
Purchase of common stock held in
  treasury, at cost...................                                                       2,742,667   $(10,065,030)
Retirement of stock held in
  treasury............................  (1,969,601)   (1,970)      (72,425)    (8,090,605)  (1,969,601)     8,165,000
Net (loss) for the year...............                                        (16,952,618)
                                        ----------   -------   -----------   ------------   ----------   ------------
Balance, November 30, 1998............  16,679,746   $16,679   $38,955,275   $   (379,292)     773,066   $ (1,900,030)
                                        ==========   =======   ===========   ============   ==========   ============

                                          UNREALIZED
                                        GAINS (LOSSES)
                                              ON                             TOTAL
                                          MARKETABLE     SUBSCRIPTIONS   SHAREHOLDERS'
                                          SECURITIES      RECEIVABLE        EQUITY
                                        --------------   -------------   -------------
Balance, November 30, 1995............                     $(20,000)     $  6,031,075
Collections on subscriptions
  receivable..........................                       20,000            20,000
Distributions to S corporation
  shareholders........................                                     (6,897,097)
Common stock issued:
  Common stock offering...............                                     13,402,075
  Common stock issued in connection
    with acquisition..................                                     22,800,000
  Stock option exercises..............                                        136,839
Tax benefit from exercise of stock
  options.............................                                         57,330
Contributed capital...................
Unrealized gains on available for sale
  securities..........................     $ 10,281                            10,281
Net income for the year...............                                     12,174,430
                                           --------        --------      ------------
Balance, November 30, 1996............       10,281              --        47,734,933
Common stock issued:
  Stock option exercises..............                                        837,750
  Warrant exercises...................                                        364,502
Tax benefit from exercise of stock
  options.............................                                        419,595
Unrealized (losses) on available for
  sale securities.....................      (14,264)                          (14,264)
Net income for the year...............                                     14,363,781
                                           --------        --------      ------------
Balance, November 30, 1997............       (3,983)             --        63,706,297
Unrealized (losses) on available for
  sale securities.....................       (6,505)                           (6,505)
Purchase of common stock held in
  treasury, at cost...................                                    (10,065,030)
Retirement of stock held in
  treasury............................
Net (loss) for the year...............                                    (16,952,618)
                                           --------        --------      ------------
Balance, November 30, 1998............     $(10,488)       $     --      $ 36,682,144
                                           ========        ========      ============

          See accompanying notes to consolidated financial statements.

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

                                                       1998            1997            1996
                                                   ------------    ------------    ------------
Cash flows from operating activities:
  Net (loss) income..............................  $(16,952,618)   $ 14,363,781    $ 12,174,430
  Adjustments to reconcile net (loss) income to
     net cash (used in) provided by operating
     activities:
     Depreciation and amortization...............     1,284,039       2,620,146       1,268,166
     Reserve for customer chargebacks............   (22,701,976)     18,115,211       6,719,018
     Deferred income taxes.......................    (2,471,838)     (2,552,328)     (6,431,212)
     Other.......................................                                      (384,250)
     Special charges.............................    19,692,543
     ............................................
     Equity in net earnings of joint venture, net
       of dividends received.....................                                      (507,653)
     Changes in assets and liabilities, net of
       effects from acquisition of business:
       Accounts receivable.......................    15,080,381     (28,280,877)     (1,582,937)
       Due from related parties..................      (516,604)        406,683       3,102,976
       Prepaid expenses and other current
          assets.................................     1,729,104      (1,331,703)       (893,712)
       Other assets..............................                                     1,299,169
       Accounts payable..........................      (200,199)      2,088,479         511,786
       Income tax payable........................       745,197      (4,131,303)      3,894,446
       Accrued expenses..........................    (1,059,062)      4,917,798         362,118
       Due to related parties....................      (838,649)       (499,110)        565,806
                                                   ------------    ------------    ------------
          Net cash (used in) provided by
            operating activities.................    (6,209,682)      5,716,777      20,098,151
                                                   ------------    ------------    ------------
Cash flows from investing activities
  Purchases of securities........................   (72,275,879)    (65,649,246)    (37,434,414)
  Proceeds from sales of securities..............    81,976,511      55,500,000      23,240,075
  Acquisition, net of cash acquired..............                                       900,040
  Capital expenditures...........................    (1,366,007)       (847,053)       (251,628)
                                                   ------------    ------------    ------------
          Net cash provided by (used in)
            investing activities.................     8,334,625     (10,996,299)    (13,545,927)
                                                   ------------    ------------    ------------
Cash flows from financing activities:
  Loans payable, net.............................                                    (2,643,522)
  Proceeds from public offering, less expenses...                                    13,402,075
  Proceeds from collections on common stock
     subscriptions...............................                                        20,000
  Distributions to S corporation shareholders....                                    (6,897,097)
  Proceeds from stock options exercised..........                       837,750         136,839
  Proceeds from warrants exercised...............                       364,502
  Repurchase of common stock.....................   (10,065,030)
                                                   ------------    ------------    ------------
          Net cash (used in) provided by
            financing activities.................   (10,065,030)      1,202,252       4,018,295
                                                   ------------    ------------    ------------

                                                       1998            1997            1996
                                                   ------------    ------------    ------------
Net (decrease) increase in cash and cash
  equivalents....................................    (7,940,087)     (4,077,270)     10,570,519
Cash and cash equivalents, beginning of year.....    10,063,717      14,140,987       3,570,468
                                                   ------------    ------------    ------------
Cash and cash equivalents, end of year...........  $  2,123,630    $ 10,063,717    $ 14,140,987
                                                   ============    ============    ============
Supplemental disclosures:
  Cash paid during the year for:
     Interest....................................  $    186,218    $     80,763    $    473,289
     Income taxes................................       910,000      13,613,887       6,627,866
Details of acquisition:
  Fair value of assets acquired..................                                  $ 36,031,621
  Liabilities assumed............................                                   (11,731,621)
  Stock issued...................................                                   (22,800,000)
                                                                                   ------------
          Cash paid..............................                                  1,500,000...
  Less: cash acquired............................                                    (2,400,040)
                                                                                   ------------
          Net cash received from acquisition.....                                  $   (900,040)
                                                                                   ============

     During fiscal 1997 and 1996, options and warrants for shares of common stock were exercised by certain employees, directors and an underwriter. A tax benefit of $419,595 and $57,330 in fiscal 1997 and 1996, respectively, was recorded as an increase in additional paid-in capital and a reduction to income taxes currently payable.

          See accompanying notes to consolidated financial statements.

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The consolidated financial statements of Quintel Communications, Inc. (the "Company"), previously known as Quintel Entertainment, Inc. include the accounts of its wholly-owned subsidiaries and its majority-owned and controlled joint ventures. On September 10, 1996, the Company acquired the remaining interest in New Lauderdale, L.C. ("New Lauderdale") (see Note 6). The consolidated financial statements of the Company include the accounts of New Lauderdale subsequent to this date. New Lauderdale had previously been accounted for by the equity method as a 50% owned joint venture. All significant intercompany transactions and balances have been eliminated in consolidation.

  Nature of Business

     The Company is engaged in the direct marketing and providing of various telecommunications products and services. Additionally, the Company utilizes its database to further provide direct marketing services under its residential long distance customer acquisition programs. The Company's revenues from the aforementioned are generated through the direct sale of products and services to consumers and through revenue sharing arrangements with its residential long distance customer acquisition clients. The telecommunications products and services offered by the Company in the fiscal year ended November 30, 1998 consisted primarily of (i) telephone entertainment services, such as live conversation horoscopes and psychic consultations, and memberships in theme-related club 900 products ("Club 900 Products"); (ii) a residential distributor program agreement with a long distance telephone service provider, whereby the Company markets their residential long distance products; and (iii) various enhanced telephone services, including enhanced voice mail services and call-forwarding services.

     Consumers are solicited by the Company through a variety of marketing techniques including television commercials and infomercials, print advertising, direct mail, telemarketing, and premium gift offerings. Customers are also obtained through solicitation by Psychic Readers Network, Inc. and Subsidiaries ("PRN") (see Note 6). The Company has contracts with a limited number of service bureaus for the purpose of call processing, billing and collection. Under these contracts, the bureaus process and accumulate call data, summarize the information, and forward the data to the local telephone companies and/or long distance carriers for the ultimate billing to and collection from the Company's customers.

     The Company also contracts with numerous organizations, to provide live operator services, computer services, telemarketing and other services necessary to establish, fulfill and maintain the Company's programs. PRN currently provides substantially all of the Company's live psychic operations. Certain non-psychic services previously provided by PRN came under the direct control of the Company in connection with the acquisition of New Lauderdale (see Note 6).

  Revenue recognition

     Revenues from all billable platforms are recorded at the time the customer initiates a billable transaction, except for customer fees for club and Voice Mail and EZ Page products and services ("VM"). New customer club and VM product fees are recognized upon approved enrollment and when the service is rendered. Continuing club and VM product fees are recognized as customers automatically renew each month. These revenues are recognized net of an estimated provision for customer chargebacks, which include refunds and credits.

     The Company, where applicable, estimates the reserve for customer chargebacks monthly based on updated chargeback history. Chargebacks and other provisions for new products and platforms without a history are based on experience with similar products and platforms and adjusted as further information becomes available. Since reserves are established prior to the periods in which chargebacks are actually

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES expended, the Company's revenues may be adjusted in later periods in the event that the Company's incurred chargebacks vary from the estimated amounts. For the years ended November 30, 1998, 1997 and 1996, provisions for chargebacks were $56,496,612, $103,597,803 and $46,352,638, respectively.

     Revenues earned under the residential long distance customer acquisition program (approximately $24,100,000 in 1998 and $26,500,000 in 1997) are recorded upon the achievement of events particular to the program offering. Subsequent to the delivery of the initial sales record to the respective long distance carrier, the Company may be required to provide to the customer certain fulfillment products and services, such as prepaid cellular phones and complimentary airline tickets. All material costs applicable to the provision of such fulfillment products and services are estimated and accrued in marketing expenses at the time the associated revenues are recorded. This estimation is adjusted to actual amounts in subsequent periods. Such programs revenues are not encumbered by chargebacks.

  Accounts receivable

     The Company has maintained agreements with service bureaus that provide advances against accounts receivable collections. Under the Company's current agreement, interest is calculated at prime plus 3%. Amounts advanced under the agreement is on a revolving basis and are primarily limited to 50% of a defined borrowing base, net of related service fees and costs, as applicable. Certain advances under the agreement are due on demand and all are collateralized by the accounts receivable collected by the service bureaus. The Company did not use any advances during fiscal 1998 and 1997. During fiscal 1996, the gross advances and weighted average interest rate on the advances received were approximately $9,156,355 and 13.17%.

  Concentration of credit risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable.

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

  Transactions With Major Customers

     Revenues from one long distance carrier amounted to 20% during fiscal 1998. It is anticipated that in fiscal 1999 this arrangement will account for a much greater percentage of the Company's revenues. If this occurs, the Company would be subject to significant economic dependence on such relationship.

  Cash and cash equivalents

     All short-term investments with an original maturity of three months or less are considered to be cash equivalents.

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

  Marketable securities

     The Company accounts for its investments using Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's marketable securities consist of government obligations which they intend to hold only for an indefinite period of time. At November 30, 1998 and 1997, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, such securities are stated at fair value, with unrealized gains and losses, net of estimated tax effects, reported as a separate component of shareholders' equity, until realized. The contractual maturities of all available for sale debt securities at November 30, 1998 and 1997 are within one year. The amortized cost of available for sale debt securities are $15,036,713 and $24,737,345 at November 30, 1998 and 1997,
respectively.

     Gross unrealized holding losses were $10,488 and $3,983, respectively, net of deferred taxes of $6,992 and $2,656, at November 30, 1998 and 1997, respectively. Proceeds from the sale of securities classified as available for sale for the year ended November 30, 1998 and 1997 were approximately $81,977,000 and $55,500,000, respectively.

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

  Long-lived assets

     If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is recognized. (See Note 8.)

  Income taxes

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided against assets which are not likely to be realized.

  Advertising expenses

     The Company expenses advertising costs, which consist primarily of print, media, production, telemarketing and direct mail related charges, when the related advertising occurs. Total advertising expense for fiscal 1998, 1997, and 1996 were approximately $57,759,000, $81,576,000 and $31,795,000, respectively.
Included in prepaid expenses and other current assets is approximately $207,000 and $488,000 relating to prepaid advertising at November 30, 1998 and 1997, respectively.

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

  Earnings per share

     In December 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Earnings per share amounts for all periods have been restated to conform to the SFAS No. 128 requirements.

  Reclassifications

     Certain reclassifications have been made to conform prior year amounts to the current year presentation.

  Newly Issued Accounting Standards

     In June 1997, the FASB issued Statement of Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed in the same prominence as other financial statements. SFAS No. 130 becomes effective in fiscal 1999. Management will comply with the additional disclosure provisions of the statement.

     In June 1997, the FASB issued Statement of Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds and reports revenues. SFAS 131 becomes effective in fiscal 1999. The implementation of this new statement will not affect the Company's results of operations and financial position, but will have an impact on future financial statement disclosure.

  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to the reserve for customer chargebacks, recoverability of long-lived assets, the realizability of the deferred tax asset and fulfillment accrual for customer acquisition costs.

2. RELATED PARTY TRANSACTIONS:

     The Company purchased various mailing lists and design, copyrighting and artistic development services from related entities owned by certain of the Company's officers/shareholders. The agreements require the Company to pay fees equal to 20% of rental revenues and a management fee of 10%, plus any fees in connection with processing and mailing lists. During fiscal 1998, 1997 and 1996, costs of approximately $10,000, $267,000 and $535,000, respectively, were incurred by the Company for such services. During fiscal 1998, the related entities were sold dissolving the related party relationship as of November 30, 1998.

     The Company incurred approximately $90,800, $107,000 and $242,000, respectively, during fiscal 1998, 1997 and 1996, in accounting fees to a firm having a member who is also a director of the Company. In addition, the Company incurred approximately $431,000, $372,000 and $334,000, respectively, during fiscal 1998, 1997 and 1996, in legal fees to a firm having a member who is also a director of the Company.

     In connection with the acquisition of PRN's interest in New Lauderdale (see
Note 6), a principal shareholder of PRN was elected a director of the Company and entered into an employment agreement with

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES the Company (see Note 7). The Company incurred approximately $227,000, $206,000 and $39,000 in expense relating to this employment agreement in fiscal 1998, 1997 and 1996, respectively. Such principle shareholder resigned from his position of director in January 1999.

     For the years ended November 30, 1998, 1997 and 1996, the Company paid aggregate fees of approximately $7,023,000, $24,300,000 and $8,560,000, respectively, to PRN for psychic operator services under an agreement that extends to fiscal 2001. Since February 1996, PRN also provided certain non-psychic services and facilities to the Company for approximately $14,000 per month.

     During fiscal 1998 and 1997, the Company received commissions of approximately $685,000 and $830,000, respectively, from PRN for purchasing television media time on their behalf. In addition, receivables existed for such commissions of approximately $578,000 and $73,000 at November 30, 1998 and 1997, respectively.

     During the fourth quarter of fiscal 1997, the Company introduced a new club membership program offering premium telephone services to its members for a one time payment. In conjunction with the new program, the Company executed a contract with PRN who has assumed the responsibility and obligation for the fulfillment of all the recurring club services under the program. Under certain circumstances, the Company is entitled to share in certain revenues, net of expenses generated from additional services sold by PRN to the club members. Such amounts were not material for fiscal 1998.

     On March 13, 1998, the Company purchased from a director of the Company, 1,969,601 shares of the Company's common stock for an aggregate purchase price of $8,165,000. At the same time, the seller's employment by the Company was terminated and she resigned from all directorships and offices she had held at the Company or any affiliate thereof. The shares reacquired were subsequently retired.

3. PROPERTY AND EQUIPMENT:

     Property and equipment for the years ended November 30, 1998 and 1997 consists of the following:

                                                         1998          1997
                                                      ----------    ----------
Furniture and fixtures..............................  $  314,536    $  297,445
Computers and equipment.............................   1,238,165       861,870
Telephone and facsimile.............................      57,582        46,992
Leasehold improvements..............................      51,146        51,145
                                                      ----------    ----------
                                                       1,661,429     1,257,452
Less, accumulated depreciation and amortization.....     517,528       215,662
                                                      ----------    ----------
                                                      $1,143,901    $1,041,790
                                                      ==========    ==========

     Depreciation and amortization expense for the years ended November 30, 1998, 1997 and 1996 was approximately $304,000, $150,000 and $50,000, respectively. (See Note 8.)

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

4. INCOME TAXES:

     The (benefit) provision for income taxes consists of the following:

                                               YEAR ENDED NOVEMBER 30,
                                      -----------------------------------------
                                         1998           1997           1996
                                      -----------    -----------    -----------
Federal:
  Current...........................                 $10,201,378    $ 8,852,749
  Deferred..........................  $(2,593,444)    (1,761,002)    (4,723,850)
                                      -----------    -----------    -----------
                                       (2,593,444)     8,440,376      4,128,899
                                      -----------    -----------    -----------
State:
  Current...........................      525,000      2,152,177      1,661,946
  Deferred..........................    1,650,980       (522,937)      (892,212)
                                      -----------    -----------    -----------
                                        2,175,980      1,629,240        769,734
                                      -----------    -----------    -----------
          Total provision...........  $  (417,464)   $10,069,616    $ 4,898,633
                                      ===========    ===========    ===========

     The following is a reconciliation of the income tax expense computed using the statutory federal income tax rate to the actual income tax expense and its effective income tax rate:

                                               YEAR ENDED NOVEMBER 30,
                                      -----------------------------------------
                                         1998           1997           1996
                                      -----------    -----------    -----------
Income tax (benefit) expense at
  federal statutory rate............  $(6,079,529)   $ 8,551,689    $ 5,975,572
State income taxes, net of federal
  income tax benefit................      341,250      1,059,006        500,327
Deferred benefit arising from
  conversion to C corporation.......                                 (1,781,700)
Goodwill amortization...............    3,623,519        179,636
Valuation allowance.................    1,679,082
Other, individually less than 5%....       18,214        279,285        204,434
                                      -----------    -----------    -----------
                                      $  (417,464)   $10,069,616    $ 4,898,633
                                      ===========    ===========    ===========

     The components of deferred tax assets are as follows:

                                                           NOVEMBER 30,
                                                    --------------------------
                                                       1998           1997
                                                    -----------    -----------
Deferred tax assets:
  Current:
     Accrued expenses and reserves not currently
       deductible.................................  $ 3,401,790    $10,219,454
     Fixed assets and intangibles.................    2,006,164
     Net operating loss...........................    8,261,570
     Valuation allowance..........................   (1,679,082)
                                                    -----------    -----------
          Total current assets....................   11,990,442     10,219,454
Deferred tax liabilities:
  Current:
     Other........................................                    (198,397)

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                           NOVEMBER 30,
                                                    --------------------------
                                                       1998           1997
                                                    -----------    -----------
  Noncurrent:
     Intangibles..................................                    (506,789)
                                                    -----------    -----------
          Net deferred tax asset..................  $11,990,442    $ 9,514,268
                                                    ===========    ===========

     A $1,679,082 valuation allowance has reduced the deferred tax assets at November 30, 1998 to an amount which the Company believes is more likely than not to be realized. The deferred tax asset expected to be realized will be through the execution of tax planning strategies and the recapture of taxes paid on prior taxable income.

     The Company has approximately $21 million of Net Operating Losses expiring through 2018 for Federal purposes which will be carried back in the Company's 1998 tax return. The Company's tax year is December 31.

5. REGULATORY ISSUES AND OTHER RISK CONSIDERATIONS:

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

     The Company is dependent on service bureaus to process its calls, billings and collections. In November 1998, three of the LECs refused to bill customers for enhanced services provided by the Company. This was a result of what the LECs' claim was excessive complaints by customers for "cramming" (unauthorized charges billed to a customer's phone bill) against the Company and its affiliates. This billing cessation effectively prevented the Company from selling its enhanced services in those areas serviced by such LECs. The remaining LECs have not altered their billing practices for the Company's services and the Company continues to offer its enhanced services in those areas.

     As a result of such LEC imposed billing cessation, in November 1998, the primary billing service provider for the Company's enhanced services terminated its arrangement with the Company for providing billing for the Company's enhanced services. Such service bureau continues to service all data relating to post-billing adjustments to records billed prior to the billing cessation. In December 1998, the Company entered into an agreement with an alternate service bureau whereby such service bureau provides the billing services previously provided by the Company's primary enhanced service billing provider. In effect, between the termination of the primary billing service arrangement and the commencement of billing under the agreement with the alternate provider (approximately two months), the Company was unable to bill for any enhanced services provided.

     The Company is dependent on its service bureaus to provide quality services on a timely basis on favorable terms. While the Company believes its service bureau needs could be transferred to alternate providers, if necessary, no contracts to cover such a contingency are currently in effect. Accordingly, failure by

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES any existing bureaus to provide services, such as that experienced at the end of the fourth quarter of fiscal 1998, would result in material interruptions in the Company's operations.

6. NEW LAUDERDALE:

     In December 1994, the Company entered into an agreement with PRN, an unrelated entity at that time, to establish a joint venture known as New Lauderdale, L.C. New Lauderdale operated "900" entertainment services. On September 10, 1996, the Company acquired the remaining 50% interest in New Lauderdale for 3,200,000 common shares. PRN subsequently distributed such shares to its shareholders. In addition to receiving its share of New Lauderdale's earnings through the closing date, PRN received approximately $1,500,000 in cash for the deferred tax benefit to New Lauderdale resulting from the transaction. The common shares were valued at the market price on the date of the letter of intent ($7.125 per share). The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased based upon the fair values at the date of acquisition. As a result, approximately $23,159,000 of the purchase price was allocated to goodwill, customer lists and other intangibles which were being amortized on a straight line basis over a period from 1 to 15 years. The operating results of the acquisition have been included in the consolidated statement of income from the date of the acquisition.

     The following pro forma information prepared assuming that this acquisition had taken place on December 1, 1995 is not necessarily indicative of the results of operations as they would have been had the transaction been effected on such date. The pro forma information includes adjustments for amortization of intangibles arising from the transaction and an adjustment of the tax provision for fiscal 1995 representing the statutory federal rate assuming the Company had always been a C corporation.

                                                              NOVEMBER 30,
                                                                  1996
                                                              ------------
Net revenues................................................  $150,284,451
Net income..................................................    12,351,385
Earnings per share..........................................           .66

     As of November 30, 1997, the net book value of the intangibles, primarily goodwill, was $19,496,608, net of accumulated amortization of $3,695,704. Amortization expense was $982,173, $2,470,476 and $1,218,576 for the years ended November 30, 1998, 1997 and 1996. During fiscal 1998, the Company determined that the intangibles were impaired. See Note 8 -- Special Charges.

7. COMMITMENTS AND CONTINGENCIES:

  Leases

     The Company is obligated under two noncancelable real property operating lease agreements that expire in fiscal 2004 and 2006. Future minimum rents consist of the following at November 30, 1998:

1999.............................................  $  500,246
2000.............................................     504,912
2001.............................................     542,145
2002.............................................     548,432
2003.............................................     554,927
Thereafter.......................................     989,245
                                                   ----------
                                                   $3,639,907
                                                   ==========

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

     The leases contain escalation clauses with respect to real estate taxes and related operating costs. The accompanying financial statements reflect rent expense on a straight-line basis over the term of the lease as required by generally accepted accounting principles. Rent expense was $522,422, $383,867 and $210,153 for fiscal 1998, 1997 and 1996, respectively.

EMPLOYMENT AGREEMENTS AND CONSULTING

     The Company had executed employment agreements, which expired on November 30, 1998, with certain executive officers of the Company. In the event the Company achieved pre-tax earnings of $10,000,000 or more for any such fiscal year, the Company may have granted bonuses to such persons, subject to approval of the Compensation Committee of the Board of Directors, in an aggregate amount not to exceed 5% of pre-tax earnings for such year. Such bonuses amounted to approximately $1,305,000 at November 30, 1997. No bonuses were granted during fiscal 1998. Each of the individuals have agreed to continue to work as employees-at-will until new agreements are approved by the Board of Directors.

     The Company had a consulting agreement with a director/shareholder, which expired on November 30, 1998. Under the terms of such agreement, the director/shareholder provided services in connection with identification and engagement of celebrities to endorse the Company's services, engagement of independent producers to produce commercials and infomercials and the development of new entertainment services. The Company incurred approximately $151,000, $137,000 and $125,000 in expense relating to this agreement in 1998, 1997 and 1996, respectively. Although the consulting agreement has expired, the director/shareholder continues to provide the consulting services to the Company and the Company compensates the director/ shareholder at a rate of $10,417 per month. Such arrangements have not been formally agreed to and may be terminated by either party at will.

     In connection with the acquisition of PRN's interest in New Lauderdale (see
Note 6), a principal shareholder of PRN was elected a director of the Company and entered into an employment agreement with the Company. Minimum future payments under this agreement are as follows:

1999........................................................  $249,562
2000........................................................   274,518
2001........................................................   100,657
                                                              --------
                                                              $624,737
                                                              ========

  Other

     As a result of the acquisition of New Lauderdale (see Note 6), the Company has agreements with various celebrities to promote its telephone entertainment services. These agreements are generally for a term of one year, which may be extended under certain circumstances, and grant worldwide rights to use an individual's name and likeness in connection with services promoted by advertisements. Compensation varies by individual and generally consists of an advance payment and royalties based on defined revenues earned by the Company. Total royalty expenses incurred for fiscal 1998, 1997 and 1996 were $124,837, $399,395 and $261,566, respectively.

  Litigation

     On or about May 4, 1998, a complaint entitled "Joseph Chalverus, on behalf of himself and all others similarly situated v. Quintel Entertainment, Inc., Jeffrey L. Schwartz and Daniel Harvey" was filed in the United States District Court for the Southern District of New York; subsequently, a complaint entitled "Richard M. Woodward, on behalf of himself and all others similarly situated v. Quintel Entertainment, Inc., Jeffrey L. Schwartz and Daniel Harvey" was filed in that same court, as was a complaint entitled

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

"Dr. Michael Title, on behalf of himself and all others similarly situated v. Jeffrey L. Schwartz, Jay Greenwald, Claudia Newman Hirsch, Andrew Stollman, Mark Gutterman, Steven L. Feder, Michael G. Miller, Daniel Harvey and Quintel Entertainment, Inc. (collectively, the "Complaints"). In addition to the Company, the defendants named in the Complaints are present and former officers and directors of the Company (the "Individual Defendants"). The plaintiffs seek to bring the actions on behalf of a purported class of all persons or entities who purchased shares of the Company's Common Stock from July 15, 1997 through October 15, 1997 and who were damaged thereby, with certain exclusions. The Complaints allege violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934, and allege that the defendants made misrepresentations and omissions concerning the Company's financial results, operations and future prospects, in particular relating to the Company's reserves for customer chargebacks and its business relationship with AT&T. The Complaints allege that the alleged misrepresentations and omissions caused the Company's Common Stock to trade at inflated prices, thereby damaging plaintiffs and the members of the purported class. The amount of damages sought by plaintiffs and the purported class has not been specified.

     On September 18, 1998, the District Court ordered that the three actions be consolidated, appointed a group of lead plaintiffs in the consolidated actions, approved the lead plaintiffs' selection of counsel for the purported class in the consolidated actions, and directed the lead plaintiffs to file a consolidated complaint. The consolidated and amended class action complaint ("Consolidated Complaint") which has been filed asserts the same legal claims based on essentially the same factual allegations as did the Complaints. On February 19, 1999, the Company and the Individual Defendants filed a motion to dismiss the Consolidated Complaint. Plaintiffs have served papers in opposition to the motion to dismiss. The District Court has not yet rules on the motion to dismiss. The Company believes that the allegations in the Complaints are without merit, and intends to vigorously defend the consolidated actions. The Company is unable at this time to assess the outcome of the Consolidated Complaint or the materiality of the risk of loss in connection therewith, given the preliminary stage of the Consolidated Complaint and the fact that the Consolidated Complaint does not allege damages with specificity.

     An action was brought by Paramount Advertiser Services on August 13, 1998 against Access Resource Services, Inc. ("Access") and Quintel Media Management, a subsidiary of the Company. The action alleges breach of a contract to purchase advertising time as well as breach of a settlement agreement resolving earlier disputes, and alleges resulting damages of approximately $3,300,000. Access has agreed to indemnify the Company the total sum of $2,300,000, of which, as of February 24, 1999, $1,050,000 has been placed in escrow. The Company believes the claim is without merit and intends to vigorously defend against the action.

     A counterclaim action was brought against the Company by a supplier of cellular phones alleging damages of $1,030,000 relating to a cancelled purchase order. The Company had previously commenced an action against the supplier seeking to recover approximately $480,000 from such supplier alleging breach of the contract. The Company intends to pursue its claim against the supplier and believes the counterclaim is without merit.

     Due to the early stage of the matters referred to in the preceding two paragraphs, it is not possible to determine the amount of liability, if any, that may result and exceed amounts recoverable under the guarantee.

8. SPECIAL CHARGES:

     During 1998, the Company experienced increased chargebacks and marketing expenditures on its "900" entertainment services. As a result, this service was not providing positive operating results and cash flow and the Company abandoned marketing such services as an independent revenue source. Accordingly, as required by Statement of Financial Accounting Standards No. 121, the Company reviewed its long-lived assets, including goodwill, for impairment. The Company determined that the "900" entertainment service could not be disposed of nor was there a predictable estimate of any future cash flows associated with any alternative use. The Company concluded that the intangibles, primarily goodwill, arising from the acquisition

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES of the remaining 50% interest in New Lauderdale, L.C. were entirely impaired. As such, a non-cash charge of $18,514,435, representing the remaining balance of the intangibles, was recorded in the second quarter of fiscal 1998.

     In addition, the Company recorded a non cash charge of approximately $1,178,000 associated with the writedown of assets relating to the decision to abort an Internet telephony program.

9. EARNINGS PER SHARE:

     The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

                                                        YEARS ENDED NOVEMBER 30,
                                                 --------------------------------------
                                                    1998          1997          1996
                                                 ----------    ----------    ----------
Denominator:
  Denominator for basic earnings per share --
     weighted-average shares...................  17,034,531    18,560,064    15,918,881
Effect of dilutive securities:
  Stock options................................                   257,984       186,033
  Warrants.....................................                    60,742        19,829
                                                 ----------    ----------    ----------
  Denominator for diluted earnings per share --
     adjusted weighted-average shares..........  17,034,531    18,878,790    16,124,743
                                                 ==========    ==========    ==========

     Options and warrants to purchase 1,579,796, 90,000 and 340,000, shares of common stock were outstanding for the year end November 30, 1998, 1997 and 1996 respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

10. STOCK OPTION PLAN AND WARRANTS:

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

     The exercise price of options granted under the Stock Option Plan must be at least equal to the fair market value of such shares on the date of grant, or, in the case of Incentive Stock Options granted to a holder of 10% or more of the Company's Common Stock, at least 110% of the fair market value of such shares on the date of grant. The maximum exercise period for which Incentive Stock Options may be granted is ten years from the date of grant (five years in the case of an individual owning more than 10% of the Company's common stock). The aggregate fair market value (determined at the date the option is granted) of shares with respect to which Incentive Stock Options are exercisable for the first time by the holder of the option during any calendar year shall not exceed $100,000. If such amount exceeds $100,000, the Board of Directors or the Committee may, when the Options are exercised and the shares transferred to an employee, designate those

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES shares that will be treated as Incentive Stock Options and those that will be treated as Nonstatutory Stock Options.

     In addition, the Company's Stock Option Plan provides for certain automatic grants of options to the Company's non-employee directors in consideration for their services performed as directors of the Company and for attendance at meetings. It provides for a one-time automatic grant of an option to purchase 25,000 shares of common stock at market value to those directors who were serving on the Board of Directors at the inception of the Stock Option Plan and also to those persons who become nonemployee directors of the Company in the future, upon their appointment or election as directors of the Company. In addition, the amended Stock Option Plan provides for quarterly grants to each non-employee director of the Company of options to purchase 6,250 shares of the Company's common stock at the market value on the date of each grant. During fiscal 1998, the Company granted 143,750 options to the non-employee directors. The Company's stock option committee approved the granting of an additional 626,390 options to certain employees.

     The stock option committee offered all option holders the right to have their options repriced at $1.75 effective September 10, 1998. The repricing was calculated based on the percentage of the new option price of $1.75 over the original exercise price, applied to the number of options elected for repricing. Total options available and elected for repricing were 1,415,078 and 878,078, respectively. Total options surrendered as a result of the repricing amounted to 587,949. The repricing of the options is in compliance with the provisions of the Stock Option Plan.

     A summary of the Company's stock options is as follows:

                                           1998                          1997                        1996
                                ---------------------------   --------------------------   ------------------------
                                                WEIGHTED                     WEIGHTED                   WEIGHTED
                                                AVERAGE                      AVERAGE                     AVERAGE
                                                EXERCISE                     EXERCISE                   EXERCISE
                                  SHARES         PRICE         SHARES         PRICE         SHARES        PRICE
                                ----------   --------------   ---------   --------------   --------   -------------
Options outstanding, beginning
  of year.....................     938,691   $4.75 to 15.56     653,850   $ 4.75 to 8.25    394,000   $   5.00
Granted.......................   1,129,374     1.75 to 6.75     470,500    7.31 to 15.56    297,250    4.75 to 8.25
Exercised.....................                                 (152,797)    5.00 to 6.00    (27,368)      5.00
Cancelled or lapsed*..........    (764,087)   2.69 to 15.56     (32,862)    5.00 to 6.00    (10,032)      5.00
                                ----------   --------------   ---------   --------------   --------   -------------
Options outstanding, end of
  year........................   1,303,978   $1.75 to 15.56     938,691   $4.75 to 15.56    653,850   $4.75 to 8.25
                                ==========   ==============   =========   ==============   ========   =============
Options exercisable, end of
  year........................     666,563                      645,952                     653,850
                                ==========                    =========                    ========
Options available for grant,
  end of year.................     365,857                      731,144                     568,782
                                ==========                    =========                    ========
Weighted-average fair value of
  options granted during the
  year........................  $     1.20                    $    5.82                    $   3.93
                                ==========                    =========                    ========

------------
*Includes 587,949 shares surrended upon repricing

     The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized with regard to options granted under the Plan in the accompanying financial statements. If stock-based compensation costs had been recognized based on the estimated fair values at the dates of grant

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES for options awarded during the years ended November 30, 1998, 1997 and 1996. The Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                 1998           1997           1996
                                             ------------    -----------    -----------
Net (loss) income as reported..............  $(16,952,618)   $14,363,781    $12,174,430
                                             ============    ===========    ===========
Net (loss) income -- pro forma.............  $(18,369,678    $13,158,826    $11,760,015
                                             ============    ===========    ===========
Basic EPS -- as reported...................  $      (1.00)   $       .77    $       .76
                                             ============    ===========    ===========
Diluted EPS -- as reported.................  $      (1.00)   $       .76    $       .76
                                             ============    ===========    ===========
Basic EPS-Pro forma........................  $      (1.08)   $       .71    $       .73
                                             ============    ===========    ===========
Diluted EPS-Pro forma......................  $      (1.08)   $       .70    $       .73
                                             ============    ===========    ===========

     The weighted average fair value of each option has been estimated on the date of grant using the Black Scholes options pricing model with the following weighted average assumptions used for all grants of 65.4% in 1998 and 58.5% in 1997 and 1996; risk-free interest rate ranging from 4.67% to 4.80% in 1998 and 6.17% to 6.50% in 1997 and 1996; and expected lives of approximately 4.8 years. Weighted averages are used because of varying assumed exercise dates.

     The following table summarizes information about stock options outstanding at November 30, 1998:

                                                    WEIGHTED
                                                     AVERAGE       WEIGHTED                      WEIGHTED
                                                    REMAINING       AVERAGE                       AVERAGE
RANGE OF                              SHARES       CONTRACTUAL    EXERCISABLE      SHARES       EXERCISABLE
EXERCISE PRICES                     OUTSTANDING       LIFE           PRICE       EXERCISABLE       PRICE
---------------                     -----------    -----------    -----------    -----------    -----------
$1.75-$2.63.......................   1,131,478         9.8          $ 1.90         510,729        $ 1.90
$2.69-$3.81.......................      37,500         9.7            3.06          20,834          3.36
$4.75-$6.00.......................      85,000         7.6            5.18          85,000          5.18
$9.38-$11.31......................      37,500         8.4           10.60          37,500         10.60
$15.56-$15.56.....................      12,500         8.6           15.56          12,500         15.56
                                     ---------         ---          ------         -------        ------
$1.75-$15.56......................   1,303,978         9.6          $ 2.53         666,563        $ 3.11
                                     =========         ===          ======         =======        ======

     As of November 30, 1998 and 1997, the Company had 275,818 warrants to purchase common stock at an exercise price of $8.25 per share. The warrants are exercisable through 2000.

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The following is a summary of the unaudited quarterly results of operations for fiscal 1998, 1997 and 1996:

                                                                  QUARTER ENDED
                                             --------------------------------------------------------
                                             NOVEMBER 30,   AUGUST 31,      MAY 31,      FEBRUARY 28,
                                             ------------   -----------   ------------   ------------
1998:
  Net revenues.............................  $20,285,085    $16,509,577   $ 21,259,988   $36,635,601
  Gross profit.............................   (2,296,938)     5,070,872      1,380,175    10,499,027
  (Loss) income before income taxes........   (5,068,084)     2,055,824    (20,505,128)    6,147,306
  Net (loss) income........................   (6,591,590)     1,460,902    (15,510,314)    3,688,384
  Basic (loss) earnings per share..........         (.43)           .09           (.91)          .20
  Diluted (loss) earnings per share........         (.43)           .09           (.91)          .20

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                  QUARTER ENDED
                                             --------------------------------------------------------
                                             NOVEMBER 30,   AUGUST 31,      MAY 31,      FEBRUARY 28,
                                             ------------   -----------   ------------   ------------
1997:
  Net revenues.............................  $49,302,822    $44,688,568   $ 53,323,734   $44,059,812
  Gross profit.............................   10,072,085      4,152,170     13,786,298    13,543,020
  Income before income taxes...............  5,420,442..        307,049      9,660,751     9,045,155
  Net income...............................    2,911,615        184,229      5,832,540     5,435,397
  Basic earnings per share.................         0.15           0.01           0.31          0.29
  Diluted earnings per share...............         0.16           0.01           0.31          0.29
1996:
  Net revenues.............................  $39,389,333..  $17,493,179   $ 13,765,685   $16,018,571
  Gross profit.............................   11,288,981      5,737,501      1,638,439     3,340,591
  Income before income taxes...............    7,080,889      4,918,871      1,142,807     3,930,396
  Net income...............................    4,165,501      3,111,288        595,452     4,302,189
  Basic earnings per share.................         0.23           0.20           0.04          0.29
  Diluted earnings per share...............         0.23           0.20           0.04          0.28

     During the fourth quarter of fiscal 1996, the Company recorded an accrual of approximately $1,070,000 relating to compensation.

     The fourth quarter of fiscal 1997 included an increase of approximately $200,000 for state income taxes. This increase was attributable to increased revenues in the states where the Company is subject to higher tax rates.

     During the fourth quarter of fiscal 1998, the Company reduced the benefit for income taxes by approximately $2,550,000 due to a change in the estimate of the amount of permanent differences, primarily goodwill, due to its accelerated write-off, and deferred tax asset valuation reserves .

                  QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

           COL. A                COL. B                   COL. C                   COL. D          COL. E
-----------------------------  -----------     ----------------------------     -------------    -----------
                                                        ADDITIONS
                                               ----------------------------
                               BALANCE AT       CHARGED TO      CHARGED TO                       BALANCE AT
                                BEGINNING       COSTS AND         OTHER         DEDUCTIONS --      END OF
DESCRIPTION                     OF PERIOD        EXPENSES      ACCOUNTS(1)       DESCRIBE(3)       PERIOD
-----------                    -----------     ------------    ------------     -------------    -----------
YEAR ENDED NOVEMBER 30, 1998
  Reserve for customer
     chargebacks.............  $38,196,114     $    --         $ 56,496,612      $79,198,588     $15,494,138
                               ===========     ============    ============      ===========     ===========
YEAR ENDED NOVEMBER 30, 1997
  Reserve for customer
     chargebacks.............  $20,080,903     $    --         $103,597,803      $85,482,592     $38,196,114
                               ===========     ============    ============      ===========     ===========
YEAR ENDED NOVEMBER 30, 1996
  Reserve for customer
     chargebacks.............  $ 4,025,130     $    --         $ 55,689,393(2)   $39,633,620     $20,080,903
                               ===========     ============    ============      ===========     ===========

---------------
(1) Charged against revenues.

(2) Includes assumed liability in connection with New Lauderdale acquisition of $9,336,755 (see Note 6).

(3) Chargebacks refunded during the year.

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER
 -------
3.1.1       Articles of Incorporation of the Company, as amended(1)
3.1.2       Amendment to the Articles of Incorporation of the
            Registrant(2)
3.2         By-Laws of the Company(3)
10.1        Employment Agreement by and between the Company and Steven
            L. Feder(4)
10.2.1      Definitive Form of Non-Competition and Right of First
            Refusal Agreement between the Company and Steven L. Feder,
            Thomas H. Lindsey and Peter Stolz(4)
10.2.2      Definitive Form of Non-Competition and Right of First
            Refusal Agreement between the Company and Psychic Readers
            Network, Inc.(4)
10.2.3*+    Agreement Regarding 900 Number Telecommunications Programs
            and Modification of Noncompetition Agreement and Media
            Agreement between Access Resource Services, Inc. and the
            Company
10.2.4*+    Marketing Agreement between Access Resource Services, Inc.
            and the Company
10.2.5*+    Club Operating Agreement among Access Resource Services,
            Inc., Real Communication Services, Inc., Bahia Encounters,
            Inc., Steven L. Feder and the Company
10.3        Amended and Restated 1996 Stock Option Plan(5)
10.4.1      Lease of the Company's offices at One Blue Hill Plaza, Pearl
            River, New York(6)
10.4.2      Lease of office space for Calling Card Co., Inc. at 2455
            East Sunrise Boulevard, Fort Lauderdale, Florida(7)(P)
10.5*       Purchase and Sale Agreement among Paradigm Direct, Inc.,
            Paradigm Cellular, LLC and the Company
10.6*+      Servicing Agreement between West Interactive Corporation and the Company
10.7        Collateral Note and Security Agreement between West
            Interactive Corporation and the Company(3)
10.8        Collateral Note and Security Agreement between West
            Interactive Corporation and New Lauderdale(3)
10.9        Telemarketing Services Agreement between West Telemarketing
            Corporation Outbound and the Company(3)
10.10+      Billing and Information Management Services Agreement and
            Advanced Payment Agreement between Enhanced Services
            Billing, Inc. and the Company(3)
10.11       Amended and Restated Psychic Readers Network Live Operator
            Service Agreement between Psychic Readers Network, Inc. and the Company(4)
10.12+      Telemarketing Services Agreement between Advanced Access,
            Inc. and the Company(6)(P)
10.13+      Telemarketing Services Agreement between APAC TeleServices,
            Inc. and the Company(6)(P)
10.14+      Telemarketing Services Agreement between AT&T Wireless
            Services and the Company(6)(P)
10.15.1+    Telemarketing Services Agreement between AT&T Wireless
            Services and Paradigm Direct, Inc.(7)(P)
10.15.2*    Telemarketing Services Agreement between Paradigm Direct,
            Inc. and the Company
10.15.3*    Termination Agreement between Paradigm Direct, Inc. and the
            Company
10.16+      Telemarketing Services Agreement between Optima Direct, Inc.
            and the Company(6)(P)
10.17.1*    Marketing Services Agreement between Delta Three Direct LLC and the Company
10.17.2*    Operating Agreement of Delta Three Direct LLC
10.17.3*    Network Services Agreement between Delta Three, Inc. and
            Delta Three Direct LLC
10.17.4*+   Network Services Agreement between RSL Com U.S.A., Inc. and
            Delta Three Direct LLC

 EXHIBIT
 NUMBER
 -------
10.19+      Telemarketing Services Agreements between New Media
            Telecommunications, Inc. and the Company(6)(P)
10.19.1+    Telecommunications Services Agreement between AT&T
            Communications, Inc. and the Company(6)(P)
10.19.2+    Letter Agreement, dated November 12, 1997, amending the
            Telecommunications Services Agreement between AT&T
            Communications, Inc. and the Company(7)(P)
10.19.3+    Letter Agreement, dated January 19, 1998, amending the
            Telecommunications Services Agreement between AT&T
            Communications, Inc. and the Company(7)
10.20+      Billing and Collection Services Agreement between Federal
            Transtel, Inc. and the Company(6)(P)
10.21*      Billing and Information Management Services Agreement
            between Billing Concepts, Inc. and the Company
10.22+      Ownership Agreement between the Company, Calling Card Co.,
            Inc., Access Resource Services, Inc. and Real Communication
            Services, Inc.(7)
10.23.1+    Telecommunications Services Agreement between LCI
            International Telecom Corp. and the Company(7)(P)
10.23.2*+   Amendment to the Telecommunications Services Agreement
            between LCI International Telecom Corp. and the Company
10.23.3*+   Amended and Restated Telecommunications Services Agreement
            between LCI International Telecom Corp., d/b/a Qwest
            Communications Services, and the Company
10.24.1     Limited Liability Company Agreement between the Company and
            Paragon Cellular Services, Inc.(7)
10.24.2     Amendment No. 1 to Limited Liability Company Agreement
            between the Company and Paragon Cellular Services, Inc.(7)
10.25*+     Cellular Telephone Product and Service Agreement between
            U.S. Mobile Services, Inc. and the Company
10.26.1*+   Settlement and Release of New Lauderdale
10.26.2*+   Settlement and Release of Calling Card Co., Inc.
10.27*+     Media Agreement between Access Resource Services, Inc. and the Company
10.28*      Software License Agreement between US/Intelicom, Inc. and
            the Company
10.29.1*+   License Agreement between the Company and a Confidential
            Third Party
10.29.2*+   Escrow Agreement between the Company, the Law Firm of
            Swidler Berlin Shereff Friedman, LLP and a Confidential
            Third Party
21*         Subsidiaries of the Company
27*         Financial Data Schedule

---------------
 *  Filed herewith.

 + Confidential treatment requested as to portions of this Exhibit.

(1) Filed as an Exhibit to the Company's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998, and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (the "S-1 Registration Statement"), dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.

(4) Filed as an Exhibit to a Definitive Information Statement filed with the Commission, dated August 20, 1996, and incorporated herein by reference.

(5) Filed as an Exhibit to the Company's Proxy Statement filed with the Commission, dated July 21, 1997 and incorporated herein by reference.

(6) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, and incorporated herein by reference.

(7) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997, and incorporated herein by reference.

(P) Filed by paper with the Commission pursuant to a continuing hardship exemption.