Form 10-Q
period 1999-02-28
QUINTEL COMMUNICATIONS INC
filed 1999-04-14
CIK 1000297

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to ______________

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                     -------------------------------------

         The number of shares outstanding of the Registrant's common stock is 16,679,746 (as of 4/13/99).

                          QUINTEL COMMUNICATIONS, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                         QUARTER ENDED FEBRUARY 28, 1999

                               ITEMS IN FORM 10-Q


                                                                PAGE
                                                                ----
PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements                                      3

Item 2.  Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations                                  9

Item 3.  Quantitative and Qualitative
            Disclosures About Market Risk                       None


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                        20

Item 2.  Changes in Securities
            and Use of Proceeds                                 None

Item 3.  Defaults Upon Senior Securities                        None

Item 4.  Submission of Matters to
            a Vote of Security Holders                          None

Item 5.  Other Information                                      None

Item 6.  Exhibits and Reports on Form 8-K                         22


SIGNATURES

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                       February 28,        November 30,
                                                          1999                 1998
                                                       (Unaudited)
                    ASSETS:

Current assets:
     Cash and cash equivalents                         $ 1,854,036         $ 2,123,630
     Marketable securities                               8,978,356          15,019,233
     Accounts receivable, trade                         30,435,909          31,230,579
     Deferred income taxes                               3,766,713          11,990,442
     Recoverable Income Taxes                            8,261,570
     Due from related parties                              786,577             754,089
     Prepaid expenses and other current assets           1,856,670           2,151,270
                                                       -----------         -----------
          Total current assets                          55,939,831          63,269,243

Property and equipment, at cost, net of accumulated
     depreciation                                        1,069,890           1,143,901
                                                       -----------         -----------
                                                       $57,009,721         $64,413,144
                                                       ===========         ===========

                 LIABILITIES:

Current liabilities:
     Accounts payable                                  $ 3,484,151         $ 4,453,663
     Accrued expenses                                    4,678,220           6,897,246
     Reserve for customer chargebacks                   11,541,454          15,494,138
     Due to related parties                                389,188             140,756
     Income taxes payable                                  191,887             745,197
                                                       -----------         -----------
          Total current liabilities                     20,284,900          27,731,000

             STOCKHOLDERS' EQUITY:

Preferred stock - $.001 par value; 1,000,000 shares
     authorized; none issued and outstanding
Common stock - $.001 par value; authorized 50,000,000
     shares; issued and outstanding 16,679,748 and
     16,679,748 shares, respectively                        16,679              16,679
Additional paid-in capital                              38,955,275          38,955,275
Retained earnings (deficit)                                 22,016            (379,292)
Accumulated other comprehensive (loss)                     (67,249)            (10,488)
Common stock held in Treasury, at cost, 949,153
     shares and 773,066 shares, respectively            (2,201,900)         (1,900,030)
                                                       -----------         -----------
          Total stockholders' equity                    36,724,821          36,682,144
                                                       -----------         -----------
                                                       $57,009,721         $64,413,144
                                                       ===========         ===========


See accompanying notes to consolidated financial statements.

QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                             THREE MONTHS ENDED
                                        ------------------------------
                                        FEBRUARY 28,        FEBRUARY 28,
                                            1999               1998
                                        ------------        -----------

Net revenue                             $ 19,805,601        $36,635,601
Cost of sales                             16,753,371         26,136,574
                                        ------------        -----------
     Gross profit                          3,052,230         10,499,027

Selling, general and administrative
   expenses                                2,989,053          4,975,613
                                         -----------         ----------
                                              63,177          5,523,414
Interest expense                                (303)           (30,447)
Other income, net                            609,241            654,339
                                         -----------         ----------
                                             672,115          6,147,306

Provision for income taxes                   270,807          2,458,922
                                         -----------         ----------
     Net income                          $   401,308        $ 3,688,384
                                         ===========         ==========
Basic earnings per share (Note 2):
  Net income                             $       .03        $       .20
                                         -----------        -----------
     Average shares outstanding           15,783,777         18,649,347
                                         ===========        ===========

Diluted income per common share (Note 2):
  Net income                             $       .03        $       .20
                                         -----------        -----------
     Average shares outstanding           15,849,080         18,712,302
                                         ===========        ===========

See accompanying notes to consolidated financial statements.

QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                    Three months ended
                                                               ---------------------------
                                                               February 28,   February 28,
                                                                   1999           1998
                                                               ------------   ------------
Cash flows from operating activities:
  Net income
  Items not affecting cash:                                    $   401,308    $  3,688,384
    Depreciation and amortization                                   74,011         552,875
    Reserve for customer chargebacks                            (3,952,684)     (6,225,434)
    Deferred income taxes                                                        1,760,949
    Other                                                                           (5,286)
Changes in assets and liabilities:
  Accounts receivable                                              794,670       3,518,753
  Prepaid expenses and other current assets                        294,600         726,791
  Accounts payable                                                (969,512)       (671,354)
  Income tax payable                                              (553,310)
  Due from/to related parties, net                                 215,944        (248,292)
  Other, principally accrued expenses                           (2,219,026)        534,123
                                                               -----------    ------------
    Net cash (used in) provided by operating activities         (5,913,999)      3,631,509
                                                               -----------    ------------
Cash flows from investing activities:
  Purchases of securities                                       (9,657,698)    (29,000,000)
  Proceeds from sales of securities                             15,603,973      26,974,273
  Other, principally capital expenditures                                         (219,879)
                                                               -----------    ------------
    Net cash provided by used in investing activities            5,946,275      (2,245,606)
                                                               -----------    ------------
Cash flows from financing activities:
  Repurchase of common stock                                      (301,870)
                                                               -----------
    Net cash (used in) financing activities                       (301,870)
                                                               -----------    ------------
Net (decrease) increase in cash and cash equivalents              (269,594)      1,385,903
Cash and cash equivalents, beginning of period                   2,123,630      10,063,717
                                                               -----------    ------------
Cash and cash equivalents, end of period                       $ 1,854,036    $ 11,449,620
                                                               ===========    ============

See accompanying notes to consolidated financial statements.

QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL:

     The consolidated financial statements for the three month periods ended February 28, 1999 and February 28, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998. The results of operations for the three months ended February 28, 1999 are not necessarily indicative of the results for the entire fiscal year ending November 30, 1999.

2.   EARNINGS PER SHARE:

     The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

                                                                      February 28,
                                                                ------------------------
                                                                1999                1998
Denominator:
  Denominator for basic earnings per share-
    weighted-average shares                                  15,783,777          18,649,347
  Effect of dilutive securities:
    Stock options                                                65,303              62,955

  Dilutive potential common shares:
    Denominator for diluted earnings per share - adjusted    ----------          ----------
      weighted-average shares and assumed conversions        15,849,080          18,712,302
                                                             ==========          ==========

Options and warrants to purchase 872,818 and 949,944 shares of common stock were outstanding for the quarters ended February 28, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ADVERTISING EXPENSES:

   The Company generally expenses advertising costs, which consist primarily of print, media, production, telemarketing and direct mail related charges, when the related advertising occurs. For interim purposes, certain telemarketing and production expenses are deferred and charged to operations over their expected period of benefit. All such amounts will be expensed prior to year end. Total advertising expense incurred for the three months ended February 28, 1999 and 1998 were approximately $13,182,000 and $11,722,000, respectively. Included in prepaid expenses and other current assets is approximately $317,000 and $401,000 relating to prepaid advertising at February 28, 1999 and November 30, 1998, respectively.

4. ADOPTION OF SFAS 130, "REPORTING COMPREHENSIVE INCOME"

   As of December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") SFAS No. 130 establishes new standards for reporting and displaying comprehensive income and its components within the Company's financial statements; however, the adoption of SFAS No. 130 has no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's marketable securities to be reported in comprehensive income. Prior to adoption of this statement, such gains and losses were reported separately in stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

   During the first quarter of 1999 and 1998, total comprehensive income amounted to $345,000 and $3,682,000 respectively.

5. RECENTLY ISSUED PRONOUNCEMENTS

   The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the company on November 30, 1999. This pronouncement deals with disclosure matters and, upon adoption, will not have any effect on the Company's financial position, results of operations or cash flows. The Company is evaluating its reporting under this new statement and currently believes it will be separating its information into two segments. It is anticipated that the segments will be Residential and Long Distance Customer Acquisition Services as one segment, and Club 900 and Enhanced services will form the other segment.

6. LITIGATION:

   On or about May 4, 1998, a complaint entitled "Joseph Chalverus, on behalf of himself and all other similarly situated v. Quintel Entertainment, Inc., Jeffrey L. Schwartz and Daniel Harvey" was filed in the United States District Court for the Southern District of New York; subsequently, a complaint entitled "Richard M. Woodward, on behalf of himself and all others similarly situated v. Quintel Entertainment, Inc., Jeffrey L. Schwartz and Daniel Harvey" was filed in that same court, as was a complaint entitled "Dr. Michael Title, on behalf of himself and all others similarly situated v. Jeffrey L. Schwartz, Jay Greenwald, Claudia Newman Hirsch, Andrew Stollman, Mark Gutterman,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Steven L. Feder, Michael G. Miller, Daniel Harvey and Quintel Entertainment, Inc. (collectively, the "Complaints"). In addition to the Company, the defendants named in the Complaints are present and former officers and directors of the Company (the "Individual Defendants"). The plaintiffs seek to bring the actions on behalf of a purported class of all persons or entities who purchased shares of the Company's Common Stock from July 15, 1997 through October 15, 1997 and who were damaged thereby, with certain exclusions. The Complaints allege violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934, and allege that the defendants made misrepresentations and omissions concerning the Company's financial results, operations and future prospects, in particular relating to the Company's reserves for customer chargebacks and its business relationship with AT&T. The Complaints allege that the alleged misrepresentations and omissions caused the Company's Common Stock to trade at inflated prices, thereby damaging plaintiffs and the members of the purported class. The amount of damages sought by plaintiffs and the purported class has not been specified.

   On September 18, 1998, the District Court ordered that the three actions be consolidated, appointed a group of lead plaintiffs in the consolidated actions, approved the lead plaintiffs' selection of counsel for the purported class in the consolidated actions, and directed the lead plaintiffs to file a consolidated complaint. The consolidated and amended class action complaint ("Consolidated Complaint") which has been filed asserts the same legal claims based on essentially the same factual allegations as did the Complaints. On February 19, 1999, the Company and the Individual Defendants filed a motion to dismiss the Consolidated Complaint. Plaintiffs have filed papers in opposition to the motion to dismiss, and the Company and the Individual Defendants have filed reply papers in further support of the motion. The District Court has not yet ruled on the motion to dismiss. The Company believes that the allegations in the Complaints are without merit, and intends to vigorously defend the consolidated actions. The Company is unable at this time to assess the outcome of the Consolidated Complaint or the materiality of the risk of loss in connection therewith, given the preliminary stage of the Consolidated Complaint and the fact that the Consolidated Complaint does not allege damages with specificity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     OVERVIEW

     Quintel Communications, Inc. (the "Company") is engaged in the direct marketing and providing of various telecommunication products and services. Principally, the Company utilizes its extensive database to provide direct marketing services for its residential long distance customer acquisition programs. The Company's revenues from the foregoing are generated through the direct sale of products and services to consumers and through revenue sharing arrangements with its residential long distance customer acquisition clients.

     The following is a discussion of the financial condition and results of operations of the Company for the three month periods ended February 28, 1999 and February 28, 1998. It should be read in conjunction with the interim consolidated financial statements of the Company, the Notes thereto and other financial information included elsewhere in this report.

     RESULTS OF OPERATIONS

     Net Revenue for the three months ended February 28, 1999 was $19,805,601, a decrease of $16,830,000, or 46%, as compared to $36,635,601 for the three months ended February 28, 1998. The decrease was attributable to decreases in net revenues from the Company's "900" entertainment services of $18,332,311, or 100%, decreases in net revenues from the Company's Club 900 products of $2,796,642, or 61%, decreases in the net revenues from enhanced voice mail networks and other enhanced services ("enhanced services") of $3,974,112 or, 56%, and decreases in other products and services of $1,492,615, or 99%. Such net revenue decreases were partially offset by increases in net revenues from the Company's residential long distance customer acquisition services of $9,765,680. See "--Residential Long Distance Customer Acquisition Services". See "--Prior Year Special Charge" for a detailed discussion of the decrease in net revenues from "900" entertainment services and Club 900 products. See "--Service Bureau and Local Exchange Carriers" for a detailed discussion of the decrease in net revenues from enhanced services. The decrease in other products and services was principally attributable to the Company's discontinuance of its cellular phone activities during the fourth quarter of fiscal 1998.

     For the three months ended February 28, 1999, "900" entertainment services, enhanced services, residential long distance customer acquisition services, Club 900 product memberships, and cellular phone activities and other products approximated 0%, 16%, 75%, 9% and 0% of net revenues, respectively. For the three months ended February 28, 1998, "900" entertainment services, enhanced services, residential long distance customer acquisition services, Club 900 product memberships and cellular phone activities and other products approximated 50%, 19%, 14%, 13% and 4% of net revenues, respectively.

     The provisions for chargebacks, recorded as a direct reduction to revenues, for the three months ended February 28, 1999 were $4,632,661, a decrease of $20,257,979, or 81%, as compared to $24,890,640 for the three months ended February 28, 1998. The decrease is primarily attributable to a decrease in chargebacks from the Company's "900" entertainment pay per call services of $14,901,191, or 100%, when compared to the prior comparable period. This decrease in chargebacks resulted from the Company's reduction in the marketing of its "900" entertainment services. See -- "Prior Year Special

Charge". Additionally, during the three months ended February 28, 1999, the Company's Club 900 product chargebacks decreased by $3,077,803, or 62%, when compared to the prior comparable period. This decrease was the result of a chargeback rate experience of 52% - the same rate as that experienced in the prior comparable period - being applied to decreased Club 900 product gross revenues for the quarter ended February 28, 1999 when compared with the quarter ended February 28, 1998. Chargebacks on the Company's enhanced services decreased by $1,690,577, or 38%, when compared to the prior comparable period. Such decrease was the result of an increased chargeback rate applied to decreased gross sales recorded in the three months ended February 28, 1999, as compared to the three months ended February 28, 1998. The Company's enhanced services' actual chargeback rate experience increased during the three months ended February 28, 1999 (47% of related gross revenues) when compared to the three months ended February 28, 1998 (38% of related gross revenues), as a result of the significant increases in customer service refunds and credits (chargebacks) being issued by the Local Exchange Carriers, See "--Service Bureau and Local Exchange Carriers".

     The impact of certain items on the operations of the Company, namely, cost of revenues, chargebacks and marketing expenses, can be better understood in relation to gross revenues, as opposed to net revenues. Accordingly, such information is provided in the paragraphs that follow.

     During the three months ended February 28, 1999, gross revenues from enhanced services and Club 900 product memberships were approximately $5,834,097 and $3,680,935, respectively, as compared to approximately $11,498,786 and $9,555,381, respectively, for the three months ended February 28, 1998. The chargeback allowances recognized during the three months ended February 28, 1999 for the Company's enhanced services and Club 900 product memberships were $2,728,189 (47% of related revenues) and $1,904,394 (52% of related revenues), respectively, as compared to $4,418,766 (38% of related revenues) and $4,982,197 (52% of related revenues), respectively, for the three months ended February 28, 1998. The Company did not incur cellular phone related chargeback activity during the three months ended February 28, 1999 due to the discontinuance of such activities in the prior fiscal year. During the three months ended February 28, 1998, the Company's combined prepaid and conventional cellular phone activity chargebacks approximated $588,486, representing a chargeback rate of 28% of the respective activities' gross revenues of approximately $2,091,140 recorded during such period. The Company's residential long distance customer acquisition service revenues are not encumbered by chargebacks.

Cost of revenues for the three months ended February 28, 1999 was $16,753,371, a decrease of $9,383,203, or 36%, as compared to $26,136,574 for the three months ended February 28, 1998. The decrease is directly attributable to reductions in service bureau fees related to the decrease in the Company's "900" entertainment services and decreases in advertising costs expended in procuring such revenues. The service bureau fees, including the cost of "psychic operators", related to the "900" entertainment services were approximately $2,545,000 and $9,617,000 for the three months ended February 28, 1999 and 1998, respectively. This decrease of approximately $7,072,000 accounts for approximately 75% of the total decrease in cost of revenues. In addition, the "900" entertainment services related advertising costs, principally from television broadcast media, commercial production costs and direct mail costs, were approximately $4,932,000 and $6,967,000 for the three months ended February 28, 1999 and 1998, respectively, a decrese of approximately $2,035,000, or 29%. Such decrease accounted for approximately 22% of the total decrease in the cost of revenues in the three month period ended February 28, 1999, as compared to the prior fiscal period. Approximately $4,370,000 of the decrease in cost of revenues was attributable to the Company's implementation, during the third quarter of the prior fiscal year, of its strategy to reposition the marketing emphasis of the "900" entertainment services, in response to decreasing margins, increased marketing costs and increased chargebacks. See"--Prior Year Special Charge." (The cost of revenues in the three months ended February 28, 1998 did not have a comparable reduction.) The "900" entertainment services are now used in conjunction with the marketing of the Company's other products and services (as opposed to an independent revenue source). In accordance with this repositioning, any amounts received by the Company in providing "900" entertainment services, net of estimated chargebacks, are reflected as a reduction to the cost of revenues of the Company's other products and services. Accordingly, during the three months ended February 28, 1999, gross "900" entertainment billing of approximately $6,670,000, net of corresponding estimated chargebacks of $2,300,000, were offset to cost of revenues for the reduction of approximately $4,370,000, as referenced above. Additional decreases in the cost of revenues were recognized from the discontinuance of the Company's cellular phone activities and decreases in costs associated with the marketing and billing of enhanced services. The amount of such marketing and service bureau cost reductions approximated $1,927,000 and $2,900,000, respectively, when compared with the three months ended February 28, 1998. The foregoing decreases to cost of revenues were offset by increases in marketing costs related to the Company's increased emphasis in promoting its residential long distance customer acquisition services. Marketing costs associated therewith approximated $12,620,000 during the three months ended February 28, 1999, as compared to approximately $3,710,000 during the three months ended February 28, 1998.


     Cost of revenues as a percentage of gross revenues increased to approximately 69% for the three months ended February 28, 1999 from approximately 42% for the three months ended February 28, 1998. This increase is specifically attributable to the Company's emphasis during the quarter ended February 28, 1999 on the marketing of its long distance customer acquisition services, which accounted for approximately 75% of net revenues in such quarter. The acquisition costs incurred in acquiring a long distance customer, compared with the commission paid to the Company for each acquired customer, resulted in the Company realizing a small gross profit margin (and in some cases a gross loss), for each customer acquired. This resulted in the increase in the cost of revenues as a percentage of gross revenues for the quarter ended February 28, 1999. The Company expects the aforementioned front end customer acquisition outcomes will be offset in future periods by revenues earned under the Company's revenue sharing agreement with Qwest (See -- "Residential Long Distance Customer Acquisition Services"), which calls for the Company to participate in the long distance usage revenues for all acquired customers during their term as a long distance customer of Qwest. This revenue sharing agreement provides for participation in usage revenues at rates ranging from approximately 3.7% to 12.9%, net of a fixed bad debt withholding rate, currently set at 8%. The Company expects the aforementioned future annuity based revenues (which are not encumbered by service costs) to allow the Company to recapture its front end customer acquisition costs and to generate profits and cash flows in future periods that the acquired individual remains a customer of

Qwest. See "Forward Looking Information".

     The Company's total gross revenues for the three months ended February 28, 1999 were approximately $24,438,000, with marketing costs of approximately $13,182,000, or 54% of such gross revenues. Gross revenues for the three months ended February 28, 1998 were approximately $61,526,000, with marketing costs of approximately $11,722,000, or 19% of such gross revenues. The increased percentage relationship of marketing costs to gross revenues was directly attributable to the concentration of long distance customer acquisition revenues recorded during the three months ended February 28, 1999 when compared to the comparable prior period. Such long distance customer acquisition net revenues represented 75% and 14%, respectively, of the net revenues for the periods ended February 28, 1999 and 1998. The net revenues from the long distance customer acquisition activities yield a near breakeven gross profit at the time of acquisition, resulting in a high cost of revenue for this service. The aforementioned front end acquisition costs are expected to be mitigated over time, through the realization of future revenues earned under the usage/revenue sharing agreements attached to such programs. See "--Residential Long Distance Customer Acquisition Services". The remaining significant component of the cost of revenue is service bureau fees. For the three months ended February 28, 1999 and 1998, such service bureau fees were approximately $3,380,000 and $10,911,000, respectively. This decrease of approximately $7,531,000, or 69%, was primarily attributable to the Company's decrease in "900" entertainment service revenues and its corresponding reduction in service bureau usage. This decrease was also a function of decreased service bureau fees relating to the Company's decrease in gross revenue activity from enhanced services and Club 900 memberships.

     Selling, general and administrative expenses (SG&A) for the three months ended February 28, 1999 were $2,989,053, a decrease of $1,986,560, or 40%, as compared to $4,975,613 for the three months ended February 28, 1998. The reduction is primarily attributable to a decrease in amortization expense of approximately $489,000, pursuant to an impairment write-off of goodwill during the fiscal year ended November 30, 1998. See "--Prior Year Special Charge". Additionally, the decrease resulted from net reductions in officers' compensation of approximately $533,000 and reductions in personnel costs of approximately $572,000.

     Other income for the three months ended February 28, 1998 consisted primarily of interest income. For the three months ended February 28, 1999, other income was $609,241, a decrease of $45,098, or 7%, as compared to $654,339 for the three months ended February 28, 1998. The decrease is attributable to decrease interest earnings on the Company's marketable securities, which consist primarily of direct U.S. government obligations, and decreases in interest earned on funds held in reserve for future chargebacks by the Company's primary "900" entertainment service bureau. See "--Liquidity and Capital Resources".

     The Company's provision for income taxes is the result of the combination of federal statutory rates and required state statutory rates applied to pre-tax income. This combined effective rate was 40% for the three months ended February 28, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At February 28, 1999, the Company had cash of $1,854,036, reflecting a reduction of approximately $270,000 during the three month period ended February 28, 1999.

     During the three months ended February 28, 1999, the Company used $5,913,999 for operating activities, primarily to fund its working capital requirements, the significant components being the costs of advertising and promoting the Company's long distance customer acquisition activities and payments on accrued chargeback liabilities.

     The $5,946,275 in net cash provided by investing activities resulted from net proceeds generated from marketable securities transactions. During the three months ended February 28, 1999 the Company had not made any purchases of property, plant or equipment.

     The $301,870 of cash used in investing activities was expended exclusively for the repurchase of treasury stock during the three months ended February 28, 1999.

     During the prior two fiscal years, the Company had begun to recognize substantial increases in chargebacks experienced on its "900" entertainment service revenues. As a result, two of the Company's service providers instituted a cash reserve policy. Under this cash reserve policy, the service providers withhold cash flows from carrier collections in amounts that approximate the Company's future expected chargebacks, as they relate to each service provider. As of February 28, 1999, the reserves withheld approximated $9,685,000 and are included in the Company's accounts receivable. Historically, the Company has financed its working capital requirements principally through cash flow from operations and receivables financing. Although the Company is not currently dependent on cash flow from receivables financing, credit lines for this purpose are being maintained and the Company may avail itself of such financing in the future. See "Forward Looking Information".

     The Company's primary cash requirements have been to fund the cost of advertising and promotion. Additional funds may be used in the purchasing of equipment and services in connection with the commencement of new business lines and further development of businesses currently being test marketed. The
Company currently has no other plans or material commitments for capital expenditures or significant working capital demands. Under currently proposed operating plans and assumptions (including the substantial costs associated with the Company's advertising and marketing activities), management believes that projected cash flows from operations, recoverable income taxes from the carryback of the fiscal 1998 net operating loss and available cash resources, including an available financing arrangement with a service bureau, will be sufficient to satisfy the Company's anticipated cash requirements for at least the next twelve months. The Company does not have any long-term obligations and does not intend to incur any such obligations in the future. As the Company seeks to diversify with new telecommunication products and services, the Company may use existing cash reserves, long-term financing, or other means to finance such diversification. See "Forward Looking Information"

PRIOR YEAR SPECIAL CHARGE

     During the fiscal year ended November 30, 1998, the Company experienced decreasing margins on its "900" entertainment services, attributable to significant increases in marketing expenditures related thereto and customer chargebacks. As a result, these services were not providing positive operating results and cash flow. Consequently, during the quarter ended August 31, 1998, the Company discontinued marketing such services as an independent revenue source and began using them in conjunction with marketing the Company's other products and services, including its residential distributor program agreement with Qwest. See "--Residential Long Distance Customer Acquisition Services." Accordingly, as required by Statement of Financial Standards No. 121 ("FAS 121"), the Company reviewed long-lived assets, including goodwill, for impairment. The Company has evaluated the recoverability of its long-lived assets by measuring the carrying amount of the assets against projected undiscounted future cash flows associated with them. The Company determined the "900" entertainment services could not be disposed of and there was no predictable estimate of any future cash flows associated with any alternative uses. Accordingly, the Company concluded that the intangibles, primarily goodwill, associated with the Company's 1996 acquisition of the remaining 50% interest in New Lauderdale, were impaired. As such, a non-cash charge of approximately $18.5 million, which represented the remaining balance of the intangibles, primarily goodwill, was recorded at May 31, 1998. This impairment is directly responsible for the decrease in gross revenues generated from the Company's "900" entertainment services of approximately $26,564,000, or 80%, when comparing gross revenues of approximately $33,234,000 recorded in the three months ended February 28, 1998, with gross revenues for the three months ended February 28, 1999, which are recorded as an offset to cost of revenues, of approximately $6,670,000. The aforementioned decrease in the marketing of the Company's "900" entertainment services is also partially responsible for the decrease in the Company's Club 900 revenues. Such Club 900 revenues are generated by soliciting a caller to subscribe to the Company's Club 900 product while such potential Club member is conducting a live psychic call as offered through the Company's "900" entertainment services. Therefore, with the reduction in the emphasis of marketing the "900" entertainment services as an independent revenue source, a corresponding effect was the reduction in potential callers available for solicitation of the Company's Club 900 product.

SERVICE BUREAU AND LOCAL EXCHANGE CARRIERS

     In November 1998, three of the Local Exchange Carriers ("LECs"), Ameritech Corp., Bell Atlantic Corp. and SBC Communications, Inc., refused to bill customers for enhanced services provided by the Company. This was the result of what the LECs claimed was excessive complaints by customers for "cramming" (unauthorized charges billed to a customer's phone bill) against the Company and its affiliates. This billing cessation effectively prevented the Company from selling its enhanced services in those areas serviced by such LECs. The remaining LECs have not altered their billing practices for the Company's services and the Company has continued to offer its enhanced services in those areas.

     As a result of such LEC imposed billing cessation, in November 1998, the primary billing service provider for the Company's enhanced services, Billing Information Concepts Corporation ("BIC"), terminated its arrangement with the Company for providing billing for the Company's enhanced services. BIC continues to service all data relating to post-billing adjustments to records billed prior to BIC's self-imposed billing cessation. In December 1998, the Company entered into an agreement with Federal Transtel, Inc. ("Transtel"), whereby Transtel provides the enhanced service revenue billing services previously provided by BIC. In effect, between the termination of the BIC billing service arrangement and the commencement of the billing under the agreement with Transtel (approximately two months), the Company was unable to bill for any enhanced services provided. Subsequent to this billing cessation and re-commencement of enhanced service billing with Transtel, the Company has substantially discontinued marketing for new enhanced service customers, but continues to bill and provide enhanced services to the member base that was in place at the time of the billing cessation. This member base is subject to significant rates of member attrition that substantially exceed the current level of new member acquisitions. Therefore, these enhanced services cannot be expected to contribute significant amounts to future periods' net revenues and corresponding cash flows. "See Forward Looking Information". The Company had previously engaged, and continues to use Transtel, for the provision of billing and collection services in connection with the Club 900 product.

RESIDENTIAL LONG DISTANCE CUSTOMER ACQUISITION SERVICES

     During the fiscal year ended November 30, 1996, the Company entered into an agreement with AT&T Communications, Inc. ("AT&T"), whereby it marketed AT&T's long distance products. The Company terminated its strategic corporate partnership with AT&T during the first three months ended February 28, 1998. The termination resulted from modifications made by AT&T to its customer acquisition strategies which significantly reduced the Company's ability to successfully market under such strategic partnership. During the three months ended February 28, 1998, the Company recorded net revenues of approximately $4,980,000 from the AT&T strategic partnership.

The Company concluded an agreement with the long distance carrier LCI International Telecom Corp., d/b/a/ Qwest Communications Services ("Qwest"), during the three months ended February 28, 1998. The Company currently provides marketing services to Qwest primarily through outbound telemarketing and broadcast media, directed at the acquisition of residential long distance customers for Qwest. In addition to commissions paid to the Company for its successful customer acquisitions on behalf of Qwest, the agreement also calls for the Company to participate in Qwest's net revenues earned from such customer's residential long distance usage. During the three months ended February 28, 1999, a total of $14,913,112 of net revenues were earned under such agreement with Qwest. Of this total, customer acquisition commissions accounted for $12,891,234, with the balance of $2,021,878 attributable to usage revenues earned. During the three months ended February 28, 1998, the Company was in the test marketing phase of the Qwest arrangement and did not record net revenues in such quarter.

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

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be effected by the "Y2K" Problem. The Company presently believes that its entire internal computer programs, software packages, systems and networks are Y2K compliant. Within the past 12 months, the Company has replaced all personal computers that were not Y2K compliant and rewritten its entire billing system to become compliant. The Company also recently acquired a new main database server that is compliant and that runs on commercially available software package that is compliant. The cost of all of the foregoing did not have a material impact on the operations of the Company. See "Forward Looking Information".

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

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         On or about May 4, 1998, a complaint entitled "Joseph Chalverus, on behalf of himself and all others similarly situated v. Quintel Entertainment, Inc., Jeffrey L. Schwartz and Daniel Harvey" was filed in the United States District Court for the Southern District of New York; subsequently, a complaint entitled "Richard M. Woodward, on behalf of himself and all others similarly situated v. Quintel Entertainment, Inc., Jeffrey L. Schwartz and Daniel Harvey" was filed in that same court, as was a complaint entitled "Dr. Michael Title, on behalf of himself and all others similarly situated v. Jeffrey L. Schwartz, Jay Greenwald, Claudia Newman Hirsch, Andrew Stollman, Mark Gutterman, Steven L. Feder, Michael G. Miller, Daniel Harvey and Quintel Entertainment, Inc." (collectively, the "Complaints"). In addition to the Company, the defendants named in the Complaints are present and former officers and directors of the Company (the "Individual Defendants"). The plaintiffs seek to bring the actions on behalf of a purported class of all persons or entities who purchased shares of the Company's Common Stock from July 15, 1997 through October 15, 1997 and who were damaged thereby, with certain exclusions. The Complaints allege violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934, and allege that the defendants made misrepresentations and omissions concerning the Company's financial results, operations and future prospects, in particular, relating to the Company's reserves for customer chargebacks and its business relationship with AT&T. The Complaints allege that the alleged misrepresentations and omissions caused the Company's Common Stock to trade at inflated prices, thereby damaging plaintiffs and the members of the purported class. The amount of damages sought by plaintiffs and the purported class has not been specified.

         On September 18, 1998, the District Court ordered that the three actions be consolidated, appointed a group of lead plaintiffs in the consolidated actions, approved the lead plaintiffs' selection of counsel for the purported class in the consolidated actions, and directed the lead plaintiffs to file a consolidated complaint. The consolidated and amended class action complaint ("Consolidated Complaint") which has been filed asserts the same legal claims based on essentially the same factual allegations as did the Complaints. On February 19, 1999, the Company and the Individual Defendants filed a motion to dismiss the Consolidated Complaint. Plaintiffs have filed papers in opposition to the motion to dismiss and the Company and the Individual Defendants have filed reply papers in further support of the motion. The District Court has not yet ruled on the motion to dismiss. The Company believes that the allegations in the Complaints are without merit and intends to vigorously defend the consolidated actions. No assurance can be given, however, that the outcome of the consolidated actions will not have a materially adverse impact upon the results of operations and financial condition of the Company. See "Forward Looking Information."

         All of the Company's entertainment services and advertisements are reviewed by the Company's regulatory counsel, and management believes that the Company is in substantial compliance with all material federal and state laws and regulations governing its provision of "800" and "900" number entertainment services, all of its billing and collection practices and the advertising of its services and has obtained or is in the process of obtaining all licenses and permits necessary to engage in telemarketing activities. Nevertheless, on or about September 30, 1998, the Company was notified by the Federal Trade Commission ("FTC") that the FTC was conducting an inquiry into the past and present marketing practices of the Company to determine if the Company was engaging in unfair or deceptive practices. In connection with such inquiry, the Company was requested to submit certain materials and information to the FTC relating to the operations of the Company from January 1, 1994 to the present. The Company is cooperating fully with the FTC in connection with its inquiry. The Company has also received a subpoena to produce documents related to its marketing practices from the office of the Attorney General of the State of Kansas. To date, the Company has not been subject to any enforcement actions by any regulatory authority and management believes that the FTC and Kansas inquiries will not result in any enforcement actions or claims which would have a material adverse effect on the Company. However, in the event the Company is found to have failed to comply with applicable laws and regulations, the Company could be subject to civil remedies, including substantial fines, penalties and injunctions, as well as possible criminal sanctions, which would have a material adverse effect on the Company. See "Forward Looking Information."

         At the request of the Federal Communications Commission, a group of the largest Local Exchange Carriers (the "LECs") have developed a set of voluntary Best Practices Guidelines (the "Guidelines") with regard to the problem of "cramming" -- unauthorized, deceptive or ambiguous charges included on end-user customers' monthly local telephone bills. The cramming problem has increasingly been receiving a great deal of attention from federal and state legislators, regulatory agencies and law enforcement agencies throughout the country. The FTC has proposed regulations addressing cramming, and legislation is pending to combat the cramming problem, as well. The Guidelines, and regulations and legislation, if enacted, require that service providers obtain detailed and documented authorization from end users prior to billing for miscellaneous products or services. Advertising for products and services to be billed through a certain type of billing mechanism known as the "4250 billing mechanism" will need to be pre-approved by the LECs and clearing houses prior to their billing. Moreover, each LEC is in the process of revising its individual billing and collection agreements to implement the Guidelines and further restrict the types of services for which it will provide billing services. Consequently, the LECs will have broad discretionary powers to restrict services for which the Company may bill through the customer's telephone bill and assess administrative charges to service providers when a charge for a product or service not pre-approved by the LEC and/or authorized by the end user, is placed on the customer's bill. As the Company employs the 4250 billing mechanism to bill for products and services, the Guidelines (and possible regulations and legislation) and LEC restrictions will impact on, and need to be taken into account in, formulating the Company's business practices.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

EXHIBIT
NUMBER
------
3.1.1    Articles of Incorporation of the Company, as amended (1)

3.1.2    Amendment to the Articles of Incorporation of the Company (2)

3.2      By-Laws of the Company (3)

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

(b)      REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the first quarter of the fiscal year ending November 30, 1999.

                           FORWARD LOOKING INFORMATION

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


                                    QUINTEL COMMUNICATIONS, INC.


                                    By:/s/ Jeffrey L. Schwartz
                                       --------------------------------
                                    Jeffrey L. Schwartz
Date:    April 14, 1999             Chairman and CEO





                                    By:/s/ Daniel Harvey
                                       --------------------------------
                                    Daniel Harvey
                                    Chief Financial Officer
Date:    April 14, 1999             (Principal Financial Officer)

Exhibit Index

EXHIBIT
NUMBER
------
3.1.1    Articles of Incorporation of the Company, as amended (1)

3.1.2    Amendment to the Articles of Incorporation of the Company (2)

3.2      By-Laws of the Company (3)

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