Form 10-Q
period 1999-05-31
QUINTEL COMMUNICATIONS INC
filed 1999-07-15
CIK 1000297

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED MAY 31, 1999

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

                               Yes [X]     No [ ]

     The number of shares outstanding of the Registrant's common stock is 15,379,746 (as of 7/12/99).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          QUINTEL COMMUNICATIONS, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           QUARTER ENDED MAY 31, 1999

                               ITEMS IN FORM 10-Q

                                                                         PAGE
                                                                         ----
PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements........................................    2
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    9
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................    None

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    18
Item 2.  Changes in Securities and Use of Proceeds...................    None
Item 3.  Defaults Upon Senior Securities.............................    None
Item 4.  Submission of Matters to a Vote of Security Holders.........    None
Item 5.  Other Information...........................................    None
Item 6.  Exhibits and Reports on Form 8-K............................    19

SIGNATURES

EXHIBIT INDEX

                          QUINTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND SIX MONTHS ENDED
                         MAY 31, 1999 AND MAY 31, 1998

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                MAY 31,      NOVEMBER 30,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents.................................  $ 1,569,010    $ 2,123,630
  Cash held in escrow.......................................    1,765,500
  Marketable securities.....................................   19,029,314     15,019,233
  Accounts receivable, trade................................   16,290,483     31,230,579
  Deferred income taxes.....................................    4,074,124     11,990,442
  Recoverable income taxes..................................    8,261,570
  Due from related parties..................................      192,848        754,089
  Prepaid expenses and other current assets.................      733,425      2,151,270
                                                              -----------    -----------
          Total current assets..............................   51,916,274     63,269,243
Property and equipment, at cost, net of accumulated
  depreciation..............................................      989,992      1,143,901
                                                              -----------    -----------
                                                              $52,906,266    $64,413,144
                                                              ===========    ===========
LIABILITIES:
Current liabilities:
  Accounts payable..........................................  $ 2,083,620    $ 4,453,663
  Accrued expenses..........................................    4,681,762      6,897,246
  Reserve for customer chargebacks..........................    8,419,355     15,494,138
  Due to related parties....................................      194,137        140,756
  Income taxes payable......................................      394,989        745,197
                                                              -----------    -----------
          Total current liabilities.........................   15,779,863     27,731,000
                                                              -----------    -----------

STOCKHOLDERS' EQUITY:
Preferred stock -- $.001 par value; 1,000,000 shares
  authorized; none issued and outstanding
Common stock -- $.001 par value; authorized 50,000,000
  shares; issued 16,679,746 shares..........................       16,679         16,679
Additional paid-in capital..................................   38,955,275     38,955,275
Retained earnings (deficit).................................      577,305       (379,292)
Accumulated other comprehensive (loss)......................     (220,956)       (10,488)
Common stock held in Treasury, at cost, 942,853 shares and
  773,066 shares, respectively..............................   (2,201,900)    (1,900,030)
                                                              -----------    -----------
          Total stockholders' equity........................   37,126,403     36,682,144
                                                              -----------    -----------
                                                              $52,906,266    $64,413,144
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                      ---------------------------    ---------------------------
                                        MAY 31,        MAY 31,         MAY 31,        MAY 31,
                                         1999            1998           1999            1998
                                      -----------    ------------    -----------    ------------
Net revenue.........................  $10,423,942    $ 21,259,988    $30,229,543    $ 57,895,589
Cost of sales.......................    6,367,636      19,879,813     23,121,007      46,016,387
                                      -----------    ------------    -----------    ------------
  Gross profit......................    4,056,306       1,380,175      7,108,536      11,879,202
Selling, general and administrative
  expenses..........................    3,149,906       3,884,520      6,138,959       8,860,133
Goodwill impairment charge..........                   18,514,435                     18,514,435
                                      -----------    ------------    -----------    ------------
                                          906,400     (21,018,780)       969,577     (15,495,366)
Interest expense....................       (2,125)        (42,462)        (2,428)        (72,909)
Other income,net....................       21,998         556,114        631,239       1,210,453
                                      -----------    ------------    -----------    ------------
                                          926,273     (20,505,128)     1,598,388     (14,357,822)
Provision (benefit) for income
  taxes.............................      370,984      (4,994,814)       641,791      (2,535,892)
                                      -----------    ------------    -----------    ------------
  Net income, (loss)................  $   555,289    $(15,510,314)   $   956,597    $(11,821,930)
                                      ===========    ============    ===========    ============
Basic income (loss) per share
  (Note 2):
  Net income (loss).................  $       .03    $       (.91)   $       .06    $       (.66)
                                      ===========    ============    ===========    ============
     Average shares outstanding.....   15,736,893      16,957,460     15,613,354      17,794,540
                                      ===========    ============    ===========    ============
Diluted income (loss) per common
  share (Note 2):
  Net income (loss).................  $       .03    $       (.91)   $       .06    $       (.66)
                                      ===========    ============    ===========    ============
     Average shares outstanding.....   15,748,399      16,957,460     15,651,795      17,794,540
                                      ===========    ============    ===========    ============

   The accompanying notes are an integral part of these financial statements.

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                              ----------------------------
                                                                MAY 31,         MAY 31,
                                                                  1999            1998
                                                              ------------    ------------
Cash flows from operating activities:
  Net income (loss).........................................  $    956,597    $(11,821,930)
  Items not affecting cash:
     Depreciation and amortization..........................       153,909       1,075,593
     Goodwill impairment charge.............................                    18,514,435
     Reserve for customer chargebacks.......................    (7,044,583)    (16,554,006)
     Deferred income taxes..................................      (345,252)     (5,144,544)
     Other..................................................                      (277,301)
  Changes in assets and liabilities:
     Accounts receivable....................................    14,940,096      16,626,508
     Prepaid expenses and other current assets..............     1,417,845        (618,943)
     Accounts payable.......................................    (2,364,043)        941,292
     Income tax payable.....................................      (350,208)       (408,662)
     Due to related parties, net............................       614,622        (142,558)
     Other, principally accrued expenses....................    (2,215,484)     (3,391,116)
                                                              ------------    ------------
       Net cash provided by (used in) operating
          activities........................................     5,733,299      (1,201,232)
                                                              ------------    ------------
Cash flows from investing activities:
  Purchases of securities...................................   (23,273,221)    (43,700,000)
  Proceeds from sales of securities.........................    19,052,672      50,145,166
  Other, principally capital expenditures...................                      (435,597)
                                                              ------------    ------------
       Net cash (used in) provided by investing
          activities........................................    (4,220,549)      6,009,569
                                                              ------------    ------------
Cash flows from financing activities:
  Repurchase of common stock................................      (301,870)     (8,000,000)
  Cash held in escrow.......................................    (1,765,500)
                                                              ------------    ------------
       Net cash used in financing activities................    (2,067,370)     (8,000,000)
                                                              ------------    ------------
Net decrease in cash and cash equivalents...................      (554,620)     (3,191,663)
Cash and cash equivalents, beginning of period..............     2,123,630      10,063,717
                                                              ------------    ------------
Cash and cash equivalents, end of period....................  $  1,569,010    $  6,872,054
                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

1.  GENERAL

     The consolidated financial statements for the three and six month periods ended May 31, 1999 and May 31, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998. The results of operations for the three and six months ended May 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending November 30, 1999.

2.  EARNINGS PER SHARE

     The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                            ------------------------    ------------------------
                                             MAY 31,       MAY 31,       MAY 31,       MAY 31,
                                               1999          1998          1999          1998
                                            ----------    ----------    ----------    ----------
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares.....  15,736,893    16,957,460    15,613,354    17,794,540
  Effect of dilutive securities:
     Stock options........................      11,506                      38,441
                                            ----------    ----------    ----------    ----------
  Dilutive potential common shares:
     Denominator for diluted earnings per
       share -- adjusted weighted-average
       shares and assumed conversions.....  15,748,399    16,957,460    15,651,795    17,794,540
                                            ==========    ==========    ==========    ==========

     Options and warrants to purchase 872,818 and 949,944 shares of common stock were outstanding for the three months ended May 31, 1999 and 1998, and 1,661,609 and 1,336,093 for the six months ended May 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

3.  ADVERTISING EXPENSES

     The Company generally expenses advertising costs, which consist primarily of print, media, production, telemarketing and direct mail related charges, when the related advertising occurs. For interim purposes, certain telemarketing and production expenses are deferred and charged to operations over their expected period of benefit. All such amounts will be expensed prior to year end. Total advertising expense incurred for the three months ended May 31, 1999 and 1998 were approximately $4,336,000 and $13,900,000, respectively, and six months ended May 31, 1999 and May 31, 1998 were approximately $17,518,000 and $25,631,000, respectively. Included in prepaid expenses and other current assets is approximately $265,000 and $401,000 relating to prepaid advertising at May 31, 1999 and November 30, 1998, respectively.

4.  ADOPTION OF SFAS 130, "REPORTING COMPREHENSIVE INCOME"

     As of December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new standards for reporting and displaying comprehensive income and its components within the Company's financial statements; however, the adoption of SFAS No. 130 has no impact on the Company's net income or stockholders'

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES equity. SFAS No. 130 requires unrealized gains and losses on the Company's marketable securities to be reported in comprehensive income. Prior to adoption of this statement, such gains and losses were reported separately in stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     During the three months ended May 31, 1999 and 1998, comprehensive income
(loss) amounted to $348,000 and ($15,508,000), and for the six months ended May 31, 1999 and 1998 comprehensive income (loss) amounted to $746,000 and ($11,820,000), respectively.

5.  CASH HELD IN ESCROW

     Pursuant to an agreement dated May 29, 1999, the Company agreed to repurchase 1,300,000 shares of common stock at $1.35 per share. At May 31, 1999, $1,765,000 was placed in escrow for such purchase.

6.  RECENTLY ISSUED PRONOUNCEMENT

     The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company on November 30, 1999. This pronouncement deals with disclosure matters and, upon adoption, will not have any effect on the Company's financial position, results of operations or cash flows. The Company is evaluating its reporting under this new statement and currently believes it will be separating its information into two segments. It is anticipated that the segments will be Residential Long Distance Customer Acquisition Services and Club 900 and Enhanced Services.

7.  LITIGATION

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

     On September 18, 1998, the District Court ordered that the three actions be consolidated, appointed a group of lead plaintiffs in the consolidated actions, approved the lead plaintiffs' selection of counsel for the purported class in the consolidated actions, and directed the lead plaintiffs to file a consolidated complaint. The consolidated and amended class action complaint ("Consolidated Complaint") which has been filed asserts the same legal claims based on essentially the same factual allegations as did the Complaints. On February 19, 1999, the Company and the Individual Defendants filed a motion to dismiss the Consolidated Complaint. Plaintiffs have filed papers in opposition to the motion to dismiss and the Company and the

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES individual defendants have filed reply papers in further support of the motion. The District Court has not yet ruled on the motion to dismiss. The Company believes that the allegations in the Complaints are without merit, and intends to vigorously defend the consolidated actions. The Company is unable at this time to assess the outcome of the Consolidated Complaint or the materiality of the risk of loss in connection therewith, given the preliminary stage of the Consolidated Complaint and the fact that the Consolidated Complaint does not allege damages with specificity.

     An action was brought by Paramount Advertiser Services on August 13, 1998 against Access Resource Services, Inc. ("Access") and Quintel Media Management, a subsidiary of the Company. The action alleges breach of a contract to purchase advertising time as well as breach of a settlement agreement resolving earlier disputes, and alleges resulting damages of approximately $3,300,000. In a settlement agreement dated June 30, 1999, all parties agreed to resolve the action in the amount of $2,300,000, payable by Access, of which, as of June 30, 1999, $1,850,000 has been paid. Access is required to make three additional payments of $150,000 on August 2, 1999, August 31, 1999 and September 30, 1999. In the event Access defaults on the remaining payments, Paramount could pursue a claim against the Company for such accounts.

     A counterclaim action was brought against the Company by a supplier of cellular phones alleging damages of $1,030,000 relating to a cancelled purchase order. The Company had previously commenced an action against the supplier seeking to recover approximately $480,000 from such supplier alleging breach of the contract. The Company intends to pursue its claim against the supplier and believes the counterclaim is without merit. Due to the early stage of the matters, it is not possible to determine the amount of liability, if any, that may result and exceed amounts recoverable under the guarantee.

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

     The following is a discussion of the financial condition and results of operations of the Company for the three and six month periods ended May 31, 1999 and May 31, 1998. It should be read in conjunction with the interim consolidated financial statements of the Company, the Notes thereto and other financial information included elsewhere in this report.

RESULTS OF OPERATIONS

  Three Months Ended May 31, 1999 and May 31, 1998

     Net Revenue for the three months ended May 31, 1999 was $10,423,942, a decrease of $10,836,046 or 51%, as compared to $21,259,988, for the three months ended May 31, 1998. The decrease was attributable to decreases in net revenues from the Company's "900" entertainment services of $5,726,050, or 100%, decreases in net revenues from the Company's Club 900 products of $4,332,115, or 92%, decreases in the net revenues from enhanced voice mail networks and other enhanced services ("enhanced services") of $5,017,180, or 94%, and decreases in other products and services of $1,588,388, or 93%. Such net revenue decreases were partially offset by increases in net revenues from the Company's residential long distance customer acquisition services of $5,827,691. See
"-- Residential Long Distance Customer Acquisition Services". See "-- Prior Year Special Charge" for a detailed discussion of the decrease in net revenues from "900" entertainment services and Club 900 products. See "-- Service Bureau and Local Exchange Carriers" for a detailed discussion of the decrease in net revenues from enhanced services. The decrease in other products and services was principally attributable to the Company's discontinuance of its cellular phone activities during the fourth quarter of the fiscal year ended November 30, 1998.

     For the three months ended May 31, 1999, "900" entertainment services, enhanced services, residential long distance customer acquisition services, Club 900 product memberships, and other products and services approximated 0%, 4%, 92%, 3%, and 1% of net revenues, respectively. For the three months ended May 31, 1998, "900" entertainment services, enhanced services, residential long distance customer acquisition services, Club 900 product memberships and other products and services, principally cellular phone activities, approximated 27%, 22%, 18%, 23% and 10% of net revenues, respectively.

     The provisions for chargebacks, recorded as a direct reduction to revenues, for the three months ended May 31, 1999 were $4,766,774, a decrease of $11,274,540, or 70%, as compared to $16,041,314 for the three months ended May 31, 1998. The decrease is primarily attributable to a decrease in chargebacks from the Company's "900" entertainment pay per call services of $10,840,588, or 100%, when compared to the prior comparable period. This decrease in chargebacks resulted from the Company's reduction in the marketing of its "900" entertainment services. See "-- Prior Year Special Charge". Chargebacks on the Company's enhanced services decreased by $175,049, or 5% when compared to the prior comparable period. Such decrease was the result of an increased chargeback rate applied to decreased gross sales recorded in the three months ended May 31, 1999, as compared to the three months ended May 31, 1998. The Company's enhanced services' actual chargeback rate experience increased during the three months ended May 31, 1999 (91% of related gross revenues) when compared to the three months ended May 31, 1998 (39% of related gross revenues), as a result of the significant increases in customer service refunds and credits (chargebacks) being issued by the Local Exchange Carriers. See "-- Service Bureau and Local Exchange Carriers".

     The impact of certain items on the operations of the Company, namely, cost of revenues, chargebacks and marketing expenses, can be better understood in relation to gross revenues, as opposed to net revenues. Accordingly, such information is provided in the paragraphs that follow.

     During the three months ended May 31, 1999, gross revenues from enhanced services and Club 900 product memberships were $3,629,954 and $1,803,782, respectively, as compared to $8,822,183 and $6,130,766, respectively, for the three months ended May 31, 1998. The chargebacks recognized during the three months ended May 31, 1999 for the Company's enhanced services and Club 900 product memberships were $3,285,916 (91% of related revenues) and $1,451,687 (80% of related revenues), respectively, as compared to $3,460,965 (39% of related revenues) and $ 1,446,555 (24% of related revenues), respectively, for the three months ended May 31, 1998. The Company did not incur cellular phone related chargeback activity during the three months ended May 31, 1999 due to the discontinuance of such activities in the prior fiscal year. During the three months ended May 31, 1998, the Company's combined prepaid and conventional cellular phone activity chargebacks approximated $505,000, representing a chargeback rate of 26% of the respective activities' gross revenues of approximately $1,968,000 recorded during such period. The Company's residential long distance customer acquisition service revenues are not encumbered by chargebacks.

     Cost of sales for the three months ended May 31, 1999 was $6,367,636, a decrease of $13,512,177, or 68%, as compared to $19,879,813 for the three months ended May 31, 1998. The decrease is directly attributable to reductions in service bureau fees related to the decrease in the Company's "900" entertainment services and decreases in advertising costs expended in procuring such revenues. The service bureau fees, including the cost of "psychic operators", related to the "900" entertainment services were approximately $1,407,000 and $5,758,000 for the three months ended May 31, 1999 and 1998, respectively, a decrease of approximately $4,531,000, or 76%. Such decrease accounted for approximately 32% of the total decrease in cost of revenues in the three-month period ended May 31, 1999, as compared to the prior fiscal year's comparable period. Approximately $4,096,000 of the decrease in cost of sales was attributable to the Company's implementation, during the third quarter of the prior fiscal year, of its strategy to reposition the marketing emphasis of the "900" entertainment services in response to decreasing margins, increased marketing costs and increased chargebacks. See "-- Prior Year Special Charge." The "900" entertainment services are now used in conjunction with the marketing of the Company's other products and services (as opposed to an independent revenue source). In accordance with this repositioning, any amounts received by the Company in providing "900" entertainment services, net of estimated chargebacks, are reflected as a reduction to the cost of revenues of the Company's other products and services. Accordingly, during the three months ended May 31, 1999, gross "900" entertainment billing of approximately $5,056,000, net of estimated chargebacks of $960,000, were offset to cost of revenues for the reduction of approximately $4,096,000, as referenced above. The cost of sales in the three months ended May 31, 1998 did not have a comparable reduction. Additional decreases in the cost of revenues were recognized from the discontinuance of the Company's cellular phone activities and decreases in costs associated with the marketing and billing of enhanced services. The amount of such marketing and service bureau cost reductions approximated $2,175,000 and $2,765,000, respectively, when compared with the three months ended May 31, 1998. The foregoing decreases to cost of revenues were offset by increases in marketing costs related to the Company's increased emphasis in promoting its residential long distance customer acquisition services. Marketing costs associated therewith approximated $6,435,000 during the three months ended May 31, 1999, as compared to approximately $3,562,000 during the three months ended May 31, 1998.

     Cost of sales as a percentage of gross revenues decreased to approximately 42% for the three months ended May 31, 1999 from approximately 53% for the three months ended May 31, 1998. This decrease is specifically attributable to the Company's reduced emphasis during the quarter ended May 31, 1999 on the marketing of its long distance customer acquisition services, which accounted for approximately 93% of net revenues in such quarter. The acquisition costs incurred in acquiring a long distance customer, compared with the commission paid to the Company for each acquired customer had previously resulted in the Company realizing a small gross profit margin (and in some cases a gross loss), for each customer acquired. This had resulted in increases to the cost of revenues as a percentage of gross revenues for the two prior quarters ended

November 30, 1998 and February 28, 1999. In the quarter ended May 31, 1999, however, the Company began to realize increased revenues earned under the Company's revenue sharing agreement with Qwest (See "-- Residential Long Distance Customer Acquisition Services"), which calls for the Company to participate in the long distance usage revenues for all acquired customers during their term as a long distance customer of Qwest. This revenue sharing agreement provides for participation in usage revenues at rates ranging from approximately 3.7% to 12.9%, net of a fixed bad debt withholding rate, currently set at 8%. The Company has realized approximately $3,100,000 of such usage-based revenue in the three months ended May 31, 1999, or 30% of net revenues, compared to approximately $87,000, or less than 1%, during the three months ended May 31, 1998. The Company expects the aforementioned revenues (which are not encumbered by marketing or service costs) to continue through year end, allowing the Company to recapture any front-end customer acquisition losses realized in prior quarters and to generate profits in all future periods that the acquired individuals remain customers of Qwest. See "Forward Looking Information".

     The Company's total gross revenues for the three months ended May 31, 1999 were approximately $15,192,000, with marketing costs of approximately $4,336,000, or 29% of such gross revenues. Gross revenues for the three months ended May 31, 1998 were approximately $37,301,000, with marketing costs of approximately $11,230,000, or 30% of such gross revenues. The slight decrease in the percentage relationship of marketing costs to gross revenues was the result of decreased "900" entertainment service marketing expenditures offset by increased long distance customer acquisition marketing expenditures during the three months ended May 31, 1999 when compared to the comparable prior period. The remaining significant component of the cost of revenue is service bureau fees. For the three months ended May 31, 1999 and 1998, such service bureau fees were approximately $2,702,000 and $9,168,000, respectively. This decrease of approximately $6,466,000, or 71%, was primarily attributable to the Company's decrease in "900" entertainment services revenues and its corresponding reduction in service bureau usage. This decrease was also a function of decreased service bureau fees relating to the Company's decrease in gross revenue activity from enhanced services and Club 900 memberships.

     Selling, general and administrative expenses for the three months ended May 31, 1999 were $3,149,906, a decrease of $734,614, or 19%, as compared to
$3,884,520 for the three months ended May 31, 1998. The reduction is primarily attributable to a decrease in amortization expense of approximately $479,000, pursuant to an impairment write-off of goodwill during the fiscal year ended November 30, 1998. See "-- Prior Year Special Charge". Additionally, the decrease resulted from net reductions in personnel costs of approximately $395,000.

     Other income for the three months ended May 31, 1999 consisted of interest income of approximately $305,000, offset by write-downs of joint venture investments of approximately $283,000. For the three months ended May 31, 1999, other income, net was $21,998, a decrease of $534,116, or 96%, as compared to $556,114 for the three months ended May 31, 1998. The decrease is attributable to decreased interest earnings on the Company's marketable securities, which consist primarily of direct U.S. government obligations, and decreases in interest earned on funds held in reserve for future chargebacks by the Company's primary "900" entertainment service bureau, further offset by joint venture investment write-downs. See "-- Liquidity and Capital Resources".

     The Company's provision for income taxes is the result of the combination of federal statutory rates and required state statutory rates applied to pre-tax income. This combined effective rate was 40% for the three months ended May 31, 1999.

     Six Months Ended May 31, 1999 and May 31, 1998

     Net Revenue for the six months ended May 31, 1999 was $30,229,543, a decrease of $27,666,046, or 48%, as compared to $57,895,589, for the six months ended May 31, 1998. The decrease was attributable to decreases in net revenues from the Company's "900" entertainment services of $24,058,363, or 100%, decreases in net revenues from the Company's Club 900 products of $7,128,757, or 77%, decreases in net revenues from enhanced voice mail networks and other enhanced services ("enhanced services") of $8,991,292, or 72%, and decreases in other products and services of $3,081,002, or 96%. Such net revenue decreases were partially offset by increases in net revenues from the Company's residential long distance customer acquisition services of $15,593,371. See
"-- Residential Long Distance Customer Acquisition Services". See "-- Prior Year Special Charge" for a detailed discussion of the decrease in net revenues from "900" entertainment services and Club 900 products. See "-- Service Bureau and Local Exchange Carriers" for a detailed discussion of the decrease in net revenues from enhanced services. The decrease in other products and services was principally attributable to the Company's discontinuance of its cellular phone activities during the fourth quarter of the fiscal year ended November 30, 1998.

     For the six months ended May 31, 1999, "900" entertainment services, enhanced services, residential long distance customer acquisition services, Club 900 product memberships, and cellular phone activities and other products and services approximated 0%, 11%, 81%, 7%, and 1% of net revenues, respectively. For the six months ended May 31, 1998, "900" entertainment services, enhanced services, residential long distance customer acquisition services, Club 900 product memberships and cellular phone activities and other products and services approximated 42%, 21%, 15%, 16% and 6% of net revenues, respectively.

     The provisions for chargebacks, recorded as a direct reduction to revenues, for the six months ended May 31, 1999 were $9,399,436, a decrease of $31,532,518, or 77%, as compared to $40,931,954 for the six months ended May 31, 1998. The decrease is primarily attributable to a decrease in chargebacks from the Company's "900" entertainment pay per call services of $25,741,779, or 100%, when compared to the prior comparable period. This decrease in chargebacks resulted from the Company's reduction in the marketing of its "900" entertainment services. See -- "Prior Year Special Charge". Additionally, during the six months ended May 31, 1999, the Company's Club 900 product chargebacks decreased by $3,072,671, or 48%, when compared to the prior comparable period. Such decrease was the result of an increased chargeback rate applied to decrease gross sales recorded in the six months ended May 31, 1999. Chargebacks on the Company's enhanced services decreased by $1,865,626, or 24%, when compared to the prior comparable period. Such decrease was the result of an increased chargeback rate applied to decreased gross revenues recorded in the six months ended May 31, 1999, as compared to the six months ended May 31, 1998. The Company's enhanced services' actual chargeback rate experience increased during the six months ended May 31, 1999 (64% of related gross revenues) when compared to the six months ended May 31, 1998 (39% of related gross revenues), as a result of the significant increases in customer service refunds and credits (chargebacks) being issued by the Local Exchange Carriers. See "-- Service Bureau and Local Exchange Carriers".

     The impact of certain items on the operations of the Company, namely, cost of sales, chargebacks and marketing expenses, can be better understood in relation to gross revenues, as opposed to net revenues. Accordingly, such information is provided in the paragraphs that follow.

     During the six months ended May 31, 1999, gross revenues from enhanced services and Club 900 product memberships were $9,464,051 and $5,484,717, respectively, as compared to $20,320,969 and $15,686,147, respectively, for the six months ended May 31, 1998. The chargeback allowances recognized during the six months ended May 31, 1999 for the Company's enhanced services and Club 900 product memberships were $6,014,051 (64% of related revenues) and $3,356,081 (62% of related revenues), respectively, as compared to $7,879,731 (39% of related revenues) and $6,428,752 (41% of related revenues), respectively, for the six months ended May 31, 1998. The Company did not incur cellular phone related chargeback activity during the six months ended May 31, 1999 due to the discontinuance of such activities in the prior fiscal year. During the six months ended May 31, 1998, the Company's combined prepaid and conventional cellular phone activity chargebacks approximated $505,000, representing 25% of the respective activities' gross revenues of approximately $1,968,000 recorded during such period. The Company's residential long distance customer acquisition service revenues are not encumbered by chargebacks.

     Cost of sales for the six months ended May 31, 1999 was $23,121,007, a decrease of $22,895,380, or 50%, as compared to $46,016,387 for the six months ended May 31, 1998. The decrease is directly attributable to reductions in service bureau fees related to the decrease in the Company's "900" entertainment services and decreases in advertising costs expended in procuring such revenues. The service bureau fees, including the cost of "psychic operators", related to the "900" entertainment services were approximately $3,952,000 and

$15,375,000 for the six months ended May 31, 1999 and 1998, respectively, a decrease of approximately $11,432,000, or 74%. Such decrease accounted for approximately 50% of the total decrease in cost of revenues in the six month period ended May 31, 1999, as compared to the prior fiscal period. Approximately $8,479,000 of the decrease in cost of revenues was attributable to the Company's implementation, during the third quarter of the prior fiscal year, of its strategy to reposition the marketing emphasis of the "900" entertainment services, in response to decreasing margins, increased marketing costs and increased chargebacks. See "-- Prior Year Special Charge." The "900" entertainment services are now used in conjunction with the marketing of the Company's other products and services (as opposed to an independent revenue source). As a result of this repositioning, any amounts received by the Company in providing "900" entertainment services, net of estimated chargebacks, are reflected as a reduction to the cost of revenues of the Company's other products and services. Accordingly, during the six months ended May 31, 1999, gross "900" entertainment billings of approximately $11,723,000, net of estimated chargebacks of $3,244,000, were offset to cost of revenues for the reduction of approximately $8,479,000, as referenced above. The cost of revenues in the six months ended May 31, 1998 did not have a comparable reduction. Additional decreases in the cost of revenues were recognized from the discontinuance of the Company's cellular phone activities, as well as decreased marketing and billing costs associated with enhanced services. The amount of such marketing and service bureau cost reductions approximated $4,102,000 and $5,665,000, respectively, when compared with the six months ended May 31, 1998. The foregoing decreases to cost of sales were offset by increases in marketing costs related to the Company's increased emphasis in promoting its residential long distance customer acquisition services. Marketing costs associated therewith approximated $19,055,000 during the six months ended May 31, 1999, as compared to approximately $7,272,000 during the six months ended May 31, 1998.

     Cost of sales as a percentage of gross revenues increased to approximately 58% for the six months ended May 31, 1999 from approximately 47% for the six months ended May 31, 1998. This increase is specifically attributable to the Company's increased emphasis, during the quarter ended February 28, 1999, on the marketing of its long distance customer acquisition services. For the six months ended May 31, 1999, such revenues were $24,523,000, which accounted for approximately 81% of net revenues in such six month period. The acquisition costs incurred in acquiring a long distance customer, compared with the commission paid to the Company for each acquired customer, resulted in the Company realizing a small gross profit margin (and in some cases a gross loss), for each customer acquired. This resulted in the increase in the cost of revenues as a percentage of gross revenues for the six months ended May 31, 1999. The Company expects the aforementioned front end customer acquisition outcomes will be offset in future periods by revenues earned under the Company's revenue sharing agreement with Qwest (See -- "Residential Long Distance Customer Acquisition Services"), which calls for the Company to participate in the long distance usage revenues for all acquired customers during their term as a long distance customer of Qwest. This revenue sharing agreement provides for participation in usage revenues at rates ranging from approximately 3.7% to 12.9%, net of a fixed bad debt withholding rate, currently set at 8%. The Company expects the aforementioned revenues (which are not encumbered by marketing and service costs) to allow the Company to recapture its front-end customer acquisition costs and to generate profits in all future periods that the acquired individuals remain customers of Qwest. During the six months ended May 31, 1999, such usage revenues were approximately $5,116,000, compared to $87,000 earned in the six months ended May 31, 1998. See "Forward Looking Information".

     The Company's total gross revenues for the six months ended May 31, 1999 were approximately $39,628,979, with marketing costs of approximately $17,518,000, or 44% of such gross revenues. Gross revenues for the six months ended May 31, 1998 were approximately $98,827,543, with marketing costs of approximately $22,952,000, or 23% of such gross revenues. The increased percentage relationship of marketing costs to gross revenues was directly attributable to the concentration of long distance customer acquisition revenues recorded during the quarter ended February 28, 1999 when compared to the comparable prior period. Such long distance customer acquisition net revenues represented 81% and 15%, respectively, of the net revenues for the six month periods ended May 31, 1999 and 1998. The net revenues from the long distance customer acquisition activities yield a near breakeven gross profit at the time of acquisition, as a result of the initial high cost of revenue for this service. The aforementioned front-end acquisition costs are expected to be mitigated over time, through the realization of future revenues earned under the usage/revenue sharing agreements attached to such programs. See "-- Residential Long Distance Customer Acquisition Services".

The remaining significant component of the cost of sales is service bureau fees. For the six months ended May 31, 1999 and 1998, such service bureau fees were approximately $6,082,000 and $20,079,000, respectively. This decrease of approximately $13,997,000, or 70%, was primarily attributable to the Company's decrease in "900" entertainment services revenues and its corresponding reduction in service bureau usage. This decrease was also a function of decreased service bureau fees relating to the Company's decrease in gross revenue activity from enhanced services and Club 900 memberships.

     Selling, general and administrative expenses for the six months ended May 31, 1999 were $6,138,959, a decrease of $2,721,174, or 31%, as compared to
$8,860,133 for the six months ended May 31, 1998. The reduction is primarily attributable to a decrease in amortization expense of approximately $969,000, resulting from an impairment write-off of goodwill during the fiscal year ended November 30, 1998. See "-- Prior Year Special Charge". Additionally, the decrease resulted from net reductions in officers' compensation of approximately $228,000 and reductions in personnel costs of approximately $738,000.

     Other income, net, for the six months ended May 31, 1998 consisted primarily of interest income. For the six months ended May 31, 1999, other income was $631,239, a decrease of $579,214, or 48%, as compared to $1,210,453 for the six months ended May 31, 1998. The decrease is attributable to write downs of joint venture investments of approximately $283,000 and decreased interest earnings on the Company's marketable securities, which consist primarily of direct U.S. government obligations, and decreases in interest earned on funds held in reserve for future chargebacks by the Company's primary "900" entertainment service bureau. See "-- Liquidity and Capital Resources".

     The Company's provision for income taxes is the result of the combination of federal statutory rates and required state statutory rates applied to pre-tax income. This combined effective rate was 40% for the six months ended May 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 1999, the Company had cash of $1,569,010, reflecting a reduction of approximately $554,620 during the six month period ended May 31, 1999.

     During the six months ended May 31, 1999, net cash provided by operating activities was $5,733,299, primarily resulting from collections on trade accounts receivable of approximately $14,900,000 offset by payments on accrued chargeback liabilities and trade payables, which combined approximated $9,400,000.

     The $4,220,549 in net cash used in investing activities resulted from marketable security purchases exceeding cash generated on marketable securities, which matured during the six months ended May 31, 1999. During the six months ended May 31, 1999, the Company had not made any purchases of property, plant or equipment.

     Of the $2,067,370 of cash used in investing activities, $301,870 was expended for the repurchase of common stock and $1,765,000 was held in escrow at May 31, 1999 for the repurchase of 1,300,000 shares of common stock at $1.35 per share, such transaction being completed on June 4, 1999.

     During the prior two fiscal years, the Company had begun to recognize substantial increases in chargebacks experienced on its "900" entertainment service revenues. As a result, two of the Company's service providers instituted a cash reserve policy. Under this cash reserve policy, the service providers withhold cash flows from carrier collections in amounts that approximate the Company's future expected chargebacks, as they relate to each service provider. As of May 31, 1999, the reserves withheld approximated $7,474,000 and are included in the Company's accounts receivable. Historically, the Company has financed its working capital requirements principally through cash flow from operations and receivables financing. Although the Company is not currently dependent on cash flow from receivables financing, credit lines for this purpose are being maintained and the Company may avail itself of such financing in the future. See "Forward Looking Information".

     The Company's primary cash requirements have been to fund the cost of advertising and promotion. Additional funds may be used in the purchasing of equipment and services in connection with the commencement of new business lines and further development of businesses currently being test marketed. The Company currently has no other plans or material commitments for capital expenditures or significant working capital demands. Under currently proposed operating plans and assumptions (including the substantial costs associated with the Company's advertising and marketing activities), management believes that projected cash flows from operations, recoverable income taxes from the carryback of the fiscal 1998 net operating loss and available cash resources, including an available financing arrangement with a service bureau, will be sufficient to satisfy the Company's anticipated cash requirements for at least the next twelve months. The Company does not have any long-term obligations and does not intend to incur any such obligations in the future. As the Company seeks to diversify with new telecommunication products and services, the Company may use existing cash reserves, long-term financing, or other means to finance such diversification. See "Forward Looking Information".

CONSUMMATION OF TRANSACTIONS IMPACTING FUTURE FISCAL PERIODS

     On June 4, 1999, the Company entered into an agreement (the "900 Agreement") with Access Resource Services, Inc. ("ARS"), pursuant to which the Company agreed to refrain until January 17, 2001 from conducting, marketing, advertising or promoting certain "stand alone" 900 Pay-Per-Call Psychic Services described in the 900 Agreement (the "900 Psychic Services") directly or indirectly through any affiliate. In addition, the Company agreed to cease the conduct of the media buying operation which it conducted under the name "Quintel Media" and ARS agreed to assume responsibility for the "Quintel Media" employees and for the lease of the premises used by "Quintel Media" in Fort Lauderdale, Florida, and to acquire the computer equipment and other furniture, fixtures and leasehold improvements used by "Quintel Media" at such premises. The 900 Agreement does not prohibit the Company from offering psychic and psychic-related services, provided such services are (a) not billed to the consumer as a "900" telephone billing record or (b) offered as a free premium with or adjunct to the marketing or offering of other products and services.

     In consideration for the Company's agreement to suspend the offering of the 900 Psychic Services (and for the other covenants made and obligations undertaken by the Company under the 900 Agreement), ARS and any of its affiliates offering 900 Pay-Per-Call Psychic Services agreed to pay to the Company certain royalty fees for each billable minute generated by 900 Pay-Per-Call Psychic Services on ARS' (or any of its affiliates') 900 numbers and on ARS' (or any of its affiliates') billings to membership clubs from and after the consummation of the transactions contemplated by the 900 Agreement and until January 17, 2001, all as more fully described in the 900 Agreement.

     The 900 Agreement was not consummated until the third quarter of the fiscal year ending November 30, 1999. Accordingly, such 900 Agreement has no impact upon the Company's earnings presented in this Report. Nevertheless, earnings of the Company, as well as the cost of revenues associated therewith, for all future periods will be significantly impacted as a result of the consummation of the 900 Agreement, as the Company will no longer be conducting, marketing, advertising or promoting the 900 Psychic Services, but will be receiving royalty fees for the ongoing usage of such 900 Psychic Services that the Company did not receive in prior periods. See "Forward Look Information."

PRIOR YEAR SPECIAL CHARGE

     During the fiscal year ended November 30, 1998, the Company experienced decreasing margins on its "900" entertainment services, attributable to significant increases in marketing expenditures related thereto and customer chargebacks. As a result, these services were not providing positive operating results and cash flow. Consequently, during the quarter ended August 31, 1998, the Company discontinued marketing such services as an independent revenue source and began using them in conjunction with marketing the Company's other products and services, including its residential distributor program agreement with Qwest. See "-- Residential Long Distance Customer Acquisition Services." Accordingly, as required by Statement of Financial Standards No. 121 ("FAS 121"), the Company reviewed long-lived assets, including goodwill, for impairment. The Company evaluated the recoverability of its long-lived assets by measuring the carrying amount of the assets against projected undiscounted future cash flows associated with them. The Company determined the "900" entertainment services could not be disposed of and there was no predictable estimate of any future cash flows associated with any alternative uses. Accordingly, the Company concluded that the intangibles, primarily goodwill, associated with the Company's 1996 acquisition of the remaining 50% interest in New Lauderdale, were impaired. As such, a non-cash charge of approximately $18.5 million, which represented the remaining balance of the intangibles was recorded at May 31, 1998. This impairment is directly responsible for the decrease in gross revenues generated from the Company's "900" entertainment services of approximately $38,077,000, or 77%, when comparing gross revenues of approximately $49,800,000 recorded in the six months ended May 31, 1998, with gross revenues for the three months ended May 31, 1999, which are recorded as an offset to cost of revenues, of approximately $11,723,000. The aforementioned decrease in the marketing of the Company's "900" entertainment services is also partially responsible for the decrease in the Company's Club 900 revenues. Such Club 900 revenues are generated by soliciting a caller to subscribe to the Company's Club 900 product while such potential Club member is conducting a live psychic call as offered through the Company's "900" entertainment services. Therefore, with the reduction in the emphasis of marketing the "900" entertainment services as an independent revenue source, a corresponding effect was the reduction in potential callers available for solicitation of the Company's Club 900 product.

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

RESIDENTIAL LONG DISTANCE CUSTOMER ACQUISITION SERVICES

     During the fiscal year ended November 30, 1996, the Company entered into an agreement with AT&T Communications, Inc. ("AT&T"), whereby it marketed AT&T's long distance products. The Company terminated its strategic corporate partnership with AT&T during the first three months ended February 28, 1998. The termination resulted from modifications made by AT&T to its customer acquisition strategies which significantly reduced the Company's ability to successfully market under such strategic partnership. During the three months ended February 28, 1998, the Company recorded net revenues of approximately $4,980,000 from the AT&T strategic partnership. The Company concluded an agreement with the long distance carrier LCI International Telecom Corp., d/b/a Qwest Communications Services ("Qwest"), during the three months ended February 28, 1998. The Company currently provides marketing services to Qwest primarily through outbound telemarketing and broadcast media, directed at the acquisition of residential long distance customers for Qwest. In addition to commissions paid to the Company for its successful customer acquisitions on behalf of Qwest, the agreement also calls for the Company to participate in Qwest's net revenues earned from such customer's residential long distance usage. During the six months ended May 31, 1999, a total of $24,522,558 of net revenues was earned under such agreement with Qwest. Of this total, customer acquisition commissions accounted for $19,406,866, with the balance of $5,115,692 being attributable to usage revenues earned. During the six months ended May 31, 1998, the Company recorded customer acquisition commissions of $2,934,648 and usage revenues of $87,376, all of which was primarily earned in 1998's second quarter, as the first quarter of 1998 was the test marketing phase of the Qwest arrangement.

  The Year 2000 Problem

     At the time computer programs were first being written, two digits were used instead of four to define years on such programs. For example, the year "1998" was written within such computer programs as "98". As a result, at the onset of the new millennium, any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. This potential difficulty is commonly referred to as the "Y2K" Problem".

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

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On May 11, 1999, an action entitled Mystik Magik, LLC and Faith Groves v. The Psychic Reader's Network; Real Communications; Access Resource Services; Quintel Communications; Steve Feder; and DOES 1 through 50, inclusive, was commenced in Superior Court, Orange County, California.

     The claims in the complaint emanate from several agreements between the plaintiffs and Psychic Reader's Network, Inc. ("PRN"). According to the complaint the plaintiff Mystik Magik, LLC was an independent contractor which acted as a "book store" providing psychics for PRN's telephone psychic business. There are no specific allegations in the complaint relating to the Company. Rather, the plaintiffs allege generally that each of the defendants (including the Company) "was the agent and employee of the remaining defendants and were at all times acting within the purpose and scope of such agency and employment and with the consent and permission of the remaining defendants. As a result of this agency, each defendant is vicariously liable for the acts and/or omissions of each of the remaining defendants."

     The complaint seeks damages in an unspecified amount. However, on June 30, 1999 the plaintiffs served a document entitled "STATEMENT OF DAMAGES (Personal Injury or Wrongful Death)" in which it alleges a loss of business income ($200,000); Loss of future business earnings ($1,800,000); and a reservation of the right to seek $10,000,000 in punitive damages. The Company has been advised by its counsel in this matter that this Statement of Damages was not filed with the Court and is an improper form of statement to be used in this type of action.

     The Company believes the allegations in this complaint are without merit as against the Company, and the Company intends to defend itself vigorously in connection therewith. On July 9, 1999, the Company filed with the court a demurrer and, in the alternative, a motion to dismiss.

     All of the Company's entertainment services and advertisements are reviewed by the Company's regulatory counsel, and management believes that the Company is in substantial compliance with all material federal and state laws and regulations governing its provision of "800" and "900" number entertainment services, all of its billing and collection practices and the advertising of its services and has obtained or is in the process of obtaining all licenses and permits necessary to engage in telemarketing activities. Nevertheless, on or about September 30, 1998, the Company was notified by the Federal Trade Commission ("FTC") that the FTC was conducting an inquiry into the past and present marketing practices of the Company to determine if the Company was engaging in unfair or deceptive practices. In connection with such inquiry, the Company was requested to submit certain materials and information to the FTC relating to the operations of the Company from January 1, 1994 to the present. The Company has provided numerous documents to the FTC concerning its business practices. The Company has also received a subpoena to produce documents related to its marketing practices from the office of the Attorney General of the State of Kansas. On June 22, 1999, a response to such subpoena was submitted to the State of Kansas. To date, the Company has not been subject to any enforcement actions by any regulatory authority and management believes that the FTC and Kansas inquiries will not result in any enforcement actions or claims which would have a material adverse effect on the Company. However, in the event the Company is found to have failed to comply with applicable laws and regulations, the Company could be subject to civil remedies, including substantial fines, penalties and injunctions, as well as possible criminal sanctions, which would have a material adverse effect on the Company. See "Forward Looking Information."

     At the request of the Federal Communications Commission, a group of the largest Local Exchange Carriers (the "LECs") have developed a set of voluntary Best Practices Guidelines (the "Guidelines") with regard to the problem of "cramming" -- unauthorized, deceptive or ambiguous charges included on end-user customers' monthly local telephone bills. The cramming problem has increasingly been receiving a great deal of attention from federal and state legislators, regulatory agencies and law enforcement agencies throughout the country. The FTC has proposed regulations addressing cramming, and legislation is pending to combat the cramming problem, as well. The Guidelines, and regulations and legislation, if enacted, require that service providers obtain detailed and documented authorization from end users prior to billing for miscellaneous products or services. Advertising for products and services to be billed through a certain type of billing mechanism known as the "4250 billing mechanism" will need to be pre-approved by the LECs and clearing houses prior to their billing. Moreover, each LEC is in the process of revising its individual billing and collection agreements to implement the Guidelines and further restrict the types of services for which it will provide billing services. Consequently, the LECs will have broad discretionary powers to restrict services for which the Company may bill through the customer's telephone bill and assess administrative charges to service providers when a charge for a product or service not pre-approved by the LEC and/or authorized by the end user, is placed on the customer's bill. As the Company has employed the 4250 billing mechanism to bill for products and services, the Guidelines (and possible regulations and legislation) and LEC restrictions need to be taken into account in formulating the Company's business practices.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

EXHIBIT
NUMBER
-------
3.1.1     Articles of Incorporation of the Company, as amended(1)
3.1.2     Amendment to the Articles of Incorporation of the Company(2)
3.2       By-Laws of the Company(3)
27.1*     Financial Data Schedule

---------------
 *  Filed herewith.

(1) Filed as an Exhibit to the Company's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998, and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Registration Statement on Form S-1, dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.

     (b) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the second quarter of the fiscal year ending November 30, 1999.

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

                                          QUINTEL COMMUNICATIONS, INC.

                                          By: /s/ JEFFREY L. SCHWARTZ

                                            ------------------------------------
                                            Jeffrey L. Schwartz
                                            Chairman and CEO

Date: July 15, 1999

                                          By: /s/ DANIEL HARVEY

                                            ------------------------------------
                                            Daniel Harvey
                                            Chief Financial Officer
                                            (Principal Financial Officer)

Date: July 15, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
3.1.1     Articles of Incorporation of the Company, as amended(1)
3.1.2     Amendment to the Articles of Incorporation of the Company(2)
3.2       By-Laws of the Company(3)
27.1*     Financial Data Schedule

---------------
 *  Filed herewith.

(1) Filed as an Exhibit to the Company's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998, and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Registration Statement on Form S-1, dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.