Form 10-K/A
period 1998-11-30
QUINTEL COMMUNICATIONS INC
filed 1999-08-04
CIK 1000297

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          QUINTEL COMMUNICATIONS, INC.
            INDEX TO AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998
                   -------------------------------------------


                              ITEMS IN FORM 10-K/A
                              --------------------


                                                                                                                           Page
                                                                                                                           ----

Facing page

Part I
------

                  Item 1.           Business .............................................................................  None
                  Item 2.           Properties ...........................................................................  None
                  Item 3.           Legal Proceedings ....................................................................  None
                  Item 4.           Submission of Matters to Vote of Security Holders ....................................  None
Part II
-------
                  Item 5.           Market for the Registrant's Common Equity and Related
                                    Stockholder Matters ..................................................................  None
                  Item 6.           Selected Financial Data ..............................................................   1
                  Item 7.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations ..................................................  None
                  Item 7A.          Quantitative and Qualitative Disclosures About Market Risk ...........................  None
                  Item 8.           Financial Statements and Supplementary Data ..........................................   2
                  Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .............................................................  None
Part III
--------
                  Item 10.          Directors and Executive Officers of the Registrant ...................................  None
                  Item 11.          Executive Compensation ...............................................................  None
                  Item 12.          Security Ownership of Certain Beneficial Owners and
                                    Management ...........................................................................  None
                  Item 13.          Certain Relationships and Related Transactions .......................................  None
Part IV
-------
                  Item 14.          Exhibits, Financial Statement Schedules and Reports
                                    on Form 8-K ..........................................................................  None
Signatures


ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected historical financial data of the Company for each of the years in the five year period ended November 30, 1998. The year ended November 30, 1996 includes the results of operations of New Lauderdale, L.C. from its acquisition date of September 10, 1996. The financial data set forth should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company.

STATEMENT OF OPERATIONS DATA:

                                                                            YEAR ENDED NOVEMBER 30,
                                                 -----------------------------------------------------------------------------
                                                      1998            1997            1996            1995            1994
Net revenue                                      $ 94,690,251    $191,374,936   $  86,666,768   $  50,501,266   $   22,771,465
Costs of sales                                     80,037,115     149,821,363      64,661,256      36,732,610       17,521,985
Gross profit                                       14,653,136      41,553,573      22,005,512      13,768,656        5,249,480
Selling, general and administrative expenses       34,049,435      18,880,769      10,159,226       3,467,008        3,012,588
                                                 -------------   -------------  --------------  --------------  ---------------
(Loss) income from operations                     (19,396,299)     22,672,804      11,846,286      10,301,648        2,236,892
Interest expense                                    (186,218)        (80,763)       (473,289)       (334,318)        (759,211)
Other income, net                                   2,212,435       1,841,356         760,413         485,250
Equity in earnings of joint venture                                                 4,939,653       2,860,304
                                                 -------------   -------------  --------------  --------------  ---------------
(Loss) income before provision for income         (17,370,082)     24,433,397      17,073,063      13,312,884        1,477,681
     tax
(Benefit) provision for income taxes                (417,464)      10,069,616       4,898,633         220,335           54,842
                                                 -------------   -------------  --------------  --------------  ---------------
Net (loss) income                                $(16,952,618)   $ 14,363,781   $  12,174,430   $  13,092,549   $    1,422,839
                                                 =============   =============  ==============  ==============  ===============

Income before pro forma tax provision                                                           $  13,312,884   $    1,477,681
Pro forma income tax provision                                                                      5,633,116          835,144
                                                                                                --------------  ---------------
Pro forma net income                                                                            $   7,679,768   $      642,537
                                                                                                ==============  ===============
Basic net (loss) income per share                $     (1.00)    $        .77   $         .76
                                                 =============   =============  ==============
Diluted net (loss) income per share              $     (1.00)    $        .76   $         .76
                                                 =============   =============  ==============
Pro forma net income per share-basic                                                            $         .64   $          .05
                                                                                                ==============  ===============
Pro forma net income per share-diluted                                                          $         .64   $          .05
                                                                                                ==============  ===============

Common shares outstanding
    Basic                                          17,034,531      18,560,064      16,145,445      12,000,000       12,000,000
    Diluted                                        17,034,531      18,878,790      16,124,743      12,000,000       12,000,000

BALANCE SHEET DATA:

                                                 YEAR ENDED NOVEMBER 30,
                        --------------------------------------------------------------------
                            1998            1997          1996          1995         1994
Working capital         $35,538,243    $ 43,674,688   $25,423,442   $ 3,217,627   $  494,738
Total assets             64,413,144     115,998,775    79,029,547    16,969,956    3,976,881
Total liabilities        27,731,000      52,292,478    31,294,614    10,938,881    3,432,355
Stockholders' equity     36,682,144      63,706,297    47,734,933     6,031,075    5,445,634

         The Company hereby amends Item 8, Financial Statements and Supplementary Data, to its Annual Report on Form 10-K for the fiscal year ended November 30, 1998 to include certain information, primarily in the footnotes, in the financial statements included in such Form 10-K, inadvertently omitted from such original filing.


Item 8.                    Financial Statements and Supplementary Data.


         See Index to Financial Statements on Page F-1 of this Form 10-K/A.

QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                       PAGE

Report of Independent Accountants                                       F-1

Consolidated Balance Sheets as of November 30, 1998 and 1997            F-2

Consolidated Statements of Operations for the years ended
     November 30, 1998, 1997 and 1996                                   F-3

Consolidated Statements of Shareholders' Equity for the years
     ended November 30, 1998, 1997 and 1996                             F-4

Consolidated Statements of Cash Flows for the years ended
     November 30, 1998, 1997 and 1996                                F-5 - F-6

Notes to Consolidated Financial Statements                           F-7 - F-22

Schedule II - Valuation and Qualifying Accounts and Reserves            S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Quintel Communications, Inc.:



In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) on page 31 present fairly, in all material respects, the financial position of Quintel Communications, Inc. and Subsidiaries (the "Company,") previously known as Quintel Entertainment, Inc. at November 30, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the years in the three year period ended November 30, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                       PricewaterhouseCoopers LLP



Melville, New York
March 10, 1999

QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
as of November 30, 1998 and 1997



                                        ASSETS:                                 1998               1997
Current assets:
     Cash and cash equivalents                                              $   2,123,630     $  10,063,717
     Marketable securities                                                     15,019,233        24,730,706
     Accounts receivable, trade                                                31,230,579        46,310,960
     Deferred income taxes                                                     11,990,442        10,021,057
     Due from related parties                                                     754,089           237,485
     Prepaid expenses and other current assets                                  2,151,270         4,096,452
                                                                            -------------     -------------
          Total current assets                                                 63,269,243        95,460,377

Property and equipment, at cost, net of accumulated depreciation                1,143,901         1,041,790
Intangible assets, net                                                                           19,496,608
                                                                            -------------     -------------
          Total assets                                                      $  64,413,144     $ 115,998,775
                                                                            =============     =============
                                      LIABILITIES:
Current liabilities:
     Accounts payable                                                       $   4,453,663     $   4,653,862
     Accrued expenses                                                           6,897,246         7,956,308
     Reserve for customer chargebacks                                          15,494,138        38,196,114
     Due to related parties                                                       140,756           979,405
     Income taxes payable                                                         745,197
                                                                            -------------     -------------
          Total current liabilities                                            27,731,000        51,785,689

Deferred income taxes                                                                               506,789
                                                                            -------------     -------------
          Total liabilities                                                    27,731,000        52,292,478
                                                                            -------------     -------------

Commitments and contingencies (Note 7)

                                 SHAREHOLDERS' EQUITY:

Preferred stock - $.001 par value; 1,000,000 shares authorized;
     none issued and outstanding
Common stock - $.001 par value; authorized 50,000,000 shares; issued and
     outstanding 16,679,746 shares and 18,649,347 shares, respectively             16,679            18,649
Additional paid-in capital                                                     38,955,275        39,027,700
Retained earnings (deficit)                                                      (379,292)       24,663,931
Unrealized loss on marketable securities                                          (10,488)           (3,983)
Common stock held in Treasury, at cost, 773,066 shares                         (1,900,030)
                                                                            -------------     -------------
          Total shareholders' equity                                           36,682,144        63,706,297
                                                                            -------------     -------------
          Total liabilities and shareholders' equity                        $  64,413,144     $ 115,998,775
                                                                            =============     =============


See accompanying notes to consolidated financial statements.

QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended November 30, 1998, 1997 and 1996

                                                               1998              1997              1996
Net revenue                                               $  94,690,251     $ 191,374,936     $  86,666,768
Cost of sales                                                80,037,115       149,821,363        64,661,256
                                                          -------------     -------------     -------------
       Gross profit                                          14,653,136        41,553,573        22,005,512

Selling, general and administrative expenses                 14,356,892        18,880,769        10,159,226
Special charges                                              19,692,543
                                                          -------------     -------------     -------------
       (Loss) income from operations                        (19,396,299)       22,672,804        11,846,286

Interest expense                                               (186,218)          (80,763)         (473,289)
Other income, primarily interest                              2,212,435         1,841,356           760,413
Equity in earnings of joint venture                                                               4,939,653
                                                          -------------     -------------     -------------
       (Loss) income before provision for income taxes      (17,370,082)       24,433,397        17,073,063

(Benefit) provision for income taxes                           (417,464)       10,069,616         4,898,633
                                                          -------------     -------------     -------------

       Net (loss) income                                  $ (16,952,618)       14,363,781     $  12,174,430
                                                          =============     =============     =============

Basic (loss) income per share:
    Net (loss) income                                     $       (1.00)    $         .77     $         .76
                                                          -------------     -------------     -------------
    Weighted average shares outstanding                      17,034,531        18,560,064        15,918,881
                                                          =============     =============     =============

Diluted (loss) income per share
    Net (loss) income                                     $       (1.00)    $         .76     $         .76
                                                          -------------     -------------     -------------
    Weighted average shares outstanding                      17,034,531        18,878,790        16,124,743
                                                          =============     =============     =============


See accompanying notes to consolidated financial statements.

QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended November 30, 1998, 1997 and 1996


                                                             COMMON STOCK           ADDITIONAL       RETAINED
                                                        -----------------------      PAID-IN         EARNINGS
                                                          SHARES        AMOUNT       CAPITAL         (DEFICIT)
                                                        ----------    ---------    ------------     -----------
Balance, November 30, 1995                              12,000,000    $  12,000    $    441,258     $ 5,597,817
Collections on subscriptions receivable
Distributions to S corporation shareholders                                                          (6,897,097)
Common stock issued:
    Common stock offering                                3,225,000        3,225      13,398,850
    Common stock issued in connection
       with acquisition                                  3,200,000        3,200      22,796,800
    Stock option exercises                                  27,368           27         136,812
Tax benefit from exercise of stock options                                               57,330
Contributed capital                                                                     575,000        (575,000)
Unrealized gains on available for sale  securities
Net income for the year                                                                              12,174,430
                                                        ----------    ---------    ------------     -----------

Balance, November 30, 1996                              18,452,368       18,452      37,406,050      10,300,150

Common stock issued:
    Stock option exercises                                 152,797          153         837,597
    Warrant exercises                                       44,182           44         364,458
Tax benefit from exercise of stock options                                              419,595
Unrealized (losses) on available for sale securities
Net income for the year                                                                              14,363,781
                                                        ----------    ---------    ------------     -----------

Balance, November 30, 1997                              18,649,347       18,649      39,027,700      24,663,931

Unrealized (losses) on available for sale securities

Purchase of common stock, held in treasury, at cost

Retirement of stock held in treasury                    (1,969,601)      (1,970)        (72,425)     (8,090,605)
Net (loss) for the year                                                                             (16,952,618)
                                                        ----------    ---------    ------------     -----------

Balance, November 30, 1998                              16,679,746    $  16,679    $ 38,955,275     $  (379,292)
                                                        ==========    =========    ============     ===========

                                                                                         UNREALIZED
                                                              TREASURY STOCK           GAINS (LOSSES)                      TOTAL
                                                      -------------------------------  ON MARKETABLE   SUBSCRIPTIONS   SHAREHOLDERS'
                                                         SHARES           AMOUNT        SECURITIES      RECEIVABLE        EQUITY
                                                      ------------   ---------------  --------------  -------------    ------------
Balance, November 30, 1995                                                                             $    (20,000)   $  6,031,075
Collections on subscriptions receivable                                                                      20,000          20,000
Distributions to S corporation shareholders                                                                              (6,897,097)
Common stock issued:
    Common stock offering                                                                                                13,402,075
    Common stock issued in connection
       with acquisition                                                                                                  22,800,000
    Stock option exercises                                                                                                  136,839
Tax benefit from exercise of stock options                                                                                   57,330
Contributed capital
Unrealized gains on available for sale  securities                                       $ 10,281                            10,281
Net income for the year                                                                                                  12,174,430
                                                      ------------   ---------------     --------      ------------    ------------

Balance, November 30, 1996                                                                 10,281                 -      47,734,933

Common stock issued:
    Stock option exercises                                                                                                  837,750
    Warrant exercises                                                                                                       364,502
Tax benefit from exercise of stock options                                                                                  419,595
Unrealized (losses) on available for sale securities                                      (14,264)                          (14,264)
Net income for the year                                                                                                  14,363,781
                                                      ------------   ---------------     --------      ------------    ------------

Balance, November 30, 1997                                                                 (3,983)                -      63,706,297

Unrealized (losses) on available for sale securities                                       (6,505)                           (6,505)

Purchase of common stock, held in treasury, at cost      2,742,667   $(10,065,030)                                      (10,065,030)

Retirement of stock held in treasury                    (1,969,601)     8,165,000
Net (loss) for the year                                                                                                 (16,952,618)
                                                      ------------   ---------------     --------      ------------    ------------

Balance, November 30, 1998                                 773,066   $ (1,900,030)       $(10,488)     $      -        $ 36,682,144
                                                      ============   ===============     ========      ============    ============


See accompanying notes to consolidated financial statements.

QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended November 30, 1998, 1997 and 1996

                                                                                   1998            1997            1996
Cash flows from operating activities:
    Net (loss) income                                                          $(16,952,618)   $ 14,363,781    $ 12,174,430
    Adjustments to reconcile net (loss) income to net cash (used in)
       provided by operating activities:
       Depreciation and amortization                                              1,284,039       2,620,146       1,268,166
       Reserve for customer chargebacks                                         (22,701,976)     18,115,211       6,719,018
       Deferred income taxes                                                     (2,471,838)     (2,552,328)     (6,431,212)
       Other                                                                                                       (384,250)
       Special charges                                                           19,692,543
       Equity in net earnings of joint venture, net of dividends received                                          (507,653)
       Changes in assets and liabilities, net of effects from acquisition of business:
         Accounts receivable                                                     15,080,381     (28,280,877)     (1,582,937)
         Due from related parties                                                  (516,604)        406,683       3,102,976
         Prepaid expenses and other current assets                                1,729,104      (1,331,703)       (893,712)
         Other assets                                                                                             1,299,169
         Accounts payable                                                          (200,199)      2,088,479         511,786
         Income tax payable                                                         745,197      (4,131,303)      3,894,446
         Accrued expenses                                                        (1,059,062)      4,917,798         362,118
         Due to related parties                                                    (838,649)       (499,110)        565,806
                                                                               ------------    ------------    ------------
           Net cash (used in) provided by operating activities                   (6,209,682)      5,716,777      20,098,151
                                                                               ------------    ------------    ------------

Cash flows from investing activities
    Purchases of securities                                                     (72,275,879)    (65,649,246)    (37,434,414)
    Proceeds from sales of securities                                            81,976,511      55,500,000      23,240,075
    Acquisition, net of cash acquired                                                                               900,040
    Capital expenditures                                                         (1,366,007)       (847,053)       (251,628)
                                                                               ------------    ------------    ------------
           Net cash provided by (used in) investing activities                    8,334,625     (10,996,299)    (13,545,927)
                                                                               ------------    ------------    ------------

Cash flows from financing activities:
    Loans payable, net                                                                                           (2,643,522)
    Proceeds from public offering, less expenses                                                                 13,402,075
    Proceeds from collections on common stock subscriptions                                                          20,000
    Distributions to S corporation shareholders                                                                  (6,897,097)
    Proceeds from stock options exercised                                                           837,750         136,839
    Proceeds from warrants exercised                                                                364,502
    Repurchase of common stock                                                  (10,065,030)
                                                                               ------------    ------------    ------------
           Net cash (used in) provided by financing activities                  (10,065,030)      1,202,252       4,018,295
                                                                               ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                             (7,940,087)     (4,077,270)     10,570,519

Cash and cash equivalents, beginning of year                                     10,063,717      14,140,987       3,570,468
                                                                               ------------    ------------    ------------

Cash and cash equivalents, end of year                                         $  2,123,630    $ 10,063,717    $ 14,140,987
                                                                               ============    ============    ============

CONTINUED


See accompanying notes to consolidated financial statements.

QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED for the years ended November 30, 1998, 1997 and 1996

                                                                                   1998           1997            1996
Supplemental disclosures:
    Cash paid during the year for:
       Interest                                                              $     186,218   $     80,763    $     473,289
       Income taxes                                                                910,000     13,613,887        6,627,866

Details of acquisition:
    Fair value of assets acquired                                                                            $  36,031,621
    Liabilities assumed                                                                                       (11,731,621)
    Stock issued                                                                                              (22,800,000)
                                                                                                             --------------
           Cash paid                                                                                             1,500,000
    Less: cash acquired                                                                                        (2,400,040)
                                                                                                             --------------
           Net cash received from acquisition                                                                $   (900,040)
                                                                                                             ==============

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

       NATURE OF BUSINESS

       The Company is engaged in the direct marketing and providing of various telecommunications products and services. Additionally, the Company utilizes its database to further provide direct marketing services under its residential long distance customer acquisition programs. The Company's revenues from the aforementioned are generated through the direct sale of products and services to consumers and through revenue sharing arrangements with its residential long distance customer acquisition partners. The telecommunications products and services offered by the Company in the fiscal year ended November 30, 1998 consisted primarily of (i) telephone entertainment services, such as live conversation horoscopes and psychic consultations, and memberships in theme-related club 900 products; (ii) a residential distributor program agreement with a long distance telephone service provider, whereby the Company markets their residential long distance products; and (iii) various enhanced telephone services, including enhanced voice mail services and call-forwarding services.

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

       The Company, where applicable, estimates the reserve for customer chargebacks monthly based on updated chargeback history, with any resulting adjustments being charged against revenues. Chargebacks and other provisions for new products and platforms without a history are based on experience with similar products and platforms and adjusted as further information becomes available. Since reserves are established prior to the periods in which chargebacks are actually expended, the Company's revenues may be adjusted in later periods in the event that the Company's incurred chargebacks vary from the estimated amounts. For the years ended November 30, 1998, 1997 and 1996, provisions for chargebacks were $56,496,612, $103,597,803 and $46,352,638, respectively.

       Revenues earned under the residential long distance customer acquisition program (approximately $24,100,000 in 1998 and $26,500,000 in 1997) are
       recorded upon the achievement of events particular to the program offering. Subsequent to the delivery of the initial sales record to the respective long distance carrier, the Company may be required to provide to the customer certain fulfillment products and services, such as prepaid cellular phones (approximately $24,100,000 in 1998 and $26,500,000 in 1997) and complimentary airline tickets, estimated and accrued in marketing expenses at the time the associated revenues are recorded. This estimation is adjusted to actual amounts in subsequent periods. There are no chargebacks from such program.

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

       TRANSACTIONS WITH MAJOR CUSTOMERS

       Revenues from one long distance carrier amounted to 20% of total revenues during fiscal 1998 and 14% during 1997 with a different carrier. It is anticipated that in fiscal 1999 this arrangement will account for a much greater percentage of the Company's revenues. If this occurs, the Company would be subject to significant economic dependence on such relationship. Accounts receivable from such carriers were approximately $8,728,000 and $3,473,000 at November 30, 1998 and 1997, respectively.

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

       ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to the reserve for customer chargebacks, recoverability of long-lived assets, the realizability of deferred tax assets and fulfillment accrual for customer acquisition costs.



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

       In connection with the acquisition of PRN's interest in New Lauderdale (see Note 6), a principal shareholder of PRN was elected a director of the Company and entered into an employment agreement with the Company (see Note 7). The Company incurred approximately $227,000, $206,000 and $39,000 in expense relating to this employment agreement in fiscal 1998, 1997 and

       1996, respectively. Such principle shareholder resigned from his position of director in January 1999.

       For the years ended November 30, 1998, 1997 and 1996, the Company paid aggregate fees of approximately $7,023,000, $24,300,000 and $8,560,000, respectively, to PRN for psychic operator services under an agreement that extends to fiscal 2001. Since February 1996, PRN has also provided certain non-psychic services and facilities to the Company for approximately $14,000 per month.

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


3.     PROPERTY AND EQUIPMENT:

       Property and equipment for the years ended November 30, 1998 and 1997 consists of the following:

                                                             1998        1997
        Furniture and fixtures                            $  314,536  $  297,445
        Computers and equipment                            1,238,165     861,870
        Telephone and facsimile                               57,582      46,992
        Leasehold improvements                                51,146      51,145
                                                          ----------  ----------
                                                           1,661,429   1,257,452
        Less, accumulated depreciation and amortization      517,528     215,662
                                                          ----------  ----------
                                                          $1,143,901  $1,041,790
                                                          ==========  ==========

       Depreciation and amortization expense for the years ended November 30, 1998, 1997 and 1996 was approximately $302,000, $150,000 and $50,000, respectively. (See Note 8.)

4.     INCOME TAXES:

       The (benefit) provision for income taxes consists of the following:

                                                    YEAR ENDED NOVEMBER 30,
                                        ---------------------------------------------
                                            1998             1997            1996
      Federal:
         Current                                         $ 10,201,378    $  8,852,749
         Deferred                       $ (2,593,444)      (1,761,002)     (4,723,850)
                                        ------------     ------------     -----------
                                          (2,593,444)       8,440,376       4,128,899
                                        ------------     ------------     -----------
      State:
         Current                             525,000        2,152,177       1,661,946
         Deferred                          1,650,980         (522,937)       (892,212)
                                        ------------     ------------     -----------
                                           2,175,980        1,629,240         769,734
                                        ------------     ------------     -----------
                Total provision         $   (417,464)    $ 10,069,616     $ 4,898,633
                                        ============     ============     ===========

       The following is a reconciliation of the income tax expense computed using the statutory federal income tax rate to the actual income tax expense and its effective income tax rate:

                                                             YEAR ENDED NOVEMBER 30,
                                                    ----------------------------------------
                                                        1998           1997          1996
      Income tax (benefit) expense at
         federal statutory rate                     $ (6,079,529)   $ 8,551,689   $5,975,572
      State income taxes, net of federal
         income tax benefit                              341,250      1,059,006      500,327
      Deferred benefit arising from conversion to
         C corporation                                                            (1,781,700)
      Goodwill amortization                            3,623,519        179,636
      Valuation allowance                              1,679,082
      Other, individually less than 5%                    18,214        279,285      204,434
                                                    ------------    -----------   ----------
                                                    $   (417,464)   $10,069,616   $4,898,633
                                                    ============    ===========   ==========

       The components of deferred tax assets are as follows:

                                                                   NOVEMBER 30,
                                                           ---------------------------
                                                               1998           1997
        Deferred tax assets:
           Current:
             Accrued expenses and reserves not currently
                deductible                                 $  3,401,791    $10,219,454
             Fixed assets and intangibles                     2,006,164
             Net operating loss                               8,261,570
             Valuation allowance                             (1,679,082)
                                                           ------------    -----------
                  Total current assets                       11,990,442     10,219,454

        Deferred tax liabilities:
           Current:
             Other                                                            (198,397)
           Noncurrent:
             Intangibles                                                      (506,789)
                                                           ------------    -----------
                  Net deferred tax asset                   $ 11,990,442    $ 9,514,268
                                                           ============    ===========

       A $1,679,082 valuation allowance, primarily for state tax net operating losses which can not be carried back by statutes, has reduced the deferred tax assets at November 30, 1998 to an amount which the Company believes is more likely than not to be realized. The Federal deferred tax asset expected to be realized will be through the execution of tax planning strategies and the recapture of taxes paid on prior taxable income.

       The Company has approximately $21 million of Net Operating Losses expiring through 2018 for Federal purposes which will be carried back in the Company's 1998 tax return. The Company's tax year ends on December 31.


5.     REGULATORY ISSUES AND OTHER RISK CONSIDERATIONS:

       During September 1998, the Company was notified by the Federal Trade Commission ("FTC") that the FTC was conducting an inquiry into the past and present marketing practices of the Company to determine if the Company was engaging in unfair or deceptive practices. In connection with such inquiry, the Company was requested to submit certain materials and information to the FTC relating to the operations of the Company from January 1, 1994 to the present. The Company is cooperating fully with the FTC in connection with its inquiry. To date, the Company has not been subject to any enforcement actions by any regulatory authority and management believes that the FTC inquiry will not result in any enforcement actions or claims which would have a material adverse effect on the Company. However, in the event the Company is found to have failed to comply with applicable laws and regulations, the Company could be subject to civil remedies, including substantial fines, penalties and injunctions, as well as possible criminal sanctions, which would have a material adverse effect on the Company.

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

       The Company is dependent on service bureaus to process its calls, billings and collections. In November 1998, three Local Exchange Carriers ("LECs") refused to bill customers for enhanced services provided by the Company. This was a result of what the LECs' claim was excessive complaints by customers for "cramming" (unauthorized charges billed to a customer's phone bill) against the Company and its affiliates. This billing cessation effectively prevented the Company from selling its enhanced services in those areas serviced by such LECs. The remaining LECs have not altered their billing practices for the Company's services and the Company continues to offer its enhanced services in those areas.

       As a result of such LEC imposed billing cessation, in November 1998, the primary billing service provider for the Company's enhanced services, terminated its arrangement with the Company for providing billing for the Company's enhanced services. Such service bureau continues to service all data relating to chargebacks relating to amounts billed prior to the billing cessation. In December 1998, the Company entered into an agreement with an alternate service bureau whereby such service bureau provides the billing services previously provided by the Company's primary enhanced service billing provider.

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


6.     NEW LAUDERDALE:

       In December 1994, the Company entered into an agreement with PRN, an unrelated entity at that time, to establish a joint venture known as New Lauderdale, L.C. New Lauderdale operated "900" entertainment services. On September 10, 1996, the Company acquired the remaining 50% interest in New Lauderdale for 3,200,000 common shares. PRN subsequently distributed such shares to its shareholders. In addition to receiving its share of New Lauderdale's earnings through the closing date, PRN received approximately $1,500,000 in cash for the deferred tax benefit to New Lauderdale resulting from the transaction. The common shares were valued at the market price on the date of the letter of intent ($7.125 per share). The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased based upon the fair values at the date of acquisition. As a result, approximately $23,159,000 of the purchase price was allocated to goodwill, customer lists and other intangibles which were being amortized on a straight line basis over a period from 1 to 15 years. The operating results of the acquisition have been included in the consolidated statement of operations from the date of the acquisition.

       The following pro forma information prepared assuming that this acquisition had taken place on December 1, 1995 is not necessarily indicative of the results of operations as they would have been had the transaction been effected on such date. The pro forma information includes adjustments for amortization of intangibles arising from the transaction.

                                                            NOVEMBER 30,
                                                            ------------
                                                                1996
        Net revenues                                        $150,284,451
        Net income                                            12,351,385
        Earnings per share                                           .66

       As of November 30, 1997, the net book value of the intangibles, primarily goodwill, was $19,496,608, net of accumulated amortization of $3,695,704.
       Amortization expense was $982,173, $2,470,476 and $1,218,576 for the years ended November 30, 1998, 1997 and 1996. During fiscal 1998, the
       Company determined that the intangibles were impaired. (See Note 8 -
       Special Charges.)


7.     COMMITMENTS AND CONTINGENCIES:

       LEASES

       The Company is obligated under two noncancelable real property operating lease agreements that expire in fiscal 2004 and 2006. Future minimum rents consist of the following at November 30, 1998:

        1999                                                  $  500,246
        2000                                                     504,912
        2001                                                     542,145
        2002                                                     548,432
        2003                                                     554,927
        Thereafter                                               989,245
                                                              ----------
                                                              $3,639,907
                                                              ==========

       The leases contain escalation clauses with respect to real estate taxes and related operating costs. The accompanying financial statements reflect rent expense on a straight-line basis over the term of the lease as required by generally accepted accounting principles. Rent expense was $522,422, $383,867 and $210,153 for fiscal 1998, 1997 and 1996, respectively.

       EMPLOYMENT AGREEMENTS AND CONSULTING

       The Company had executed employment agreements, which expired on November 30, 1998, with certain executive officers of the Company. In the event the Company achieved pre-tax earnings of $10,000,000 or more for any such fiscal year, the Company may grant bonuses to such persons, subject to approval of the Compensation Committee of the Board of Directors, in an aggregate amount not to exceed 5% of pre-tax earnings for such year. Such bonuses amounted to approximately $1,305,000 at November 30, 1997. No bonuses were granted during fiscal 1998. Each of the individuals have agreed to continue to work as employees-at-will until a new agreement is approved by the Board of Directors.

       The Company had a consulting agreement with a director/shareholder, which expired on November 30, 1998. Under the terms of such agreement, the director/shareholder provided services in connection with identification and engagement of celebrities to endorse the Company's services, engagement of independent producers to produce commercials and infomercials and the development of new entertainment services. The Company incurred approximately $151,000, $137,000 and $125,000 in expense relating to this agreement in 1998, 1997 and 1996, respectively. Although the consulting agreement has expired, the director/shareholder continues to provide the consulting services to the Company and the Company compensates the director/shareholder at a rate of $10,417 per month. Such arrangements have not been formally agreed to and may be terminated by either party at will.

       In connection with the acquisition of PRN's interest in New Lauderdale (see Note 6), a principal shareholder of PRN was elected a director of the Company and entered into an employment agreement with the Company. Minimum future payments under this agreement are as follows:

       1999                                                      $249,562
       2000                                                       274,518
       2001                                                       100,657
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



8.     SPECIAL CHARGES:

       During 1998, the Company experienced increased chargebacks and marketing expenditures relating to its "900" entertainment services. As a result, this service was not providing positive operating results and cash flow and, as such, the Company discontinued marketing such services as an independent revenue source. Accordingly, as required by Statement of Financial Accounting Standards No. 121, the Company reviewed its long-lived assets, including goodwill, for impairment. The Company determined that the "900" entertainment service could not be disposed of nor was there a predictable estimate of any future cash flows associated with any alternative use. The

       Company concluded that the intangibles, primarily goodwill, arising from the acquisition of the remaining 50% interest in New Lauderdale, L.C. were entirely impaired. As such, a non-cash charge of $18,514,435, representing the remaining balance of the intangibles, was recorded in the second quarter of fiscal 1998.

       In addition, the Company recorded a non cash charge of approximately $1,178,000 associated with the writedown of assets relating to the decision to abort an Internet telephony program during the fourth quarter of fiscal 1998 .


9.     EARNINGS PER SHARE:

       The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

                                                                 YEARS ENDED NOVEMBER 30,
                                                          ------------------------------------
                                                            1998         1997        1996
        Denominator:
           Denominator for basic earnings per share -
             weighted-average shares                      17,034,531   18,560,064   15,918,881
        Effect of dilutive securities:
           Stock options                                                  257,984      186,033
           Warrants                                                        60,742       19,829
                                                          ----------   ----------   ----------
           Denominator for diluted earnings per share -
             adjusted weighted-average shares             17,034,531   18,878,790   16,124,743
                                                          ==========   ==========   ==========

       Options and warrants to purchase 1,579,796, 90,000 and 340,000 shares of common stock were outstanding for the year end November 30, 1998, 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.


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

       A summary of the Company's stock options is as follows:

                                         1998                          1997                         1996
                               -----------------------------   ---------------------------   ------------------------
                                                WEIGHTED                      WEIGHTED                     WEIGHTED
                                                 AVERAGE                       AVERAGE                      AVERAGE
                                                EXERCISE                      EXERCISE                     EXERCISE
                                 SHARES           PRICE         SHARES          PRICE         SHARES         PRICE
                               ----------    ---------------   --------    ---------------   --------    ------------
        Options outstanding,
          beginning of year       938,691    $ 4.75 to 15.56    653,850     $ 4.75 to 8.25    394,000    $       5.00
        Granted                 1,129,374       1.75 to 6.75    470,500      7.31 to 15.56    297,250    4.75 to 8.25
        Exercised                                              (152,797)      5.00 to 6.00    (27,368)           5.00
        Cancelled or lapsed*     (764,087)     2.69 to 15.56    (32,862)      5.00 to 6.00    (10,032)           5.00
                               ----------    ---------------   --------    ---------------   --------    ------------
        Options outstanding,
          end of year           1,303,978    $ 1.75 to 15.56    938,691    $ 4.75 to 15.56    653,850    $4.75 to 8.25
                               ==========    ===============   ========    ===============   ========    =============
        Options exercisable,
          end of year             666,563                       645,952                       653,850
                               ==========                      ========                      ========
        Options available for
          grant, end of year      373,307                       731,144                       568,782
                               ==========                      ========                      ========
        Weighted-average fair
          value of options
          granted during the
          year                    $  1.17                       $  5.82                       $  3.93
                               ==========                      ========                      ========

          *Includes 587,949 shares surrendered upon repricing.

       The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized with regard to options granted under the Plan in the accompanying financial statements. If stock-based compensation costs had been recognized based on the estimated fair values at the dates of grant for options awarded during the years ended November 30, 1998, 1997 and 1996, the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                            1998           1997           1996
        Net (loss) income as reported   $(16,952,618)   $14,363,781   $ 12,174,430
                                        ============    ===========   ============
        Net (loss) income - pro forma   $(18,369,678)   $13,158,826   $ 11,760,015
                                        ============    ===========   ============
        Basic EPS - as reported         $      (1.00)   $       .77   $        .76
                                        ============    ===========   ============
        Diluted EPS - as reported       $      (1.00)   $       .76   $        .76
                                        ============    ===========   ============
        Basic EPS-Pro forma             $      (1.08)   $       .71   $        .73
                                        ============    ===========   ============
        Diluted EPS-Pro forma           $      (1.08)   $       .70   $        .73
                                        ============    ===========   ============

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

       The following table summarizes information about stock options outstanding at November 30, 1998:

                                        WEIGHTED
                                         AVERAGE      WEIGHTED                    WEIGHTED
            RANGE OF                    REMAINING      AVERAGE                     AVERAGE
            EXERCISE         SHARES    CONTRACTUAL   EXERCISABLE     SHARES      EXERCISABLE
             PRICES       OUTSTANDING     LIFE          PRICE      EXERCISABLE      PRICE
        $1.75 - $2.63      1,131,478       9.8         $ 1.90        510,729        $ 1.90
        $2.69 - $3.81         37,500       9.7           3.06         20,834          3.36
        $4.75 - $6.00         85,000       7.6           5.18         85,000          5.18
        $9.38 - $11.31        37,500       8.4          10.60         37,500         10.60
        $15.56 - $15.56       12,500       8.6          15.56         12,500         15.56
        ---------------    ---------       ---         ------        -------        ------
        $1.75 - $15.56     1,303,978       9.6         $ 2.53        666,563        $ 3.11
        ===============    =========       ===         ======        =======        ======

       As of November 30, 1998 and 1997, there were 275,818 warrants outstanding to purchase common stock at an exercise price of $8.25 per share. The warrants are exercisable through 2000.

11.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

       The following is a summary of the unaudited quarterly results of operations for fiscal 1998, 1997 and 1996:

                                                                    QUARTER ENDED
                                              ----------------------------------------------------------
                                               NOVEMBER 30,    AUGUST 31,      MAY 31,      FEBRUARY 28,
        1998:
          Net revenues                        $ 20,285,085    $16,509,577   $ 21,259,988    $36,635,601
          Gross profit                          (1,624,266)     5,070,872      1,380,175     10,499,027
          (Loss) income before income taxes     (5,068,084)     2,055,824    (20,505,128)     6,147,306
          Net (loss) income                     (6,591,590)     1,460,902    (15,510,314)     3,688,384
          Basic (loss) earnings per share             (.41)           .09           (.91)           .20
          Diluted (loss) earnings per share           (.41)           .09           (.91)           .20

        1997:
          Net revenues                        $ 49,302,822    $44,688,568   $ 53,323,734    $44,059,812
          Gross profit                          10,072,085      4,152,170     13,786,298     13,543,020
          Income before income taxes             5,420,442        307,049      9,660,751      9,045,155
          Net income                             2,911,615        184,229      5,832,540      5,435,397
          Basic earnings per share                    0.16           0.01           0.31           0.29
          Diluted earnings per share                  0.15           0.01           0.31           0.29

        1996:
          Net revenues                        $ 39,389,333    $17,493,179   $ 13,765,685    $16,018,571
          Gross profit                          11,288,981      5,737,501      1,638,439      3,340,591
          Income before income taxes             7,080,889      4,918,871      1,142,807      3,930,396
          Net income                             4,165,501      3,111,288        595,452      4,302,189
          Basic earnings per share                    0.23           0.20           0.04           0.29
          Diluted earnings per share                  0.23           0.20           0.04           0.28

       During the fourth quarter of fiscal 1996, the Company recorded an accrual of approximately $1,070,000 relating to compensation.

       The fourth quarter of fiscal 1997 included an increase of approximately $200,000 for state income taxes. This increase was attributable to increased revenues in the states where the Company is subject to higher tax rates.

       During the fourth quarter of fiscal 1998, the Company reduced the benefit for income taxes by approximately $2,550,000 due to a change in estimate of the amount of permanent differences, primarily goodwill due to its accelerated writeoff, and deferred tax asset valuation reserves.

QUINTEL ENTERTAINMENT, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                   COL. A                         COL. B              COL. C                 COL. D      COL. E
       ------------------------------------    ------------  -------------------------    ------------  ---------
                                                                     ADDITIONS
                                                             -------------------------
                 DESCRIPTION                    BALANCE AT   CHARGED TO    CHARGED TO     DEDUCTIONS -  BALANCE AT
                                                BEGINNING     COSTS AND      OTHER        DESCRIBE(3)     END OF
                                                OF PERIOD     EXPENSES     ACCOUNTS(1)                    PERIOD
       YEAR ENDED NOVEMBER 30, 1998
           Reserve for customer chargebacks    $38,196,114                $ 56,496,612    $79,198,588  $15,494,138
                                               ============  ==========   ============    ===========  ============

       YEAR ENDED NOVEMBER 30, 1997
           Reserve for customer chargebacks    $20,080,903                $103,597,803    $85,482,592  $38,196,114
                                               ============  ==========   ============    ===========  ============

       YEAR ENDED NOVEMBER 30, 1996
           Reserve for customer chargebacks    $ 4,025,130                $ 55,689,393(2) $39,633,620  $20,080,903
                                               ============  ==========   ============    ===========  ============


(1) Charged against revenues

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

Dated: August 4, 1999                           Quintel Communications, Inc.

                                                By:  /s/ Jeffrey L. Schwartz
                                                    ----------------------------
                                                     Jeffrey L. Schwartz
                                                     Chairman and CEO

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

Signature                                            Title                                                   Date
---------                                            -----                                                   ----


/s/ Jeffrey L. Schwartz                     Chairman and Chief                                            August 4, 1999
-----------------------                     Executive Officer (Principal
Jeffrey L. Schwartz                         Executive Officer)

/s/ Jay Greenwald
                                            President, Chief Operating                                    August 4, 1999
-----------------------                     Officer and Director
Jay Greenwald

/s/ Daniel Harvey                           Chief Financial Officer                                       August 4, 1999
-----------------------                     (Principal Financial  and
Daniel Harvey                               Accounting Officer)

/s/ Andrew Stollman                         Senior Vice President                                         August 4, 1999
-----------------------                     and Director
Andrew Stollman

/s/ Michael G. Miller                       Director                                                      August 4, 1999
-----------------------
Michael G. Miller

/s/ Murray L. Skala                         Director                                                      August 4, 1999
-----------------------
Murray L. Skala

/s/ Mark Gutterman                          Director                                                      August 4, 1999
-----------------------
Mark Gutterman

/s/ Lawrence Burstein                       Director                                                      August 4, 1999
-----------------------
Lawrence Burstein