Form 10-Q
period 1999-09-30
QUINTEL COMMUNICATIONS INC
filed 1999-10-15
CIK 1000297

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 1999


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


         The number of shares outstanding of the Registrant's common stock is 15,379,746 (as of 10/11/99).

                          QUINTEL COMMUNICATIONS, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                         QUARTER ENDED AUGUST 31, 1999

                               ITEMS IN FORM 10-Q



                                                                                                              PAGE
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements                                                                         1

Item 2.           Management's Discussion and Analysis
                    of Financial Condition and
                    Results of Operations                                                                      7

Item 3.           Quantitative and Qualitative
                    Disclosures About Market Risk                                                             None


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                                            36

Item 2.           Changes in Securities
                    and Use of Proceeds                                                                       None

Item 3.           Defaults Upon Senior Securities                                                             None

Item 4.           Submission of Matters to
                    a Vote of Security Holders                                                                None

Item 5.           Other Information                                                                           None

Item 6.           Exhibits and Reports on Form 8-K                                                             37


SIGNATURES

QUINTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
AUGUST 31, 1999 AND AUGUST 31, 1998

QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                     AUGUST 31,      NOVEMBER 30,
                                                                        1999            1998
                                                                    (UNAUDITED)

                                   ASSETS:
    Current assets:
     Cash and cash equivalents                                       $18,472,306      $ 2,123,630
     Marketable securities                                            21,466,410       15,019,233
     Accounts receivable, trade                                        9,743,770       31,230,579
     Deferred income taxes                                             2,995,489       11,990,442
     Due from related parties                                            664,037          754,089
     Prepaid expenses and other current assets                           167,997        2,151,270
                                                                    ------------    -------------
       TOTAL CURRENT ASSETS                                           53,510,009       63,269,243

    Property and equipment, at cost, net of
      accumulated depreciation                                           555,148        1,143,901
    Long-term investment, at cost                                        500,000                -
                                                                    ------------    -------------
                                                                     $54,565,157      $64,413,144
                                                                    ============    =============

                                 LIABILITIES:
    Current liabilities:
     Accounts payable                                                $ 1,188,449      $ 4,453,663
     Accrued expenses                                                  6,120,613        6,897,246
     Reserve for customer chargebacks                                  7,019,008       15,494,138
     Due to related parties                                              129,312          140,756
     Income tax payable                                                3,256,808          745,197
                                                                    ------------    -------------
       TOTAL CURRENT LIABILITIES                                      17,714,190       27,731,000
                                                                    ------------    -------------
                            STOCKHOLDERS' EQUITY:
    Preferred stock - $.001 par value; 1,000,000 shares authorized;
     none issued and outstanding
    Common stock - $.001 par value; authorized 50,000,000 shares;
     issued 15,379,746 shares and 16,679,746 shares, respectively         15,379           16,679
    Additional paid-in capital                                        37,201,575       38,955,275
    Retained earnings (deficit)                                        1,875,495         (379,292)
    Other comprehensive income (loss)                                    (39,582)         (10,488)
    Common stock held in Treasury, at cost, 942,853 shares
     and 773,066 shares, respectively                                 (2,201,900)      (1,900,030)
                                                                    ------------    -------------
       TOTAL STOCKHOLDERS' EQUITY                                     36,850,967       36,682,144
                                                                    ------------    -------------
                                                                     $54,565,157      $64,413,144
                                                                    ============    =============



   The accompanying notes are an integral part of these financial statements.

QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                               ------------------------------   --------------------------------
                                               AUGUST 31,        AUGUST 31,      AUGUST 31,          AUGUST 31,
                                                  1999              1998            1999                1998
                                               ------------      -----------   --------------        -----------
    Net revenue                                 $ 8,084,023      $16,509,577      $38,313,566       $ 74,405,166
    Cost of sales                                 3,580,331       11,438,705       26,701,338         57,455,092
                                               ------------      -----------   --------------       ------------
       Gross profit                               4,503,692        5,070,872       11,612,228         16,950,074

    Selling, general and administrative
     expenses                                     1,907,960        3,503,384        8,046,919         12,363,517
    Goodwill impairment charge                            -                -                -         18,514,435
                                               ------------      -----------   --------------       ------------
                                                  2,595,732        1,567,488        3,565,309        (13,927,878)

    Interest expense                                (20,965)         (57,062)         (23,393)          (129,971)
    Other (expense) income                         (184,052)         545,398          447,187          1,755,851
                                               ------------      -----------   --------------       ------------
       Income (loss) before provision
        for income taxes                          2,390,715        2,055,824        3,989,103        (12,301,998)

    Provision (benefit) for income taxes          1,092,525          594,922        1,734,316         (1,940,977)
                                               ------------      -----------   --------------       ------------
       Net income (loss)                        $ 1,298,190      $ 1,460,902      $ 2,254,787       $(10,361,021)
                                               ============      ===========   ==============       ============
    Basic income (loss) per share (Note 2):
      Net income (loss)                         $       .09      $       .09      $       .15       $       (.60)
                                               ------------      -----------   --------------       ------------
       Average shares outstanding                14,492,793       16,543,638       15,335,010         17,374,571
                                               ============      ===========   ==============       ============
    Diluted income (loss) per share
     (Note 2):
      Net income (loss)                         $       .09      $       .09      $       .15       $       (.60)
                                               ------------      -----------   --------------       ------------
       Average shares outstanding                14,505,773       16,551,950       15,364,965         17,374,571
                                               ============      ===========   ==============       ============




   The accompanying notes are an integral part of these financial statements.
                                        2

QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------


                                                                             NINE MONTHS ENDED
                                                                       -------------------------------
                                                                       AUGUST 31,         AUGUST 31,
                                                                          1999               1998
                                                                       -----------      --------------
    Cash flows from operating activities:
     Net income (loss)                                                 $ 2,254,787       $(10,361,021)
     Items not affecting cash:
      Depreciation and amortization                                        194,990          1,150,334
      Goodwill impairment charge                                                           18,514,435
      Reserve for customer chargebacks                                  (8,475,130)       (22,337,309)
      Deferred income taxes                                              8,994,953        (11,786,126)
      Loss on disposal                                                     157,553
      Other                                                                113,837           (302,829)
     Changes in assets and liabilities:
      Accounts receivable                                               21,486,809         19,937,797
      Prepaid expenses and other current assets                          1,983,273            111,115
      Accounts payable                                                  (3,265,214)         2,143,422
      Income tax payable                                                 2,511,611
      Due to related parties, net                                           78,607          6,629,295
      Other, principally accrued expenses                                 (776,633)        (3,885,227)
                                                                       -------------     -------------
       Net cash provided by (used in) operating activities              25,259,443           (186,114)
                                                                       -------------     -------------

    Cash flows from investing activities:
     Purchases of securities                                           (34,954,659)       (59,503,000)
     Proceeds from sales of securities                                  28,364,552         67,606,000
     Other, principally capital expenditures                               (22,598)        (1,301,644)
     Purchase of long term investment                                     (500,000)
     Proceeds from the disposal of fixed assets                            258,808
                                                                       -------------     -------------
       Net cash (used in) provided by investing activities              (6,853,897)         6,801,356
                                                                       -------------     -------------
    Cash flows from financing activities:
     Acquisition of treasury stock                                        (301,870)        (9,609,784)
     Redemption of common stock                                         (1,755,000)
                                                                       -------------     -------------
       Net cash used in financing activities                            (2,056,870)        (9,609,784)
                                                                       -------------     -------------

    Net increase (decrease) in cash and cash equivalents                16,348,676         (2,994,542)

    Cash and cash equivalents, beginning of period                       2,123,630         10,063,717
                                                                       -------------     -------------

    Cash and cash equivalents, end of period                           $18,472,306       $  7,069,175
                                                                       =============     =============


   The accompanying notes are an integral part of these financial statements.
                                        3

QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.    GENERAL

     The consolidated financial statements for the three and nine month periods ended August 31, 1999 and August 31, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended November 30, 1998. The results of operations for the three and nine months ended August 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending November 30, 1999.

2.    EARNINGS PER SHARE

      The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:



                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                  ---------------------------      -------------------------------
                                                  AUGUST 31,      AUGUST 31,       AUGUST 31,           AUGUST 31,
                                                     1999            1998             1999                 1998
                                                  -----------     ----------       -----------          ----------
    Denominator:
     Denominator for basic earnings per
      share - weighted-average shares             14,492,793      16,543,638       15,335,010           17,374,571
     Effect of dilutive securities:
      Stock options                                   12,980           8,312           29,955
                                                  ----------      ----------       ----------           ----------
     Dilutive potential common shares:
      Denominator for diluted earnings
      per share - adjusted weighted-average
      shares and assumed conversions              14,505,773       16,551,950      15,364,965            17,374,571
                                                 ===========      ===========    ==============         ===========

      Options and warrants to purchase 1,661,609 and 1,498,402 shares of common stock were outstanding for the three months ended August 31, 1999 and 1998, and 1,661,609 and 1,313,561 for the nine months ended August 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

3.    ADVERTISING EXPENSES

      The Company generally expenses advertising costs, which consist primarily of print, media, production, telemarketing and direct mail related charges, when the related advertising occurs. Total advertising expense incurred for the three months ended August 31, 1999 and 1998 were approximately $2,492,000 and $8,982,000, respectively, and nine months ended August 31, 1999 and August 31, 1998 were approximately $22,544,000 and $35,701,000, respectively. Included in prepaid

QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

      expenses and other current assets is approximately $41,000 and $207,000 relating to prepaid advertising expenses at August 31, 1999 and November 30, 1998, respectively.

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

      During the three months ended August 31, 1999 and 1998, comprehensive income amounted to approximately $1,480,000 and $1,460,000, and for the nine months ended August 31, 1999 and 1998 comprehensive income (loss) amounted to $2,226,000 and ($10,360,000), respectively.


5.    RETIREMENT OF COMMON STOCK

      Pursuant to an agreement dated June 4, 1999, the Company redeemed 1,300,000 shares of common stock at $1.35 per share from certain shareholders.

6.    RECENTLY ISSUED PRONOUNCEMENT

      The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company on November 30, 1999. This pronouncement deals with disclosure matters and, upon adoption, will not have any effect on the Company's financial position, results of operations or cash flows. The Company is evaluating its reporting under this new statement.

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

QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

      An action was brought by Paramount Advertiser Services on August 13, 1998 against Access Resource Services, Inc. ("Access") and Quintel Media Management, a subsidiary of the Company. The action alleges breach of a contract to purchase advertising time as well as breach of a settlement agreement resolving earlier disputes, and alleges resulting damages of approximately $3,300,000. In a settlement agreement dated June 30, 1999, all parties agreed to resolve the action in the amount of $2,300,000, payable by Access, of which, as of June 30, 1999, $1,850,000 has been paid. Access was required to make three additional payments of $150,000. Access has made all required payments and the claim has been settled in full subsequent to August 31, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        OVERVIEW

               Quintel Communications, Inc. (the "Company") historically has been engaged in the direct marketing and providing of various telecommunication products and services to the domestic consumer market. Since the commencement of the fiscal year ending November 30, 1999, the Company has been increasingly relying on the utilization of its extensive database in the continued implementation of its marketing program for its residential long distance customer acquisition programs. The Company's revenues from the foregoing are generated through the direct sale of products and services to consumers and through revenue sharing arrangements with its residential long distance customer acquisition clientelle.

        The Company's forward looking strategy includes plans for the internal development of Internet businesses, operated within majority-owned subsidiaries, as well as investments in Internet and related direct marketing companies. These investments will be made directly by the Company, and in some cases investments will be made under venture capital funding agreements, none of which have yet been executed. See "Forward Looking Information".

        The following is a discussion of the financial condition and results of operations of the Company for the three and nine month periods ended August 31, 1999 and August 31, 1998. It should be read in conjunction with the interim consolidated financial statements of the Company, the Notes thereto and other financial information included elsewhere in this report.

RESULTS OF OPERATIONS

Three Months Ended August 31, 1999 and August 31, 1998

The Company's net revenues for its telecommunications products and services and related royalty income for the three months ended August 31, 1999 and 1998 are presented below:

Net Revenues:

                                     Quarter Ended
                                       August 31,
                              -------------------------      Change        Change
                                  1999         1998             $             %
                              -----------   -----------   -------------   ---------
Royalty income                 $1,976,545   $              $  1,976,545      100 %
Club 900 products                 358,263     3,927,463     (3,569,200)      (91)
Enhanced Services               1,434,006     5,648,916     (4,214,910)      (75)
Long distance customer
  acquisitions and usage        4,315,209     4,488,786       (173,577)       (4)
Cellular phone activities                     1,849,286     (1,849,286)     (100)
Other                                           595,126       (595,126)     (100)
                               ----------   -----------    -----------        --
                               $8,084,023   $16,509,577    $(8,425,554)      (51)%
                               ==========   ===========    ===========        ==

Net Revenue for the three months ended August 31, 1999 decreased $8,425,554, or 51%, when compared to the three months ended August 31, 1998. The decrease was partially attributable to reductions in the Company's enhanced service revenues of approximately

$4.2 million, or a 75% reduction, when compared with the prior year's comparable period. This decline in enhanced service net revenue was the direct result of the Company discontinuing the active marketing of such services in response to the November 1998 termination of the Company's billing service agreement with Billing Information Concepts, Inc. ("BIC"), the Company's primary enhanced service billing agent at that time. The Company continues to bill and provide enhanced services to the member base that was in place at the time of the billing cessation. During the three months ended August 31, 1999, the Company recognized an approximate 16% average monthly reduction in such remaining member base. Subject to the Company's limited level of enhanced service customer acquisition marketing and the above-referenced attrition rate, management believes that the enhanced service portion of the Company's net revenues will continue to decline for the balance of fiscal 1999 and the fiscal year ending November 30, 2000. See "Service Bureau and Local Exchange Carriers" for further discussion of enhanced services.

        The decrease in net revenues was also partially attributable to reductions in the Company's Club 900 product net revenues of approximately $3.6 million, when compared with the three months ended August 31, 1998, for a comparative percentage decrease of approximately 91%. The significant cause of such reduction in Club 900 net revenues relates to an agreement entered into between the Company and Access Resources Services, Inc. ("ARS"), which eliminated the Company's active participation in the "900" pay per call business (the "ARS Agreement"). Such ARS Agreement is more fully described in "Consummation of Transactions Impacting Future Fiscal Periods". This reduction is partially offset by royalty income of approximately $2 million, earned in consideration for the suspension of the Company's active role in the "900" pay per call business. The ARS Agreement became effective June 1, 1999, and therefore, there was no comparative prior year royalty revenue.

        Additional components of the reduction in net revenues were decreases in conventional cellular phone customer acquisitions of approximately $1.8 million, or a 100% reduction when compared to the three months ended August 31, 1998, and a decrease in other revenue of approximately $600,000, or a reduction of 100% when compared to the prior year. These reductions relate to (1) the sale of the Company's 51% interest in an entity which acquired conventional cellular phone customers for a recognized wireless carrier, and (2) the Company's discontinuance of its prepaid cellular phone activities, both of which occurred in the fourth quarter of fiscal 1998.

         The Company's net revenues from its long distance customer acquisition services and related usage decreased approximately $200,000 from the prior year's comparable period, or 4%. The customer acquisition commission component decreased from approximately $4 million in the three months ended August 31, 1998 to approximately $2.3 million in the three months ended August 31, 1999, for a decrease of approximately $1.7 million, or 44%. The Company ceased its primary long distance customer acquisition program, effective July 31, 1999. As a result thereof, management anticipates that the long distance acquisition commission revenues will continue to decline for the remainder of fiscal 1999, as well as for additional fiscal periods. The decrease in customer acquisition commission revenues was offset by the Company's net revenues earned pursuant to usage sharing agreements with the long distance carrier, whereby the Company earned a percentage of an acquired customer's long distance telephone usage, which increased to approximately $2.1 million in the three months ended August 31, 1999, from $500,000 for the three months ended August 31, 1998, representing an increase of approximately $1.6 million, or 310%. The percentage of usage sharing revenues to which the Company is entitled, however, was substantially reduced in accordance with the terms of the July 31, 1999 cessation of the Company's primary acquisition program. The usage sharing agreement revenues are a product of current customer acquisitions and the retained customers acquired in prior quarterly periods. Pursuant to such revenue determinants, management believes that the Company's net revenues under existing usage sharing agreements will decline until such time that long distance customer acquisitions begin to increase and new usage sharing agreements are negotiated and implemented.

The Company's reported net revenues are a product of the gross revenues generated within each reporting period less the provision for chargebacks for the related reporting period, which is recorded as a direct reduction from such gross revenues. The gross revenues from royalties and long distance acquisition commissions are not subject to provision for consumer chargebacks.

The Company's gross revenues for its telecommunications products and services and related royalty income for the three months ended August 31, 1999 and 1998 are presented below:

Gross Revenues:                     Quarter Ended
                                      August 31,
                               ------------------------       Change       Change
                                  1999          1998            $            %
                               ----------   -----------    ------------   ---------
Royalty income                 $1,976,545   $        --    $  1,976,545     100 %
Club 900 products                 403,802     5,075,333      (4,671,531)    (92)
Enhanced Services               1,704,216    11,414,713      (9,710,497)    (85)
Long distance customer
  acquisitions and usage        4,315,209     4,488,786        (173,577)     (4)
Cellular phone activities              --     3,259,450      (3,259,450)   (100)
Other                                  --       592,893        (592,893)   (100)
                               ----------   -----------    ------------    -----
                               $8,399,772   $24,831,175    $(16,431,403)    (66)%
                               ==========   ===========    ============    =====

The factors listed in the net revenue section, above, describing the reasons for the changes in net revenues for the three months ended August 31, 1999, as compared to the three months ended August 31, 1998, are directly applicable to gross revenues as well.

The provisions for chargebacks for the Company's telecommunication product and service revenues for the three months ended August 31, 1999 and 1998 are presented below:

Chargebacks                        Quarter Ended
                                     August 31,
                                ---------------------      Change       Change
                                  1999        1998            $           %
                                --------   ----------    -----------   ---------
"900" Entertainment Services
Royalty income
Club 900 products               $ 45,539   $1,147,870    $(1,102,331)     (96)%
Enhanced Services                270,210    5,765,797     (5,495,587)     (95)
Long distance customer
  acquisitions And usage
Cellular phone activities                   1,394,800     (1,394,800)    (100)
Other                                          13,132        (13,132)    (100)
                                --------   ----------    -----------     -----
                                $315,749   $8,321,599    $(8,005,850)     (96)%
                                ========   ==========    ===========     =====

        The substantial decrease in the provision for chargebacks is directly related to the decrease in gross revenues. The actual chargebacks incurred for services and programs which, as referred to above, are no longer being marketed, are charged against the previously established reserves, with any adjustment being reflected currently.

        The Company's cost of revenues are comprised of (1) marketing costs directly associated with the procurement and retention of customers, which include direct response advertising costs, promotional costs and premium fulfillment costs, and (2) the related billing, collection and customer service costs, both of which are offset by the net revenue generated from certain premium offerings in conjunction with the marketing of other products and services.

         The Company's cost of revenues for the three months ended August 31, 1999 and 1998 are presented below:

                                         Quarter
                                          Ended
Cost of revenues                        August 31,
                                 -------------------------       Change        Change
                                    1999          1998              $             %
                                 ----------    -----------    ------------    ---------
Advertising, promotion and
  fulfillment costs              $3,041,716    $13,888,038     $(10,846,322)     (78)%
Service Bureau fees, including
  customer service and psychic
  operators                       1,088,434      2,456,471      (1,368,037)      (56)
"900" Pay Per Call Premium
  Net revenues                     (549,819)    (4,905,804)     (4,355,985)      (89)
                                 ----------    -----------    ------------      -----
                                 $3,580,331    $11,438,705    $ (7,858,374)      (69)%
                                 ==========    ===========    ============      =====

        The decrease in cost of revenues is directly attributable to the Company's significantly reduced marketing efforts and related expenditures during the three months ended August 31, 1999, when compared to the three months ended August 31, 1998. The reduction of these costs resulted from the Company's discontinuance of marketing its enhanced services in response to the termination, by BIC, of the billing service agreement in November 1998. In addition, the Company significantly reduced its marketing efforts directed at the Company's residential long distance customer acquisition activities based on increased costs to acquire customers, associated fulfillment costs and significantly increased customer service costs. All of these factors contributed to decreased margins. Decreases in the cost of revenues were also attributable to the discontinuance of the Company's active marketing of its "900" pay-per call services as a premium to potential and acquired long distance customers, and the discontinuance of the marketing of the Club 900 product, both in accordance with the ARS Agreement. For additional discussion of the Company's prior periods' "900" pay per call activities, see "Prior Year Special Charge".

        The service bureau fees decreased to a lesser degree when compared to advertising, promotion and fulfillment cost percentage decreases, as a result of increased customer service costs at our service bureaus and at the local exchange carrier level.

        The Company's selling, general and administrative expenses ("SG&A") are comprised of compensation costs and related expenses for executive, sales, finance and general administration personnel, professional fees, insurance, rent and all other general corporate expense items.

         The Company's SG&A expenses for the three months ended August 31, 1999 and 1998 are presented below:

                                    Quarter
                                     Ended
                                   August 31,
                            -----------------------     Change        Change
                               1999         1998           $             %
                            ----------   ----------   -----------    ---------
Selling, general and
  administrative expenses   $1,907,960   $3,503,384   $(1,595,424)     (46)%
                            ==========   ==========   ===========      ===

        The decrease in SG&A expense in the three months ended August 31, 1999, as compared to the prior year's three month period, is primarily attributable to the Company's reduction in personnel (and all associated costs of insurance, payroll taxes and overhead) during the period commencing September 1, 1998 and continuing into the three months ended August 31, 1999. Additional reductions in SG&A are attributable to the ARS Agreement, pursuant to which the Company (1) eliminated its media buying operation, which included a staff of approximately twenty-one employees, (2) was released from continuing rent expense obligations under an assignment of a lease for the office space occupied by such media buying operation and (3) disposed of all the media buying operation's property and equipment.

        The Company's other (expense) income classification for the three months ended August 31, 1999 and 1998 are presented below:

Other (expense) income                 Quarter
                                        Ended
                                      August 31,
                               ----------------------      Change       Change
                                  1999         1998          $             %
                               ----------    --------    ----------    ---------
Other (expense) income         $(184,052)    $545,398    $(729,450)      (134)%
                               =========     ========    =========       =====

        Other income (expense) primarily consisted of interest income on the Company's investments and funds held in reserve for future chargebacks escrowed by the Company's primary "900" entertainment service bureau, offset by joint venture investment write-downs and losses on fixed asset dispositions resulting from the terms of the ARS Agreement.

The Company's effective income tax rate is a result of the combination of federal income taxes at statutory rates and state taxes.

NINE MONTHS ENDED AUGUST 31, 1999 AND AUGUST 31, 1998

The Company's net revenues for its telecommunications products and services and related royalty income for the nine months ended August 31, 1999 and 1998 are presented below:

Net Revenues:                      Nine-months Ended
                                       August 31,
                               -------------------------      Change        Change
                                   1999         1998             $             %
                               -----------   -----------   ------------    ---------
"900" Entertainment Services   $        --   $24,304,753   $(24,304,753)      100%
Royalty income                   1,976,545            --      1,976,545       100
Club 900 products                2,486,901    13,184,858    (10,697,957)      (81)
Enhanced Services                4,898,540    18,263,869    (13,365,329)      (73)
Long distance customer
  acquisitions and usage        28,837,767    13,250,187     15,587,580
Cellular phone activities               --     4,230,522     (4,230,522)     (100)
Other                              113,813     1,170,977     (1,057,164)      (90)
                               -----------   -----------   ------------      -----
                               $38,313,566   $74,405,166   $(36,091,600)      (49)%
                               ===========   ===========   ============      =====

        Net Revenue for the nine months ended August 31, 1999 decreased $36,091,600, or 49%, when compared to the nine months ended August 31, 1998. The decrease was partially attributable to reductions in the Company's enhanced service revenues of approximately $13.4 million, or a 73% reduction when compared with the prior year's comparable period. This decline in enhanced service net revenue was the direct result of the Company discontinuing the active marketing of such services in response to the November 1998 billing service agreement termination by Billing Information Concepts, Inc.("BIC"), the Company's primary enhanced service billing agent at that time. The

Company continues to bill and provide enhanced services to the member base that was in place at the time of the billing cessation. During the nine months ended August 31, 1999, the Company has recognized an approximate 14% average monthly reduction in such remaining member base. Subject to the limited level of enhanced service customer acquisition marketing and the above referenced attrition rate, management believes that the enhanced service portion of the Company's net revenues will continue to decline for the balance of fiscal 1999 and the fiscal year ending November 30, 2000. See "Service Bureau and Local Exchange Carriers" for further discussion of enhanced services.

        The decrease in net revenue was also partially attributable to reductions in the Company's Club 900 product net revenues of approximately $10.7 million, when compared with the nine months ended August 31, 1998, for a comparative percentage decrease of approximately 81%. The significant cause of such reduction in Club 900 net revenues was the Company's intentional migration away from the "900" entertainment service business, which began in May 1998 and culminated in the consummation of the Company's June 1999 agreement with Access Resource Services, Inc. ("ARS"), which fully eliminated the Company's active participation in the "900" pay per call business (the "ARS Agreement"). Such ARS Agreement is more fully described in "Consummation of Transactions Impacting Future Fiscal Periods". The "900" entertainment business was the exclusive avenue for Club 900 product marketing and member procurement. This reduction is partially offset by royalty income of approximately $2 million, earned in consideration for the suspension of the Company's active role in the

"900" pay per call business. The ARS Agreement became effective June 1, 1999, and therefore, there was no comparative prior year royalty revenue.

        Additional components of the reduction in net revenues were decreases in conventional cellular phone customer acquisitions of approximately $4.2 million, or a 100% reduction when compared to the nine months ended August 31, 1998, and a decrease in other revenue of approximately $1.1 million, or a reduction of 90%, when compared to the prior year's comparable period. These reductions relate to (1) the sale of the Company's 51% interest in an entity which acquired conventional cellular phone customers for a recognized wireless carrier, and (2) the Company's discontinuance of its prepaid cellular phone activities, both of which occurred in the fourth quarter of fiscal 1998.

        The Company's net revenues from its long distance customer acquisition services and related usage increased $15.6 million from the prior year's comparable period, or 118%. The customer acquisition commission component increased from approximately $12.6 million in the nine months ended August 31, 1998 to approximately $21.6 million in the nine months ended August 31, 1999, for an increase of approximately $9 million, or 72%. The Company ceased its primary long distance customer acquisition program effective July 31, 1999. As a result thereof, management anticipates that the long distance acquisition commission revenues will decline for the remainder of fiscal 1999, as well as for additional fiscal periods. The decrease in customer acquisition commission revenues was offset by the Company's net revenues earned pursuant to usage sharing agreements with the long distance carrier, whereby the Company earned a percentage of an acquired customer's long distance telephone usage, which increased to approximately $7.2 million in the nine months ended August 31, 1999, from $600,000 for the nine months ended August 31, 1998, representing an increase of approximately

$6.6 million, or 1,033%. The percentage of usage sharing revenues to which the Company is entitled, however, was substantially reduced in accordance with the terms of the July 31, 1999 cessation of the Company's primary acquisition program. The usage sharing agreement revenues are a product of current customer acquisitions and the retained customers acquired in prior quarterly periods. Pursuant to such revenue determinants, management believes that the Company's net revenues under existing usage sharing agreements will decline until such time that long distance customer acquisitions begin to increase and new usage sharing agreements are negotiated and implemented.

The Company's reported net revenues are a product of the gross revenues generated within each reporting period less the provision for chargebacks for the related reporting period, which is recorded as a direct reduction from such gross revenues. The gross revenues from royalties and long distance acquisition commissions are not subject to provision for consumer chargebacks.

The Company's gross revenues for its telecommunications products and services and related royalty income for the nine months ended August 31, 1999 and 1998 are presented below:

Gross Revenues                      Nine-months Ended
                                       August 31,
                               --------------------------       Change       Change
                                   1999          1998              $            %
                               -----------   ------------    ------------   ---------
"900" Entertainment Services   $        --   $ 50,046,532    $(50,046,532)     (100)%
Royalty income                   1,976,545             --       1,976,545       100
Club 900 products                5,888,519     20,761,480     (14,872,961)      (72)
Enhanced Services               11,165,767     32,083,111     (20,917,344)      (65)
Long distance customer
  acquisitions and usage        28,884,197     13,250,187      15,634,010       118
Cellular phone activities               --      6,130,393      (6,130,393)     (100)
Other                              113,813      1,387,015      (1,273,202)      (92)
                               -----------   ------------    ------------      -----
                               $48,028,841   $123,658,718    $(75,629,877)      (61)%
                               ===========   ============    ============      =====

The factors listed in the net revenue section, above, describing the reasons for the changes in net revenues for the nine months ended August 31, 1999, as compared to the nine months ended August 31, 1998, are directly applicable to gross revenues as well.

        The provisions for chargebacks for the Company's telecommunication product and service revenues for the nine months ended August 31, 1999 and 1998 are presented below:

Chargebacks                        Nine-months Ended
                                       August 31,
                               -------------------------      Change        Change
                                   1999         1998             $             %
                               -----------  ------------   ------------    ---------
"900" Entertainment Services   $       --   $25,741,779    $(25,741,779)     (100)%
Royalty income                         --            --              --
Club 900 products               3,401,620     7,576,622      (4,175,002)      (55)
Enhanced Services               6,313,565    13,819,242      (7,505,677)      (54)
Long distance customer
  acquisitions and usage               --            --              --
Cellular phone activities              --     1,899,871      (1,899,871)     (100)
Other                                  --       216,038        (216,038)     (100)
                               ----------   -----------    ------------      ----
                               $9,715,185   $49,253,552    $(39,538,367)      (80)%
                               ==========   ===========    ============      ====


        The substantial decrease in the provision for chargebacks is directly related to the decrease in gross revenues. The actual chargebacks incurred for services and programs which, as referred to above are no longer being marketed, are charged against the previously established reserves, with any adjustment being reflected currently.

        The Company's cost of revenues are comprised of (1) marketing costs directly associated with the procurement and retention of customers, which include direct response advertising costs, promotional costs and premium fulfillment costs, and (2) the related billing, collection and customer service costs, both of which are offset by the net revenue generated from certain premium offerings in conjunction with the marketing of other products and services.

         The Company's cost of revenues for the nine months ended August 31, 1999 and 1998 are presented below:

                                      Nine-months Ended
Cost of revenues                         August 31,
                                 --------------------------      Change        Change
                                     1999          1998            $             %
                                 ------------   -----------    ------------    ---------
Advertising, promotion and
  fulfillment costs              $ 31,572,119   $40,607,047    $ (9,034,928)      (22)%
Service Bureau fees, including
  customer service and psychic
  operators                         4,157,876    21,753,849     (17,595,973)      (81)
"900" Pay Per Call Premium
  Net revenues                     (9,028,657)   (4,905,804)     (4,122,853)      (84)
                                 ------------   -----------    ------------       ---
                                 $ 26,701,338   $57,455,092    $(30,753,754)      (54)%
                                 ============   ===========    ============       ===

        The decrease in cost of revenues is directly attributable to the Company's significantly reduced marketing efforts and related expenditures during the nine months ended August 31, 1999, when compared to the nine months ended August 31, 1998. The reduction of these costs resulted from the Company's discontinuance of marketing its enhanced services in response to the termination, by BIC, of the billing services agreement in November 1998. In addition, the Company significantly reduced its marketing efforts directed at the Company's residential long distance customer acquisition activities based on increased costs to acquire customers, associated fulfillment costs and significantly increased customer service costs. All of these factors contributed to decreased margins. Decreases in the cost of revenues were also attributable to the discontinuance of the Company's active marketing of its "900" pay per call services as a premium to potential and acquired long distance customers, and the discontinuance of the marketing of the Club 900 product, both in accordance with the ARS Agreement.

        Advertising, promotion and fulfillment costs decreased, to a lesser degree, when compared to the percentage decreases in service bureau fees during the nine months ended August 31, 1999. This resulted from the Company's intentional migration from the "900" entertainment service business. Such migration commenced late in the second quarter of fiscal 1998 (see - "Prior Year Special Charge") and was effectively completed with the consummation of the ARS Agreement in June of 1999. The "900" entertainment service activity in the first six months of fiscal 1998 accounted for substantial service bureau costs which significantly exceeded the similar service bureau costs incurred in the entire nine months ended August 31, 1999. The advertising, promotion and fulfillment costs decreased by approximately $9 million, or 22 % when compared with the prior year's nine-month period. This percentage decrease of only 22% was the result of the Company's increased marketing and fulfillment costs incurred in fiscal 1999 which related to the residential long distance customer acquisition program. These cost increases partially offset the reductions in marketing costs incurred when the Company significantly curtailed marketing expenditures for its "900" pay per call business.

        The Company's selling, general and administrative expenses ("SG&A") are comprised of compensation costs and related expenses for executive, sales, finance and general administration personnel, professional fees, insurance, rent and all other general corporate expense items.

        The Company's SG&A expenses for the nine months ended August 31, 1999 and 1998 are presented below:

                                Nine-months Ended
                                   August 31,
                            ------------------------     Change        Change
                               1999          1998           $             %
                            ----------   -----------   -----------    ---------
Selling, general and
  administrative expenses   $8,046,919   $12,363,517   $(4,316,598)      (35)%
                            ==========   ===========   ===========       ====

        The decrease in SG&A expense, in the nine months ended August 31, 1999 compared to the prior year's comparable period, is primarily attributable to the Company's reduction in personnel (and all associated costs of insurance, payroll taxes and overhead) during the period commencing September 1, 1998 and continuing into the three months ended August 31, 1999. Additional reductions in SG&A are attributable to the ARS Agreement, pursuant to which the Company (1) eliminated its media buying operation which included a staff of approximately twenty-one employees, (2) was released from continuing rent expense obligations under an assignment of a lease for the office space occupied by such media buying operation and (3) disposed of all the media buying operation's property and equipment.

The Company's other (expense) income classification for the nine months ended August 31, 1999 and 1998 are presented below:

Other (expense) income       Nine-months Ended
                                August 31,           Change        Change
                           ---------------------
                             1999        1998           $             %
                           --------   ----------   -----------    ---------
  Other (expense) income   $545,398   $1,755,851   $(1,210,453)      (69)%
                           ========   ==========   ===========       ====

        Other income (expense) primarily consisted of interest income on the Company's investments and funds held in reserve for future chargebacks escrowed by the Company's primary "900" entertainment service bureau, offset by joint venture investment write-downs and losses on fixed asset dispositions resulting from the terms of the ARS Agreement.

The Company's effective income tax rate is a result of the combination of federal income taxes at statutory rates and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 1999, the Company had cash of $18,472,306, reflecting an increase of approximately $16.3 million, when compared to the $2,123,630 in cash held at November 30, 1998.

         During the nine months ended August 31, 1999 net cash provided by operating activities was $25,259,443. The significant components resulting in the increase were collections on trade accounts receivable of approximately $21.5 million, collections on Federal income tax refunds of approximately $9 million, reductions to prepaid expenses of approximately $2.5 million and net income of approximately $2.3 million, for the nine months ended August 31, 1999, offset by payments on trade payables and chargeback reserves for the nine months ended August 31, 1999 of approximately $3.3 and $8.5 million, respectively.

         The $6,853,897 in net cash used in investing activities primarily resulted from marketable security purchases exceeding cash generated on marketable securities, which matured during the nine months ending August 31, 1999. Additional net cash used in investing activities during the three months ended August 31, 1999 amounted to $500,000, and was used to acquire an approximate three percent interest in an internet start up company. As an offset to cash used in investing activities during the three months ended August 31, 1999, the Company received approximately $250,000 in proceeds from the sale of its media departments' property and equipment.

        Cash used by investing activities during the nine months ended August 31, 1999 amounted to $2,056,870, of which $301,870 was expended for the repurchase of treasury stock and $1,755,000 was used for the redemption and subsequent retirement of 1,300,000 shares of common stock at $1.35 per share. This transaction was completed in June 1999 and is more fully described in "Consummation of Transactions Impacting Future Fiscal Periods".

        During the fiscal year ended November 30, 1997, the Company had begun to recognize substantial increases in chargebacks experienced on its "900" entertainment service revenues. As a result, two of the Company's service providers instituted a cash reserve policy. Under this cash reserve policy, the service providers withhold cash flows from carrier collections in amounts that approximate the Company's future expected chargebacks, as they relate to each service provider. As of August 31, 1999, the reserves withheld approximated
$5.9 million and are included as a component of the Company's accounts receivable. Historically, the Company has financed its working capital requirements principally through cash flow from operations and receivables financing. See "Forward Looking Information".

         Historically, the Company's primary cash requirements were to fund the cost of advertising and promotion. Due to the repositioning of the Company's operations, its primary cash requirement will be to fund overhead. Additional funds may be used in the purchasing of equipment and services in connection with the commencement of new business lines and further development of businesses currently being test marketed, as well as for investment in Internet and related direct marketing companies. The Company currently has no other plans or material commitments for capital expenditures. Under currently proposed operating plans and assumptions (including the substantial costs associated with the Company's test marketing and business development activities), management believes that projected cash flows from operations and available cash resources will be sufficient to satisfy the Company's anticipated cash requirements for at least the next twelve months. Currently, the Company does not have any long-term obligations and does not intend to incur any long-term obligations in the near future. As the Company seeks to diversify with new business ventures, as well as new telecommunication products and services, the Company may use existing cash reserves, long-term financing, or other means to finance such diversification. See "Forward Looking Information ".

CONSUMMATION OF TRANSACTIONS IMPACTING FUTURE FISCAL PERIODS

        In accordance with the Company's strategy of intentionally migrating away from its active role in the 900 pay per call business, on June 4, 1999, the Company entered into an agreement (the "ARS Agreement") with Access Resource Services, Inc. ("ARS"), pursuant to which the Company agreed to cease conducting, marketing, advertising or promoting certain "stand alone" 900 Pay-Per-Call Psychic Services described in the ARS Agreement (the "900 Psychic Services") directly or indirectly through any affiliate, until January 17, 2001. In addition, the Company agreed to cease the conduct of the media buying operation which it conducted under the name "Quintel Media" and ARS agreed to assume responsibility for the "Quintel Media" employees and for the lease of the premises used by "Quintel Media" in Fort Lauderdale, Florida, and to acquire the computer equipment and other furniture, fixtures and leasehold improvements used by "Quintel Media" at such premises. The ARS Agreement does not prohibit the Company from offering psychic and psychic-related services, provided such services are (a) not billed to the consumer as a "900" telephone billing record or (b) offered as a free premium with or adjunct to the marketing or offering of other products and services.

        In consideration for the Company's agreement to suspend the offering of the 900 Psychic Services (and for the other covenants made and obligations undertaken by the Company under the ARS Agreement), ARS and any of its affiliates offering 900 Pay-Per-Call Psychic Services agreed to pay to the Company certain royalty fees for each billable minute generated by 900 Pay-Per-Call Psychic Services on ARS' (or any of its affiliates') 900 numbers and on ARS' (or any of its affiliates) billings to membership clubs from and after the consummation of the transactions contemplated by the ARS Agreement and until January 17, 2001, all as more fully described in the ARS Agreement.

        The ARS Agreement was consummated on June 4, 1999 with an effective date of May 31, 1999. During the quarter ended August 31, 1999, the Company has recorded royalty revenue under the terms of the ARS Agreement amounting to $1,976,545, all of which has been collected as of the date of this filing. Additionally, within the three months ended August 31, 1999 the Company has received $258,808 in consideration for the sale of the media department assets discussed above. Earnings of the Company, as well as the cost of revenues associated therewith, for all future periods will be significantly impacted as a result of the consummation of the ARS Agreement, as the Company will no longer be conducting, marketing, advertising or promoting 900 Psychic Services, but will be receiving royalty fees for the ongoing usage of such 900 Psychic Services that the Company did not receive in prior periods.

See "Forward Looking Information".

PRIOR YEAR SPECIAL CHARGE

During the fiscal year ended November 30, 1998, the Company experienced decreasing margins on its "900" entertainment services, attributable to significant increases in marketing expenditures related thereto and customer chargebacks. As a result, these services were not providing positive operating results and cash flow. Consequently, during the fiscal quarter ended August 31, 1998, the Company discontinued marketing such services as an independent revenue source and began using them in conjunction with marketing the Company's other products and services, including its residential distributor program agreement with LCI International Telecom Corp., d/b/a Qwest Communications Services ("Qwest"). See " -- Residential Long Distance Customer Acquisition Services." Accordingly, as required by Statement of Financial Standards No. 121 ("FAS 121"), the Company reviewed long-lived assets, including goodwill, for impairment. The Company has evaluated the recoverability of its long-lived assets by measuring the carrying amount of the assets against projected undiscounted future cash flows associated with them. The Company determined the "900" entertainment services could not be disposed of and there was no predictable estimate of any future cash flows associated with any alternative uses. Accordingly, the Company concluded that the intangibles, primarily goodwill, associated with the Company's 1996 acquisition of the remaining 50% interest in New Lauderdale, were impaired. As such, a non-cash charge of approximately $18.5 million, which represented the remaining balance of the intangibles, primarily goodwill, was recorded at May 31, 1998. This impairment is directly responsible for the decrease in gross revenues generated from the Company's "900" entertainment services for the nine months ended August 31, 1999 of approximately

$42 million, or 84%, when compared with gross revenues of $50,046,532 recorded in the nine months ended August 31, 1998. The aforementioned decrease in the marketing of the Company's "900" entertainment service is also partially responsible for the decrease in the Company's Club 900 revenues. Such Club 900 revenues are generated by soliciting a caller to subscribe to the Company's Club 900 product while such potential Club member is conducting a live psychic call as offered through the Company's "900" entertainment services. Therefore, with the reduction in the emphasis of marketing the "900" entertainment services as an independent revenue source, a corresponding effect was the reduction in potential callers available for solicitation of the Company's Club 900 product. In accordance with the ARS Agreement, such Club 900 product revenue ceased being effective June 1, 1999.

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

        As a result of such LEC imposed billing cessation, in November 1998, the primary billing service provider for the Company's enhanced services, Billing

Information Concepts Corporation ("BIC"), terminated its arrangement with the Company for providing billing for the Company's enhanced services. BIC continues to service all data relating to post-billing adjustments to records billed prior to BIC's self-imposed billing cessation. In December 1998, the Company entered into an agreement with Federal Transtel, Inc. ("Transtel"), whereby Transtel provides the enhanced service revenue billing services previously provided by BIC. In effect, between the termination of the BIC billing service arrangement and the commencement of the billing under the agreement with Transtel (approximately two months), the Company was unable to bill for any enhanced services provided. Subsequent to this billing cessation and re-commencement of enhanced service billing with Transtel, the Company substantially discontinued marketing for new enhanced service customers, but continues to bill and provide enhanced services to the member base that was in place at the time of the billing cessation. This member base is subject to significant rates of member attrition that substantially exceed the current level of new member acquisitions. Therefore, these enhanced services cannot be expected to contribute significant amounts to future periods' net revenues and corresponding cash flows. "See Forward Looking Information". The Company had previously engaged, and continues to use, Transtel for the provision of billing and collection services in connection with the Club 900 product.

RESIDENTIAL LONG DISTANCE CUSTOMER ACQUISITION SERVICES

        During the fiscal year ended November 30, 1996, the Company entered into an agreement with AT&T Communications, Inc. ("AT&T"), whereby it marketed AT&T's long distance products. The Company terminated its strategic corporate partnership with AT&T during the first three months ended February 28, 1998. The termination resulted from modifications made by AT&T to its customer acquisition strategies which significantly reduced the Company's ability to successfully market under such strategic partnership. During the three months ended February 28, 1998 the Company recorded net revenues of approximately $4,980,000 from the AT&T strategic partnership. The Company concluded an agreement with Qwest during the three months ended February 28, 1998. The Company currently provides marketing services to Qwest primarily through outbound telemarketing and broadcast media, directed at the acquisition of residential long distance customers for Qwest. In addition to commissions paid to the Company for its successful customer acquisitions on behalf of Qwest, the agreement also calls for the Company to participate in Qwest's net revenues earned from such customer's residential long distance usage. During the nine months ended August 31, 1999, a total of $28,837,767 of net revenues was earned under such agreement with Qwest. Of this total, customer acquisition commissions accounted for $21,635,387, with the balance of $7,202,380 being attributable to usage revenues earned. During the nine months ended August 31, 1998, the Company recorded customer acquisition commissions of $12,614,219 and usage revenues of $635,968, all of which were primarily earned in 1998's second and third fiscal quarters. The first quarter of fiscal 1998 was the test marketing phase of the Qwest arrangement and accordingly the Company did not record revenue from Qwest customer acquisitions in such quarter.

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

                                     PART II

                                OTHER INFORMATION


Item 1.           Legal Proceedings.

         All of the Company's entertainment services and advertisements are reviewed by the Company's regulatory counsel, and management believes that the Company is in substantial compliance with all material federal and state laws and regulations governing its provision of "800" and "900" number entertainment services, all of its billing and collection practices and the advertising of its services and has obtained or is in the process of obtaining all licenses and permits necessary to engage in telemarketing activities. Nevertheless, on or about September 30, 1998, the Company was notified by the Federal Trade Commission ("FTC") that the FTC was conducting an inquiry into the past and present marketing practices of the Company to determine if the Company was engaging in unfair or deceptive practices. The FTC has since notified counsel for the Company that the investigation has been closed and no enforcement action will be taken. The Company has also received subpoenas to produce documents related to its marketing practices from the offices of the Attorneys General of the States of Kansas, Pennsylvania and Vermont. To date, the Company has not been subject to any enforcement actions by any regulatory authority and management believes that the inquiries of the Attorneys General will not result in any enforcement actions or claims which would have a material adverse effect on the Company. However, in the event the Company is found to have failed to comply with applicable laws and regulations, the Company could be subject to civil remedies, including substantial fines, penalties and injunctions, as well as possible criminal sanctions, which would have a material adverse effect on the Company. See "Forward Looking Information."

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

(b)      REPORTS ON FORM 8-K.

         On June 4, 1999, the Company filed a current report on Form 8-K reporting that on May 27, 1999, the Company's Board of Directors approved the Company's execution of several agreements (the "ARS Agreements") with Access Resource Services, Inc. (or the shareholders thereof), a Florida corporation ("ARS"), controlled by Steven L. Feder, a former director of the Company who resigned in January 1999, under which the Company agreed to refrain until January 17, 2001 from conducting, marketing, advertising or promoting "pay-per-call" psychic services billed as a 900 telephone record. In addition, ARS agreed to pay the Company fees based on each billable minute generated during the period June 1, 1999 to January 17, 2001 by ARS' 900 pay-per-call psychic services and a percentage fee of ARS' billings to membership clubs during such period. ARS also assumed responsibility for the media buying operation which the Company conducted from offices in Fort Lauderdale, Florida, under the name "Quintel Media."

         The foregoing is a summary of the ARS Agreements and the transactions contemplated thereby and should be read in conjunction with the ARS Agreements, copies of which are included as exhibits to the June 4, 1999 Current Report on Form 8-K.

         The Company also reported in such Form 8-K that it redeemed an aggregate of 1,300,000 shares of the Company's common stock from partnerships controlled by each of the shareholders of ARS, Messrs. Steven Feder, Peter Stolz and Thomas H. Lindsey, at a redemption price of $1.35 per share (the "Redemption").

         The transactions contemplated by the ARS Agreements, as well as the Redemption, were consummated on June 4, 1999.

         Other than the foregoing, no reports on Form 8-K were filed during the third quarter of the fiscal year ending November 30, 1999.

                           FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, words like "intend," "anticipate," "believe," "estimate," "plan" or "expect," as they relate to the Company, are intended to identify forward-looking statements. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date of this Quarterly Report, but no assurances can be given that these assumptions and expectations will prove to have been correct or that the Company will take any action that it may presently be planning. The Company is not undertaking to publicly update or revise any forward-looking statement if it obtains new information or upon the occurrence of future events or otherwise.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      QUINTEL COMMUNICATIONS, INC.


                                      By: /s/ Jeffrey L. Schwartz
                                          -----------------------
                                              Jeffrey L. Schwartz
Date:    October 15, 1999                     Chairman and CEO





                                      By: /s/ Daniel Harvey
                                          -----------------
                                              Daniel Harvey
                                              Chief Financial Officer
Date:    October 15, 1999                     (Principal Financial Officer)

Exhibit Index

EXHIBIT
NUMBER

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