Form 10-K
period 1999-11-30
QUINTEL COMMUNICATIONS INC
filed 2000-03-10
CIK 1000297

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

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-27046

                          QUINTEL COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      22-3322277
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
             ONE BLUE HILL PLAZA
            PEARL RIVER, NEW YORK                                  10965
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 620-1212

                                          TITLE OF CLASS     EXCHANGE ON WHICH REGISTERED
                                          ---------------    ----------------------------
Securities registered pursuant to         Common Stock          NASDAQ National Market
  Section 12(b) of the Act:               $.001 Par Value
Securities registered pursuant to         Common Stock
  Section 12(g) of the Act:               $.001 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding of the Registrant's common stock is 15,816,483 (as of 2/23/00). The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $53,657,000 (as of 2/23/00, based upon a closing price of the Company's Common Stock on the Nasdaq National Market on such date of $5.50).

                      DOCUMENTS INCORPORATED BY REFERENCE

None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          QUINTEL COMMUNICATIONS, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999

                               ITEMS IN FORM 10-K

                                                                         PAGE
                                                                         ----
Facing page
PART I
  Item 1.  Business....................................................     1
  Item 2.  Properties..................................................     8
  Item 3.  Legal Proceedings...........................................     8
  Item 4.  Submission of Matters to Vote of Security Holders...........     9
PART II
  Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................    10
  Item 6.  Selected Financial Data.....................................    11
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    12
  Item
     7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................   N/A
  Item 8.  Financial Statements and Supplementary Data.................    27
  Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   N/A
PART III
  Item
     10.   Directors and Executive Officers of the Registrant..........    28
  Item
     11.   Executive Compensation......................................    30
  Item
     12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    32
  Item
     13.   Certain Relationships and Related Transactions..............    33
PART IV
  Item
     14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................    34
Signatures.............................................................    36

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

ITEM 1.  BUSINESS

OVERVIEW

     During the fiscal year ended November 30, 1999, Quintel Communications, Inc. and its consolidated subsidiaries (collectively, the "Company") began the process of redefining the Company as an on-line direct marketing provider within the Internet industry, while simultaneously striving to increase shareholder value. This process included the culmination of the following events:

     - The cessation in June 1999 of the Company's legacy 900 Pay-Per-Call business.

     - The June 1999 redemption of 1.3 million shares of the Company's common stock at $1.35 per share.

     - The commencement in August 1999 of the formation of the "Quintel Network", a portfolio of strategic investments and marketing partnerships with Internet marketing companies, E-commerce retailers and service providers.

     - The launching of two Internet websites, GroupLotto.com and MultiBuyer.com, in November 1999 and December 1999, respectively.

GENERAL

     During the fiscal year ended November 30, 1999, the Company engaged in providing and marketing various telecommunications products and services, and utilized its extensive database to facilitate direct marketing services for residential long distance customer acquisition programs. The Company's revenues from the foregoing were generated through fees paid for customer acquisitions and ongoing commissions earned under revenue sharing arrangements with long distance carriers. The Company is no longer actively marketing these products or services. Nevertheless, the Company continues to collect commissions pursuant to its revenue sharing agreements.

     The Company is presently developing, operating, and entering into strategic investments with Internet-based direct marketing companies. Although the Company continues to implement its business strategy of recognizing revenues through the offering of consumer products and services, in the latter part of the fiscal year ended November 30, 1999, the Company began the process of shifting the marketing aspect of these operations to the Internet through its creation of the "Quintel Network," a portfolio of strategic marketing investments and marketing partnerships with Internet marketing companies, e-commerce retailers and service providers. Together, the companies that comprise the Quintel Network market a wide variety of products and services aimed at the consumer audience. The Company utilizes the Quintel Network's combined detailed database of profiled consumers to offer products and services via direct permission-based e-mail marketing, on-line promotions, free lottery participation offers, group aggregation buying activities and loyalty and incentive customer retention programs. See "-- Quintel Network."

     The Company, formerly known as Quintel Entertainment, Inc., was organized in 1993 under the laws of the State of Delaware.

LEC BILLED PRODUCTS AND SERVICES SEGMENT

  Enhanced Telephone Services (Terminated Service Offering)

     During the fiscal year ended November 30, 1999, the Company continued to service the subscribers of its various enhanced telephone services ("enhanced services"), principally voice mail services. The Company no longer markets this service, but continues to bill a decreasing residual membership base of approximately 33,000 customers, with the average bill approximating $11.50 per month. For the fiscal years ended November 30, 1999, 1998 and 1997, these services collectively accounted for approximately 18%, 24% and 12%, respectively, of the Company's net revenues. The Company expects a significant decrease in enhanced service revenues in future fiscal periods and a corresponding respective decrease to its percentage of total revenues as the residual customer base continues to decrease.

  Telephone Entertainment Services (Terminated Service Offering)

     During the fiscal year ended November 30, 1999, the Company offered a telephone entertainment service, which was billed on a periodic basis through club memberships ("Club 900 Product"). The Club 900 Product entitled a member to monthly entertainment services which consisted primarily of live psychic consultations designed to capitalize on the popularity of "new age" themes. "New age" refers to astrological and psychic phenomena which can be explained through the use of horoscopes, tarot card and psychic readings and prognostications. For the years ended November 30, 1999, 1998 and 1997, the Company's "900" telephone entertainment services accounted for approximately 4%, 43% and 73%, respectively, of the Company's net revenues.

     Cessation of Services

     In June 1999, the Company entered into a series of agreements (collectively, the "Transaction Agreements") pursuant to which the Company ceased offering its telephone entertainment services. Included in the Transaction Agreements is the Agreement Regarding 900 Pay-Per-Call Psychic Services (the "900 Agreement"), dated as of May 26, 1999, by and between the Company and Access Resource Services, Inc. ("ARS"), pursuant to which the Company agreed to refrain until January 17, 2001 from conducting, marketing, advertising or promoting certain "stand alone" 900 Pay-Per-Call Psychic Services described in the 900 Agreement (the "900 Psychic Services") directly or indirectly through any affiliate. In addition, the Company agreed to cease the conduct of the media buying operation which it conducted under the name "Quintel Media" and ARS agreed to assume responsibility for the "Quintel Media" employees and for the lease of the premises used by "Quintel Media" in Fort Lauderdale, Florida, and to acquire the computer equipment and other furniture, fixtures and leasehold improvements used by "Quintel Media" at such premises.

     In consideration for the Company's acceptance of the terms of the 900 Agreement, ARS and any of its affiliates offering 900 Pay-Per-Call Psychic Services and/or membership club services, agreed to pay to the Company certain royalty fees relative to such service offerings. ARS is required to pay such royalty fees from and after the consummation of the transactions contemplated by the Transaction Agreements, and until January 17, 2001. For the fiscal year ended November 30, 1999, these royalties amounted to approximately $2.8 million, or 6% of the Company's net revenues. Other than these royalty fees, the Company will not be receiving any revenue in any future fiscal years from telephone entertainment services.

          ARS is presently controlled by Steven Feder, who, until his resignation in January 1999, was a member of the Company's Board of Directors.

     Pay-Per-Call

     The live psychic entertainment services previously marketed by the Company permitted callers to engage in live one-on-one conversations with psychic operators and to receive personalized information responsive to the caller's requests. For the years ended November 30, 1998 and 1997, the Company's live conversation "900" entertainment services accounted for approximately 26% and 67% of the Company's net revenues, respectively. The Company did not recognize any revenues from this service during the fiscal year ended November 30, 1999 as a result of the Company's termination of providing this service as an independent revenue source in 1998.

     During 1998, the Company experienced decreasing margins on its "900" entertainment services, attributable to significant increases in marketing expenditures related thereto and customer chargebacks. As a result, these services were not providing positive operating results and cash flow. Consequently, during the quarter ended August 31, 1998, the Company terminated the marketing of such services as an independent revenue source and began using them in conjunction with marketing the Company's other products and services, including its residential distributor program agreement with LCI International Telecom Corp., d/b/a Qwest Communications Services ("Qwest"). See " -- Customer Acquisition Services Segment." Accordingly, as required by Statement of Financial Standards No. 121 ("FAS 121"), the Company reviewed long-lived assets, including goodwill, for impairment. The Company evaluated the recoverability of its long-lived assets by measuring the carrying amount of the assets against projected undiscounted future cash flows associated with them. The Company determined that the "900" entertainment services could not be disposed of and there was no predictable estimate of any future cash flows associated with any alternative uses. Accordingly, the Company concluded that the intangibles, primarily goodwill, associated with the Company's 1996 acquisition of the remaining 50% interest in the limited liability company New Lauderdale, L.C., were impaired. As such, a non-cash charge of approximately $18.5 million, representing the remaining balance of the intangibles, primarily goodwill associated with the New Lauderdale acquisition, was recorded at May 31, 1998.

     Access Resource Services, Inc.

     Access Resource Services, Inc. and its subsidiaries and affiliates (collectively, "ARS"), provided the Company with substantially all of its psychic operators. ARS monitored and supervised the quality of independent psychic operators provided to the Company. The Company paid ARS a per-minute fee based on caller connection time. For the years ended November 30, 1999 (until the Company ceased marketing its telephone entertainment services pursuant to the consummation of the Transaction Agreements in June 1999), 1998 and 1997, the Company paid aggregate fees of approximately $1,019,000, $7,600,000 and $24,300,000, respectively, to ARS for such services.

CUSTOMER ACQUISITION SERVICES SEGMENT

  Residential Long Distance Customer Acquisition Services (Terminated Service Offering)

     The Company concluded an agreement with the long distance carrier LCI International Telecom Corp., d/b/a Qwest Communications Services ("Qwest"), in the first quarter of fiscal 1998, pursuant to which the Company provided marketing services to Qwest, primarily through outbound telemarketing and broadcast media, directed at the acquisition of residential long distance customers for Qwest. In addition to commissions paid to the Company for its successful customer acquisitions on behalf of Qwest, the agreement also called for the Company to participate in Qwest's net revenues earned from such acquired customers' residential long distance usage.

     From the time a customer authorized the Company to switch its long distance telephone carrier to Qwest, the Company, Qwest, and the local exchange carriers (the "LECs") conducted extensive screening processes to ensure such authorizations were clear and unambiguous. This was done to prevent claims of "slamming," the process whereby a customer's telephone company is switched without that customer's authorization. As a result of this heavy screening process, revenues generated from these residential long distance customer acquisition services were virtually unencumbered by chargebacks.

     In November 1999, Qwest informed the Company that the customers being acquired for it by the Company were not remaining Qwest customers long enough to justify the acquisition costs Qwest was required to pay the Company, and, accordingly, the Company should no longer solicit customers on Qwest's behalf. Therefore, the Company will not realize any revenues from customer acquisitions in future fiscal years, but will continue to be entitled to participate in Qwest's net revenues earned from an acquired customer's future long distance usage. Of the approximately $30.7 million of net revenues generated in the fiscal year ended November 30, 1999 as a result of the Qwest agreement, approximately $21.6 million were a result of successful customer acquisitions and approximately $9.1 million resulted from long distance usage participation.

     Prior to the Company's agreement with Qwest, the Company was a party to an agreement with AT&T Communications, Inc. ("AT&T"), whereby it marketed AT&T's long distance products. The Company commenced significant marketing efforts under this agreement in the first quarter of fiscal 1997. The Company terminated its strategic corporate partnership with AT&T late in the first quarter of fiscal 1998.

     During the fiscal year ended November 30, 1999, the net revenues generated as a result of the Company's agreement with Qwest were approximately $30.7 million, or approximately 72% of the Company's total net revenues during such period. During the fiscal year ended November 30, 1998, the net revenues generated as a result of the Company's agreement with Qwest (which commenced in February 1998) and AT&T (which terminated in January 1998) were approximately $18.7 million and $5.4 million, respectively, aggregating approximately $24.1 million for the entire fiscal year ended November 30, 1998, or approximately 26% of the Company's total net revenues during such period. During the fiscal year ended November 30, 1997, the net revenues generated by the Company's strategic corporate partnership with AT&T were approximately $26,300,000, or 14% of the Company's total net revenues during such period.

  Other Customer Acquisition Products and Services (Terminated Product and Service Offering)

     The Company offered other various customer acquisition products and services during the fiscal year ended November 30, 1998, including prepaid cellular telephone products and services. The Company was also involved in a co-venture agreement with Paradigm Direct, Inc., whereby such venture acquired conventional cellular phone customers, primarily through outbound telemarketing, for the operation regions of both AT&T Wireless Services of Florida and AT&T Wireless Services of Paramus, New Jersey. All of such other customer acquisition products and services, when aggregated, accounted for approximately 6.6% of the Company's net revenues during the fiscal year ended November 30, 1998. The Company did not offer any of the foregoing products or services in 1999, and as of November 30, 1998, the Company sold its interest in the Paradigm venture to its co-venturer.

E-COMMERCE SEGMENT

  Quintel Network (Continuing Product and Service Offering)

     During the latter part of the fiscal year ended November 30, 1999, the Company began the implementation of its strategy to create the Quintel Network, a portfolio of marketing partnerships and strategic investments with Internet marketing companies, E-commerce retailers and service providers, to allow for the on-line marketing of different products and services to a detailed database of profiled consumers.

     Database Growth and Expansion

     The first step in creating the Quintel Network was to grow the Company's already extensive profiled consumer database. Towards this end, the Company has made strategic investments in several companies. In tandem with each of these investments, the Company entered into marketing agreements, entitling the Company access to these entities' proprietary e-mail databases and other marketing data. The entities in which the Company made these strategic investments (and to whose databases the Company gained access) include the following:

     - SkyMall, Inc., a publicly-traded company (Nasdaq-SKYM) with access to e-mail addresses and other marketing information for over 3 million consumers, that utilizes its website, SkyMall.com, and exclusive agreements with several airline carriers and travel partners to offer a wide array of products from a variety of vendors.

     - Itarget.com, Inc. is a permission based direct e-mail marketing company with over 1 million members that have given their consent to be marketed for various products and services.

     - The Innovation Factory, Inc., a development stage company, intends to provide business development support, state of the art infrastructure and necessary capital to promising new companies.

     - GenerationA.com, Inc. provides Internet and other computer related products and services to the over-50 generation.

     - AtYourBusiness.com, Inc. provides a full-range of support services for small businesses, including assistance with human resources, payroll, office management and growth management.

     - Montvale Management, LLC provides a full range of on-line mortgage products and services to homeowners.

The Company is also acquiring additional marketing information from traffic attracted to GroupLotto.com and MultiBuyer.com, two websites created by a subsidiary of the Company.

     - GroupLotto.com -- This website permits Internet users to play the lottery free in exchange for providing their e-mail addresses. Players can win a $2,000,000 jackpot by selecting the winning lottery numbers. GroupLotto.com accommodates the public's interest in free lotteries by offering the opportunity to participate in multiple weekly drawings at no cost, while simultaneously serving as a valuable marketing information source for the Company's other Internet activities. The Company has obtained contingent prize based insurance for the first $1 million jackpot payout.

     - MultiBuyer.com -- This website is an online retail location where buyers consolidate their purchasing power for a variety of offered products and services and reap the benefits of reduced sales prices that generally correlate to bulk purchases. On-line consumers can select the price that they want to pay for a particular product or service. For the majority of "MultiBuys," as the number of buyers for that product or service increases, the asking price for the product or service decreases, until a large enough number of purchasers are accumulated to allow the seller to deliver such product at the buyers' asking price.

Based on the foregoing alliances that comprise the Quintel Network, the Company estimates that it presently has access to in excess of 5 million opt-in e-mail addresses.

     Marketing of Products and Services

     The second step in creating the Quintel Network is to utilize the extensive database accumulated by the Quintel Network to generate revenue. The Company believes this can be achieved by acquiring the right to market a wide array of products and services to the large potential customer base that comprises the Company's database. Towards this end, the Company recently entered into marketing agreements with several different companies for the marketing of a wide variety of products and services.

     These include:

     - Cellstar, Ltd., d/b/a Echostar, providers of the DISH 500 Satellite TV System and service.

     - SunDial Marketplace Corporation, providers of wireless telecommunications services from AT&T, Cellular One, AllTel, OmniPoint and Airtouch, as well as cellular handsets and accessories from Nokia, Motorola, Qualcomm, Ericcson and Sony.

     - NextCard, Inc., which offers instant on-line approval for the NextCard(R) Visa(R).

     - GTC Telecom Corp., which offers 5 cent per minute long distance services.

     - Mortgage.com, Inc., providers of various on-line mortgages and other programs geared toward the homeowner.

     - LCS Golf, Inc. (Nasdaq -- LCSGE), a company that offers golf related products and services via its website, GolfUniverse.com.

CORPORATE AND OTHER

  Other Products and Services (Terminated Product and Service Offering)

     The Company offered other various products and services during the fiscal year ended November 30, 1999, including telephone security equipment, list rentals and financial information services. All of the foregoing other products and services, when aggregated, accounted for less than 1.0% of the Company's net revenues during the fiscal year ended November 30, 1999 and 1998.

SERVICE BUREAUS AND LOCAL EXCHANGE CARRIERS

     West TeleServices Corporation ("West") and Federal Transtel, Inc. ("Transtel") have been the Company's primary providers of billing and collection services in connection with the Company's LEC billed product and service segment. This segment includes telephone entertainment products and services, including the "900" pay-per-call royalty payments, Club 900 Products and voice mail services. These billing service providers are the conduits between the Company and the LECs. In addition, West provides other services, including call processing, inbound and outbound telemarketing and production of pre-recorded programs.

     In November 1998, three of the LECs, Ameritech Corp., Bell Atlantic Corp. and SBC Communications, Inc., refused to bill customers for enhanced services provided by the Company. This was a result of what the LECs claim was excessive complaints by customers for "cramming" (unauthorized charges billed to a customer's phone bill) against the Company and its affiliates. This billing cessation effectively prevented the Company from selling its enhanced services in those areas serviced by such LECs. The remaining LECs did not alter their billing practices for the Company's services and the Company continued to offer its enhanced services in those areas through Transtel for the fiscal year ended November 30, 1999.

     As a result of such LEC imposed billing cessation, in November 1998, the primary billing service provider for the Company's enhanced services, Billing Information Concepts Corporation ("BIC"), terminated its arrangement with the Company for providing billing for the Company's enhanced services. BIC continued to service all data relating to post-billing adjustments to records billed prior to BIC's self-imposed billing cessation. In December 1998, the Company entered into an agreement with Transtel, whereby Transtel provided the billing services previously provided by BIC. In effect, between the termination of the BIC billing service arrangement and the commencement of billing under the agreement with Transtel (approximately two months), the Company was unable to bill for any enhanced services provided.

COMPETITION

     The company faces intense competition in the marketing of its products and services, particularly on the Internet. Many of the Company's competitors are well established, have reputations for success in the development and marketing of services and have significant financial, marketing, distribution, personnel and other resources. These financial and other capabilities permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets and introduce new services.

     In addition, because the Internet and e-commerce have no substantial existing barriers to entry, competition is expected to continue to increase significantly in the Company's target markets. The Company expects that direct marketing companies that have developed or are developing new on-line marketing strategies, as well as direct marketing companies using traditional media outlets and other companies that have the expertise to allow the development of direct marketing capabilities, may attempt to provide the products or services similar to those provided by the Company. It is also possible for a small company to introduce a service or program with limited financial and other resources through the use of the Internet or third-party agencies.

INSURANCE

     The Company may be subject to substantial liability as a result of claims made by consumers arising out of services provided by the Company's servicing contractors and their employees. The Company maintains a general liability insurance policy that is subject to a per occurrence limit of $1,000,000 with a $2,000,000 aggregate limit and an umbrella policy covering an additional $10,000,000 of liability. In addition, the Company has errors and omissions insurance with a limit of $5,000,000. The Company also maintains Directors and Officers liability insurance policies providing aggregate coverage of $12,000,000 for legal costs and claims. Such insurance may not be sufficient to cover all potential future claims and additional insurance may not be available in the future at reasonable costs.

GOVERNMENT REGULATION

     On September 30, 1998, a letter was received from the Division of Marketing Practices of the Federal Trade Commission (the "FTC") initiating an inquiry into whether the Company has engaged in any unlawful marketing practices. In response to the letter, documents were supplied to the Division by the Company and the Company's regulatory counsel has held informational meetings with staff of the FTC. The Company's regulatory counsel has been notified by the staff of the FTC that the investigation has been terminated and no action would be instituted against the Company.

     In recent months, the Company's regulatory counsel has responded to inquiries or subpoenas from the attorneys general of Vermont, Pennsylvania and Kansas concerning the Company's marketing practices. In the more than seven months since the information was sent to Kansas, there has been no follow-up. Similarly, information was sent to Pennsylvania more than four months ago. Recently, Pennsylvania requested additional information, but there has been no other action by that office. The information was furnished to Vermont only recently, and the Company continues to discuss Vermont's request for additional data.

     The Company recently has been asked to enter into a voluntary cease and desist agreement with the Montgomery County (Maryland) Department of Housing and Consumer Affairs. The genesis of this request were certain consumer complaints about 900 services and club products dating from 1997 and 1998 that were addressed at that time. In early 1999, that office requested additional information from the Company, but when the Company asked to discuss the request, the county office did not respond and was not in contact with the Company until early 2000, when it presented the cease and desist agreement. The Company has advised the county office that it has not engaged in 900 or other psychic services since May 1998, and has asked the county office to reconsider its request that the Company enter into any agreement.

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

THE YEAR 2000 PROBLEM

     The Company's comprehensive review and preparedness programs for the Y2K concerns yielded favorable results. The Company experienced no problems with its computer programs or equipment. Additionally, the Company's reliance on third parties for the operation of the Company's day to day operations experienced no problems.

EMPLOYEES

     The Company currently employs 18 full-time employees, including four executive officers, all of whom are located at the Company's executive offices in Pearl River, New York. The Company believes that its relations with its employees are satisfactory. None of the Company's employees are represented by a union.

SEGMENT INFORMATION

     Segment information is set forth in Note 12 to the Consolidated Financial Statements referred to in the "Financial Statements and Supplementary Data" section hereof and incorporated herein by reference.

TRANSACTIONS WITH MAJOR CUSTOMERS

     Transactions with major customers and related economic dependence information is set forth under the heading "Transactions with Major Customers" in Note 1 to the Consolidated Financial Statements referred to in the "Financial Statements and Supplementary Data" section hereof and incorporated herein by reference.

ITEM 2.  PROPERTIES

     The Company leases approximately 15,000 square feet of space at One Blue Hill Plaza, Pearl River, New York, all of which is currently used for the Company's principal executive offices. The lease for such premises expires on July 31, 2006. The current base rent is $21,875 per month, which amount increases to $26,875 per month commencing on August 1, 2001, for the remainder of the term of the lease.

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

     On September 18, 1998, the District Court ordered that the three actions be consolidated, appointed a group of lead plaintiffs in the consolidated actions, approved the lead plaintiffs selection of counsel for the purported class in the consolidated actions, and directed the lead plaintiffs to file a consolidated complaint. The consolidated and amended class action complaint ("Consolidated Complaint") which has been filed asserts the same legal claims based on essentially the same factual allegations as did the Complaints. On February 19, 1999, the Company and the Individual Defendants filed a motion to dismiss the Consolidated Complaint. The District Court has denied the motion to dismiss. The Company and the Individual Defendants have answered the Consolidated Complaint, denying all liability and raising various affirmative defenses. Discovery has commenced. The Company believes that the allegations in the Complaints are without merit, and intends to vigorously defend the consolidated actions. The Company maintains Directors and Officers liability insurance which the Company believes adequately covers damages, if any, that may arise under the

Complaints. No assurance can be given, however, that the outcome of the consolidated actions will not have a materially adverse impact upon the results of operations and financial condition of the Company. See "Forward Looking Information May Prove Inaccurate".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     A Proxy Statement was mailed on or about August 23, 1999 to shareholders of record of the Company as of August 20, 1999 in connection with the Company's 1999 Annual Meeting of Shareholders, which was held on September 21, 1999 at the Company's executive offices, One Blue Hill Plaza, Pearl River, New York. At the Meeting, the shareholders voted on three matters and all of such matters were approved.

     The first matter was the election of the members of the Board of Directors. The eight directors elected and the tabulation of the votes (both in person and by proxy) were as follows:

NOMINEES FOR DIRECTORS         FOR          AGAINST      WITHHELD
----------------------      ----------      -------      --------
Jeffrey L. Schwartz         13,367,682      386,394         0
Jay Greenwald               13,367,682      386,394         0
Andrew Stollman             13,367,682      386,394         0
Michael G. Miller           13,367,682      386,394         0
Murray L. Skala             13,367,682      386,394         0
Mark Gutterman              13,367,682      386,394         0
Edwin Levy                  13,367,682      386,394         0
Lawrence Burstein           13,367,682      386,394         0

     There were zero (0) broker held non-voted shares represented at the Meeting with respect to this matter.

     The second matter upon which the shareholders voted was the proposal to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as independent certified public accountants for the Company for 1999. The tabulation of the votes (both in person and by proxy) was as follows:

   FOR      AGAINST   ABSTENTIONS
----------  -------   -----------
13,735,326  16,400       2,354

     There were zero (0) broker held non-voted shares represented at the Meeting with respect to this matter.

     The third matter upon which the shareholders voted was the proposal to ratify and approve the Company's Second Amended and Restated 1996 Stock Option Plan (the "Second Amended Plan"), amending the Company's Amended and Restated 1996 Stock Option Plan by increasing the maximum number of shares of the Company's Common Stock for which stock options may be granted under the Second Amended Plan from 1,850,000 to 2,850,000 shares. The tabulation of the votes (both in person and by proxy) was as follows:

   FOR     AGAINST   ABSTENTIONS
---------  -------   -----------
9,648,758  800,000      12,300

     There were 3,292,958 broker held non-voted shares represented at the Meeting with respect to this matter.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION

     Since December 1995, the Company's Common Stock has traded on the Nasdaq National Market System under the symbol "QTEL". The following table sets forth the high and low sales prices of the Common Stock as reported by NASDAQ for each full quarterly period within the two most recent fiscal years.

                                                               HIGH        LOW
                                                              -------    --------
Fiscal Year Ended November 30, 1999
  First Quarter.............................................  $ 2.875    $ 1.0625
  Second Quarter............................................     2.75     0.78125
  Third Quarter.............................................    1.875      1.1875
  Fourth Quarter............................................    8.625        1.50

Fiscal Year Ended November 30, 1998
  First Quarter.............................................  $  7.00    $ 3.8125
  Second Quarter............................................     6.50        5.25
  Third Quarter.............................................   5.6875        1.50
  Fourth Quarter............................................     3.25      1.5625

SECURITY HOLDERS

     To the best knowledge of the Company, at February 23, 2000, there were 69 record holders of the Company's Common Stock. The Company believes there are numerous beneficial owners of the Company's Common Stock whose shares are held in "street name."

DIVIDENDS

     Except for S corporation distributions made to the Company's stockholders prior to December 5, 1995 (the effective date of the initial public offering of the Company's Common Stock), the Company has not paid, and has no current plans to pay, dividends on its Common Stock. The Company currently intends to retain all earnings for use in its business.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected historical financial data of the Company for each of the years in the five year period ended November 30, 1999. The financial data set forth should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company.

                                                            YEAR ENDED NOVEMBER 30,
                                     ---------------------------------------------------------------------
                                        1999           1998           1997          1996          1995
                                     -----------   ------------   ------------   -----------   -----------
STATEMENT OF OPERATIONS DATA:
Net revenue........................  $42,839,840   $ 94,690,251   $191,374,936   $86,666,768   $50,501,266
Costs of sales.....................   26,952,097     80,037,115    149,821,363    64,661,256    36,732,610
Gross profit.......................   15,887,743     14,653,136     41,553,573    22,005,512    13,768,656
Selling, general and administrative
  expenses.........................   10,881,156     34,049,435     18,880,769    10,159,226     3,467,008
                                     -----------   ------------   ------------   -----------   -----------
Income (loss) from operations......    5,006,587    (19,396,299)    22,672,804    11,846,286    10,301,648
Interest expense...................      (70,701)      (186,218)       (80,763)     (473,289)     (334,318)
Other income, net..................    1,446,494      2,212,435      1,841,356       760,413       485,250
Equity in earnings of joint
  venture..........................                                                4,939,653     2,860,304
                                     -----------   ------------   ------------   -----------   -----------
Income (loss) before provision for
  income taxes (benefit)...........    6,382,380    (17,370,082)    24,433,397    17,073,063    13,312,884
Provision for income taxes
  (benefit)........................    2,458,520       (417,464)    10,069,616     4,898,633       220,335
                                     -----------   ------------   ------------   -----------   -----------
Net income (loss)..................  $ 3,923,860   $(16,952,618)  $ 14,363,781   $12,174,430   $13,092,549
                                     ===========   ============   ============   ===========   ===========
Income before pro forma tax
  provision........................                                                            $13,312,884
Pro forma income tax provision.....                                                              5,633,116
                                                                                               -----------
Pro forma net income...............                                                            $ 7,679,768
                                                                                               ===========
Basic net income (loss) per
  share............................  $       .26   $      (1.00)  $        .77   $       .76
                                     ===========   ============   ============   ===========
Diluted net income (loss) per
  share............................  $       .26   $      (1.00)  $        .76   $       .76
                                     ===========   ============   ============   ===========
Pro forma net income per share --
  basic............................                                                            $       .64
                                                                                               ===========
Pro forma net income per share --
  diluted..........................                                                            $       .64
                                                                                               ===========
Common Shares outstanding
  Basic............................   15,119,610     17,034,531     18,560,064    16,145,445    12,000,000
  Diluted..........................   15,241,662     17,034,531     18,878,790    16,124,743    12,000,000

BALANCE SHEET DATA:
Working capital....................  $36,789,213   $ 34,138,388   $ 43,674,688   $25,423,442   $ 3,217,627
Total assets.......................   57,277,279     64,413,144    115,998,776    79,029,547    16,969,956
Total liabilities..................   17,391,001     27,731,000     52,292,478    31,294,614    10,938,881
Stockholders' equity...............   39,886,278     36,682,144     63,706,297    47,734,933     6,031,075

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Current Fiscal Year Developments

     During the fiscal year ended November 30, 1999, Quintel Communications, Inc. and its consolidated subsidiaries (collectively, the "Company") began the process of redefining the Company as an on-line direct marketing provider within the Internet industry, while simultaneously striving to increase shareholder value. This process included the culmination of the following events:

     - The cessation in June 1999 of the Company's legacy 900 Pay-Per-Call business.

     - The June 1999 redemption of 1.3 million shares of the Company's common stock at $1.35 per share.

     - The commencement in August 1999 of the formation of the "Quintel Network", a portfolio of strategic investments and marketing partnerships with Internet marketing companies, E-commerce retailers and service providers.

     - The launching of two Internet websites, GroupLotto.com and MultiBuyer.com, in November 1999 and December 1999, respectively.

Prior to the commencement of the Company's strategic marketing redefinition of this Internet initiative, all of the Company's products and services were sold with the use of conventional marketing channels, specifically television broadcast media, telemarketing, direct-mail and print advertising. The Company's Internet initiative, and its underlying business plan and strategy, have caused the Company to terminate the marketing of its legacy products and services, which had previously been conducted within its LEC Billed products and services segment, and its Customer Acquisition services segment. This Company-wide redefinition should be considered when using the Company's historical results in evaluating the possibilities of future operations, cash flows and financial position.

  General

     During the fiscal year ended November 30, 1999, the Company was engaged in providing and marketing various telecommunications products and services, and utilizing its extensive database to facilitate direct marketing services for residential long distance customer acquisition programs. The Company's revenues from the foregoing were generated through fees paid for customer acquisitions and ongoing commissions earned under revenue sharing arrangements with long distance carriers. The Company is no longer actively marketing these products or services. Nevertheless, the Company continues to collect commissions pursuant to its revenue sharing agreements. Additionally, the Company continued to service and bill its residual voice mail service customer base in the year ended November 30, 1999. The active marketing of the voice mail service was terminated in November 1998.

     The Company's present focus, and entire resource base, is involved with developing, operating, and entering into strategic investments with Internet-based direct marketing companies. The Company continues to recognize revenues through the offering of consumer products and services, but in the latter part of the fiscal year ended November 30, 1999, the Company began the process of shifting the marketing aspect of these operations to the Internet. As part of this process, the Company created the "Quintel Network," a portfolio of strategic marketing investments and marketing partnerships with Internet marketing companies, E-commerce retailers and service providers. Together, the companies that comprise the Quintel Network market a wide variety of products and services aimed at the consumer audience. (See "-- Quintel Network.")

     The Company's LEC Billed products and services segment, which historically included revenues from voice mail services and telephone entertainment services (principally comprised of psychic related 900 pay-per-call and club products and services), are billed and collected through the use of service bureaus, which act as conduits for the Local and Long Distance Exchange Carriers. The Company's Customer Acquisition services segment, which has historically included revenues from residential long distance customer acquisi-tions and related usage royalties, as well as prepaid and conventional cellular phone customer acquisition services, were billed to and collected directly from the parties to the agreements, and did not require service bureau intervention. Historically, the services offered by the Company have evolved based on changing consumer tastes, as well as the impact of telephone company billing practices, governmental regulation, and most recently, the Internet.

     Revenue from the Company's LEC Billed products and services segment's voice mail and club product components have historically been recognized, net of an estimated provision for customer chargebacks (which include refunds and credits), as customers automatically renewed their monthly subscriptions. In regard to the Company's LEC Billed products and services segment's telephone entertainment services component, which consisted principally of the 900 pay-per-call activities, up to and including May 31, 1998 (see "-- Prior Year Special Charges"), the Company recognized revenues from the telephone entertainment services at the time the customer initiated a billable transaction, net of an estimated provision for customer chargebacks.

     In the case of its legacy revenues earned within its LEC Billed product and service segment, the Company historically estimated the reserve for customer chargebacks monthly, based on updated chargeback history, with any resulting adjustments being charged against current revenue. The Company estimated chargebacks and other provisions for new products and services without a previous operating history, based on currently available experience with similar products and services, and adjusted such estimates as further information became available. Since reserves were established prior to the periods in which chargebacks were actually expended, the Company's revenues may be adjusted in later periods in the event that the Company's incurred chargebacks vary from the estimated amounts.

     Revenues from the Company's Customer Acquisition services segment were recorded upon the achievement of certain events particular to the corresponding program's fulfillment liability. Subsequent to the delivery of the initial sales record to the respective long distance carrier, the Company may have been required to provide to the customer certain products and services (fulfillment liability), such as prepaid cellular telephones and/or complimentary airline ticket redemption vouchers. These costs were estimated and accrued, as a component of marketing expense, at the time the associated revenues were recorded. This estimation is adjusted to actual amounts in subsequent periods. There were no chargebacks from the Company's long distance customer acquisition programs. The conventional cellular and prepaid cellular phone customer acquisition programs were impacted by chargebacks in the years in which they were in operation, principally in the fiscal year ended November 30, 1998.

     Revenues from the Company's E-commerce segment for the year ended November 30, 1999 were immaterial, although such revenues are expected to comprise the majority of future fiscal period revenues. Such subsequent period E-commerce revenues will be recognized upon the completion of the performance of all of the Company's obligations to a customer or vendor relative to the particular activity, including delivery of products or services, delivery of advertising impressions, recording of all product costs, discounts and fulfillment obligations, and the recording of all other variable direct costs associated with completing the Company's obligation to the customer or vendor. Such revenue recognition will be subject to traditional provisions for returns and collection losses.

     The Company offered various other products and services, principally telephone security equipment, list rental and financial information services, in the fiscal years ended November 30, 1999, 1998 and 1997. These revenues are included in the Company's Corporate and other segment reporting category, and in the three years ended November 30, 1999, comprised an immaterial portion of the Company's total net revenues.

TRANSACTION WITH MAJOR CUSTOMER AND TERMINATION OF ECONOMIC DEPENDENCE

     Revenues from the Company's Customer Acquisition service segment were earned entirely from the "Residential Distributor Program Agreement" with Qwest. Such revenues accounted for approximately $30.7 million, 72% of the Company's total revenue. In November 1999, Qwest informed the Company that the customers being acquired for it by the Company were not remaining Qwest customers long enough to justify the acquisition costs Qwest was required to pay the Company, and, accordingly, the Company should no longer solicit customers on Qwest's behalf. Therefore, the Company will not realize any revenues from customer acquisitions in future fiscal years, but will continue to be entitled to participate in Qwest's net revenues earned from an acquired customer's future long distance usage.

SEGMENT INFORMATION

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as of November 30, 1999. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company, but did require the Company to disclose its "management" approach determined segments. The Company's segments operate exclusively in the United States with an immaterial portion of revenue earned in Canada during the three fiscal years ended November 30, 1999.

     The Company's reportable operating segments are aligned into three fundamental areas: (1) Products and Services billed to consumers by Local Exchange Carriers (LEC Billed products and services), (2) Customer Acquisition Services billed directly to long distance carriers and wireless carriers (Customer Acquisition services) and (3) Internet Commerce billed directly to consumers and vendors (E-commerce). The balance of the Company's operations are immaterial, both individually and in the aggregate, and are included as part of Corporate and other. This business segment delineation is consistent with the Company's management and financial reporting structure based on products and services.

RESULTS OF OPERATIONS

     The Company's net revenues, on a segmental basis, and with disclosure of the individual segment components, for each of the three years in the period ended November 30, 1999 are detailed in the following tables:

  Segment Data -- Net revenues in total

                                                                    NET REVENUE
                                                     ------------------------------------------
YEAR ENDED NOVEMBER 30,                                 1999           1998            1997
-----------------------                              -----------    -----------    ------------
LEC Billed products and services...................  $11,975,622    $64,002,365    $163,010,663
Customer Acquisition services......................   30,687,009     30,364,096      27,163,621
E-commerce.........................................        7,634             --              --
Corporate and other................................      169,575        323,790       1,200,652
                                                     -----------    -----------    ------------
  Total............................................  $42,839,840    $94,690,251    $191,374,936
                                                     ===========    ===========    ============

  Segment Data -- Net Revenues, by segment component

YEAR ENDED NOVEMBER 30,                                 1999           1998            1997
-----------------------                              -----------    -----------    ------------
LEC BILLED PRODUCTS AND SERVICE COMPONENTS
"900" Entertainment Services.......................  $        --    $24,505,994    $128,925,620
"900" Entertainment Service termination
  royalties........................................    2,769,169             --              --
Club 900 Products..................................    1,693,373     16,418,901      11,305,734
Enhanced Services, principally voice mail..........    7,513,080     23,077,470      22,779,309
                                                     -----------    -----------    ------------
  Total LEC Billed products and services...........  $11,975,622    $64,002,365    $163,010,663
                                                     ===========    ===========    ============

YEAR ENDED NOVEMBER 30,                                 1999           1998            1997
-----------------------                              -----------    -----------    ------------
CUSTOMER ACQUISITION SERVICE COMPONENTS
Qwest and AT&T Long distance customer
  acquisitions.....................................  $30,687,009    $24,104,551    $ 26,489,559
Conventional Cellular phone customers
  acquisitions.....................................           --      4,558,478           9,380
Prepaid Cellular phone customer acquisitions.......           --      1,701,067         664,682
                                                     -----------    -----------    ------------
  Total Customer Acquisition services..............  $30,687,009    $30,364,096    $ 27,163,621
                                                     ===========    ===========    ============
TOTAL E-COMMERCE...................................  $     7,634    $        --    $         --
                                                     ===========    ===========    ============
CORPORATE AND OTHER COMPONENTS
Miscellaneous products, list revenue and other.....  $   169,575    $   323,790    $  1,200,652
                                                     ===========    ===========    ============

     The following table sets forth for the periods indicated the percentage of net revenues represented by certain items reflected in the Company's statement of income.

                                                              YEAR ENDED NOVEMBER 30,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Net Revenue.................................................  100.0%   100.0%   100.0%
                                                              -----    -----    -----
Cost of Sales...............................................   62.9     84.5     78.3
Gross Profit................................................   37.1     15.5     21.7
Selling, general and administrative expenses................   25.4     15.2      9.9
Special charges.............................................    0.0     20.8        0
  Interest Expense..........................................    0.2      0.2      0.0
  Other Income, principally interest........................    3.4      2.3      1.0
Net Income (loss)...........................................    9.2    (17.9)     7.5

     The following is a discussion of the financial condition and results of operations of the Company for the years ended November 30, 1999, 1998 and 1997. This discussion may contain forward looking-statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. This discussion should be read in conjunction with the consolidated financial statements of the Company, the notes thereto and other financial information included elsewhere in this report.

YEAR ENDED NOVEMBER 30, 1999 COMPARED TO YEAR ENDED NOVEMBER 30, 1998

     The Company's net revenues for its segmental operations for the year ended November 30, 1999 and 1998 are presented below:

  Net revenues -- by segment

                                           NET REVENUE
                                    --------------------------    CHANGE-INC(DEC)    CHANGE-INC(DEC)
YEAR ENDED NOVEMBER 30,                1999           1998              $$$                %%%
-----------------------             -----------    -----------    ---------------    ---------------
LEC Billed products and
  services........................  $11,975,622    $64,002,365     $(52,026,743)           (81)%
Customer Acquisition services.....   30,687,009     30,364,096          322,913              1%
E-commerce........................        7,634             --            7,634            100%
Corporate and other...............      169,575        323,790         (154,215)           (48)%
                                    -----------    -----------     ------------            ---
  Total...........................  $42,839,840    $94,690,251     $(51,850,411)           (55)%
                                    ===========    ===========     ============            ===

     Net Revenue for the year ended November 30, 1999 decreased $51,850,411, or 55%, when compared to the year ended November 30, 1998. The significant portion of the decrease in net revenues occurred in the Company's LEC Billed products and services segment. The individual components of such decrease are described below. The decrease was partially attributable to reductions in the Company's enhanced service revenues of approximately $15.6 million, or 67%, when compared with the prior year. This decline in enhanced service net revenue was the direct result of the Company discontinuing the active marketing of such services in response to the November 1998 billing service agreement termination by Billing Information Concepts, Inc.("BIC"), the Company's primary enhanced service billing agent at that time. The Company continued to bill and provide enhanced services to the member base that was in place at the time of the billing cessation (approximately 500,000 subscribers). During the year ended November 30, 1999, the Company recognized an approximate 93% reduction in such residual member base. As a result of the termination of enhanced service marketing and the above-referenced attrition rate, management believes that the enhanced service portion of the Company's net revenues will continue to decline, and be an immaterial component thereof, in the fiscal year ending November 30, 2000. (See "-- Service Bureau and Local Exchange Carriers").

     The decrease in the LEC Billed product and service segment net revenue was due also, in part, to reductions in the Company's Club 900 product net revenues of approximately $14.7 million, or 90%, when compared with the year ended November 30, 1998. The significant cause of such reduction in Club 900 net revenues relates to (i) an agreement entered into between the Company and Access Resources Services, Inc. ("ARS"), which eliminated the Company's active participation in the "900" pay per call business (the "ARS Agreement"), and (ii) the Company's intentional migration away from the "900" entertainment service business (which was the exclusive avenue for Club 900 product marketing and member procurement). This reduction was partially offset by royalty income of approximately $2.8 million, earned in consideration for the termination of the Company's active role in the "900" pay per call business. The royalty agreement became effective June 1, 1999, and therefore, there was no comparative prior year royalty revenue. The LEC Billed product and service segment's single largest decrease related to the Company's "900" entertainment services, specifically the pay-per-call portion. This decrease in net revenues amounted to approximately $24.5 million, or 100%, when compared with the prior year, and is directly related to both the cessation of the Company's active participation in the "900" pay-per-call business as a result of the consummation of the ARS Agreement, as well as the June 1998 repositioning of such revenue as an offsetting component of the cost of sales of the Company's Customer Acquisition services segment. See "-- Prior Year Special Charge".

     Other reductions in the Company's net revenues were attributable to the Customer Acquisition services segment, where decreases in conventional cellular phone customer acquisitions approximated $4.6 million, or 100%, when compared to the prior year, and a decrease in prepaid cellular phone customer acquisitions of $1.7 million, or 100%, when compared to the prior year. The decrease in conventional cellular acquisitions was the result of the Company's sale, on November 30, 1998, of its interest in the consolidated majority owned entity that provided such services. The decrease in prepaid cellular phone customer acquisitions was the result of the Company's dissolution of its prepaid cellular phone customer acquisition subsidiary, effective December 1, 1998.

     The Company's net revenue decreases were partially mitigated by the Customer Acquisition service segment, specifically from the long distance customer acquisition component ("LDCA") of such segment. LDCA revenues and related usage increased by approximately $6.6 million from the prior year's comparable period, or 27%. The customer acquisition commission component decreased from approximately $23.8 million in the year ended November 30, 1998 to approximately $21.6 million in the year ended November 30, 1999, for a decrease of approximately $2.2 million, or 9.1%. Due to the cessation of the Company's primary long distance customer acquisition program with Qwest, effective July 31, 1999, and the complete cessation of all other Qwest marketing efforts in November 1999 (See -- "Termination of Residential Long Distance Customer Acquisition Marketing"), management anticipates that the long distance acquisition commission revenues will be non-existent in subsequent fiscal periods. The Company's net revenues earned pursuant to usage sharing agreements with Qwest, whereby the Company earned a percentage of an acquired customer's long distance telephone usage, increased to approximately $9.1 million in the year ended November 30, 1999, from approximately $311,000 for the year ended November 30, 1998, representing an increase of approximately $8.8 million. The percentage of usage sharing revenues to which the Company will be entitled to in future fiscal periods has been substantially reduced pursuant to the November 30, 1999 cessation of the Company's marketing efforts directed at acquiring new long distance customers for Qwest. The usage sharing agreement revenues are a product of the telephone usage of previously acquired customers. Pursuant to the Company's terminated marketing efforts, management believes that the Company's net revenues under existing usage sharing agreements will decline in future fiscal periods, and become a less meaningful component of the Company's Customer Acquisition services segment revenues.

     The Company's reported net revenues are a product of the gross revenues generated within each reporting period less the provision for chargebacks for the related reporting period, which is recorded as a direct reduction from such gross revenues, except for revenues generated from royalties and long distance acquisition commissions, which are not subject to provision for consumer chargebacks.

     The Company's gross revenues for its LEC Billed products and services segment, Customer Acquisition services segment, E-commerce segment and Corporate and other, for the year ended November 30, 1999 and 1998 are presented below:

  Gross revenues -- by segment

                                         GROSS REVENUES
                                   ---------------------------    CHANGE-INC(DEC)    CHANGE-INC(DEC)
YEAR ENDED NOVEMBER 30,               1999            1998              $$$                %%%
-----------------------            -----------    ------------    ---------------    ---------------
LEC Billed products and
  services.......................  $21,272,972    $118,231,326     $(96,958,354)           (82)%
Customer Acquisition services....   30,687,009      32,453,619       (1,766,610)            (5)%
E-commerce.......................        7,634              --            7,634            100%
Corporate and other..............      169,575         501,918         (332,343)           (66)%
                                   -----------    ------------     ------------           ----
  Total..........................  $52,137,190    $151,186,863     $(99,049,673)           (66)%
                                   ===========    ============     ============           ====

     The factors listed in the net revenue section describing the reasons for the changes in net revenues for the year ended November 30, 1999, as compared to the year ended November 30, 1998, are directly applicable to gross revenues as well.

     The provisions for chargebacks for the Company's four segments, where applicable, are presented below for the years ended November 30, 1999 and 1998:

  Chargebacks -- by segment

                                            CHARGEBACKS
                                     -------------------------    CHANGE-INC(DEC)    CHANGE-INC(DEC)
YEAR ENDED NOVEMBER 30,                 1999          1998              $$$                %%%
-----------------------              ----------    -----------    ---------------    ---------------
LEC Billed products and services...  $9,297,350    $54,228,961     $(44,931,611)           (83)%
Customer Acquisition services......          --      2,089,523       (2,089,523)          (100)%
E-commerce.........................           0             --                0            100%
Corporate and other................          --        178,128         (178,128)          (100)%
                                     ----------    -----------     ------------           ----
  Total............................  $9,297,350    $56,496,612     $(47,199,262)           (84)%
                                     ==========    ===========     ============           ====

     The decrease in the provision for chargebacks is directly related to the decrease in gross revenues, specifically the "900" pay-per-call business cessation, the termination of enhanced service marketing, the ARS transactions effective on the Club 900 product and the sale of the Company's conventional cellular phone customer acquisition business. The actual chargebacks incurred for services and programs that are no longer being marketed, are charged against the previously established reserves, with any adjustment being reflected currently.

     The Company's cost of revenues, which are comprised of (i) marketing costs directly associated with the procurement and retention of customers, which includes direct response advertising costs, promotional costs and premium fulfillment costs, and (ii) the related billing, collection and customer service costs, both of which are offset by the net revenue generated from certain premium offerings in conjunction with the marketing of other products and services.

     The Company's cost of revenues for the years ended November 30, 1999 and 1998 are presented below:

  Segment Data -- Cost of sales

                                          COST OF SALES
                                    --------------------------    CHANGE-INC(DEC)    CHANGE-INC(DEC)
YEAR ENDED NOVEMBER 30,                1999           1998              $$$                %%%
-----------------------             -----------    -----------    ---------------    ---------------
LEC Billed products and
  services........................  $ 2,518,547    $46,886,761     $(44,368,214)           (95)%
Customer Acquisition services.....   24,416,056     32,779,607       (8,363,552)           (26)%
E-commerce........................        2,084             --            2,084            100%
Corporate and other...............       15,410        370,747         (355,337)           (96)%
                                    -----------    -----------     ------------            ---
  Total...........................  $26,952,097    $80,037,115     $(53,085,018)           (66)%
                                    ===========    ===========     ============            ===

  Consolidated Cost of sales, by component

                                          COST OF SALES
                                    --------------------------    CHANGE-INC(DEC)    CHANGE-INC(DEC)
YEAR ENDED NOVEMBER 30,                1999           1998              $$$                %%%
-----------------------             -----------    -----------    ---------------    ---------------
Advertising, promotion and
  fulfillment costs...............  $29,207,076    $58,402,819     $(29,195,743)           (50)%
Service Bureau fees, including
  customer service and psychic
  operators.......................    6,980,932     32,945,647      (25,964,715)           (79)%
"900" Pay-per-call Premium net
  revenues........................   (9,235,911)   (11,311,351)       2,075,440            (18)%
  Total...........................  $26,952,097    $80,037,115     $(53,085,018)           (66)%

     The decrease in cost of revenues in the fiscal year ended November 30, 1999 when compared to fiscal 1998, is a direct result of the Company's significantly reduced, and in certain cases terminated, marketing efforts and the corresponding decrease in the related expenditures. The reduction of these costs resulted from the Company's cessation of marketing its enhanced services in response to the termination, by BIC, of the billing services agreement in November 1998 (see "-- Service Bureaus and Local Exchange Carriers"). In addition, the Company significantly reduced its marketing efforts directed at the Company's residential long distance customer acquisition activities, and effective November 30, 1999, terminated such efforts due to (i) increased costs incurred in acquiring long distance customers, (ii) associated fulfillment cost increases and unfavorable redemption rates, and (iii) significantly increased customer service costs. These three factors contributed to decreased margins in the Company's long distance customer acquisition component of its Customer Acquisition services segment. Additionally, the decreases in the cost of revenues was attributable to the cessation of the Company's active marketing of its "900" pay per call services (see "-- Prior Year Special Charge"), and the commencement of offering such services as a premium to potential and acquired long distance customers, with the net revenues earned therefrom recorded as a reduction to advertising and marketing costs. Also, in accordance with the 900 Agreement, the Company terminated the marketing of its Club 900 product.

     The following table presents the major cost of sale components, distributed over their applicable segments for the years ended November 30, 1999 and 1998, and the changes in absolute dollars and percentage terms for such two-year period:

  Total Cost of sales -- by segment, by component

                                          COST OF SALES
                                   ---------------------------    CHANGE-INC(DEC)    CHANGE-INC(DEC)
YEAR ENDED NOVEMBER 30,               1999            1998              $$$                %%%
-----------------------            -----------    ------------    ---------------    ---------------
LEC BILLED PRODUCTS AND SERVICES
Advertising, promotion and
  fulfillment costs..............  $   402,492    $ 24,732,314     $(24,329,822)           (98)%
Service Bureau fees, including
  customer service and psychic
  operators......................    2,099,415      22,154,447      (20,055,032)           (91)%
                                   -----------    ------------     ------------           ----
  Total LEC Billed products and
     services....................  $ 2,501,907    $ 46,886,761     $(44,384,854)           (95)%
                                   -----------    ------------     ------------           ----
CUSTOMER ACQUISITION SERVICES
Advertising, promotion and
  fulfillment costs..............  $28,770,450    $ 33,392,581     $ (4,622,131)           (14)%
"900" Pay-per-call Premium net
  revenues.......................   (9,235,911)    (11,311,351)       2,075,440            (18)%
                                   -----------    ------------     ------------           ----
  Net Advertising................  $19,534,539    $ 22,081,230     $ (2,546,691)           (12)%
Service Bureau fees, including
  customer service and psychic
  operators......................  $ 4,881,517    $ 10,698,377     $ (5,816,860)           (54)%
                                   -----------    ------------     ------------           ----
  Total Customer Acquisition
     services....................  $24,416,056    $ 32,779,607     $ (8,363,552)           (26)%
                                   -----------    ------------     ------------           ----
E-COMMERCE AND CORPORATE AND
  OTHER
Advertising, promotion and
  fulfillment costs..............  $    34,134    $    277,924     $   (243,790)           (88)%
Service Bureau fees, including
  customer service...............  $        --    $     92,823     $    (92,823)          (100)%
                                   -----------    ------------     ------------           ----
  Total E-commerce and
     Corporate...................  $    34,134    $    370,747     $   (336,613)           (91)%
                                   ===========    ============     ============           ====

     The Company's selling, general and administrative expenses ("SG&A") are principally comprised of (i) compensation costs and related expenses for executive, sales, finance and general administration personnel, (ii) professional fees, (iii) insurance costs, (including director and officer liability insurance with a current annual premium of approximately $528,000),
(iv) occupancy and other equipment rental costs, and (v) all other general and miscellaneous corporate expense items.

     The Company's SG&A expenses for the years ended November 30, 1999 and 1998 are presented, on a segment distribution basis, below:

  Consolidated -- Selling, General and Administrative Expenses

                                                      SG&A        CHANGE-INC(DEC)    CHANGE-INC(DEC)
YEAR ENDED NOVEMBER 30,                1999           1998              $$$                %%%
-----------------------             -----------    -----------    ---------------    ---------------
LEC Billed products and
  services........................  $ 1,259,547    $ 6,041,218      $(4,781,671)           (79)%
Customer Acquisition services.....    5,997,437      4,598,741        1,398,697             30%
E-commerce........................      441,974             --          441,974            100%
Corporate and other...............    3,182,198      3,716,933         (534,735)           (14)%
                                    -----------    -----------      -----------            ---
Consolidated Totals...............  $10,881,156    $14,356,892      $(3,475,736)           (24)%
                                    ===========    ===========      ===========            ===

     The decrease in SG&A expense in the year ended November 30, 1999, compared to the prior year, is primarily attributable to the Company's reduction in personnel (and all associated costs of insurance, payroll taxes and overhead utilization). The Company commenced such personnel reductions in September 1998 and continued the reductions into the third quarter of the fiscal year ended November 30, 1999. Additional reductions in SG&A are attributable to the terms of the 900 Agreement, pursuant to which the Company (i) eliminated its media buying operation, which included a staff of approximately twenty-one employees,
(ii) was released from continuing rent expense obligations under an assignment of a lease for the office space occupied by such media department, and (iii) disposed of all the media operation's property and equipment.

     The Company's other income classification, primarily consisting of interest income earned on the Company's debt based marketable securities, for the years ended November 30, 1999 and 1998 are presented below:

                                           COST OF SALES
                                      ------------------------    CHANGE-INC(DEC)    CHANGE-INC(DEC)
YEAR ENDED NOVEMBER 30,                  1999          1998             $$$                %%%
-----------------------               ----------    ----------    ---------------    ---------------
Other income, primarily interest....  $1,446,494    $2,212,435       $(765,941)            (35)%

     An additional source of interest income in fiscal 1999 and 1998 related to interest income earned on funds held in reserve for future chargebacks, which were escrowed by the Company's primary "900" entertainment service bureau. Such escrowed reserves been have reduced to immaterial levels in fiscal 1999, pursuant to the Company's termination of its offering of "900" entertainment services resulting from the terms of the 900 Agreement, and will not contribute significant amounts of interest income in subsequent fiscal periods.

     The Company's effective income tax rate is a result of the combination of federal income taxes at statutory rates and state taxes.

YEAR ENDED NOVEMBER 30, 1998 COMPARED TO YEAR ENDED NOVEMBER 30, 1997

     Net Revenue for the year ended November 30, 1998 was $94,690,251, a decrease of $96,684,685, or 51%, as compared to $191,374,936, for the year ended November 30, 1997. The decrease was attributable to decreases in net revenues from the Company's "900" entertainment services of $104,419,626, or 81%, and decreases in net revenues of $21,052,460, or 80%, resulting from the termination of the AT&T strategic corporate relationship. Such net revenue decreases were partially offset by increases in net revenues from the Company's residential long distance customer acquisition services under the Qwest agreement of $18,667,452. See "-- Residential Long Distance Customer Acquisition Services." Additionally, decreases were offset by increases in net revenues from the Company's Club 900 Products of $5,113,167, or 45%, and increases in net revenues from the Company's enhanced services of $1,382,717, or 6%. Further offsetting increases were realized from the Company's net revenues from cellular phone related activities, both on a conventional and prepaid basis, of $3,624,065, or 122%. These activities commenced, at significant levels, during the fourth quarter of fiscal 1997 and such activities were discontinued during the fiscal year ended November 30, 1998. For the year ended November 30, 1998, "900" entertainment services, enhanced services, residential long distance customer acquisition services (as provided to Qwest), Club 900 Product memberships, the AT&T strategic corporate partnership and cellular phone activities and other products approximated 26%, 24%, 20%, 17%, 6% and 7% of net revenues, respectively. For the year ended November 30, 1997, "900" entertainment services, enhanced services, Club 900 Product memberships, the AT&T strategic corporate partnership and cellular phone activities and other products approximated 67%, 12%, 6%, 14% and 1% of net revenues, respectively.

     The provisions for chargebacks, recorded as a direct reduction to revenues, for the year ended November 30, 1998 were $56,496,612, a decrease of $47,101,191, or 45%, as compared to $103,597,803 for the year ended November 30, 1997. The decrease was primarily attributable to a decrease in chargebacks from the Company's "900" entertainment services of $53,463,756, or 67%, when compared to the prior year. This decrease in chargebacks resulted from the Company's efforts to reduce marketing the Company's "900" entertainment services. Additionally, during the year ended November 30, 1998, the Company's Club 900 Product chargebacks decreased by $4,008,277, or 29%, when compared to the prior comparable year. This decrease was the result of improved chargeback rate experiences realized on the Club 900 Product during the year ended November 30, 1998.

     The Company's enhanced services' actual chargeback rate experience increased during the year ended November 30, 1998 (45% of related gross sales) when compared to the year ended November 30, 1997 (32% of related gross sales). This increase in enhanced service chargebacks was attributable to significant increases in customer service refunds and credits (chargebacks) being issued by the Local Exchange Carriers, primarily in the nine-month period from March 1, 1998 to November 30, 1998, as compared to the prior year's comparable period. The Company believes that the increase in such refunds and credits resulted from changes in Local Exchange Carriers' customer refund policies. The Local Exchange Carriers made such changes in response to concerns expressed by governmental regulatory authorities regarding the necessity to make it easier for customers to have charges which they claim were unauthorized removed from their telephone bills. The Company believes that the customer service policy changes implemented by the Local Exchange Carriers also contributed to the increased chargebacks recognized on the Company's "900" entertainment services during the fiscal year ended November 30, 1998.

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

     Cost of revenues for the year ended November 30, 1998 was $80,037,115, a decrease of $69,784,248, or 47%, as compared to $149,821,363 for the year ended November 30, 1997. The decrease is directly attributable to reductions in service bureau fees related to the decrease in revenues generated from the Company's "900" entertainment services and decreases in advertising costs expended in procuring such revenues. The service bureau fees, including the cost of "psychic operators" related to the "900" entertainment services, were approximately $26,800,000 and $69,200,000 for the years ended November 30, 1998 and 1997, respectively, accounting for approximately $42,400,000, or 61%, of the total decrease in cost of revenues. In addition, the "900" entertainment services advertising costs, principally from television broadcast media and related commercial production costs, were approximately $17,700,000 and $30,000,000 for the years ended November 30, 1998 and 1997, respectively, accounting for approximately $12,300,000, or 18%, of the total decrease in the cost of revenues. $11,300,000 of the decrease in cost of revenues was attributable to the Company's implementation, during the quarter ended August 31, 1998, of its strategy to reposition the marketing emphasis of the "900" entertainment services, in response to decreasing margins, increasing marketing costs and increasing chargebacks. The cost of revenues in the fiscal year ended November 30, 1997 did not have a comparable reduction. During the fiscal year ended November 30, 1998, the "900" entertainment services were used in conjunction with the marketing of the Company's other products and services (as opposed to an independent revenue source). In accordance with this repositioning, any amounts received by the Company in providing "900" entertainment services, net of estimated chargebacks, were accounted for as a reduction to the cost of revenues for the Company's other products and services. The effect recognized under such repositioning during the year ended November 30, 1998 amounted to gross "900" entertainment service revenues of approximately $20,900,000, net of corresponding chargebacks of $9,600,000, being offset to cost of revenues for the reduction of approximately $11,300,000 referenced above. The foregoing decreases to cost of revenues were offset by increases in service bureau fees and marketing costs related to increased gross revenues recognized from the Company's enhanced services, Club 900 Product and residential long distance and conventional cellular phone customer acquisition services. Additionally, the decrease in cost of revenues was further offset by cost increases incurred in the Company's test marketing of its prepaid cellular phone business, which approximated $4,300,000 during the year ended November 30, 1998. The Company discontinued the marketing for new prepaid cellular phone customers during the third quarter of the year ended November 30, 1998 and subsequently disposed of such portion of its operations and liquidated the related inventories.

     Cost of revenues as a percentage of net revenues increased to approximately 85% for the year ended November 30, 1998, from approximately 78% for the year ended November 30, 1997. This gross margin deterioration was specifically attributable to the Company's decreasing margins recognized on the Company's "900" entertainment services. In response to the increased costs per unit of sale generated for its "900" entertainment services, coupled with the significant chargeback rate increases, as previously discussed, the Company has discontinued marketing the "900" entertainment services as an independent revenue source. Commencing in the quarter ended August 31, 1998, the "900" entertainment services were repositioned and offered solely (i) for purposes of acquiring marketing information for future marketing campaigns and (ii) as a premium offering, given in conjunction with the Company's other products and services.

     Gross revenues for the year ended November 30, 1998 were approximately $151,200,000, with total marketing costs of approximately $58,100,000, or 38% of such gross revenues. Gross revenues for the year ended November 30, 1997 were approximately $295,000,000, with marketing costs of approximately $81,600,000, or 28% of such gross revenues. Such increase in marketing costs, when measured as a percentage of gross revenues, was 7%, or an increase of 25% in comparative percentage terms. This increase was primarily due to the decreasing returns realized on the marketing expenditures of the Company in generating "900" entertainment services gross revenues prior to its discontinuance as an independent revenue source and to the customer acquisition costs incurred by the Company in the conduct of its residential long distance customer acquisition programs.

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

     Selling, general and administrative expenses (SG&A) for the year ended November 30, 1998 were $14,356,892, a decrease of $4,523,877, or 24%, as compared to $18,880,769 for the year ended November 30, 1997. The reduction is primarily attributable to a decrease in amortization expense of approximately $1,535,000, pursuant to an impairment write-off of intangibles, primarily goodwill, during the quarter ended May 31, 1998. The portion of intangibles expensed by such impairment charge in the fiscal year ended November 30, 1998 was separately classified under the financial statement account heading "Special Charges", with the amount of such write-off approximating $18,500,000. The decrease further resulted from net reductions in officers' compensation of approximately $1,260,000 and decreases in customer service costs of approximately $733,000. Increases in professional fees ($531,000), personnel costs ($216,000) and occupancy costs ($139,000) offset the aforementioned decreases.

     During the year ended November 30, 1998, the Company recorded special charges amounting to $19,692,543. The Company had no such special charges in the year ended November 30, 1997. Included in these charges were (i) the non-cash impairment charge of approximately $18,500,000, which represented the remaining balance of the goodwill associated with the Company's 1996 acquisition of the remaining 50% interest in New Lauderdale, L.C. and (ii) a charge for the write-down of assets of approximately $1,178,000, relating to the Company's developing and test marketing of an Internet telephony program, which commenced and was discontinued within the year ended November 30, 1998.

     Other income for the year ended November 30, 1998 and 1997 consisted primarily of interest income. For the year ended November 30, 1998, other income was $2,212,435, an increase of $371,079, or 20%, as compared to $1,841,356 for the year ended November 30, 1997. The increase was attributable to interest earned on the Company's marketable securities, consisting primarily of direct U.S. government obligations and interest earned on funds held in reserve for future chargebacks by the Company's primary "900" entertainment service bureau.

     The Company's (benefit) provision for income taxes is the result of the combination of federal statutory rates and required state statutory rates applied to pre-tax income (loss). This combined effective rate was (2%) and 41% for the years ended November 30, 1998 and 1997, respectively. Income tax benefit for the year ended November 30, 1998 totaled $417,464 as compared to income tax expense of $10,069,616 for the year ended November 30, 1997. The Company's effective tax rate was higher than the federal statutory rate due to the addition of state income taxes and certain expenses, principally goodwill amortization, that are recognized for financial reporting purposes and are not deductible for federal income tax purposes. In the year ended November 30, 1998, the Company recorded an intangible impairment charge of approximately $18.5 million. As of November 30, 1998, the Company had a net operating loss carryback of approximately $21,000,000. Also at November 30, 1998, the Company had approximately $14,100,000 of future tax deductible amounts, principally arising from the future deductibility of net chargeback reserves and the 1998 goodwill impairment charge. Due to the uncertain realization, through carryforward, regarding the state deferred tax assets, the Company has recorded a full valuation allowance against such state deferred tax assets at November 30, 1998. The remaining federal deferred tax assets were further reduced for a valuation allowance. The federal valuation allowance reduces the federal deferred tax assets to their realizable carryback value at November 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 1999, the Company had cash and cash equivalents of approximately $7.9 million, reflecting an increase of approximately $5.8 million when compared to the $2.1 million in cash and cash equivalents held at November 30, 1998.

     During the year ended November 30, 1999, net cash provided by operating activities was approximately $29.7 million. The significant components resulting in this increase, when compared with the approximate $6.2 million of cash used in operations for the year ended November 30, 1998, were (i) collections on trade accounts receivable of approximately $25.5 million, (ii) income tax refunds attributable to net operating loss carrybacks of approximately $9 million, (iii) reductions to prepaid expenses of approximately $1.5 million and
(iv) net income of approximately $3.9 million for the year ended November 30, 1999. Items that offset the increase in cash provided by operations during the year ended November 30, 1999, were (i) payments on trade payables of approximately $2.7 million and (ii) payments on accrued expenses of approximately $1.4 million.

     The approximately $22 million in net cash used in investing activities during the year ended November 30, 1999 primarily resulted from marketable security purchases. The Company's marketable securities increased approximately $21.5 million during the year ended November 30, 1999, to approximately $36.6 million, compared to $15 million in marketable securities held at November 30, 1998. Additional funds used in investing activites during the year ended November 30, 1999, were for strategic marketing investments in privately held companies of approximately $2.1 million. Such investments were made by the Company's

E-commerce segment to establish and further enhance its competitive marketing position in the Internet marketplace. The E-commerce segment also acquired approximately $436,000 in capitalizable internal software during the year ended November 30, 1999. As an offset to cash used in investing activities during the year ended November 30, 1999, the Company received $258,808 in proceeds on the sale of its media department's property and equipment in accordance with the 900 Agreement.

     Cash used in financing investing activities during the year ended November 30, 1999 amounted to $1,843,560, of which (i) $301,870 was used for the repurchase of the Company's common stock, currently held in treasury, and (ii) $1,755,000 was used for the redemption and subsequent retirement of 1,300,000 shares of common stock at $1.35 per share.

     Historically, the Company's primary cash requirements have been to fund the cost of advertising and promotion. Additional funds have been used in the purchasing of equipment and services in connection with the commencement of new business lines and further development of businesses currently being test marketed. During the fiscal year ended November 30, 1999, the Company began the process or redefining itself as an on-line direct marketing provider of consumer products and services, within the Internet industry. The Company's future plans and business strategy call for its Internet based E-commerce segment to be its sole operating focus, and the significant source of all future revenues. This Internet initiative may have a significant impact on the Company's capital and liquidity resources relating to the E-commerce segment's possible expenditures for (i) marketing and advertising campaigns, (ii) the cost of additional personnel required to occupy executive, operational and administrative positions, (iii) product development costs, (iv) technology based costs, and (v) other miscellaneous costs. Our Internet initiative, and its underlying business plan and strategy, has caused the Company to terminate the marketing of its legacy products and services. Accordingly, these services will no longer contribute to the Company's cash flows in subsequent fiscal periods. This Company wide redefinition should be considered when using the Company's historical results in evaluating future operations, cash flows and financial position.

     Under currently proposed operating plans and assumptions (including the substantial costs potentially attributable to the Company's Internet initiative), management believes that projected cash flows from operations and available cash resources will be sufficient to satisfy the Company's anticipated cash requirements for at least the next twelve months. Currently, the Company does not have any long-term obligations and does not intend to incur any long-term obligations in the near future. As the Company seeks to extend its reach into the E-commerce arena, as well as identify new and other consumer and non-consumer product and services, the Company may use existing cash reserves, long-term financing or other means to finance such diversification. See "Forward Looking Information May Prove Inaccurate".

CONSUMMATION OF TRANSACTIONS IMPACTING CURRENT AND FUTURE FISCAL PERIODS

     In June 1999, the Company entered into a series of agreements (collectively, the "Transaction Agreements") pursuant to which the Company ceased offering its telephone entertainment services. Included in the Transaction Agreements is the Agreement Regarding 900 Pay-Per-Call Psychic Services (the "900 Agreement"), dated as of May 26, 1999, by and between the Company and Access Resource Services, Inc. ("ARS"), pursuant to which the Company agreed to refrain until January 17, 2001 from conducting, marketing, advertising or promoting certain "stand alone" 900 Pay-Per-Call Psychic Services described in the 900 Agreement (the "900 Psychic Services") directly or indirectly through any affiliate. In addition, the Company agreed to cease the conduct of the media buying operation which it conducted under the name "Quintel Media" and ARS agreed to assume responsibility for the "Quintel Media" employees and for the lease of the premises used by "Quintel Media" in Fort Lauderdale, Florida, and to acquire the computer equipment and other furniture, fixtures and leasehold improvements used by "Quintel Media" at such premises.

     In consideration for the Company's acceptance of the terms of the 900 Agreement, ARS and any of its affiliates offering 900 Pay-Per-Call Psychic Services and/or membership club services, agreed to pay to the Company certain royalty fees relative to such service offerings. ARS is required to pay such royalty fees from and after the consummation of the transactions contemplated by the Transaction Agreements, and until

January 17, 2001. For the fiscal year ended November 30, 1999, these royalties amounted to approximately $2.8 million, or 6% of the Company's net revenues. Other than these royalty fees, the Company will not be receiving any revenue in any future fiscal years from telephone entertainment services.

     ARS is presently controlled by Steven Feder, who, until his resignation in January 1999, was a member of the Company's Board of Directors.

PRIOR YEAR SPECIAL CHARGE

     During the fiscal year ended November 30, 1998, the Company experienced decreasing margins on its "900" entertainment services, attributable to significant increases in marketing expenditures related thereto and customer chargebacks. As a result, these services were not providing positive operating results and cash flow. Consequently, during the quarter ended August 31, 1998, the Company terminated the marketing of such services as an independent revenue source and began using them in conjunction with marketing the Company's other products and services, including its residential distributor program agreement with Qwest. Accordingly, as required by Statement of Financial Standards No. 121 ("FAS 121"), the Company reviewed long-lived assets, including goodwill, for impairment. The Company evaluated the recoverability of its long-lived assets by measuring the carrying amount of the assets against projected undiscounted future cash flows associated with them. The Company determined that the "900" entertainment services could not be disposed of and there was no predictable estimate of any future cash flows associated with any alternative uses. Accordingly, the Company concluded that the intangibles, primarily goodwill, associated with the Company's 1996 acquisition of the remaining 50% interest in the limited liability company New Lauderdale, L.C., were impaired. As such, a non-cash charge of approximately $18.5 million, representing the remaining balance of the intangibles, primarily goodwill associated with the New Lauderdale acquisition, was recorded at May 31, 1998.

TERMINATION OF RESIDENTIAL LONG DISTANCE CUSTOMER ACQUISITION MARKETING

     In November 1999, Qwest informed the Company that the customers being acquired for it by the Company were not remaining Qwest customers long enough to justify the acquisition costs Qwest was required to pay the Company, and, accordingly, the Company should no longer solicit customers on Qwest's behalf. Therefore, the Company will not realize any revenues from customer acquisitions in future fiscal years, but will continue to be entitled to participate in Qwest's net revenues earned from an acquired customer's future long distance usage.

QUINTEL NETWORK

     In November 1999, the Company began the implementation of its strategy to create the Quintel Network, a portfolio of marketing partnerships and strategic investments with Internet marketing companies, E-commerce retailers and service providers, to allow for the marketing of different products and services to a detailed database of profiled consumers.

 Database Growth and Expansion

     The first step in creating the Company's Quintel Network was to grow the Company's already extensive profiled consumer database. Towards this end, the Company has made strategic investments in several companies. In tandem with each of these investments, the Company entered into marketing agreements, entitling the Company access to these entities' proprietary e-mail databases and other marketing data. The entities in which the Company made these strategic investments (and to whose databases the Company gained access) include the following:

     - SkyMall, Inc., a publicly-traded company (Nasdaq-SKYM) with access to e-mail addresses and other marketing information for over 3 million consumers, that utilizes its website, SkyMall.com, and exclusive agreements with several airline carriers and travel partners to offer a wide array of products from a variety of vendors.

     - itarget.com, Inc. is a permission based direct e-mail marketing company with over 1 million members that have given their consent to be marketed for various products and services.

     - The Innovation Factory, Inc., a development stage company, intends to provide business development support, state of the art infrastructure and necessary capital to promising new companies.

     - GenerationA.com, Inc. provides internet and other computer related products and services to the over-50 generation.

     - AtYourBusiness.com, Inc. provides a full-range of support services for small businesses, including assistance with human resources, payroll, office management and growth management.

     - Montvale Management, LLC provides a full range of on-line mortgage products and services to homeowners.

     The Company is also acquiring additional marketing information from traffic attracted to GroupLotto.com and MultiBuyer.com, two websites created by a subsidiary of the Company.

     - GroupLotto.com -- This website permits Internet users to play the lottery free in exchange for providing their e-mail addresses. Players can win a $2,000,000 jackpot by selecting the winning lottery numbers. GroupLotto.com accommodates the public's interest in free lotteries by offering the opportunity to participate in multiple weekly opportunities to play at no cost, while simultaneously serving as a valuable marketing information source for the Company's other Internet activities. The Company has obtained contingent prize based insurance for the first $1 million jackpot payout.

     - MultiBuyer.com -- This website is an online retail location where buyers consolidate their purchasing power for a variety of offered products and services and reap the benefits of reduced sales prices that generally correlate to bulk purchases. On-line consumers can select the price that they want to pay for a particular product or service. For the majority of "MultiBuys," as the number of buyers for that product or service increases, the asking price for the product or service decreases, until a large enough number of purchasers are accumulated to allow the seller to deliver such product at the buyers' asking price.

     Based on the foregoing alliances that comprise the Quintel Network, the Company estimates that it presently has access to in excess of 5 million opt-in e-mail addresses.

  Marketing of Products and Services

     The second step in creating the Quintel Network is to utilize the extensive database accumulated by the Quintel Network to generate revenue. The Company believes this can be achieved by acquiring the right to market a wide array of products and services to the large potential customer base that comprises the Company's database. Towards this end, the Company recently entered into marketing agreements with several different companies for the marketing of a wide variety of products and services.

     These include:

     - Cellstar, Ltd., d/b/a Echostar, providers of the DISH 500 Satellite TV System and service.

     - SunDial Marketplace Corporation, providers of wireless telecommunications services from AT&T, Cellular One, AllTel, OmniPoint and Airtouch, as well as cellular handsets and accessories from Nokia, Motorola, Qualcomm, Ericcson and Sony.

     - NextCard, Inc., which offers instant on-line approval for the NextCard(R) Visa(R).

     - GTC Telecom Corp., which offers 5 cent per minute long distance services.

     - Mortgage.com, Inc., providers of various on-line mortgages and other programs geared toward the homeowner.

     - LCS Golf, Inc. (Nasdaq -- LCSGE), a company that offers golf related products and services via its website, GolfUniverse.com.

     Service Bureaus and Local Exchange Carriers

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

     As a result of such LEC imposed billing cessation, in November 1998, the primary billing service provider for the Company's enhanced services, Billing Information Concepts Corporation ("BIC"), terminated its arrangement with the Company for providing billing for the Company's enhanced services. BIC continued to service all data relating to post-billing adjustments to records billed prior to BIC's self-imposed billing cessation. In December 1998, the Company entered into an agreement with Transtel, whereby Transtel provided the billing services previously provided by BIC. In effect, between the termination of the BIC billing service arrangement and the commencement of billing under the agreement with Transtel (approximately two months), the Company was unable to bill for any enhanced services provided.

GOVERNMENT REGULATION

     On September 30, 1998, a letter was received from the Division of Marketing Practices of the Federal Trade Commission (the "FTC") initiating an inquiry into whether the Company has engaged in any unlawful marketing practices. In response to the letter, documents were supplied to the Division by the Company and the Company's regulatory counsel has held informational meetings with staff of the FTC. The Company's regulatory counsel has been notified by the staff of the FTC that the investigation has been terminated and no action would be instituted against the Company.

     In recent months, the Company's regulatory counsel has responded to inquiries or subpoenas from the attorneys general of Vermont, Pennsylvania and Kansas concerning the Company's marketing practices. In the more than seven months since the information was sent to Kansas, there has been no follow-up. Similarly, information was sent to Pennsylvania more than four months ago. Recently, Pennsylvania requested additional information, but there has been no other action by that office. The information was furnished to Vermont only recently, and the Company continues to discuss Vermont's request for additional data.

     The Company recently has been asked to enter into a voluntary cease and desist agreement with the Montgomery County (Maryland) Department of Housing and Consumer Affairs. The genesis of this request were certain consumer complaints about 900 services and club products dating from 1997 and 1998 that were addressed at that time. In early 1999, that office requested additional information from the Company, but when the Company asked to discuss the request, the county office did not respond and was not in contact with the Company until early 2000, when it presented the cease and desist agreement. The Company has advised the county office that it has not engaged in 900 or other psychic services since May 1998, and has asked the county office to reconsider its request that the Company enter into any agreement.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE

     Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the consolidated financial statements of Quintel Communications, Inc. and subsidiaries, together with the report of PricewaterhouseCoopers LLP dated February 28, 2000.

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

NAME                                   AGE                           POSITION
----                                   ---                           --------
Jeffrey L. Schwartz..................  51     Chairman of the Board and Chief Executive Officer
Jay Greenwald........................  35     President, Chief Operating Officer and Director
Andrew Stollman......................  34     Executive Vice President, Secretary and Director
Daniel Harvey........................  41     Chief Financial Officer
Murray L. Skala......................  52     Director
Edwin A. Levy........................  60     Director
Lawrence Burstein....................  57     Director

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

     Andrew Stollman was Senior Vice President, Secretary and a director of the Company from January 1995 until February 15, 2000. On February 15, 2000, Mr. Stollman's title was changed to Executive Vice President. In addition, Mr. Stollman was the Company's President from September 1993 to December 1994. From August 1992 to June 1993, Mr. Stollman was a consultant to Cas-El, Inc., from November 1992 to June 1993, manager at Media Management Group, Inc., and from December 1990 to August 1992, national marketing manager for Infotrax Communications, Inc. and Advanced Marketing & Promotions, Inc., companies engaged in providing telephone entertainment services.

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

     Lawrence Burstein has been a director of the Company since April 1999. Since March 1996, Mr. Burstein has been Chairman of the Board and a principal shareholder of Unity Venture Capital Associates, Ltd., a private venture capital firm. For approximately ten years prior thereto, Mr. Burstein was the President, a director and principal stockholder of Trinity Capital Corporation, a private investment banking concern. Mr. Burstein is a director of five public companies, being, respectively, THQ, Inc., engaged in the development and sale of games for Sony and Nintendo game systems and software games for personal computers; Brazil Fast Food Corporation, which operates the second largest chain of fast food outlets in Brazil; CAS Medical Systems, Inc., engaged in the manufacture and marketing of blood pressure monitors and other medical products, principally for the neonatal market; The MNI Group, Inc., engaged in the marketing of specially formulated nutritional supplements; and Unity First Acquisition Corporation, a publicly-held acquisition vehicle, of which Mr. Burstein is also President.

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

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Non-employee Directors of the Company are compensated for their services and attendance at meetings through the grant of options pursuant to the Company's Second Amended and Restated 1996 Stock Option Plan.

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

     Audit Committee. The functions of the Audit Committee include recommendations to the Board of Directors with respect to the engagement of the Company's independent certified public accountants and the review of the scope and effect of the audit engagement. The current members of the Audit Committee are Messrs. Levy, Burstein and Skala.

     Compensation Committee. The function of the Compensation Committee is to make recommendations to the Board with respect to compensation of management. In addition, the Compensation Committee administers plans and programs, with the exception of the Company's stock option plans, relating to employee benefits, incentives and compensation. The current members of the Compensation Committee are Messrs. Skala and Burstein.

     Stock Option Committee. The Stock Option Committee determines the persons to whom options are granted under the Company's stock option plans and the number of options to be granted to each person. The current members of the Stock Option Committee are Messrs. Levy and Burstein.

ATTENDANCE AT MEETINGS

     From December 1, 1998 through November 30, 1999, the Board of Directors, Stock Option Committee, Audit Committee and Compensation Committee each met or acted without a meeting pursuant to unanimous written consent six times, one time, one time and one time, respectively.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To the best of the Company's knowledge, during the fiscal year ended November 30, 1999 (i) Mark Gutterman, Daniel Harvey and Michael Miller each untimely filed one report on Form 4, each reporting one late transaction; (ii) Jeffrey L. Schwartz and Andrew Stollman each untimely filed two reports on Form 4, each reporting two late transactions; (iii) Jay Greenwald untimely filed three reports on Form 4, reporting three late transactions; and (iv) Paul Novelly untimely filed a Form 3 and Form 5. These individuals were executive officers, directors and/or beneficial owners of more than 10% of the Common Stock of the Company during the fiscal year ended November 30, 1999. To the best of the Company's knowledge, all other Forms 3, 4 and 5 required to be filed during the fiscal year ended November 30, 1999 were done so on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the Company's executive compensation paid during the three fiscal years ended November 30, 1999, 1998 and 1997 for the Chief Executive Officer and the Company's four most highly compensated executive officers of the Company (other than the Chief Executive Officer) whose cash compensation for the fiscal year ended November 30, 1999 exceeded $100,000 (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM COMPENSATION
                                                                             ---------------------------------
                                          ANNUAL COMPENSATION                        AWARDS            PAYOUTS
                              --------------------------------------------   -----------------------   -------
(A)                           (B)      (C)        (D)                           (F)          (G)                       (I)
                                                                 (E)         RESTRICTED   SECURITIES     (H)
                                                                OTHER          STOCK      UNDERLYING    PLAN
                                      SALARY     BONUS         ANNUAL          AWARDS      OPTIONS     PAYOUTS      ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR     ($)        ($)      COMPENSATION($)      ($)          (#)         ($)     COMPENSATION($)
---------------------------   ----   --------   --------   ---------------   ----------   ----------   -------   ---------------
Jeffrey Schwartz........      1999   $362,000   $100,000          0              0               0           0          0
  Chairman and                1998   $453,750          0          0              0           8,750(2)        0          0
  Chief Executive                                                                          128,495
  Officer                     1997   $412,500   $418,347          0              0               0           0          0

Jay Greenwald...........      1999   $362,000   $100,000          0              0               0           0          0
  President and               1998   $453,750          0          0              0           8,750(2)        0          0
  Chief Operating                                                                          128,495
  Officer                     1997   $412,500   $418,346          0              0               0           0          0

Andrew Stollman.........      1999   $266,000   $100,000          0              0               0           0          0
  Executive Vice              1998   $302,500          0          0              0           8,750(2)        0          0
  President and                                                                             96,260
  Secretary                   1997   $243,750   $418,346          0              0               0           0          0

Daniel Harvey(1)........      1999   $155,800   $ 20,000          0              0               0           0          0
  Chief Financial             1998   $127,000   $ 50,000          0              0           7,729(3)        0          0
  Officer                     1997   $111,000   $ 25,000          0              0               0           0          0

---------------
(1) Mr. Harvey was first appointed the Company's Chief Financial Officer in January 1997. Prior to that time, Mr. Harvey was not employed as an executive officer of the Company.

(2) Represents shares underlying options issued in exchange for the surrender of options to purchase 25,000 shares pursuant to the Company's 1998 Option Exchange.

(3) Represents shares underlying options issued in exchange for the surrender of options to purchase 26,000 shares pursuant to the Company's 1998 Option Exchange.

     The following table sets forth certain information regarding options exercisable during the fiscal year ended November 30, 1999 and the value of the options held as of November 30, 1999 by the Named Officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

                                                NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                               UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS
                                            OPTIONS AT FISCAL YEAR-END(#)      AT FISCAL YEAR-END(1)($)
                                            -----------------------------    ----------------------------
NAME                                        EXERCISABLE     UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                                        -----------     -------------    -----------    -------------
Jeffrey L. Schwartz.......................     8,750                          $ 36,641
                                              85,664                           342,656
                                                               42,831                         $171,324
Jay Greenwald.............................     8,750                            36,641
                                              85,664                           342,656
                                                               42,831                          171,324
Andrew Stollman...........................     8,750                            36,641
                                              64,174                           256,696
                                                               32,086                          128,344
Daniel Harvey.............................     7,585                            31,763
                                                                  145                              608

---------------
(1) The product of (x) the difference between $5.9375 (the closing price of the Company's Common Stock at November 30, 1999, as reported by Nasdaq) and the exercise price of the unexercised options, multiplied by (y) the number of unexercised options.

EMPLOYMENT AGREEMENTS

     The employment agreements between the Company and each of Jeffrey L. Schwartz, Jay Greenwald and Andrew Stollman expired on November 30, 1998. Each of such individuals have agreed to continue to work for the Company as employees-at-will until such time as the Board of Directors has had an opportunity to discuss and approve a compensation package for inclusion in written employment agreements between the Company and such individuals. The Company and Messrs. Schwartz, Greenwald and Stollman have agreed that each of such individuals are entitled to receive compensation for their services rendered of $400,000, $400,000 and $302,500 per annum, respectively, until such time as written employment agreements between the Company and such individuals have been executed. Notwithstanding the foregoing, Messrs. Schwartz, Greenwald and Stollman voluntarily elected to receive compensation during the fiscal year ended November 30, 1999 of $362,000, $362,000 and $266,000, respectively.

BOARD COMPENSATION

     As a result of the Company's policy to compensate non-employee directors for their services, the Company's Second Amended and Restated 1996 Stock Option Plan (the "Plan") provides for an automatic one-time grant to all non-employee directors of options to purchase 25,000 shares of Common Stock and for additional automatic quarterly grants of options to purchase 6,250 shares of Common Stock. The exercise prices for all of such non-employee director options are the market value of the Common Stock on their date of grant.

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

     The Compensation Committee of the Company's Board of Directors from December 1, 1998 through November 3, 1999 consisted of Mark Gutterman and Murray
L. Skala. On November 3, 1999, Mr. Gutterman resigned from the Company's Board of Directors and the Committees thereof for which he was a member (including the Compensation Committee). Mr. Gutterman's replacement on the Board and the Committees to which he was a member was Lawrence Burstein. See "Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of February 23, 2000, based upon information obtained from the persons named below, regarding beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of its Common Stock, (ii) each director of the Company, (iii) each of the Named Officers, and
(iv) all executive officers and directors of the Company as a group.

NAME AND ADDRESS OF                                           NUMBER OF SHARES             PERCENT
BENEFICIAL OWNER(1)                                         BENEFICIALLY OWNED(2)        OF CLASS(2)
-------------------                                         ---------------------        -----------
Jay Greenwald.............................................        2,709,959(3)              17.0%
Jeffrey L. Schwartz.......................................        2,492,279(4)              15.7
Michael G. Miller.........................................        2,391,823(5)              15.1
Andrew Stollman...........................................        1,120,156(6)               7.0
Edwin A. Levy.............................................          100,000(7)                 *
767 Third Avenue
New York, NY 10017
Murray L. Skala...........................................           67,750(8)                 *
750 Lexington Avenue
New York, NY 10022
Lawrence Burstein.........................................           43,750(9)                 *
245 Fifth Avenue
New York, NY 10016
All executive officers and directors as a group (7
  persons)................................................        6,548,979(10)(11)         40.2

---------------
  *  Less than 1% of the Company's outstanding shares.

 (1) Unless otherwise provided, such person's address is c/o the Company, One Blue Hill Plaza, Pearl River, New York 10965.

 (2) The number of Shares of Common Stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission (the "Commission"). Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of the Company's outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after February 23, 2000. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

 (3) Includes 94,414 shares of Common Stock issuable upon the exercise of an option held by Mr. Greenwald.

 (4) Includes 94,414 shares of Common Stock issuable upon exercise of an option held by Mr. Schwartz.

 (5) Includes 58,615 shares of Common Stock issuable upon exercise of options held by Mr. Miller.

 (6) Includes 72,924 shares of Common Stock issuable upon exercise of an option held by Mr. Stollman.

 (7) Represents shares of Common Stock issuable upon exercise of options held by Mr. Levy.

 (8) Includes 63,750 shares of Common Stock issuable upon exercise of options held by Mr. Skala.

 (9) Represents shares of Common Stock issuable upon exercise of options held by Mr. Burstein.

(10) Includes 15,085 shares of Common Stock issuable upon the exercise of options held by Mr. Daniel Harvey, Chief Financial Officer of the Company.

(11) Includes 484,337 shares of Common Stock issuable upon the exercise of options held by the executive officers and directors of the Company. See footnotes (3), (4) and (6) through (10), above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Murray L. Skala, a director of the Company, is a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala & Bass LLP, the Company's attorneys ("Feder Kaszovitz"). The Company incurred charges of approximately $367,000 during the fiscal year ended November 30, 1999. Feder Kaszovitz continues to provide services to the Company during its current fiscal year. Its fees are based primarily on hourly rates. The Company believes that its relationship with such firm is on terms no less or more favorable to the Company than could have been obtained from unaffiliated third parties.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

          (i)Financial Statements:

             See Index to Financial Statements.

          (ii) Financial Statement Schedules:

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

     (B) REPORTS ON FORM 8-K.

     The Company filed no Current Reports on Form 8-K during the fourth quarter of the fiscal year ended November 30, 1999.

     (C) EXHIBITS.

EXHIBIT
NUMBER
-------
 3.1.1     Articles of Incorporation of the Company, as amended.(1)
 3.1.2     Amendment to the Articles of Incorporation of the
           Company.(2)
 3.2       Bylaws of the Company.(3)
10.1       Second Amended and Restated 1996 Stock Option Plan.(4)
10.2       Lease of the Company's offices at One Blue Hill Plaza, Pearl
           River, New York.(5)
10.3+      Billing and Collection Services Agreement between Federal
           Transtel, Inc. and the Company.(5)(P)
10.4.1+    Telecommunications Services Agreement between LCI
           International Telecom Corp., d/b/a Qwest Communications
           Services, and the Company.(6)(P)
10.4.2+    Amendment to Telecommunications Services Agreement between
           LCI International Telecom Corp., d/b/a Qwest Communications
           Services, and the Company.(7)
10.4.3+    Amended and Restated Telecommunications Services Agreement
           between LCI International Telecom Corp., d/b/a/ Qwest
           Communications Services, and the Company.(7)
10.5.1     Agreement regarding 900 Pay-Per-Call Psychic Services
           between the Company and Access Resource Services, Inc.(8)
10.5.2     Amendment No. 1 to Exhibit 10.5.1.(8)
10.6.1     Amendment No. 1 to Non-Competition and Right of First
           Refusal Agreement between the Company and Steven L.
           Feder.(8)
10.6.2+    Amendment No. 1 to Non-Competition and Right of First
           Refusal Agreement between the Company and Peter Stolz.(8)
10.6.3+    Amendment No. 1 to Non-Competition and Right of First
           Refusal Agreement between the Company and Thomas H.
           Lindsey.(8)
10.7.1     Redemption Agreement among the Company, Steven L. Feder and
           Defer Limited Partnership.(8)
10.7.2+    Redemption Agreement among the Company, Peter Stolz and the
           P. Stolz Family Limited Partnership, L.P.(8)

EXHIBIT
NUMBER
-------
10.7.3+    Redemption Agreement among the Company, Thomas H. Lindsey
           and Maslin Limited Partnership.(8)
10.8+      Indemnification Agreement among the Company, Access Resource
           Services, Inc., Steven L. Feder, Peter Stolz, Thomas H.
           Lindsey, Defer Limited Partnership, the P. Stolz Family
           Limited Partnership, L.P. and Maslin Limited Partnership.(8)
10.9       Security Agreement between the Company and Access Resource
           Services, Inc.(8)
10.10*     Marketing Agreement between LCS Golf, Inc. and the Company.
10.11*     Proposed Web Site Marketing Agreement between itarget.com,
           Inc, and the Company.
10.12*     Stock and Warrant Purchase Agreement between SkyMall, Inc., and the Company.
21*        Subsidiaries of the Company
27*        Financial Data Schedule

---------------
*   Filed herewith.

+   Confidential treatment requested as to portions of this Exhibit.

(1) Filed as an Exhibit to the Company's Registration Statement on Form 8-A dated October 23, 1995 and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998 and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Registration Statement on Form S-1 dated September 6, 1995 (File No. 33-96632) and incorporated herein by reference.

(4) Filed as an Exhibit to the Company's Proxy Statement filed with the Commission, dated August 23, 1999 and incorporated herein by reference.

(5) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated herein by reference.

(6) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 and incorporated herein by reference.

(7) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998 and incorporated herein by reference.

(8) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 4, 1999 and incorporated herein by reference.

(P) Filed by paper with the Commission pursuant to a continuing hardship exemption.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 10, 2000                     Quintel Communications, Inc.

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

SIGNATURE                                                          TITLE                     DATE
---------                                                          -----                     ----

            By: /s/ JEFFREY L. SCHWARTZ              Chairman and Chief Executive        March 10, 2000
  ----------------------------------------------       Officer (Principal Executive
                Jeffrey L. Schwartz                    Officer)

               By: /s/ JAY GREENWALD                 President, Chief Operating          March 10, 2000
  ----------------------------------------------       Officer and Director
                   Jay Greenwald

               By: /s/ DANIEL HARVEY                 Chief Financial Officer             March 10, 2000
  ----------------------------------------------       (Principal Financial and
                   Daniel Harvey                       Accounting Officer)

              By: /s/ ANDREW STOLLMAN                Executive Vice President,           March 10, 2000
  ----------------------------------------------       Secretary and Director
                  Andrew Stollman

              By: /s/ MURRAY L. SKALA                Director                            March 10, 2000
  ----------------------------------------------
                  Murray L. Skala

               By: /s/ EDWIN A. LEVY                 Director                            March 10, 2000
  ----------------------------------------------
                   Edwin A. Levy

             By: /s/ LAWRENCE BURSTEIN               Director                            March 10, 2000
  ----------------------------------------------
                 Lawrence Burstein

                          QUINTEL COMMUNICATIONS, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF NOVEMBER 30, 1999 AND 1998
                     AND FOR EACH OF THE THREE YEARS IN THE
                         PERIOD ENDED NOVEMBER 30, 1999

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                   PAGE
                                                                ----------
Report of Independent Accountants...........................       F-1
Consolidated Balance Sheets as of November 30, 1999 and
  1998......................................................       F-2
Consolidated Statements of Operations and Comprehensive
  Income (Loss) for the years ended November 30, 1999, 1998
  and 1997..................................................       F-3
Consolidated Statements of Shareholders' Equity for the
  years ended November 30, 1999, 1998 and 1997..............       F-4
Consolidated Statements of Cash Flows for the years ended
  November 30, 1999, 1998 and 1997..........................       F-5
Notes to Consolidated Financial Statements..................    F-6 - F-22
Schedule II -- Valuation and Qualifying Accounts and
  Reserves..................................................       S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Quintel Communications, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Quintel Communications, Inc. and its Subsidiaries (the "Company") at November 30, 1999 and 1998, and the results of their operations and comprehensive income (loss) and their cash flows for each of the three years in the period ended November 30, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICEWATERHOUSECOOPERS LLP

Melville, New York
February 28, 2000

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF NOVEMBER 30, 1999 AND 1998

                                                                 1999           1998
                                                              -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 7,939,567    $ 2,123,630
  Marketable securities.....................................   36,511,925     15,019,233
  Accounts receivable, trade................................    5,711,967     31,230,579
  Deferred income taxes.....................................    2,778,329     10,590,587
  Due from related parties..................................      550,112        754,089
  Prepaid expenses and other current assets.................      688,314      2,151,270
                                                              -----------    -----------
     Total current assets...................................   54,180,214     61,869,388
Property and equipment, at cost, net of accumulated
  depreciation..............................................      816,533      1,143,901
Long-term investments, at cost..............................    2,097,500             --
Deferred income taxes.......................................      183,032      1,399,855
                                                              -----------    -----------
     Total assets...........................................  $57,277,279    $64,413,144
                                                              ===========    ===========
LIABILITIES
Current liabilities:
  Accounts payable..........................................  $ 1,793,631    $ 4,453,663
  Accrued expenses..........................................    5,548,876      6,897,246
  Reserve for customer chargebacks..........................    4,618,108     15,494,138
  Due to related parties....................................      368,176        140,756
  Income taxes payable......................................    4,365,104        745,197
  Deferred income taxes.....................................      697,106             --
                                                              -----------    -----------
     Total current liabilities..............................   17,391,001     27,731,000
     Total liabilities......................................   17,391,001     27,731,000
                                                              -----------    -----------
Commitments and contingencies (Notes 6 and 8)
SHAREHOLDERS' EQUITY
Preferred stock -- $.001 par value; 1,000,000 shares
  authorized; none issued and outstanding...................
Common stock -- $.001 par value; authorized 50,000,000
  shares; issued and outstanding 15,469,590 shares and
  16,679,746 shares, respectively...........................       15,469         16,679
Additional paid-in capital..................................   37,482,479     38,955,275
Retained earnings (deficit).................................    3,544,568       (379,292)
Accumulated other comprehensive income (loss)...............    1,045,662        (10,488)
Common stock held in Treasury, at cost, 942,853 and 773,066
  shares, respectively......................................   (2,201,900)    (1,900,030)
                                                              -----------    -----------
     Total shareholders' equity.............................   39,886,278     36,682,144
                                                              -----------    -----------
     Total liabilities and shareholders' equity.............  $57,277,279    $64,413,144
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

                                                       1999            1998            1997
                                                    -----------    ------------    ------------
Net revenue.......................................  $42,839,840    $ 94,690,251    $191,374,936
Cost of sales.....................................   26,952,097      80,037,115     149,821,363
                                                    -----------    ------------    ------------
     Gross profit.................................   15,887,743      14,653,136      41,553,573
Selling, general and administrative expenses......   10,881,156      14,356,892      18,880,769
Special charges...................................                   19,692,543
                                                    -----------    ------------    ------------
     Income (loss) from operations................    5,006,587     (19,396,299)     22,672,804
Interest expense..................................      (70,701)       (186,218)        (80,763)
Other income, primarily interest..................    1,446,494       2,212,435       1,841,356
                                                    -----------    ------------    ------------
     Income (loss) before provision for income
       taxes......................................    6,382,380     (17,370,082)     24,433,397
Provision (benefit) for income taxes..............    2,458,520        (417,464)     10,069,616
                                                    -----------    ------------    ------------
     Net income (loss)............................    3,923,860     (16,952,618)     14,363,781
                                                    -----------    ------------    ------------
Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) from available for sale
     securities, net of income taxes of $704,100
     for 1999, ($4,337) for 1998 and ($9,590) for
     1997.........................................    1,056,150          (6,505)        (14,264)
                                                    -----------    ------------    ------------
     Comprehensive income (loss)..................  $ 4,980,010    $(16,959,123)   $ 14,349,517
                                                    ===========    ============    ============
Basic income (loss) per share:
  Net income (loss)...............................  $      0.26    $      (1.00)   $       0.77
                                                    -----------    ------------    ------------
  Weighted average shares outstanding.............   15,119,610      17,034,531      18,560,064
                                                    -----------    ------------    ------------
Diluted income (loss) per share:
  Net income (loss)...............................  $      0.26    $      (1.00)   $       0.76
                                                    -----------    ------------    ------------
  Weighted average shares outstanding.............   15,241,662      17,034,531      18,878,790
                                                    ===========    ============    ============

          See accompanying notes to consolidated financial statements.

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

                                                                                                             ACCUMULATED
                                                                                                                OTHER
                                 COMMON STOCK       ADDITIONAL     RETAINED          TREASURY STOCK         COMPREHENSIVE
                             --------------------     PAID-IN      EARNINGS     -------------------------      INCOME
                               SHARES     AMOUNTS     CAPITAL      (DEFICIT)      SHARES        AMOUNT         (LOSS)
                             ----------   -------   -----------   -----------   ----------   ------------   -------------
BALANCE, NOVEMBER 30,
 1996......................  18,452,368   $18,452   $37,406,050   $10,300,150                                $   10,281
Common stock issued:
 Stock option exercises....     152,797      153        837,597
 Warrant exercises.........      44,182       44        364,458
Tax benefit from exercise
 of stock options..........                             419,595
Unrealized (losses) on
 available for sale
 securities................                                                                                     (14,264)
Net income for the year....                                        14,363,781
                             ----------   -------   -----------   -----------   ----------   ------------    ----------
BALANCE, NOVEMBER 30,
 1997......................  18,649,347   18,649     39,027,700    24,663,931                                    (3,983)
Unrealized (losses) on
 available for sale
 securities................                                                                                      (6,505)
Purchase of common stock,
 held in treasury, at
 cost......................                                                      2,742,667   $(10,065,030)
Retirement of stock held in
 treasury..................  (1,969,601)  (1,970)       (72,425)   (8,090,605)  (1,969,601)     8,165,000
Net (loss) for the year....                                       (16,952,618)
                             ----------   -------   -----------   -----------   ----------   ------------    ----------
BALANCE, NOVEMBER 30,
 1998......................  16,679,746   16,679     38,955,275      (379,292)     773,066     (1,900,030)      (10,488)
Unrealized gains on
 available for sale
 securities................                                                                                   1,056,150
Stock option exercises.....      89,844       90        157,137
Tax benefit from exercise
 of stock options..........                             123,767
Purchase of common stock,
 held in treasury, at
 cost......................                                                        169,787       (301,870)
Purchase and retirement of
 common stock..............  (1,300,000)  (1,300)    (1,753,700)
Net income for the year....                                         3,923,860
                             ----------   -------   -----------   -----------   ----------   ------------    ----------
BALANCE, NOVEMBER 30,
 1999......................  15,469,590   $15,469   $37,482,479   $ 3,544,568      942,853   $ (2,201,900)   $1,045,662
                             ==========   =======   ===========   ===========   ==========   ============    ==========


                                 TOTAL
                             SHAREHOLDERS'
                                EQUITY
                             -------------
BALANCE, NOVEMBER 30,
 1996......................   $47,734,933
Common stock issued:
 Stock option exercises....       837,750
 Warrant exercises.........       364,502
Tax benefit from exercise
 of stock options..........       419,595
Unrealized (losses) on
 available for sale
 securities................       (14,264)
Net income for the year....    14,363,781
                              -----------
BALANCE, NOVEMBER 30,
 1997......................    63,706,297
Unrealized (losses) on
 available for sale
 securities................        (6,505)
Purchase of common stock,
 held in treasury, at
 cost......................   (10,065,030)
Retirement of stock held in
 treasury..................
Net (loss) for the year....   (16,952,618)
                              -----------
BALANCE, NOVEMBER 30,
 1998......................    36,682,144
Unrealized gains on
 available for sale
 securities................     1,056,150
Stock option exercises.....       157,227
Tax benefit from exercise
 of stock options..........       123,767
Purchase of common stock,
 held in treasury, at
 cost......................      (301,870)
Purchase and retirement of
 common stock..............    (1,755,000)
Net income for the year....     3,923,860
                              -----------
BALANCE, NOVEMBER 30,
 1999......................   $39,886,278
                              ===========

          See accompanying notes to consolidated financial statements.

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

                                                      1999             1998            1997
                                                  -------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss).............................  $   3,923,860    $(16,952,618)   $ 14,363,781
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
     Depreciation and amortization..............        249,073       1,284,039       2,620,146
     Reserve for customer chargebacks...........    (10,876,030)    (22,701,976)     18,115,211
     Deferred income taxes......................      9,037,569      (2,471,838)     (2,552,328)
     Loss on disposal of fixed assets...........        255,783              --              --
     Special charges............................             --      19,692,543              --
     Changes in assets and liabilities of
       business:
       Accounts receivable......................     25,518,612      15,080,381     (28,280,877)
       Due from related parties.................        203,977        (516,604)        406,683
       Prepaid expenses and other current
          assets................................      1,462,956       1,729,104      (1,331,703)
       Accounts payable.........................     (2,660,032)       (200,199)      2,088,479
       Income taxes payable.....................      3,743,674         745,197      (4,131,303)
       Accrued expenses.........................     (1,404,453)     (1,059,062)      4,917,798
       Due to related parties...................        227,420        (838,649)       (499,110)
                                                  -------------    ------------    ------------
       Net cash provided by (used in) operating
          activities............................     29,682,409      (6,209,682)      5,716,777
                                                  -------------    ------------    ------------
Cash flows from investing activities:
  Purchases of securities.......................   (149,802,510)    (72,275,879)    (65,649,246)
  Proceeds from sales of securities.............    130,054,586      81,976,511      55,500,000
  Capital expenditures..........................       (436,296)     (1,366,007)       (847,053)
  Purchases of long term investments............     (2,097,500)             --              --
  Proceeds from the disposal of fixed assets....        258,808              --              --
                                                  -------------    ------------    ------------
       Net cash (used in) provided by investing
          activities............................    (22,022,912)      8,334,625     (10,996,299)
                                                  -------------    ------------    ------------
Cash flows from financing activities:
  Proceeds from stock options exercised.........        213,310              --         837,750
  Proceeds from warrants exercised..............             --              --         364,502
  Purchase of common stock......................     (2,056,870)    (10,065,030)             --
                                                  -------------    ------------    ------------
       Net cash (used in) provided by financing
          activities............................     (1,843,560)    (10,065,030)      1,202,252
                                                  -------------    ------------    ------------
Net increase (decrease) in cash and cash
  equivalents...................................      5,815,937      (7,940,087)     (4,077,270)
Cash and cash equivalents, beginning of year....      2,123,630      10,063,717      14,140,987
                                                  -------------    ------------    ------------
Cash and cash equivalents, end of year..........  $   7,939,567    $  2,123,630    $ 10,063,717
                                                  =============    ============    ============
Supplemental disclosures:
  Cash paid during the year for:
     Interest...................................  $      70,701    $    186,218    $     80,763
     Income tax (refunds).......................    (11,675,498)        910,000      13,613,887

     During fiscal 1999 and 1997, options and warrants for shares of common stock were exercised by certain employees, directors and an underwriter. A tax benefit of $123,767 and $419,595 in fiscal 1999 and 1997, respectively, was recorded as an increase to additional paid-in capital and a reduction to income taxes currently payable. No options and warrants were exercised in fiscal 1998.
          See accompanying notes to consolidated financial statements.

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     During the fiscal year ended November 30, 1999, the Company began the process of redefining itself as an on-line direct marketing provider, of consumer products and services, within the Internet industry. The Company's future plans and business strategy call for its Internet based E-commerce segment to be its sole operating focus, and the significant source of all future revenues. Prior to the commencement of this Internet initiative, all of the Company's products and services were sold with the use of conventional marketing channels, specifically television broadcast media, telemarketing, direct-mail and print advertising. Our Internet initiative, and its underlying business plan and strategy, has caused the Company to terminate the marketing of its legacy products and services. Such legacy products and services consisted of (i) voice mail services and psychic related pay-per-call and club products and services that were previously conducted in our LEC Billed products and services segment, and (ii) residential long distance customer acquisition services, as well as prepaid and conventional cellular phone customer acquisition services that were previously conducted in our Customer Acquisition services segment.

  Principles of Consolidation and Presentation

     The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. As all investments represent ownership interests of less than 20% and do not result in control or provide significant influence. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts for prior periods have been reclassified to conform with current year presentations.

  Revenue recognition

     Revenue from the Company's legacy telecommunication products and services, which have historically consisted of (i) various enhanced telephone services, principally voice mail services and (ii) psychic theme-related club 900 products, is recognized, net of an estimated provision for customer chargebacks (which include refunds and credits) as the related customers automatically renew their monthly memberships. The legacy telecommunication product and service net revenue has also included the Company's telephone entertainment services, principally 900 pay-per-call activities, up to and including May 31, 1998 (see
Note 7). During such time, the Company recognized revenues from the telephone entertainment services at the time the customer initiated a billable transaction.

     The Company, where applicable in the case of its legacy telecommunication products and services, estimates the reserve for customer chargebacks monthly, based on updated chargeback history, with any resulting adjustments being charged against revenues. The Company estimates chargebacks and other provisions for new products and services, without a previous operating history, on currently available experience with similar products and services, and adjusts such estimates as further information becomes available. Since reserves are established prior to the periods in which chargebacks are actually expended, the Company's revenues may be adjusted in later periods in the event that the Company's incurred chargebacks vary from the estimated amounts. For the years ended November 30, 1999, 1998 and 1997, the provision for chargebacks was $11,968,645, $56,496,612, and $103,597,803, respectively.

     The Company's customer acquisition services, which principally consist of the residential long distance customer acquisition programs are recorded upon the achievement of certain events particular to the corresponding program's fulfillment liability. Subsequent to the delivery of the initial sales record to the respective long distance carrier, the Company may be required to provide to the customer certain products and services (fulfillment liability), such as prepaid cellular telephones and/or complimentary airline ticket redemption vouchers. These costs are estimated and accrued, as a component of marketing expense, at the

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES time the associated revenues are recorded. At November 30, 1999 and 1998, accrued expenses included approximately $4.1 million and $1.4 million of such costs, respectively. This estimation is adjusted to actual amounts in subsequent periods. There are no chargebacks from such programs.

     During the year ended November 30, 1999, the Company had recognized an immaterial amount of revenue from its Internet related activities, and treated such recognition based on collection. In subsequent fiscal periods, the Company will recognize revenues from its Internet related activities upon the completion of all events relative to the particular activity, including delivery of products or services, delivery of advertising impressions, recording of all product costs, discounts and fulfillment obligations, and the recording of all other variable direct costs associated with completing the Company's obligation to the customer or vendor. Such revenue recognition will be subject to provisions based on the probability of collection of the particular underlying revenue stream.

  Concentration of credit risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable.

     The Company has historically invested a portion of its excess cash in debt instruments and has maintained guidelines relative to diversification yielding safety and liquidity. During the year ended November 30, 1999, the Company has invested approximately $3.9 million, at cost, in equity based marketable securities. At November 30, 1999, these marketable securities are classified as available for sale securities, and accounted for approximately $5.6 million, or approximately 15.3% of the market value of Company's total marketable securities. At November 30, 1999 and 1998, the Company's marketable securities were comprised primarily of direct obligations of the U.S. government and other debt instruments, all of short-term maturities, and as such were insulated from material market risk.

     The Company's collections of its legacy telecommunication products and services billings are received through three unrelated, unaffiliated service bureaus. In conjunction with servicing the accounts receivable, the service bureaus remit amounts based on eligible accounts receivable and withhold certain cash receipts as a reserve. As a result, the Company's exposure to the concentration of credit risk primarily relates to all collections on behalf of the Company by these service bureaus.

     Cash balances are held principally at three financial institution and may, at times, exceed insurable amounts. The Company believes it mitigates its risks by investing in or through major financial institutions. Recoverability is dependent upon the performance of the institutions.

  Transactions With Major Customers

     Revenues from one long distance carrier amounted to 72% of total revenues during fiscal 1999 and 20% during fiscal 1998. The Company commenced operations with this carrier in fiscal 1998. Accounts receivable from such carrier was approximately $1,020,000 and $8,728,000 at November 30, 1999 and 1998,
respectively.

  Cash and cash equivalents

     All short-term investments with an original maturity of three months or less are considered to be cash equivalents.

  Marketable securities

     The Company accounts for its marketable securities using Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company's marketable securities consist of government and federal agency obligations, corporate commercial paper, real estate

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES investment trusts ("REITs") and an equity security, all of which are held for varying and indefinite periods of time, pursuant to maturity dates, market conditions and other factors. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all marketable securities are considered to be available for sale and are classified as current assets. Accordingly, such securities are stated at fair value, with unrealized gains and losses, net of estimated tax effects, included in other comprehensive income (loss) as a separate component of shareholders' equity, until realized. Realized gains and losses on such marketable securities are included in earnings and are derived using the specific identification method for determining the cost of securities.

  Property and equipment

     Property and equipment are stated at cost and are depreciated using the straight-line method over a five to seven year useful life depending on the nature of the asset. Leasehold improvements are amortized over the life of the improvement or the term of the lease, whichever is shorter. Expenditures for maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.

     Upon retirement or disposal, the asset cost and related accumulated depreciation and amortization are eliminated from the respective accounts and the resulting gain or loss, if any, is included in the results of operations for the period.

  Long-lived assets

     If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company estimates: (a) the future cash flows expected to result from the use of such asset over its remaining useful life and (b) the potential cash flows realizable from its possible disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is recognized as a difference between carrying amount and the future discounted cash flow (See Note 9).

  Income taxes

     The Company recognizes deferred tax liabilities and assets based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided against assets which are not likely to be realized (see Note 5).

  Advertising and marketing expenses

     The Company's advertising and marketing expenses have historically consisted of television, broadcast media and related production costs, telemarketing, direct mail and print media, with all such costs being charged to operations at the time the related advertising and marketing occurred. Total advertising and marketing expenses by segment for fiscal 1999, 1998, and 1997 were as follows:

                                              CONSOLIDATED ADVERTISING AND MARKETING COSTS
                                              --------------------------------------------
                                                        YEAR ENDED NOVEMBER 30,
                                              --------------------------------------------
                                                  1999            1998            1997
                                              ------------    ------------    ------------
LEC Billed products and services............  $   402,492     $24,732,314     $66,437,263
Customer Acquisition services...............   19,534,539      22,081,230      14,673,370
E-commerce, Corporate and other.............       34,134         277,924       1,715,693
                                              -----------     -----------     -----------
  Consolidated totals.......................  $19,971,165     $47,091,468     $82,826,326
                                              ===========     ===========     ===========

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

  Earnings per share

     Earnings per share are calculated pursuant to Financial Accounting Standards Board Statement No. 128 "Earnings per Share" ("SFAS No. 128").

  Comprehensive Income

     As of December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new standards for reporting and displaying statements; however, the adoption of SFAS No. 130 has no impact on the Company's net income and stockholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's marketable securities to be reported as a component of "Comprehensive income". Prior to adoption of this statement, such gains and losses were reported separately in stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

  Segment Information

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") effective November 30, 1999. This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information as presented in Note 12.

  Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to the reserve for customer chargebacks, recoverability of long-lived assets, the realizability of deferred tax assets, fulfillment accrual for customer acquisition costs and valuations relative to long-term investments, in privately held companies, whose market values are not readily determinable.

2. RELATED PARTY TRANSACTIONS

     In prior fiscal periods the Company had purchased various mailing lists and design, copyrighting and artistic development services from related entities owned by certain of the Company's officers/shareholders. The agreements required the Company to pay fees equal to 20% of rental revenues and a management fee of 10%, plus any fees in connection with processing and mailing lists. During fiscal 1998 and 1997, costs of approximately $10,000 and $267,000, respectively, were incurred by the Company for such services. During fiscal 1998, the related entities were sold, thereby dissolving the related party relationship as of November 30, 1998.

     The Company incurred approximately $10,000, $90,800 and $107,000, respectively, during fiscal 1999, 1998 and 1997, in accounting fees to a firm having a member who was also a director of the Company up until the time of his resignation in November 1999. In addition, the Company incurred approximately $367,000,

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

$431,000 and $372,000, respectively, during fiscal 1999, 1998 and 1997, in legal fees to a firm having a member who is also a director of the Company.

     The Company incurred approximately $125,000, $227,000 and $206,000 in compensation expense during the fiscal years ended November 30, 1999, 1998 and 1997, respectively, related to an employment agreement that was executed in connection with a prior year acquisition, consummated in fiscal 1996. Simultaneous with this acquisition, such principal shareholder was elected as a director of the Company and served in such capacity until his resignation in January 1999. This employment agreement was terminated effective June 1, 1999, commensurate with the Company's termination of its 900 entertainment services business (See Note 7). The principal shareholder of this acquired entity was also the principal shareholder of Psychic Readers Network, currently known as Access Resource Services, Inc. ("ARS"). ARS had previously supplied the Company with substantially all if its live psychic operators during the periods in which the Company was most dependent on 900 entertainment services, principally from inception to May 31, 1998. For the years ended November 30, 1999, 1998 and 1997, the Company paid aggregate fees for these lives psychic services of approximately $1,019,000, $7,023,000 and $24,300,000, respectively, under an agreement with ARS, which was terminated in June of 1999 (See Note 7).

     The Company received commissions of approximately $365,000, $685,000 and $830,000 during fiscal 1999, 1998 and 1997, respectively, from ARS for purchasing television media time on their behalf. As of November 30, 1998, the Company had a receivable of $578,000, relating to such commission activity. Effective June 1, 1999, pursuant to the Company's termination of its 900 entertainment services business, ARS assumed the responsibility for all media buying personnel, therefore such revenue ceased to continue from that time and the corresponding receivable was collected (See Note 7).

     The Company had a consulting agreement with a director/shareholder, which expired on November 30, 1998. Under the terms of such agreement, the director/shareholder provided services in connection with identification and engagement of celebrities to endorse the Company's services, engagement of independent producers to produce commercials and infomercials and the development of new entertainment services. The Company incurred approximately $113,000, $151,000 and $137,000 in expense relating to this agreement in 1999, 1998 and 1997, respectively. Although the consulting agreement has expired, the director/shareholder continued to provide consulting services to the Company. Such arrangements have not been formally agreed to and were available for termination by either party at will. Such consulting director/shareholder resigned from all Company positions in January 2000.

     On March 13, 1998, the Company purchased from a director of the Company, 1,969,601 shares of the Company's common stock for an aggregate purchase price of $8,165,000, which was at a discount from the market value at the date of transaction. At the same time, the seller's employment by the Company was terminated and she resigned from all directorships and offices she had held at the Company or any affiliate thereof. The shares reacquired were subsequently retired.

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

3. MARKETABLE SECURITIES

     The carrying amount of the Company's marketable securities is shown in the table below:

                                                    NOVEMBER 30, 1999
                                ----------------------------------------------------------
                                           1999                           1998
                                ---------------------------    ---------------------------
                                   COST        MARKET VALUE       COST        MARKET VALUE
                                -----------    ------------    -----------    ------------
Available for sale securities:
  U.S. government
     obligations..............  $ 2,542,478    $ 2,540,032     $15,036,713    $15,019,233
  REITs.......................      853,394        726,170              --             --
  Corporate commercial
     paper....................   28,373,689     28,370,726              --             --
  Equity security.............    3,000,000      4,874,997              --             --
                                -----------    -----------     -----------    -----------
     Total....................  $34,769,561    $36,511,925     $15,036,713    $15,019,233
                                ===========    ===========     ===========    ===========

     Marketable securities shown in the above table with scheduled maturities within one year were $30,916,167 and $15,036,713 for fiscal 1999 and fiscal 1998, respectively. At November 30, 1999, included in the net unrealized gain of $1,742,364 are gross unrealized loss of $398,348.

     Proceeds, realized gains, and realized losses from sales of securities classified as available for sale for fiscal year 1999, 1998 and 1997 consisted of the following:

                                                 1999           1998           1997
                                             ------------    -----------    -----------
Proceeds from sales of securities..........  $130,054,586    $81,976,511    $55,500,000
Gross realized gains.......................        64,718        124,822             --
Gross realized losses......................      (559,069)            --             --

4. PROPERTY AND EQUIPMENT

     Property and equipment for the years ended November 30, 1999 and 1998 consists of the following:

                                                                 1999          1998
                                                              ----------    ----------
Furniture and fixtures......................................  $  173,929    $  314,536
Computers and equipment.....................................   1,091,740     1,295,747
Leasehold improvements......................................      33,113        51,146
                                                              ----------    ----------
                                                               1,298,782     1,661,429
  Less, accumulated depreciation and amortization...........     482,249       517,528
                                                              ----------    ----------
                                                              $  816,533    $1,143,901
                                                              ==========    ==========

     Depreciation and amortization expense for the years ended November 30, 1999, 1998 and 1997 was approximately $249,000, $302,000 and $150,000, respectively.

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

5. INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                       YEAR ENDED NOVEMBER 30,
                                               ----------------------------------------
                                                  1999          1998           1997
                                               ----------    -----------    -----------
Federal:
  Current....................................  $  365,543    $        --    $10,201,378
  Deferred...................................   1,813,018     (2,593,444)    (1,761,002)
                                               ----------    -----------    -----------
                                                2,178,561     (2,593,444)     8,440,376
                                               ----------    -----------    -----------
State:
  Current....................................     342,367        525,000      2,152,177
  Deferred...................................     (62,408)     1,650,980       (522,937)
                                               ----------    -----------    -----------
                                                  279,959      2,175,980      1,629,240
                                               ----------    -----------    -----------
     Total provision.........................  $2,458,520    $  (417,464)   $10,069,616
                                               ==========    ===========    ===========

     The following is a reconciliation of the income tax expense computed using the statutory federal income tax rate to the actual income tax expense and its effective income tax rate:

                                                       YEAR ENDED NOVEMBER 30,
                                               ----------------------------------------
                                                  1999          1998           1997
                                               ----------    -----------    -----------
Income tax expense (benefit) at federal
  statutory rate.............................  $2,170,008    $(6,079,529)   $ 8,551,689
State income taxes, net of federal income tax
  benefit....................................     184,774        341,250      1,059,006
Goodwill amortization........................          --      3,623,519        179,636
Valuation allowance..........................          --      1,679,082             --
Other, individually less than 5%.............     103,738         18,214        279,285
                                               ----------    -----------    -----------
                                               $2,458,520    $  (417,464)   $10,069,616
                                               ==========    ===========    ===========

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

     The components of net deferred tax assets are as follows:

                                                                   NOVEMBER 30,
                                                            --------------------------
                                                               1999           1998
                                                            -----------    -----------
Deferred tax assets:
  Current:
     Accrued expenses and reserves not currently
       deductible.........................................  $ 2,514,414    $ 3,401,790
     Net operating loss...................................           --      7,188,797
     Capital loss carryforward............................      263,915             --
                                                            -----------    -----------
       Total current assets...............................    2,778,329     10,590,587
                                                            -----------    -----------
Noncurrent:
  Fixed assets and intangibles............................      120,624      2,006,164
  Net operating loss......................................    1,741,490      1,072,773
  Valuation allowance.....................................   (1,679,082)    (1,679,082)
                                                            -----------    -----------
       Total noncurrent assets............................      183,032      1,399,855
                                                            -----------    -----------
       Total assets.......................................    2,961,361     11,990,442
                                                            -----------    -----------
Deferred tax liabilities:
  Current:
     Other................................................      697,106             --
                                                            -----------    -----------
       Net deferred tax assets............................  $ 2,264,255    $11,990,442
                                                            ===========    ===========

     A $1,679,082 valuation allowance, primarily for state tax net operating losses, which can not be carried back by statutes, has reduced the deferred tax assets to an amount, which the Company believes is more likely than not to be realized.

     The Company has approximately $1.7 million of state net operating losses expiring through 2014.

6. REGULATORY ISSUES AND OTHER RISK CONSIDERATIONS

     On September 30, 1998, a letter was received from the Division of Marketing Practices of the Federal Trade Commission (the "FTC") initiating an inquiry into whether the Company has engaged in any unlawful marketing practices. In response to the letter, documents were supplied to the Division by the Company and the Company's regulatory counsel has held informational meetings with Staff of the FTC. The Company's regulatory counsel has been notified by the Staff of the FTC that the investigation has been terminated and no action would be instituted against the Company.

     In recent months, the Company's regulatory counsel has responded to inquiries or subpoenas from attorneys general of Vermont, Pennsylvania and Kansas concerning the Company's marketing practices. In the more than seven months since the information was sent to Kansas, there has been no follow-up. Similarly, information was sent to Pennsylvania more than four months ago. Recently, Pennsylvania requested additional information, but there has been no other action by that office. The information was furnished to Vermont only recently, and the Company continues to discuss Vermont's request for additional data.

     The Company recently has been asked to enter into a voluntary cease and desist agreement with the Montgomery County (Maryland) Department of Housing and Consumer Affairs. The genesis of this request was certain consumer complaints about 900 services and club products dating from 1997 and 1998 that were addressed at that time. In early 1999, that office requested additional information from the Company, but when the Company asked to discuss the request, the county office did not respond and was not in contact until early 2000, when it presented the cease and desist agreement. The Company has advised the county office that

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES it has not engaged in 900 or other psychic services since May 1998, and has asked the county office to reconsider its request that the Company enter into any agreement.

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

7. NEW LAUDERDALE AND THE CESSATION OF 900 PAY-PER-CALL BUSINESS

     In December 1994, the Company entered into an agreement with ARS, an unrelated entity at that time, to establish a joint venture known as New Lauderdale, L.C. New Lauderdale operated "900" entertainment services. On September 10, 1996, the Company acquired the remaining 50% interest in New Lauderdale. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased based upon the fair values at the date of acquisition. As a result, approximately $23,159,000 of the purchase price was allocated to goodwill, customer lists and other intangibles which were being amortized on a straight-line basis over a period from 1 to 15 years (See Note 9).

     In accordance with the Company's business strategy of separating itself from the 900 Pay-Per-Call business which is reported as a component of LEC Billed products and services (see Note 12), on June 4, 1999, the Company entered into an agreement (the "ARS Agreement") with ARS, pursuant to which the Company agreed to cease conducting, marketing, advertising or promoting certain "stand alone" 900 Pay-Per-Call Psychic Services described in the ARS Agreement (the "900 Psychic Services") directly or indirectly through any affiliate, until January 17, 2001. In addition, the Company agreed to cease its media buying operations which it conducted under the name "Quintel Media" and ARS agreed to assume responsibility for the "Quintel Media" employees and for the lease of the premises used by "Quintel Media" in Fort Lauderdale, Florida, and to acquire the computer equipment and other furniture, fixtures and leasehold improvements used by "Quintel Media" at such premises. The ARS Agreement does not prohibit the Company from offering psychic and psychic-related services, provided such services are (a) not billed to the consumer as a "900" telephone billing record or (b) offered as a free premium with or adjunct to the marketing or offering of other products and services.

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

     The ARS Agreement was effective as of May 31, 1999. During the fiscal year ended November 30, 1999, the Company has recorded royalty revenue under the terms of the ARS Agreement amounting to $2.8 million, all of which has been collected as of the date of this filing. Additionally, during the fiscal year 1999 the Company has received $258,808 in consideration for the sale of the media department assets discussed above.

     Amortization expense was $982,173 and $2,470,476 for the years ended November 30, 1998 and 1997, respectively. During fiscal 1998, the Company determined that the intangibles were impaired (See Note 9).

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

8. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company is obligated under a noncancelable real property operating lease agreement that expires in fiscal 2006. Future minimum rents consist of the following at November 30, 1999:

2000.....................................................  $  262,500
2001.....................................................     287,500
2002.....................................................     322,500
2003.....................................................     322,500
2004.....................................................     322,500
Thereafter...............................................     537,500
                                                           ----------
                                                           $2,055,000
                                                           ==========

     The leases contain escalation clauses with respect to real estate taxes and related operating costs. The accompanying financial statements reflect rent expense on a straight-line basis over the term of the lease as required by generally accepted accounting principles. Rent expense was $312,000, $522,422 and $383,867 for fiscal 1999, 1998 and 1997, respectively.

  Employment Agreements

     The Company had executed employment agreements, which expired on November 30, 1998, with certain executive officers of the Company. In the event the Company achieved certain pre-tax earnings targets, the Company may have granted bonuses to such persons, subject to approval of the Compensation Committee of the Board of Directors, in an aggregate amount not to exceed 5% of pre-tax earnings for such year. Such bonuses amounted to approximately $1,305,000 at November 30, 1997. No bonuses were granted during fiscal 1998. Each of the individuals have agreed to continue to work as employees-at-will until a new agreement is approved by the Board of Directors.

  Litigation

     On or about May 4, 1998, a complaint entitled "Joseph Chalverus, on behalf of himself and all others similarly situated v. Quintel Entertainment, Inc., Jeffrey L. Schwartz and Daniel Harvey" was filed in the United States District Court for the Southern District of New York; subsequently, a complaint entitled "Richard M. Woodward, on behalf of himself and all others similarly situated v. Quintel Entertainment, Inc., Jeffrey L. Schwartz and Daniel Harvey" was filed in that same court, as was a complaint entitled "Dr. Michael Title, on behalf of himself and all others similarly situated v. Jeffrey L. Schwartz, Jay Greenwald, Claudia Newman Hirsch, Andrew Stollman, Mark Gutterman, Steven L. Feder, Michael
G. Miller, Daniel Harvey and Quintel Entertainment, Inc." (collectively, the "Complaints"). In addition to the Company, the defendants named in the Complaints are present and former officers and directors (the "Individual Defendants"). The plaintiffs seek to bring the actions on behalf of a purported class of all persons or entities who purchased shares of the Company's Common Stock from July 15, 1997 through October 15, 1997 and who were damaged thereby, with certain exclusions. The Complaints allege violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934, and allege that the defendants made misrepresentations and omissions concerning the Company's financial results, operations and future prospects, in particular, relating to the Company's reserves for customer chargebacks and its business relationship with AT&T. The Complaints allege that the alleged misrepresentations and omissions caused the Company's Common Stock to trade at inflated prices, thereby damaging plaintiffs and the members of the purported class. The amount of damages sought by plaintiffs and the purported class has not been specified.

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

     On September 18, 1998, the District Court ordered that the three actions be consolidated, appointed a group of lead plaintiffs in the consolidated actions, approved the lead plaintiffs selection of counsel for the purported class in the consolidated actions, and directed the lead plaintiffs to file a consolidated complaint. The consolidated and amended class action complaint ("Consolidated Complaint") which has been filed asserts the same legal claims based on essentially the same factual allegations as did the Complaints. On February 19, 1999, the Company and the Individual Defendants filed a motion to dismiss the Consolidated Complaint. The District Court has denied the motion to dismiss. The Company and the Individual Defendants have answered the Consolidated Complaint, denying all liability and raising various affirmative defenses. Discovery has commenced. The Company believes that the allegations in the Complaints are without merit, and intends to vigorously defend the consolidated actions. The Company maintains Directors and Officers liability insurance, which the Company believes adequately covers damages, if any, that may arise under the action. No assurance can be given, however, that the outcome of the consolidated actions will not have a materially adverse impact upon the results of operations and financial condition of the Company.

9. SPECIAL CHARGES

     During 1998, the Company experienced increased chargebacks and marketing expenditures relating to its "900" entertainment services. As a result, this service was not providing positive operating results and cash flows and, as such, the Company ceased marketing such services as an independent revenue source. Accordingly, as required by Statement of Financial Accounting Standards No. 121, the Company reviewed its long-lived assets, including goodwill, for impairment. The Company determined that the "900" entertainment service could not be disposed of nor was there a predictable estimate of any future cash flows associated with any alternative use. The Company concluded that the intangibles, primarily goodwill, arising from the acquisition of the remaining 50% interest in New Lauderdale, L.C. were entirely impaired. As such, a noncash charge of $18,514,435, representing the remaining balance of the intangibles, was recorded in the second quarter of fiscal 1998.

     In addition, the Company recorded a noncash charge of approximately $1,178,000 associated with the writedown of assets relating to the decision to abort an Internet telephony program during the fourth quarter of fiscal 1998.

10. EARNINGS PER SHARE

     The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

                                                        YEAR ENDED NOVEMBER 30,
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
Denominator:
  Denominator for basic earnings per share --
     weighted average shares...................  15,119,610    17,034,531    18,560,064
Effect of dilutive securities:
  Stock options................................     122,052            --       257,984
  Warrants.....................................          --            --        60,742
                                                 ----------    ----------    ----------
  Denominator for diluted earnings per share --
     adjusted weighted average shares..........  15,241,662    17,034,531    18,878,790
                                                 ==========    ==========    ==========

     Options and warrants to purchase 243,474, 1,579,796 and 90,000 shares of common stock that were outstanding at November 30, 1999, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

11. STOCK OPTION PLAN AND WARRANTS

     During fiscal 1995, the Company implemented the 1995 Stock Option Plan (the "Stock Option Plan") effective as of October 1995. The Stock Option Plan provides for the grant of options to purchase up to 750,000 shares of the Company's common stock either as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the United States Internal Revenue Code or as options that are not intended to meet the requirements of such section ("Nonstatutory Stock Options"). Options to purchase shares may be granted under the Stock Option Plan to persons who, in the case of Incentive Stock Options, are employees (including officers) of the Company, or, in the case of Nonstatutory Stock Options, are employees (including officers), consultants or nonemployee directors of the Company. The Stock Option Plan was amended in September 1996, June 1997, and September 1999 to provide for the granting of options to purchase an additional 500,000, 600,000 and 1,000,000 shares, respectively, of the Company's Common Stock. After these amendments, grants are available under the Stock Option Plan to purchase a total of 2,850,000 shares of the Company's Common Stock.

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

     In addition, the Company's Stock Option Plan provides for certain automatic grants of options to the Company's nonemployee directors in consideration for their services performed as directors of the Company and for attendance at meetings. It provides for a one-time automatic grant of an option to purchase 25,000 shares of common stock at market value to those directors who were serving on the Board of Directors at the inception of the Stock Option Plan and also to those persons who become nonemployee directors of the Company in the future, upon their appointment or election as directors of the Company. In addition, the amended Stock Option Plan provides for quarterly grants to each nonemployee director of the Company of options to purchase 6,250 shares of the Company's common stock at the market value on the date of each grant. The Company granted 150,000, 143,750 and 125,000 options to the nonemployee directors during fiscal 1999, 1998 and 1997, respectively.

     The Committee offered all option holders the right to have their options repriced at $1.75 effective September 10, 1998. Total options available and elected for repricing were 1,415,078 and 878,078, respectively. Total options surrendered as a result of the repricing amounted to 587,949. The repricing of the options is in compliance with the provisions of the Stock Option Plan.

     A summary of the Company's stock options is as follows:

                                       1999                          1998                          1997
                            ---------------------------   ---------------------------   --------------------------
                                            WEIGHTED                      WEIGHTED                     WEIGHTED
                                            AVERAGE                       AVERAGE                      AVERAGE
                              SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                            ----------   --------------   ----------   --------------   ---------   --------------
Options outstanding,
  beginning of year.......   1,304,978   $1.75 to 15.56      938,691   $4.75 to 15.56     653,850   $ 4.75 to 8.25
Granted...................     153,489     0.91 to 2.06    1,129,374     1.75 to 6.75     470,500    7.31 to 15.56
Exercised.................     (89,844)            1.75           --               --    (152,797)    5.00 to 6.00
Cancelled or lapsed*......     (66,759)    1.50 to 2.69     (763,087)*  2.69 to 15.56     (32,862)    5.00 to 6.00
                            ----------   --------------   ----------   --------------   ---------   --------------
Options outstanding, end
  of year.................   1,301,864   $0.91 to 15.56    1,304,978   $1.75 to 15.56     938,691   $4.75 to 15.56
                            ==========   ==============   ==========   ==============   =========   ==============

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                                       1999                          1998                          1997
                            ---------------------------   ---------------------------   --------------------------
                                            WEIGHTED                      WEIGHTED                     WEIGHTED
                                            AVERAGE                       AVERAGE                      AVERAGE
                              SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                            ----------   --------------   ----------   --------------   ---------   --------------
Options exercisable, end
  of year.................   1,006,387                       666,563                      645,952
                            ==========                    ==========                    =========
Options available for
  grant, end of year......   1,279,794                       373,307                      731,144
                            ==========                    ==========                    =========
Weighted-average fair
  value of options granted
  during the year.........  $     1.08                    $     1.17                    $    5.82
                            ==========                    ==========                    =========

---------------
* Includes 587,949 shares surrendered upon repricing.

     The Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized with regard to options granted under the Plan in the accompanying financial statements. If stock-based compensation costs had been recognized based on the estimated fair values at the dates of grant for options awarded during the years ended November 30, 1999, 1998 and 1997, the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                 1999           1998           1997
                                              ----------    ------------    -----------
Net income (loss) -- as reported............  $3,923,860    $(16,952,618)   $14,363,781
                                              ==========    ============    ===========
Net income (loss) -- pro forma..............  $3,758,078    $(18,369,678)   $13,158,826
                                              ==========    ============    ===========
Basic EPS -- as reported....................  $      .26    $      (1.00)   $       .77
                                              ==========    ============    ===========
Diluted EPS -- as reported..................  $      .26    $      (1.00)   $       .76
                                              ==========    ============    ===========
Basic EPS -- Pro forma......................  $      .25    $      (1.08)   $       .71
                                              ==========    ============    ===========
Diluted EPS -- Pro forma....................  $      .25    $      (1.08)   $       .70
                                              ==========    ============    ===========

     The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for all grants for volatility of 90% in 1999 and 65.4% in 1998 and 1997; risk-free interest rate ranging from 4.53% to 5.89% in 1999 and 4.67% to 4.80% in 1998 and 1997; and expected lives of approximately
4.8 years for each of the three years in the period ended November 30, 1999.

     The following table summarizes information about stock options outstanding at November 30, 1999:

                              WEIGHTED
                               AVERAGE      WEIGHTED                    WEIGHTED
  RANGE OF                    REMAINING      AVERAGE                     AVERAGE
  EXERCISE                   CONTRACTUAL   EXERCISABLE     SHARES      EXERCISABLE
    PRICE      OUTSTANDING      LIFE          PRICE      EXERCISABLE      PRICE
-------------  -----------   -----------   -----------   -----------   -----------
 $0.91-$0.91       31,250        4.9         $ 0.91          31,250      $ 0.91
 $1.50-$2.13    1,090,864        3.6           1.87         795,387        1.87
 $2.63-$3.81       43,750        5.7           2.96          43,750        2.96
 $4.75-$6.00       86,000        6.6           5.18          86,000        5.18
$9.38-$11.31       37,500        7.4          10.60          37,500       10.60
$15.56-$15.56      12,500        7.6          15.56          12,500       15.56
-------------   ---------        ---         ------       ---------      ------
$0.91-$15.56    1,301,864        4.0         $ 2.49       1,006,387      $ 2.66
=============   =========        ===         ======       =========      ======

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

     As of November 30, 1999 and 1998, there were 275,818 warrants outstanding to purchase common stock at an exercise price of $8.25 per share. The warrants are exercisable through December of 2000.

12. SEGMENT INFORMATION

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as of November 30, 1999. Prior to such date the Company had not met the "industry segment" reporting criteria as defined in SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company, but does require the Company to disclose its "management" approach determined segments. The Company's segments operate exclusively in the United States with an immaterial portion of revenue earned in Canada during the three fiscal years ended November 30, 1999. The accounting policies of the Company's segments are the same as those detailed in Note 1.

     The Company's reportable operating segments are aligned into three fundamental areas: (1) Products and Services billed to consumers by Local Exchange Carriers (LEC Billed products and services), (2) Customer Acquisition Services billed directly to long distance carriers and wireless carriers (Customer Acquisition services) and (3) Internet Commerce billed directly to consumers and vendors (E-commerce). The balance of the Company's operations, individually immaterial and in the aggregate are included as part of Corporate and other. This business segment delineation is consistent with the Company's management and financial reporting structure based on products and services. The Company evaluates performance based on many factors, with each segment's (a) gross profit and (b) earnings before special charges, interest expense, interest income, income taxes, depreciation and amortization (EBITDA) forming the primary measurement criteria. The organization shares a common workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate and other. The following tables set forth the Company's financial results, by management performance criteria, by operating segment. All revenues are from non-intersegment sources; therefore no intersegment elimination applies.

  Segment Data -- Net revenues

                                                            NET REVENUE
                                                      YEAR ENDED NOVEMBER 30,
                                             ------------------------------------------
                                                1999           1998            1997
                                             -----------    -----------    ------------
LEC Billed products and services...........  $11,975,622    $64,002,365    $163,010,663
Customer Acquisition services..............   30,687,009     30,364,096      27,163,621
E-commerce.................................        7,634             --              --
Corporate and other........................      169,575        323,790       1,200,652
                                             -----------    -----------    ------------
  Consolidated totals......................  $42,839,840    $94,690,251    $191,374,936
                                             ===========    ===========    ============

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

SEGMENT DATA -- GROSS PROFIT (LOSS)

                                                         GROSS PROFIT (LOSS)
                                                       YEAR ENDED NOVEMBER 30,
                                              -----------------------------------------
                                                 1999           1998           1997
                                              -----------    -----------    -----------
LEC Billed products and services............  $ 9,457,075    $17,115,604    $31,074,255
Customer Acquisition services...............    6,270,953     (2,415,511)    11,213,763
E-commerce..................................        5,550             --             --
Corporate and other.........................      154,165        (46,957)      (734,445)
                                              -----------    -----------    -----------
  Consolidated totals.......................  $15,887,743    $14,653,136    $41,553,573
                                              ===========    ===========    ===========

SEGMENT DATA -- EBITDA

                                                               EBITDA
                                                       YEAR ENDED NOVEMBER 30,
                                              -----------------------------------------
                                                 1999           1998           1997
                                              -----------    -----------    -----------
LEC Billed products and services............  $ 8,197,531    $12,108,335    $22,037,344
Customer Acquisition services...............      339,046     (6,913,016)    10,066,879
E-commerce..................................     (427,253)            --             --
Corporate and other.........................   (2,853,664)    (3,615,036)    (6,811,273)
                                              -----------    -----------    -----------
  Consolidated totals.......................  $ 5,255,660    $ 1,580,283    $25,292,950
                                              ===========    ===========    ===========

SEGMENT DATA -- DEPRECIATION AND AMORTIZATION

                                                     DEPRECIATION AND AMORTIZATION
                                                        YEAR ENDED NOVEMBER 30,
                                                  ------------------------------------
                                                    1999         1998          1997
                                                  --------    ----------    ----------
LEC Billed products and services................  $     --    $1,033,949    $2,520,704
Customer Acquisition services...................    65,530       101,236         3,995
E-commerce......................................     9,171            --            --
Corporate and other.............................   174,372       148,854        95,447
                                                  --------    ----------    ----------
  Consolidated totals...........................  $249,073    $1,284,039    $2,620,146
                                                  ========    ==========    ==========

SEGMENT DATA -- SPECIAL CHARGES

                                                                  SPECIAL CHARGES
                                                              YEAR ENDED NOVEMBER 30,
                                                            ---------------------------
                                                            1999       1998        1997
                                                            ----    -----------    ----
LEC Billed products and services..........................  $--     $18,514,435    $--
Customer Acquisition services.............................   --              --     --
E-commerce................................................   --              --     --
Corporate and other.......................................   --       1,178,108     --
                                                            ---     -----------    ---
  Consolidated totals.....................................  $--     $19,692,543    $--
                                                            ===     ===========    ===

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

SEGMENT DATA -- LONG-LIVED ASSETS

                                                           LONG-LIVED ASSETS
                                                        YEAR ENDED NOVEMBER 30,
                                                 -------------------------------------
                                                   1999         1998          1997
                                                 --------    ----------    -----------
LEC Billed products and services...............  $     --    $       --    $20,023,676
Customer Acquisition services..................        --       574,821         36,567
E-commerce.....................................   324,283            --             --
Corporate and other............................   492,250       569,080        478,155
                                                 --------    ----------    -----------
  Consolidated totals..........................  $816,533    $1,143,901    $20,538,398
                                                 ========    ==========    ===========

SEGMENT DATA  -- TOTAL ASSETS

                                                            TOTAL ASSETS
                                                      YEAR ENDED NOVEMBER 30,
                                             ------------------------------------------
                                                1999           1998            1997
                                             -----------    -----------    ------------
LEC Billed products and services...........  $ 8,411,901    $21,413,609    $ 71,917,965
Customer Acquisition services..............    8,249,232     25,790,868      17,419,805
E-commerce.................................    7,610,364             --              --
Corporate and other........................   33,005,782     17,208,667      26,661,005
                                             -----------    -----------    ------------
  Consolidated totals......................  $57,277,279    $64,413,144    $115,998,775
                                             ===========    ===========    ============

13. SUBSEQUENT EVENTS

     In January 2000, the Company increased its equity position to 15.9% of itarget.com, Inc., a privately held on-line permission based e-mail marketing and consumer data information company. The Company acquired the additional approximate 12.2% equity interest pursuant to a stock swap agreement. The agreement required that 229,862 of the Company's common shares be issued in exchange for 42,372 newly issued Series B, convertible preferred shares of itarget.com, Inc. In accordance with the terms of the stock swap agreement, the cost to the Company is contingent on several events, but in no case can exceed the equivalent of $2.02 million. The Company had previously acquired approximately 3.7% of itarget.com, Inc. for $500,000, in cash in November 1999.

     During the fiscal year ended November 30, 1999, the Company invested $3 million in SkyMall, Inc., ("SkyMall"), a publicly traded Company (Nasdaq: SKYM), through a private placement offering. Simultaneously with the investment the Company executed a promotional marketing agreement with SkyMall. In consideration for the Company's investment, it received: (a) 428,571 shares of SkyMall's common stock (which was registered in December 1999), and (b) 214,286 warrants, convertible into SkyMall common stock at $8.00 per share.

     As of February 16, 2000, the Company has sold 240,000 shares of its SkyMall common shares held, at an average price of $9.17, yielding total proceeds to the Company of approximately $2.2 million. As of the date of this report the Company continues to hold approximately 188,500 SkyMall common shares (with an allocated cost of approximately $5.25 per share) and retains the entire 214,286 warrants (with an allocated cost of approximately $3.49 per warrant), which expire in November 2004.

     On February 22, 2000, the Company entered into a strategic marketing agreement with LCS Golf, Inc., (Nasdaq:LCSG), an owner and operator of GolfUniverse.com, a highly visited website dedicated to the sport of golf. In addition to the marketing agreement, which gives the Company access to LCS Golf's proprietary "opt-in" e-mail database, the Company made a $500,000 loan to LCS Golf, Inc., which is due in

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

August 2000. This loan is convertible into 500,000 of LCS Golf common shares, at the Company's election. Simultaneously with the above, LCS Golf, Inc. also granted the Company options to acquire 200,000 of its common shares, at prices ranging between $1.00 and $2.00 per share.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for fiscal 1999, 1998 and 1997:

                                                               QUARTER ENDED
                                         ----------------------------------------------------------
                                         NOVEMBER 30,    AUGUST 31,       MAY 31,      FEBRUARY 28,
                                         ------------    -----------    ------------   ------------
1999:
Net revenues...........................  $ 4,526,274     $ 8,084,023    $ 10,423,942   $19,805,601
Gross profit...........................    4,275,515       4,503,692       4,056,306     3,052,230
Income before income taxes.............    2,393,277       2,390,715         926,273       672,115
Net income.............................    1,669,073       1,298,190         555,289       401,308
Basic earnings per share...............          .12             .09             .03           .03
Diluted earnings per share.............          .11             .09             .03           .03

1998:
Net revenues...........................  $20,285,085     $16,509,577    $ 21,259,988   $36,635,601
Gross profit...........................   (2,296,938)      5,070,872       1,380,175    10,499,027
(Loss) income before income taxes......   (5,068,084)      2,055,824     (20,505,128)    6,147,306
Net (loss) income......................   (6,591,590)      1,460,902     (15,510,314)    3,688,384
Basic (loss) earnings per share........         (.41)            .09            (.91)          .20
Diluted (loss) earnings per share......         (.41)            .09            (.91)          .20

1997:
Net revenues...........................  $49,302,822     $44,688,568    $ 53,323,734   $44,059,812
Gross profit...........................   10,072,085       4,152,170      13,786,298    13,543,020
Income before income taxes.............    5,420,442         307,049       9,660,751     9,045,155
Net income.............................    2,911,615         184,229       5,832,540     5,435,397
Basic earnings per share...............          .16             .01             .31           .29
Diluted earnings per share.............          .15             .01             .31           .29

     During the fourth quarter of fiscal 1998, the Company reduced the benefit for income taxes by approximately $2,550,000 due to a change in estimate of the amount of permanent differences, primarily goodwill due to its accelerated writeoff, and deferred tax asset valuation reserves.

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COL. A                             COL. B               COL. C                 COL. D          COL. E
------                           -----------   -------------------------    -------------    -----------
                                                       ADDITIONS
                                               -------------------------
                                 BALANCE AT    CHARGED TO    CHARGED TO                      BALANCE AT
                                  BEGINNING    COSTS AND       OTHER        DEDUCTIONS --      END OF
          DESCRIPTION             OF PERIOD     EXPENSES      ACCOUNTS        DESCRIBE         PERIOD
          -----------            -----------   ----------   ------------    -------------    -----------
YEAR ENDED NOVEMBER 30, 1999
Reserve for customer
  chargebacks..................  $15,494,138      --        $ 11,968,645(1)  $22,844,675(3)  $ 4,618,108
                                 ===========       ==       ============     ===========     ===========
Reserve for fulfillment
  costs........................  $ 1,405,248      --        $  7,133,012(2)  $ 4,405,451(4)  $ 4,132,809
                                 -----------       --       ------------     -----------     -----------
YEAR ENDED NOVEMBER 30, 1998
Reserve for customer
  chargebacks..................  $38,196,114      --        $ 56,496,612(1)  $79,198,588(3)  $15,494,138
                                 ===========       ==       ============     ===========     ===========
Reserve for fulfillment
  costs........................  $        --      --        $  1,405,248(2)  $        --     $ 1,405,248
                                 -----------       --       ------------     -----------     -----------
YEAR ENDED NOVEMBER 30, 1997
Reserve for customer
  chargebacks..................  $20,080,903      --        $103,597,803(1)  $85,482,592     $38,196,114
                                 ===========       ==       ============     ===========     ===========

---------------
(1) Charges against revenues.

(2) Charges against costs of sales.

(3) Chargebacks refunded to consumers during the year.

(4) Payments made to fulfillment vendors.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
 3.1.1     Articles of Incorporation of the Company, as amended.(1)
 3.1.2     Amendment to the Articles of Incorporation of the
           Company.(2)
 3.2       Bylaws of the Company.(3)
10.1       Second Amended and Restated 1996 Stock Option Plan.(4)
10.2       Lease of the Company's offices at One Blue Hill Plaza, Pearl
           River, New York.(5)
10.3+      Billing and Collection Services Agreement between Federal
           Transtel, Inc. and the Company.(5)(P)
10.4.1+    Telecommunications Services Agreement between LCI
           International Telecom Corp., d/b/a Qwest Communications
           Services, and the Company.(6)(P)
10.4.2+    Amendment to Telecommunications Services Agreement between
           LCI International Telecom Corp., d/b/a Qwest Communications
           Services, and the Company.(7)
10.4.3+    Amended and Restated Telecommunications Services Agreement
           between LCI International Telecom Corp., d/b/a/ Qwest
           Communications Services, and the Company.(7)
10.5.1     Agreement regarding 900 Pay-Per-Call Psychic Services
           between the Company and Access Resource Services, Inc.(8)
10.5.2     Amendment No. 1 to Exhibit 10.5.1.(8)
10.6.1     Amendment No. 1 to Non-Competition and Right of First
           Refusal Agreement between the Company and Steven L.
           Feder.(8)
10.6.2+    Amendment No. 1 to Non-Competition and Right of First
           Refusal Agreement between the Company and Peter Stolz.(8)
10.6.3+    Amendment No. 1 to Non-Competition and Right of First
           Refusal Agreement between the Company and Thomas H.
           Lindsey.(8)
10.7.1     Redemption Agreement among the Company, Steven L. Feder and
           Defer Limited Partnership.(8)
10.7.2+    Redemption Agreement among the Company, Peter Stolz and the
           P. Stolz Family Limited Partnership, L.P.(8)
10.7.3+    Redemption Agreement among the Company, Thomas H. Lindsey
           and Maslin Limited Partnership.(8)
10.8+      Indemnification Agreement among the Company, Access Resource
           Services, Inc., Steven L. Feder, Peter Stolz, Thomas H.
           Lindsey, Defer Limited Partnership, the P. Stolz Family
           Limited Partnership, L.P. and Maslin Limited Partnership.(8)
10.9       Security Agreement between the Company and Access Resource
           Services, Inc.(8)
10.10.*    Marketing Agreement between LCS Golf, Inc. and the Company.
10.11*     Proposed Web Site Marketing Agreement between itarget.com,
           Inc., and the Company.
10.12*     Stock and Warrant Purchase Agreement between SkyMall, Inc., and the Company.
21*        Subsidiaries of the Company
27*        Financial Data Schedule

---------------
*   Filed herewith.

+   Confidential treatment requested as to portions of this Exhibit.

(1) Filed as an Exhibit to the Company's Registration Statement on Form 8-A dated October 23, 1995 and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998 and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Registration Statement on Form S-1 dated September 6, 1995 (File No. 33-96632) and incorporated herein by reference.

(4) Filed as an Exhibit to the Company's Proxy Statement filed with the Commission, dated August 23, 1999 and incorporated herein by reference.

(5) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated herein by reference.

(6) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 and incorporated herein by reference.

(7) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998 and incorporated herein by reference.

(8) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 4, 1999 and incorporated herein by reference.

(P) Filed by paper with the Commission pursuant to a continuing hardship exemption.