Form 10-Q
period 2000-02-29
QUINTEL COMMUNICATIONS INC
filed 2000-04-14
CIK 1000297

                  =============================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 29, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

                         Commission file number 0-27046


                          QUINTEL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

     Delaware                                        22-3322277
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)

     One Blue Hill Plaza
     Pearl River, New York                           10965
     (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:   (914) 620-1212


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

                 ---------------------------------------------

        The number of shares outstanding of the Registrant's common stock is 15,864,164 (as of 4/6/00).

                          QUINTEL COMMUNICATIONS, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        QUARTER ENDED FEBRUARY 29, 2000

                               ITEMS IN FORM 10-Q



                                                                        PAGE
                                                                        ----

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements                                           3

Item 2.     Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                        12

Item 3.     Quantitative and Qualitative
             Disclosures About Market Risk                              None


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                           None

Item 2.     Changes in Securities
             and Use of Proceeds                                          26

Item 3.     Defaults Upon Senior Securities                             None

Item 4.     Submission of Matters to
             a Vote of Security Holders                                 None

Item 5.     Other Information                                           None

Item 6.     Exhibits and Reports on Form 8-K                              26


SIGNATURES

QUINTEL COMMUNICATIONS, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000 AND
FEBRUARY 28, 1999

QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                            FEBRUARY 29,         NOVEMBER 30,
                                                                               2000                 1999
                                                                            (Unaudited)
Assets

Current assets:
    Cash and cash equivalents                                              $  6,432,817         $  7,939,567
    Marketable securities                                                    35,214,364           36,511,925
    Accounts receivable, trade                                                4,495,022            5,711,967
    Deferred income taxes                                                     2,134,375            2,778,329
    Due from related parties                                                    275,553              550,112
    Prepaid expenses and other current assets                                   524,523              688,314
                                                                           ------------         ------------

        TOTAL CURRENT ASSETS                                                 49,076,654           54,180,214

Property and equipment, at cost, net of accumulated depreciation                750,957              816,533
Long-term investments, at cost                                                4,119,956            2,097,500
Deferred income taxes                                                           183,032              183,032
                                                                           ------------         ------------

        TOTAL ASSETS                                                       $ 54,130,599         $ 57,277,279
                                                                           ============         ============

LIABILITIES

Current liabilities:
    Accounts payable                                                       $  1,033,560         $  1,793,631
    Accrued expenses                                                          4,407,208            5,548,876
    Reserve for customer chargebacks                                          3,759,027            4,618,108
    Due to related parties                                                      370,185              368,176
    Income tax payable                                                        2,896,469            4,365,104
    Deferred income taxes                                                            --              697,106
                                                                           ------------         ------------

        TOTAL CURRENT LIABILITIES                                            12,466,449           17,391,001
                                                                           ------------         ------------

STOCKHOLDERS' EQUITY
    Preferred stock - $.001 par value; 1,000,000 shares authorized;
      none issued and outstanding
    Common stock - $.001 par value; authorized 50,000,000 shares;
      issued 15,816,483 shares and 15,469,590 shares, respectively               15,816               15,469
    Additional paid-in capital                                               39,340,928           37,482,479
    Retained earnings                                                         4,706,274            3,544,568
    Accumulated other comprehensive (loss) income                              (196,968)           1,045,662
    Common stock held in Treasury, at cost, 942,853 shares                   (2,201,900)          (2,201,900)
                                                                           ------------         ------------

        TOTAL STOCKHOLDERS' EQUITY                                           41,664,150           39,886,278
                                                                           ------------         ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 54,130,599         $ 57,277,279
                                                                           ============         ============

   The accompanying notes are an integral part of these financial statements.

QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                               THREE MONTHS ENDED
                                                          ---------------------------------
                                                           February 29,        February 28,
                                                              2000                 1999
Net revenue                                               $  2,698,646         $ 19,805,601
Cost of sales                                                  285,875           16,753,371
                                                          ------------         ------------

        GROSS PROFIT                                         2,412,771            3,052,230

Selling, general and administrative expenses                 2,355,991            2,989,356
                                                          ------------         ------------

        INCOME FROM OPERATIONS                                  56,780               62,874

Other income                                                 1,881,061              609,241
                                                          ------------         ------------

                                                             1,937,841              672,115

Provision for income taxes                                     776,135              270,807
                                                          ------------         ------------

        NET INCOME                                           1,161,706              401,308
                                                          ------------         ------------

Other comprehensive (loss) income, net of tax:
    Unrealized (loss) gain from available for sale
      securities net of income taxes of ($749,000)
      and $230,000, respectively                            (1,123,000)             345,000
                                                          ------------         ------------

        COMPREHENSIVE INCOME                              $     38,706         $    746,308
                                                          ============         ============

Basic income per share (Note 2):
      Net income                                          $       0.08         $       0.03
                                                          ------------         ------------

        AVERAGE SHARES OUTSTANDING                          14,913,116           15,783,777
                                                          ============         ============
Diluted income per share (Note 2):
    Net income                                            $       0.07         $       0.03
                                                          ------------         ------------

        AVERAGE SHARES OUTSTANDING                          15,853,965           15,849,080
                                                          ============         ============

   The accompanying notes are an integral part of these financial statements.

QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                           THREE MONTHS ENDED
                                                                     ---------------------------------
                                                                      February 29,        February 28,
                                                                          2000                1999

Cash flows from operating activities:
    Net income                                                       $  1,161,706         $    401,308
    Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
        Depreciation and amortization                                      73,399               74,011
        Reserve for customer chargebacks                                 (859,081)          (3,952,684)
        Deferred income taxes                                             (53,152)                  --
    Changes in assets and liabilities:
      Accounts receivable                                               1,216,945              794,670
      Prepaid expenses and other current assets                           163,791              294,600
      Accounts payable                                                   (760,071)            (969,512)
      Income tax payable                                               (1,468,635)            (553,310)
      Due from/to related parties, net                                    276,568              215,944
      Other, principally accrued expenses                              (1,141,668)          (2,219,026)
                                                                     ------------         ------------
        NET CASH USED IN OPERATING ACTIVITIES                          (1,390,198)          (5,913,999)
                                                                     ------------         ------------


Cash flows from investing activities:
    Purchases of securities                                           (69,960,949)          (9,657,698)
    Purchase of long-term investment                                     (500,000)                  --
    Proceeds from sales of securities                                  70,109,630           15,603,973
    Other, principally capital expenditures                                (7,823)                  --
                                                                     ------------         ------------
        NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES              (359,142)           5,946,275
                                                                     ------------         ------------

Cash flows from financing activities:
    Proceeds from exercised stock options                                 242,590                   --
    Purchase of common stock                                                   --             (301,870)
                                                                     ------------         ------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               242,590             (301,870)
                                                                     ------------         ------------

Net decrease in cash and cash equivalents                              (1,506,750)            (269,594)

Cash and cash equivalents, beginning of period                          7,939,567            2,123,630
                                                                     ------------         ------------

        CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  6,432,817         $  1,854,036
                                                                     ============         ============

   The accompanying notes are an integral part of these financial statements.

QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       GENERAL

         The consolidated financial statements for the three month periods ended February 29, 2000 and February 28, 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999. The results of operations for the three months ended February 29, 2000 are not necessarily indicative of the results for the entire fiscal year ending November 30, 2000.

2.       EARNINGS PER SHARE

         The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

                                                                 THREE MONTHS ENDED
                                                           -------------------------------
                                                            February 29,      February 28,
                                                                2000              1999
         Denominator:
             Denominator for basic earnings per
               share -- weighted-average shares             14,913,116         15,783,777
             Effect of dilutive securities:
               Stock options                                   940,849             65,303
                                                           -----------         ----------

             Dilutive potential common shares:
               Denominator for diluted earnings
                 per share -- adjusted weighted-average
                 shares and assumed conversions             15,853,965         15,849,080
                                                           ===========         ==========

         Options and warrants to purchase 140,308 and 872,818 shares of common stock were outstanding for the three months ended February 29, 2000 and February 28, 1999, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

3.       ADVERTISING EXPENSES

         The Company's advertising expenses have historically consisted of television broadcast media and related production costs, telemarketing, direct-mail, and print media, with all such costs being charged to operations at the time the related advertising and marketing occurred. Total advertising and marketing expenses for the three months ended February 29, 2000 and February 28, 1999 were approximately $118,000 and $13,043,000, respectively.

4.       ADOPTION OF SFAS 130, "REPORTING COMPREHENSIVE INCOME"

         As of December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The adoption of SFAS No. 130 had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires

QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         unrealized gains and losses on the Company's marketable securities to be reported in comprehensive income and accumulated other comprehensive
         (loss) income. Prior to adoption of this statement, such gains and losses were reported separately in stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

5. ADOPTION OF SFAS 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION"

         The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which was adopted by the Company as of November 30, 1999. This statement establishes standards for reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position but did affect the disclosure of segment information as presented in Note 7.


6.       INVESTMENTS

         In January 2000, the Company increased its equity position to 15.9% of itarget.com, Inc., a privately held on-line permission based e-mail marketing and consumer data information company. The Company acquired the additional approximate 12.2% equity interest pursuant to a stock swap agreement. The agreement required that 229,862 of the Company's common shares be issued in exchange for 42,372 newly issued Series B, convertible preferred shares of itarget.com, Inc. The total investment was valued at $1.6 million based on the Company's share price on the date of the closing. On March 29, 2000, itarget.com, Inc. was acquired by Cybergold, Inc. (Nasdaq:CGLD).

         As of February 16, 2000, the Company has sold 240,000 shares of its investment in SkyMall at an average price of $9.17, yielding total proceeds to the Company of approximately $2.2 million, for a profit of approximately $941,000, which is included in the Company's Other Income for the three months ended February 29, 2000.

7.       SEGMENT INFORMATION

         The Company's activities are classified into three primary operating segments: (1) Products and Services billed to consumers by Local Exchange Carriers (LEC Billed products and services), (2) Customer Acquisition Services billed directly to long distance carriers, including post acquisition commissions from long distance usage (Customer Acquisition services) and (3) Internet Commerce billed directly to consumers and vendors (E-commerce). The balance of the Company's operations are immaterial individually and in the aggregate, and are included as part of Corporate and other. This business segment delineation is consistent with the Company's management and financial reporting structure based on products and services. Summarized financial information by business segment is as follows:

QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

SEGMENT DATA -- NET REVENUES

                                            February 29,       February 28,
                                                2000               1999
For the three months ended:
    LEC Billed products and services        $ 1,702,806        $ 4,882,450

    Customer Acquisition services               919,782         14,913,112

    E-commerce                                   49,318                 --

    Corporate and other                          26,740             10,039
                                            -----------        -----------

             CONSOLIDATED TOTALS            $ 2,698,646        $19,805,601
                                            ===========        ===========


SEGMENT DATA -- GROSS PROFIT

                                             FEBRUARY 29,       FEBRUARY 28,
                                                2000               1999
For the three months ended:
    LEC Billed products and services        $ 1,616,327         $ 3,835,427

    Customer Acquisition services               836,268            (793,236)

    E-commerce                                  (66,564)                 --

    Corporate and other                          26,740              10,039
                                            -----------         -----------

             CONSOLIDATED TOTALS            $ 2,412,771         $ 3,052,230
                                            ===========         ===========


SEGMENT DATA -- EBITDA

                                            FEBRUARY 29,        FEBRUARY 28,
                                               2000                 1999
For the three months ended:
    LEC Billed products and services        $ 1,519,451         $ 3,197,772

    Customer Acquisition services               452,091          (2,312,485)

    E-commerce                               (1,002,765)                 --

    Corporate and other                        (838,298)           (748,099)
                                            -----------         -----------

             CONSOLIDATED TOTALS            $   130,479         $   137,188
                                            ===========         ===========

QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

SEGMENT DATA -- DEPRECIATION AND AMORTIZATION


                                           FEBRUARY 29,   FEBRUARY 28,
                                              2000           1999
For the three months ended:
    LEC Billed products and services        $    --        $    --

    Customer Acquisition services                --             --

    E-commerce                               27,513             --

    Corporate and other                      45,886         74,011
                                            -------        -------

             CONSOLIDATED TOTALS            $73,399        $74,011
                                            =======        =======

8.       LITIGATION

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

QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

3/16/00 7:17:38 AM

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements and information relating to the Company that are based on the current beliefs and expectations of Management, as well as assumptions made by and information currently available to the Company. When used in this Management's Discussion and Analysis, and elsewhere in this Form 10-Q, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, as they relate to the Company are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management, with respect to future events and are subject to certain risks, uncertainties and assumptions, which could cause the actual results to differ materially from those reflected in the forward-looking statements.


OVERVIEW

         The operations of Quintel Communications, Inc. and its consolidated subsidiaries (collectively, the "Company") are devoted to developing, operating, and entering into strategic marketing investments with Internet-based direct marketing companies. It is these Internet-based marketing companies and related strategic marketing investments that the Company believes will form the core of its future period net revenues. Previously, the Company had relied on conventional marketing channels, specifically television broadcast media, telemarketing, direct-mail, and print advertising to facilitate the marketing of its consumer based products and services. The Company will continue to recognize revenues through the offering of consumer products and services, but will now be conducting its marketing via the Internet. This significant change in the Company's marketing emphasis to the Internet, and the unproven reliability and profitability of the e-commerce marketplace, should both be considered when using the Company's historical results in evaluating the possibilities of the Company's future operations, cash flows, and financial position.

         In the execution of the Company's shift to the Internet, it commenced the formation of the "Quintel Network" in the second half of the fiscal year ended November 30, 1999. The Quintel Network is the Company's portfolio of strategic marketing investments and marketing partnerships with Internet-based marketing companies, e-commerce retailers and service providers. Together, the companies that comprise the Quintel Network market a wide variety of products and services aimed at the consumer audience. See " -- Quintel Network."

BASIS OF PRESENTATION

Certain amounts for the prior period that are presented in the accompanying consolidated financial statements, and referred to in the discussions below, have been reclassified with the current period presentation.

SEGMENT INFORMATION

The Company adopted SFAS No.131, Disclosures about Segments of an Enterprise and Related Information, as of November 30, 1999. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company, but did require the Company to disclose its "management" approach determined segments and present comparatively prepared data for the first quarter of fiscal 1999. The Company's segments operate exclusively in the United States with an immaterial portion of revenue earned in Canada during the three months ended February 28, 1999. See "Adoption of Segmental Reporting".

RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three months ended February 29, 2000 and February 28, 1999, respectively. It should be read in conjunction with the Company's Form 10-K as filed for the year ended November 30, 1999, the Notes thereto and other financial information included elsewhere in this report.

THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


The Company's net revenues, on a segmental basis, and with disclosure of the individual segment components, for each of the three months ended February 29, 2000 and February 28, 1999, are detailed in the following tables:

NET REVENUES - BY SEGMENT
                                                                                                CHANGE-INC         CHANGE-INC
                                                                     FEBRUARY                      (DEC)             (DEC)
FOR THE THREE MONTHS ENDED                                 29, 2000           28, 1999              $$$               %%%
------------------------------------------------------------------------------------------------------------------------------
LEC Billed products and services                          $1,702,806        $ 4,882,450        $ (3,179,644)          -65%


Customer Acquisition services                                919,782         14,913,112         (13,993,330)          -94%


E-commerce                                                    49,318                  -              49,318           100%


Corporate and other                                           26,740             10,039              16,701           166%
------------------------------------------------------------------------------------------------------------------------------

TOTAL                                                     $2,698,646        $19,805,601        $(17,106,955)          -86%
------------------------------------------------------------------------------------------------------------------------------

NET REVENUES:

                                                                                                CHANGE-INC       CHANGE-INC
                                                                     FEBRUARY                     (DEC)            (DEC)
FOR THE THREE MONTHS ENDED                                29, 2000           28, 1999              $$$              %%%
-----------------------------------------------------------------------------------------------------------------------------
LEC BILLED PRODUCTS AND SERVICE COMPONENTS
"900" Entertainment Service termination royalties        $  760,101        $        --        $    760,101          100%
Club 900 Products                                           151,319          1,776,542          (1,625,223)         -91%
Enhanced Services, principally voice mail                   791,386          3,105,908          (2,314,522)         -75%
                                                         --------------------------------------------------------------------
TOTAL LEC BILLED PRODUCTS AND SERVICES                   $1,702,806        $ 4,882,450        $ (3,179,644)         -65%
                                                         ====================================================================
CUSTOMER ACQUISITION SERVICE COMPONENTS

Qwest Long distance customer acquisitions                $   42,446        $12,891,234        $(12,848,788)         -100%
Qwest Long distance usage commissions                       877,336          2,021,878          (1,144,542)          -57%
                                                         --------------------------------------------------------------------
TOTAL CUSTOMER ACQUISITION SERVICES                      $  919,782        $14,913,112        $(13,993,330)          -94%
                                                         --------------------------------------------------------------------
TOTAL E-COMMERCE                                         $   49,318        $        --        $     49,318           100%
                                                         --------------------------------------------------------------------
CORPORATE AND OTHER COMPONENTS
Miscellaneous products, list revenue and other           $   26,740        $    10,039        $     16,701           166%
                                                         --------------------------------------------------------------------

         Net Revenue for the three months ended February 29, 2000 decreased $17,106,955, or 86%, when compared to the three months ended February 28, 1999. The most significant portion of the decrease in net revenues, or approximately $14 million (94%), was attributable to the Company's Customer Acquisition services segment. See "Transactions with Major Customer and Termination of Economic Dependence" following the "Liquidity and Capital Resources" section for a detailed discussion of this decrease.

         The decrease in net revenues was also attributable to decreases in net revenues from the Company's LEC Billed products and services segment of approximately $3.2 million. These decreases consisted of reductions in the Company's enhanced service revenues of approximately $2.3 million, or 75%, when compared with the prior comparable period, as well as decreases in the Company's Club 900 product net revenues of approximately $1.6 million, or 91%, when compared with the prior comparable period. These reductions were partially offset by royalty income of approximately $760,000, earned in consideration for the termination of the Company's active role in the "900" pay per call business.

         For a detailed description of the decrease in net revenues attributable to LEC Billed products and services, see "Service Bureaus and Local Exchange Carriers" following the "Liquidity and Capital Resources" section. The significant cause of the reductions in Club 900 net revenues relates to an agreement entered into between the Company and Access Resources Services, Inc. ("ARS"), which eliminated the Company's active participation in the "900" pay per call business (the "ARS Agreement"). Such agreement is more fully described in "Prior Year Transactions Impacting Current and Future Fiscal Periods". Additionally, the Company's intentional migration away from the "900" entertainment service business (which was the exclusive avenue for Club 900 product marketing and member procurement) materially contributed to the decrease in such net revenues during the three months ended February 29, 2000. The royalty agreement referenced above became effective June 1, 1999, and therefore, there was no comparative prior period royalty revenue.

The Company recorded approximately $49,000 in revenues from its E-commerce segment in the three months ended February 29, 2000. The majority of these revenues were the result of fees earned from advertising impressions on its websites. The Company commenced its Internet initiative in the third quarter of the fiscal year ended November 30, 1999, and, therefore, the quarter ended February 28, 1999 did not include revenue from E-commerce activities.


The Company's reported net revenues have historically been a product of the gross revenues generated within each reporting period less the provision for chargebacks for the related reporting period, which is recorded as a direct reduction from such gross revenues, except for revenues generated from royalties and long distance acquisition commissions, which are not subject to provision for consumer chargebacks. Revenues from the Company's E-commerce activities are recorded net of an allowance for doubtful accounts, which provides for collection adjustments to gross billings for duplicate data, bad data and other collection reduction amounts.


The Company's gross revenues, on a segmental basis, for the three months ended February 29, 2000 and February 28, 1999, are presented below:

GROSS REVENUES - BY SEGMENT

                                                                                 CHANGE-INC        CHANGE-INC
                                                      FEBRUARY                      (DEC)            (DEC)
FOR THE THREE MONTHS ENDED                    29, 2000         28, 1999              $$$              %%%
-----------------------------------------------------------------------------------------------------------------
LEC Billed products and services             $1,686,165       $ 9,515,031        $ (7,828,866)        -82%

Customer Acquisition services                   919,782        14,913,112         (13,993,330)        -94%

E-commerce                                       49,318                 -              49,318         100%

Corporate and other                              26,740            10,117              16,623         164%
-----------------------------------------------------------------------------------------------------------------

TOTAL                                        $2,682,005       $24,438,260        $(21,756,255)        -89%
-----------------------------------------------------------------------------------------------------------------

The factors listed in the net revenue section describing the reasons for the changes in net revenues for the three months ended February 29, 2000, as compared to the three months ended February 28, 1999, are directly applicable to gross revenues, as well.

         The provisions for chargebacks for the Company's four segments, where applicable, are presented below for the three months ended February 29, 2000 and February 28, 1999:

CHARGEBACKS - BY SEGMENT

                                                                                               CHANGE-INC        CHANGE-INC
                                                                    FEBRUARY                      (DEC)             (DEC)
FOR THE THREE MONTHS ENDED                                29, 2000           28, 1999              $$$               %%%
-----------------------------------------------------------------------------------------------------------------------------
LEC Billed products and services                          $(16,641)         $4,632,581         $(4,649,222)         -100%

Customer Acquisition services                                    -                   -                   -             0%

E-commerce                                                       -                   -                   -             0%

Corporate and other                                              -                  78                 (78)         -100%
-----------------------------------------------------------------------------------------------------------------------------

TOTAL                                                     $(16,641)         $4,632,659         $(4,649,300)         -100%
-----------------------------------------------------------------------------------------------------------------------------

         The decrease in the provision for chargebacks is directly related to the decrease in the Company's gross revenues, specifically the LEC Billed products and services segment revenues from enhanced services and the Club 900 product. These products and services were subject to chargeback allowances, and with the Company's transition away from these revenue streams, the corresponding effect was a decrease in chargeback allowances in absolute dollars. Actual chargebacks incurred for services and programs that are no longer being marketed are charged against the previously established reserves, with any adjustment being reflected currently.

         The Company's cost of revenues during the three months ended February 29, 2000 and February 28, 1999, were comprised of (1) marketing costs directly associated with the procurement and retention of customers, including direct response advertising costs, promotional costs and premium fulfillment costs, and
(2) the related billing, collection and customer service costs. During the three months ended February 28, 1999, the Company's cost of revenues was offset by net revenue generated from certain premium offerings in conjunction with the Company's marketing of other products and services. All residual revenues from such premium offerings have been reflected in the Company's other income section for the three months ended February 29, 2000 pursuant to the termination of long distance customer acquisition marketing at November 30, 1999.

          The Company's cost of revenues for the three months ended February 29, 2000 and February 28, 1999 are presented below:

SEGMENT DATA - COST OF SALES                                                             CHANGE-          CHANGE-
                                                         FEBRUARY                        INC(DEC)         INC(DEC)
FOR THE THREE MONTHS ENDED                       29, 2000       28, 1999                   $$$              %%%
-------------------------------------------------------------------------------------------------------------------
LEC Billed products and services                $  86,479      $ 1,047,023            $   (960,544)         -92%

Customer Acquisition services                      83,514       15,706,348             (15,622,834)         -99%

E-commerce                                        115,882                -                 115,882          100%

Corporate and other                                     -                -                       -            0%
-------------------------------------------------------------------------------------------------------------------
TOTAL                                           $ 285,875      $16,753,371            $(16,467,496)         -98%
-------------------------------------------------------------------------------------------------------------------


CONSOLIDATED COST OF SALES, BY COMPONENT

                                                                               CHANGE-         CHANGE-
                                                      FEBRUARY                 INC(DEC)       INC(DEC)
FOR THE THREE MONTHS ENDED                     29, 2000      28, 1999           $$$             %%%
---------------------------------------------------------------------------------------------------------
Advertising, promotion and
     fulfillment costs                         $118,285    $ 17,409,490     $(17,291,205)       -99%
Service Bureau fees, including
     customer service and psychic
     operators                                  167,590       3,710,438       (3,542,848)       -95%
"900" Pay-per-call Premium
     net revenues                                     -      (4,366,557)       4,366,557       -100%
---------------------------------------------------------------------------------------------------------

TOTAL                                          $285,875    $ 16,753,371     $(16,467,496)       -98%
---------------------------------------------------------------------------------------------------------

         The decrease in cost of revenues is directly attributable to the Company's significantly reduced marketing efforts and related expenditures during the three months ended February 29, 2000, when compared to the three months ended February 28, 1999. The primary factor contributing to the reduction in these costs resulted from the Company's termination of the marketing of its residential long distance customer acquisition activities, effective November 30, 1999 - See "-- Transactions with Major Customers and Termination of Economic Dependence". Decreases in the cost of revenues were also attributable to the cessation of the Company's active marketing of its "900" pay per call services, as a premium to potential and acquired long distance customers and the cessation of the marketing of the Club 900 product, both in accordance with the ARS Agreement. The advertising, promotion and fulfillment costs decreased by approximately $17.3 million, or 99%, when compared with the prior year's three month period. Service bureau fees decreased by approximately $3.5 million, or 95%, when compared to the three months ended February 28, 1999. The reductions in service bureau fees were directly attributable to the cessation of the Company's billing of the Club 900 product and the significantly reduced billing and collection costs associated with its declining residual enhanced service member base. These reductions were partially offset by the costs of revenues incurred in the Company's E-commerce segment, which commenced operations in the third quarter of fiscal 1999.

The Company's selling, general and administrative expenses ("SG&A") are comprised of (i) compensation costs and related expenses for executive, sales, finance, information systems and general administration personnel, (ii) professional fees, (iii) insurance costs, (iv) occupancy and other equipment rental costs, (v) site development and modification costs related to the Company's E-commerce segment, and (vi) all other general and miscellaneous corporate expense items.

     The Company's SG&A expenses for the three months ended February 29, 2000 and February 28, 1999 are presented on a segmental basis, below:

CONSOLIDATED -- SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                                                    CHANGE-         CHANGE-
                                                              FEBRUARY              INC(DEC)        INC(DEC)
FOR THE THREE MONTHS ENDED                           29, 2000          28, 1999        $$$            %%%
------------------------------------------------------------------------------------------------------------
LEC Billed products and services                    $   96,876        $  637,655   $  (540,779)        -85%

Customer Acquisition services                          384,177         1,519,249    (1,135,072)        -75%

E-commerce                                             963,714                 -       963,714         100%

Corporate and other                                    911,224           832,452        78,772           9%
------------------------------------------------------------------------------------------------------------

CONSOLIDATED TOTALS                                 $2,355,991        $2,989,356   $  (633,365)        -21%
------------------------------------------------------------------------------------------------------------

The decrease in SG&A expense in the three months ended February 29, 2000, compared to the three months ended February 28, 1999, is primarily attributable to the Company's reduction in personnel (and all associated costs of insurance, payroll taxes and overhead utilization). The Company commenced such personnel reductions in the fourth quarter of fiscal year ended November 30, 1998 and continued the reductions into the third quarter of the fiscal year ended November 30, 1999. Additional reductions in SG&A are attributable to the terms of the 900 Agreement, which was executed in the third quarter of the fiscal year ended November 30, 1999, pursuant to which the Company (i) eliminated its media buying operation, which included a staff of approximately twenty-one employees,(ii) was released from continuing rent expense obligations under an assignment of a lease for the office space occupied by such media department, and (iii) disposed of all the media operation's property and equipment. The costs associated with these items were a component of total SG&A expenses for the three months ended February 28, 1999, and amounted to approximately $609,000. Total decreases in consolidated SG&A expense were offset by the commencement of operations of the Company's E-commerce segment in the latter part of the fiscal year ended November 30, 1999, which generated approximately $964,000 of expense. These expenses were comprised of site development and modification costs (approximately $630,000), marketing, sales and engineering salaries and related costs (approximately $226,000), and other items of general and administrative costs (approximately $108,000).


     The Company's other income classification for the three months ended February 29, 2000, consists of interest and dividend income earned on the Company's marketable securities (approximately $528,000), capital gains on the disposition of 240,000 shares of the common stock of Skymall, Inc., one of the companies that comprise the Quintel Network (approximately $941,000), and approximately $503,000 of other income related to payments received by the Company from residual premium offering based revenues previously associated with the Company's customer acquisition services. Total other income for the three months ended February 29, 2000 amounted to $1,881,061, compared with $609,241 for the three months ended February 28, 1999, for an increase of $1,271,820. Other income for the fiscal year ended November 30, 1999 was comprised entirely of interest income.

The Company's effective income tax rate is a result of the combination of federal income taxes at statutory rates, and state taxes. The combined effective rate was approximately 40% for the three month periods ended February 29, 2000 and February 28, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At February 29, 2000, the Company had cash and cash equivalents of approximately $6.4 million, reflecting a decrease of approximately $1.5 million, when compared to the $7.9 million in cash and cash equivalents held at November 30, 1999.

     During the three months ended February 29, 2000, net cash used in operating activities was approximately $1.4 million. The significant components resulting in this decrease, were (A)(i) payments of corporate income taxes of approximately $1.5 million, (ii) payments on trade payables of approximately $760,000, and (iii) payments on accrued expenses of approximately $1.1 million, offset by (B)(i) collection of accounts receivable of approximately $1.2 million and (ii) net income of approximately $1.2 million for the three months ended February 29, 2000.

     The approximate $359,000 in net cash used in investing activities during the three months ended February 29, 2000 was primarily attributable to the Company's strategic investment in LCS Golf, Inc. ($500,000), one of the companies that comprises the Quintel Network, offset by proceeds from marketable security sales exceeding marketable security purchases.


     Cash provided by financing investing activities during the three months ended February 29, 2000 amounted to $242,590, all of which was provided by the exercise of the Company's employee and director held stock options.

Historically, the Company's primary cash requirements have been to fund the cost of advertising and promotion. Additional funds have been used in the purchasing of equipment and services in connection with the commencement of new business lines and further development of businesses being test marketed. During the fiscal year ended November 30, 1999, the Company began the process or redefining itself as an on-line direct marketing provider of consumer products and services, within the Internet industry. The Company's future plans and business strategy call for its Internet based E-commerce segment to be its sole operating focus, and the significant source of all future revenues. This

Internet initiative may have a significant impact on the Company's capital and liquidity resources relating to the E-commerce segment's possible expenditures for (i) marketing and advertising campaigns, (ii) the cost of additional personnel required to occupy executive, operational and administrative positions, (iii) product development costs, (iv) technology based costs, and (v) other miscellaneous costs. Our Internet initiative, and its underlying business plan and strategy, has caused the Company to terminate the marketing of its legacy products and services. Accordingly, these services will no longer contribute significantly to the Company's cash flows in subsequent fiscal periods. This Company wide redefinition should be considered when using the Company's historical results in evaluating future operations, cash flows and financial position.

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

ADOPTION OF SEGMENTAL REPORTING

The Company adopted SFAS No.131, Disclosures about Segments of an Enterprise and Related Information, effective November 30, 1999. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company, but did require the Company to disclose its "management" approach determined segments. The Company's segments operate exclusively in the United States with an immaterial portion of revenue earned in Canada during the three months ended February 28, 1999.

The Company's reportable operating segments are aligned into three fundamental areas: (1) Products and Services billed to consumers by Local Exchange Carriers (LEC Billed products and services), (2) Customer Acquisition Services billed directly to long distance carriers and wireless carriers (Customer Acquisition services) and (3) Internet Commerce billed directly to consumers and vendors (E-commerce). The balance of the Company's operations are immaterial individually and in the aggregate, and are included as part of Corporate and other. This business segment delineation is consistent with the Company's management and financial reporting structure based on products and services.

     The Company's LEC Billed product and service segment, which historically included revenues from voice mail services and telephone entertainment services (principally comprised of psychic related 900 pay-per-call and club products and services), are billed and collected through the use of service bureaus, which act as conduits for the Local and Long Distance Exchange Carriers. The Company's Customer Acquisition services segment, which has historically included revenues from residential long distance customer acquisitions and related usage royalties, as well as prepaid and conventional cellular phone customer acquisition services, were billed to and collected directly from the parties to the agreements, and did not require service bureau intervention. Historically, the services offered by the Company have evolved based on changing consumer tastes, as well as the impact of telephone company billing practices, governmental regulation, and most recently, the Internet.

Revenue from the Company's LEC Billed product and service segment's voice mail and club product components have historically been recognized, net of an estimated provision for customer chargebacks (which include refunds and credits), as customers automatically renewed their monthly subscriptions. In regard to the Company's LEC Billed product and service segment's telephone entertainment services component, which consisted principally of the 900 pay-per-call activities, up to and including May 31, 1998, the Company recognized revenues from the telephone entertainment services at the time the customer initiated a billable transaction, net of an estimated provision for customer chargebacks. Subsequent to May 31, 1998 through November 30, 1999 these 900 pay-per-call revenues were offered as a premium to the Company's acquired long distance customers. For periods after November 30, 1999, such revenues are included in other income and will be immaterial in amount.

In the case of its legacy revenues earned within its LEC Billed product and service segment, the Company historically estimated the reserve for customer chargebacks monthly, based on updated chargeback history, with any resulting adjustments being charged against current revenue. The Company estimated chargebacks and other provisions for new products and services without a previous operating history, on currently available experience with similar products and services, and adjusted such estimates as further information became available. Since reserves were established prior to the periods in which chargebacks were actually expended, the Company's revenues may be adjusted in later periods in the event that the Company's incurred chargebacks vary from the estimated amounts.

Revenue from the Company's Customer Acquisition services segment were recorded upon the achievement of certain events particular to the corresponding program's fulfillment liability. Subsequent to the delivery of the initial sales record to the respective long distance carrier, the Company may have been required to provide to the customer certain products and services (fulfillment liability), such as prepaid cellular telephones and/or complimentary airline ticket redemption vouchers. These costs were estimated and accrued, as a component of marketing expense, at the time the associated revenues were recorded. This estimation is adjusted to actual amounts in subsequent periods. There were no chargebacks from the Company's long distance acquisition programs.

Revenues from the Company's E-commerce segment for the three months ended February 29, 2000 amounted to $49,318. Revenues from such segment are expected to comprise the majority of future fiscal period revenues. Such subsequent period E-commerce revenues will be recognized upon the completion of the performance of all of the Company's obligations to a customer or vendor relative to the particular activity, including delivery of products or services, delivery of advertising impressions, recording of all product costs, discounts and fulfillment obligations, and the recording of all other variable direct costs associated with completing the Company's obligation to the customer or vendor. Such revenue recognition will be subject to provisions for chargebacks based on the probability of collection of the particular underlying revenue stream.

TRANSACTION WITH MAJOR CUSTOMER AND TERMINATION OF ECONOMIC DEPENDENCE

During the three months ended February 29, 2000 and February 28, 1999, revenues from the Company's Customer Acquisition service segment were earned entirely from the "Residential Distributor Program Agreement" with Qwest. Such revenues accounted for approximately $920,000, or 35% of the Company's total revenues during the three months ended February 29, 2000, and $14.9 million, or 75% of the Company's total revenue during the three months ended February 28, 1999. During November 1999, Qwest informed the Company that the customers being acquired for it by the Company were not remaining Qwest customers long enough to justify the acquisition costs Qwest was required to pay the Company, and, accordingly, the Company should no longer solicit customers on Qwest's behalf. Therefore, the Company terminated its marketing efforts regarding the Qwest customer acquisition program in November 1999. This termination of the Qwest program marketing is the primary factor for the decrease in the Company's Customer Acquisition services segment revenue for the three months ended February 29, 2000. Such segment's revenue decrease totaled $13,973,258, with the customer acquisition commission revenue decrease amounting to $12,848,234 and the continuing customer usage revenue decrease amounting to $1,144,542.



PRIOR YEAR TRANSACTIONS IMPACTING CURRENT AND FUTURE FISCAL PERIODS

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

     In consideration for the Company's acceptance of the terms of the 900 Agreement, ARS and any of its affiliates offering 900 Pay-Per-Call Psychic Services and/or membership club services, agreed to pay to the Company certain royalty fees relative to such service offerings. ARS is required to pay such royalty fees from and after the consummation of the transactions contemplated by the Transaction Agreements, and until January 17, 2001. For the three months ended February 29, 2000, these royalties amounted to approximately $760,000, or 28% of the Company's net revenues.

SERVICE BUREAUS AND LOCAL EXCHANGE CARRIERS

         In November 1998, three of the LECs (Local Exchange Carriers), Ameritech Corp., Bell Atlantic Corp. and SBC Communications, Inc., refused to bill customers for enhanced services provided by the Company. This was a result of what the LECs claimed was excessive complaints by customers for "cramming" (unauthorized charges billed to a customer's phone bill) against the Company and its affiliates. As a result of such LEC imposed billing cessation, in November 1998, the primary billing service provider for the Company's enhanced services, Billing Information Concepts Corporation ("BIC"), terminated its arrangement with the Company for providing billing for the Company's enhanced services. BIC continued to service all data relating to post-billing adjustments to records billed prior to BIC's self-imposed billing cessation. In December 1998, the Company entered into an agreement with Federal Transtel, Inc. ("Transtel") whereby Transtel provided the billing services previously provided by BIC. The remaining LECs did not alter their billing practices for the Company's services and the Company continued to offer its enhanced services in those areas through Transtel from December 28, 1998 to present. During the three months ended February 28, 1999, the Company billed approximately $5.8 million in gross enhanced services as compared to approximately $926,000 in the three months ended February 29, 2000. The enhanced services that continue to be billed are from the residual customers that remain from marketing efforts undertaken prior to the November 1998 LEC billing cessation.





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

- GroupLotto.com - This website permits Internet users to play the lottery free in exchange for providing their e-mail addresses. Players can win a $2,000,000 jackpot by selecting the winning lottery numbers. GroupLotto.com accommodates the public's interest in free lotteries by offering the opportunity to participate in multiple weekly opportunities to play at no cost, while simultaneously serving as a valuable marketing information source for the Company's other Internet activities. The Company has obtained contingent prize based insurance for the first $1 million jackpot payout.

- MultiBuyer.com - This website is an online retail location where buyers consolidate their purchasing power for a variety of offered products and services and reap the benefits of reduced sales prices that generally correlate to bulk purchases. On-line consumers can select the price that they want to pay for a particular product or service. For the majority of "MultiBuys," as the number of buyers for that product or service increases, the asking price for the product or service decreases, until a large enough number of purchasers are accumulated to allow the seller to deliver such product at the buyers' asking price.

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

- LCS Golf, Inc. (Nasdaq - LCSGE), a company that offers golf related products and services via its website, GolfUniverse.com.

                                     PART II

                                OTHER INFORMATION


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

        In accordance with the Company's strategy of building the Quintel Network, consisting of strategic partnerships through marketing agreements and equity investment in its marketing partners, the Company executed a Stock Swap Agreement with itarget.com, Inc., an on-line, permission-based, e-mail database marketing and development company ("itarget"), dated as of January 20, 2000. Pursuant to the terms of such Agreement, the Company exchanged 229,862 shares of its common stock (the "Quintel Shares"), in exchange for 42,372 shares of itarget's Series B Preferred Stock. In addition, in November 1999, the Company had acquired 11,450 shares of itarget's Series B Preferred Stock, giving the Company ownership of an aggregate of 53,822 shares of itarget's Series B Preferred Stock (the "itarget Shares").

        In accordance with the terms of the Stock Swap Agreement, on March 10, 2000, Quintel filed a Registration Statement on Form S-3 (File No. 333-32220) with the Securities and Exchange Commission (the "Commission") including the Quintel Shares. Such Registration Statement has not yet been declared effective by the Commission.

        Effective March 30, 2000, itarget was merged into CyberGold, Inc. (Nasdaq: CGLD), a premier internet incentive company ("Cybergold"). As a result of this merger, the itarget Shares were converted into 270,886 shares of CyberGold's common stock. Pursuant to the terms of an indemnification agreement between Cybergold and the shareholders of itarget, the Company agreed to deposit 27,088 of its Cybergold shares in escrow for a period of one year to secure the payment of any of itarget's obligations unforeseen at the time of the merger.

        The issuance to itarget of the Quintel Shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to the provisions of Section 4(2) of the Act, as not involving any public offering.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS.

EXHIBIT
NUMBER
------

3.1.1   Articles of Incorporation of the Company, as amended (1)

3.1.2   Amendment to the Articles of Incorporation of the Company (2)

3.2     By-Laws of the Company (3)

10.1*   Stock Swap Agreement by and between the Company and itarget.com, Inc.

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

(b)     REPORTS ON FORM 8-K.

        The Company did not file any reports on Form 8-K during the first quarter of the fiscal year ending November 30, 2000.

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


                                 QUINTEL COMMUNICATIONS, INC.


                                       By:/s/ Jeffrey L. Schwartz
                                          -------------------------
                                       Jeffrey L. Schwartz
Date:   April 14, 2000                 Chairman and CEO





                                       By:/s/ Daniel Harvey
                                          -------------------------
                                       Daniel Harvey
                                       Chief Financial Officer
Date:   April 14, 2000                 (Principal Financial Officer)

Exhibit Index

EXHIBIT
NUMBER
------

3.1.1   Articles of Incorporation of the Company, as amended (1)

3.1.2   Amendment to the Articles of Incorporation of the Company (2)

3.2     By-Laws of the Company (3)

10.1*   Stock Swap Agreement by and between the Company and itarget.com, Inc.

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