Form 10-Q
period 2000-05-31
QUINTEL COMMUNICATIONS INC
filed 2000-07-17
CIK 1000297

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                       FOR THE QUARTER ENDED MAY 31, 2000
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO
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

                                 (845) 620-1212
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]  No [ ]
                            ------------------------
     The number of shares outstanding of the Registrant's common stock is 15,864,164 (as of 7/13/00)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          QUINTEL COMMUNICATIONS, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           QUARTER ENDED MAY 31, 2000

                               ITEMS IN FORM 10-Q

                                                                        PAGE
                                                                        ----
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements........................................   2
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   11
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................  None
PART II   OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   24
Item 2.   Changes in Securities and Use of Proceeds...................  None
Item 3.   Defaults Upon Senior Securities.............................  None
Item 4.   Submission of Matters to a Vote of Security Holders.........  None
Item 5.   Other Information...........................................  None
Item 6.   Exhibits and Reports on Form 8-K............................   24

SIGNATURES

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                MAY 31,      NOVEMBER 30,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 3,830,712    $ 7,939,567
  Marketable securities.....................................   37,685,242     36,511,925
  Accounts receivable, trade................................    6,731,144      5,711,967
  Deferred income taxes.....................................    3,095,405      2,778,329
  Due from related parties..................................      312,540        550,112
  Prepaid expenses and other current assets.................      333,044        688,314
                                                              -----------    -----------
     Total current assets...................................   51,988,087     54,180,214
Property and equipment, at cost, net of accumulated
  depreciation..............................................      485,139        816,533
Long-term investments, at cost..............................    1,552,551      2,097,500
Deferred income taxes.......................................      183,032        183,032
                                                              -----------    -----------
     TOTAL ASSETS...........................................  $54,208,809    $57,277,279
                                                              ===========    ===========
LIABILITIES
Current liabilities:
  Accounts payable..........................................  $   990,242    $ 1,793,631
  Accrued expenses..........................................    4,707,674      5,548,876
  Reserve for customer chargebacks..........................    2,103,911      4,618,108
  Due to related parties....................................      143,778        368,176
  Income taxes payable......................................    4,114,290      4,365,104
  Deferred income taxes.....................................           --        697,106
                                                              -----------    -----------
     TOTAL CURRENT LIABILITIES..............................   12,059,895     17,391,001
                                                              -----------    -----------
STOCKHOLDERS' EQUITY
  Preferred stock -- $.001 par value; 1,000,000 shares
     authorized; none issued and outstanding
  Common stock -- $.001 par value; authorized 50,000,000
     shares; issued and outstanding 15,864,164 shares and
     15,469,590 shares, respectively........................       15,864         15,469
  Additional paid-in capital................................   39,420,025     37,482,479
  Retained earnings.........................................    6,613,135      3,544,568
  Accumulated other comprehensive (loss) income.............   (1,698,210)     1,045,662
  Common stock held in Treasury, at cost, 942,853 shares....   (2,201,900)    (2,201,900)
                                                              -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY.............................   42,148,914     39,886,278
                                                              -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............  $54,208,809    $57,277,279
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                        --------------------------    --------------------------
                                          MAY 31,        MAY 31,        MAY 31,        MAY 31,
                                           2000           1999           2000           1999
                                        -----------    -----------    -----------    -----------
Net revenue...........................  $ 7,220,864    $10,423,942    $ 9,919,510    $30,229,543
Cost of sales.........................    1,196,075      6,367,636      1,481,950     23,121,007
                                        -----------    -----------    -----------    -----------
  Gross profit........................    6,024,789      4,056,306      8,437,560      7,108,536
Selling, general and administrative
  expenses............................    2,903,128      3,149,906      5,259,119      6,138,959
                                        -----------    -----------    -----------    -----------
  Income from operations..............    3,121,661        906,400      3,178,441        969,577
Other income, net.....................       89,087         19,873      1,970,151        628,811
                                        -----------    -----------    -----------    -----------
                                          3,210,748        926,273      5,148,592      1,598,388
Provision for income taxes............    1,303,889        370,984      2,080,025        641,791
                                        -----------    -----------    -----------    -----------
  Net income..........................  $ 1,906,859    $   555,289    $ 3,068,567    $   956,597
                                        ===========    ===========    ===========    ===========
Basic income per share (note 3):
  Net income..........................  $      0.13    $      0.03    $      0.21    $      0.06
Average shares outstanding............   14,918,656     15,736,893     14,806,436     15,613,354
Diluted income per share (note 3):
  Net income..........................  $      0.12    $      0.03    $      0.20    $      0.06
Average shares outstanding............   15,682,441     15,748,399     15,658,748     15,651,795

   The accompanying notes are an integral part of these financial statements.

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                              -----------------------------
                                                                 MAY 31,         MAY 31,
                                                                  2000             1999
                                                              -------------    ------------
Cash flows from operating activities:
  Net income................................................  $   3,068,567    $    956,597
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
  Depreciation and amortization.............................        147,435         153,909
  Reserve for customer chargebacks..........................     (2,514,197)     (7,074,783)
  Gain on non-monetary cost-basis exchange..................       (565,572)             --
  Impairment charges........................................      1,345,734              --
  Deferred income taxes.....................................        814,935        (345,252)
  Other, net................................................       (117,832)             --
Changes in assets and liabilities:
  Accounts receivable.......................................     (1,019,177)     14,940,096
  Prepaid expenses and other current assets.................        355,270       1,417,845
  Accounts payable..........................................       (803,389)     (2,364,043)
  Income tax payable........................................       (250,814)       (350,208)
  Due from/to related parties...............................         13,174         614,622
  Other, principally accrued expenses.......................       (841,202)     (2,215,484)
                                                              -------------    ------------
     Net cash (used in) provided by operating activities....       (367,068)      5,733,299
                                                              -------------    ------------
Cash flows from investing activities:
  Purchases of securities...................................   (141,878,148)    (23,273,221)
  Proceeds from sales of securities.........................    138,931,452      19,052,672
  Purchase of long term investments.........................     (1,060,051)             --
  Other, principally capital expenditures...................        (56,775)             --
                                                              -------------    ------------
     Net cash used in investing activities..................     (4,063,522)     (4,220,549)
                                                              -------------    ------------
Cash flows from financing activities:
  Proceeds from stock options exercised.....................        321,735              --
  Purchase of common stock..................................             --        (301,870)
  Cash held in escrow.......................................             --      (1,765,500)
                                                              -------------    ------------
     Net cash provided by (used in) financing activities....        321,735      (2,067,370)
                                                              -------------    ------------
Net (decrease) in cash and cash equivalents.................     (4,108,855)       (554,620)
Cash and cash equivalents, beginning of year................      7,939,567       2,123,630
                                                              -------------    ------------
Cash and cash equivalents, end of year......................  $   3,830,712    $  1,569,010
                                                              =============    ============

   The accompanying notes are an integral part of these financial statements.

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

     The consolidated financial statements for the three and six month periods ended May 31, 2000 and May 31, 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited consolidated financial statements do not include certain information and note disclosures normally required by generally accepted accounting principles. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999. The results of operations for the three and six months ended May 31, 2000 are not necessarily indicative of the results to be expected for the subsequent quarter ending August 31, 2000, or the entire fiscal year ending November 30, 2000.

2. SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition

     The Company currently earns revenue in its E-commerce segment from corporate advertisers, pursuant to advertising sale agreements. The provisions of each agreement determine the type and timing of revenue to be recorded, which fall into three basic categories: (1) registration revenue generated from the delivery of qualified registrants to corporate advertisers and marketing partners, (2) "click" revenue for the delivery of "click through" marketing opportunities to corporate advertisers and marketing partners, and (3) transmission of e-mail advertisements to the Company's registered members. The Company invoices its customer's bi-weekly in accordance with the advertising activity delivered and/or advertising service provided. Revenue is recognized at the time the advertising activity is delivered, or service is provided to the respective clientele (normally, either daily or weekly), net of contractually determined data qualification allowances. Such data qualification allowances are provided for delivered registrants who are pre-existing in the partner's database, undeliverable e-mails and other. Simultaneous with the recognition of revenue, the Company records all related obligations associated with the net revenues recognized. These obligations include costs payable to other on-line advertisers for registered user acquisitions, message delivery costs, insurance coverage and all other variable direct costs associated with completing the Company's obligations relative to the revenue transaction. Such revenue recognition is also subject to provisions based on the probability of collection.

     In the normal course of operations within the Company's E-commerce segment, and in accordance with standard industry practice, the Company trades the contents of its e-mail database with the contents of the e-mail databases of its corporate advertising clients and marketing partners. Revenues include barter transactions that are recorded at their fair market values when the database contents are sent to advertising clients, as revenue, and expense is recognized when database contents are received from advertising clients, and shown as a cost of revenue. Barter net revenue and barter related cost of revenue represented less than 5% of total net revenues, respectively, for the three months ended May 31, 2000. The three months ended February 29, 2000, and the three and six month periods in fiscal 1999, did not include net revenue or cost of revenue from bartered transactions.

     Revenue from the Company's LEC Billed Product and Service segment, which are no longer actively marketed, consisted of various enhanced telephone services, principally voice mail services and are recognized, net of an estimated provision for customer chargebacks (which include refunds and credits) as the related customers automatically renew their monthly memberships. Estimates for the reserve for customer chargebacks are reviewed monthly, based on updated chargeback history, with any resulting adjustments being

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES charged against revenues. Since the provision for customer chargebacks are established prior to the periods in which chargebacks are actually expended, the Company's revenues may be adjusted in later periods in the event that the Company's incurred chargebacks vary from the amounts previously estimated. Pursuant to the fact that a significant portion of these previously offered LEC segment services have reached their contractual settlement phase, certain of the applicable reserves are no longer deemed necessary, with approximately $1.3 and $1.4 million being credited to income for the three and six months ended May 31, 2000, respectively.

     The Company's customer acquisition services segment, which principally consists of residential long distance customer acquisition programs are recorded upon the achievement of certain events particular to the corresponding program's fulfillment liability. Subsequent to the delivery of the initial sales record to the respective long distance carrier, the Company has historically provided certain products and services (fulfillment liability), such as prepaid cellular telephones and/or complimentary airline ticket redemption vouchers as inducements to the customers. The fulfillment liability costs are estimated and accrued, as a component of marketing expense, at the time the associated revenues are recorded. This estimation is adjusted to actual amounts redeemed in subsequent periods. During the three and six month periods ended May 31, 2000 the Company recorded approximately $650,000 as reductions to cost of revenues related to expired fulfillment obligations. There are no chargebacks associated with the Customer Acquisition services segment.

  Accounting for the Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets". In accordance with SFAS 121 the Company reviews events or changes in circumstances that impact the carrying amount of long-lived assets, including long-term investments carried at cost and capitalized software costs. When it is determined that the carrying value of such long-lived assets may not be recoverable, the Company estimates: (a) the future cash flows expected to result from the use of such assets over their remaining useful life and (b) the potential cash flows realizable from their possible disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amounts of the long-lived assets, an impairment loss is recognized as the difference between the carrying amount and the future discounted cash flow. During the six months ended May 31, 2000 the Company reviewed its long-term investments, carried at cost, as well as its capitalized software costs and determined that certain of these long-lived assets were impaired. Based on the Company's current expectations of future undiscounted net cash flow generated by these long-lived assets, such assets were written down to their realizable value, and a charge of approximately $1,346,000 (Long-term investments of approximately $1.1 million and capitalized software of approximately $241,000) was reported as a component of other income, net during the quarter ended May 31, 2000.

  Transactions with Major Customers and Termination of Economic Dependence

     Revenues from the Company's primary long distance customer acquisition partner amounted to approximately 52% of total revenues during the three months ended May 31, 2000 and, approximately 47% of total revenues during the six months ended May 31, 2000. Such revenue included approximately $3.5 million resulting from the settlement, termination and release of both parties under the existing Residential Distributor Program Agreement. Pursuant to the terms of the agreement, such long distance carrier purchased all future royalty streams that would have been recognized by the Company in future periods, on a discounted basis, related to the customers delivered by the Company to such carrier prior to the agreement's termination. In accordance with the payment terms of the agreement the Company received approximately $2.9 million on June 12, 2000, with the remaining balance of $800,000 being held in escrow for quarterly payments through April 2001. Accounts receivable from such carrier was approximately $3,731,000 and $1,020,000 at May 31, 2000 and November 30, 1999, respectively.

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

3. EARNINGS PER SHARE

     The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                            ------------------------    ------------------------
                                             MAY 31,       MAY 31,       MAY 31,       MAY 31,
                                               2000          1999          2000          1999
               DENOMINATOR:                 ----------    ----------    ----------    ----------
  Denominator for basic earnings per
     Share -- weighted-average shares.....  14,918,656    15,736,893    14,806,436    15,613,354
  Effect of dilutive securities:
     Stock options........................     763,785        11,506       852,312        38,441
                                            ----------    ----------    ----------    ----------
  Dilutive potential common shares:
     Denominator for diluted earnings per
       share -- adjusted weighted-average
       shares and assumed conversion......  15,682,441    15,748,399    15,658,748    15,651,795
                                            ==========    ==========    ==========    ==========

     Options and warrants to purchase 353,146 and 872,818 shares of common stock for the three months ended May 31, 2000 and 1999, and 247,233 and 1,661,609 for the six months ended May 31, 2000 and 1999, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

4. COMPREHENSIVE INCOME

     As of December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The adoption of SFAS No. 130 had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's marketable securities to be reported in comprehensive income (loss) and accumulated other comprehensive (loss) income. Prior to adoption of this statement, such gains and losses were reported separately in stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. Comprehensive income as defined by SFAS No. 130 is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." Excluding net income, the Company's source of comprehensive income is the after tax net unrealized gains and (losses) on available-for-sale securities. The components of comprehensive income are presented below:

                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                               -----------------------    -----------------------
                                                 MAY 31,      MAY 31,       MAY 31,      MAY 31,
                                                  2000         1999          2000         1999
                                               -----------   ---------    -----------   ---------
Net income...................................  $ 1,906,859   $ 555,289    $ 3,068,567   $ 956,597
Other comprehensive (loss) income, net of
  tax:
Unrealized (loss) gain from available for
  sale securities net of income taxes of
  $1,000,828, $102,471, $1,829,248 and
  $140,312, respectively.....................   (1,501,242)   (153,707)    (2,743,872)   (210,468)
                                               -----------   ---------    -----------   ---------
Comprehensive Income.........................  $   405,617   $ 401,582    $   324,695   $ 746,129
                                               ===========   =========    ===========   =========

5. ADVERTISING EXPENSES

     The Company's advertising expenses have historically consisted of television broadcast media and related production costs, telemarketing, direct-mail, and print media, with all such costs being charged to operations

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES at the time the related advertising and marketing occurred. During the six months ended May 31, 2000 the Company began to incur advertising and marketing costs related to customer acquisition fees payable for registered users delivered via e-mail and other on-line channels, as well as costs associated with the procurement of e-mail database marketing information. These marketing costs are expensed at the time registered users are delivered by third parties, or when the database marketing information is received. Total advertising and marketing expenses for the three months ended May 31, 2000 and 1999 were approximately $1,089,000 and $3,936,000, respectively, and the six months ended May 31, 2000 and 1999 were approximately $1,207,000 and $16,979,000, respectively.

6. ADOPTION OF SFAS 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION"

     The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which was adopted by the Company as of November 30, 1999. This statement establishes standards for reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position but did affect the disclosure of segment information as presented in Note 8.

7. INVESTMENTS AND NON-MONETARY GAIN RECOGNITION

     In January 2000, the Company increased its equity position to 15.9% of itarget.com, Inc., a privately held on-line permission based e-mail marketing and consumer data information company. The Company acquired the additional approximate 12.2% equity interest pursuant to a stock swap agreement. The agreement required that 229,862 of the Company's common shares be issued in exchange for 42,372 newly issued Series B, convertible preferred shares of itarget.com, Inc. The total investment was valued at approximately $1.6 million based on the Company's share price on the date of the closing. The Company had carried the itarget.com, Inc. investment at cost and included such investment in the non-current Long-term investment category. On March 29, 2000, itarget.com, Inc. merged with Cybergold, Inc. (Nasdaq:CGLD), with the Company receiving Cybergold, Inc. shares in exchange for its itarget.com, Inc. shares.

     The Company recognized a non-monetary, pre-tax, gain of approximately $566,000 on the new accounting basis of the Cybergold, Inc. shares, which is included in the Company's Other Income for the three months ended May 31, 2000. The non-monetary exchange gain was recognized on March 30, 2000, the effective date of the merger. Subsequent to the merger, the Company classified the Cybergold, Inc. shares as "available for sale securities". At May 31, 2000, the Company reflected an unrealized pre tax loss of approximately $1,524,000 in "other comprehensive (loss) income" in accordance with SFAS 130, previously discussed in Note 6. above. On April 17, 2000 MyPoints.com, Inc.(Nasdaq:MYPT) agreed to acquire Cybergold, Inc. in a tax-free stock-for-stock, fixed-share transaction, the transaction is expected to close in the third calendar quarter of the current year.

     During the three months ended February 29, 2000, the Company sold 240,000 shares of its investment in SkyMall, Inc.(Nasdaq:SKYM) at an average price of $9.17, yielding total proceeds to the Company of approximately $2.2 million, for a profit of approximately $941,000, which is included in the Company's Other Income, net for the six months ended May 31, 2000. The SkyMall, Inc. shares are carried as "available for sale securities" in accordance with SFAS 130. During the three month period ended May 31, 2000 and the six month period ended May 31, 2000 the Company included an approximate $1,100,000 and $3,200,000 unrealized pre-tax loss, respectively, in "other comprehensive (loss) income" related to the SkyMall, Inc. shares and warrants held.

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

8. SEGMENT INFORMATION

     The Company's activities are classified into three primary operating segments: (1) Products and Services billed to consumers by Local Exchange Carriers (LEC Billed products and services), (2) Customer Acquisition Services billed directly to long distance carriers, including post acquisition commissions from long distance usage (Customer Acquisition services) and (3) Internet Commerce billed directly to corporate advertisers and marketing partners (E-commerce). The balance of the Company's operations are immaterial individually and in the aggregate, and are included as part of Corporate and other. This business segment delineation is consistent with the Company's management and financial reporting structure based on products and services. Summarized financial information by business segment is as follows:

SEGMENT DATA -- NET REVENUE

                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                             ------------------------   ------------------------
                                              MAY 31,       MAY 31,      MAY 31,       MAY 31,
FOR THE PERIODS:                                2000         1999          2000         1999
----------------                             ----------   -----------   ----------   -----------
LEC Billed products and services...........  $2,296,562   $   795,381   $4,006,037   $ 5,687,948
Customer Acquisition services..............   3,759,941     9,609,446    4,679,723    24,522,558
E-commerce.................................   1,164,361            --    1,213,678            --
Corporate and other........................          --        19,115       20,072        19,037
                                             ----------   -----------   ----------   -----------
  CONSOLIDATED TOTALS......................  $7,220,864   $10,423,942   $9,919,510   $30,229,543
                                             ==========   ===========   ==========   ===========

SEGMENT DATA -- GROSS PROFIT

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                               -----------------------   -----------------------
                                                MAY 31,      MAY 31,      MAY 31,      MAY 31,
FOR THE PERIODS:                                  2000         1999         2000         1999
----------------                               ----------   ----------   ----------   ----------
LEC Billed products and services.............  $2,248,251   $ (160,639)  $3,864,578   $3,674,788
Customer Acquisition services................   4,402,927    4,207,947    5,239,195    3,414,711
E-commerce...................................    (619,721)          --     (686,285)          --
Corporate and other..........................      (6,668)       8,998       20,072       19,037
                                               ----------   ----------   ----------   ----------
  CONSOLIDATED TOTALS........................  $6,024,789   $4,056,306   $8,437,560   $7,108,536
                                               ==========   ==========   ==========   ==========

SEGMENT DATA -- EBITDA

                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                            ------------------------   -------------------------
                                              MAY 31,      MAY 31,       MAY 31,       MAY 31,
FOR THE PERIODS:                               2000          1999         2000          1999
----------------                            -----------   ----------   -----------   -----------
LEC Billed products and services..........  $ 1,853,645   $ (698,076)  $ 3,373,096   $ 2,499,696
Customer Acquisition services.............    4,435,016    2,331,524     4,887,107        19,039
E-commerce................................   (2,371,377)          --    (3,374,142)           --
Corporate and other.......................     (721,587)    (647,150)   (1,560,185)   (1,395,249)
                                            -----------   ----------   -----------   -----------
  CONSOLIDATED TOTALS.....................  $ 3,195,697   $  986,298   $ 3,325,876   $ 1,123,486
                                            ===========   ==========   ===========   ===========

                 QUINTEL COMMUNICATIONS, INC. AND SUBSIDIARIES

SEGMENT DATA -- DEPRECIATION AND AMORTIZATION

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       -------------------   -------------------
                                                       MAY 31,    MAY 31,    MAY 31,    MAY 31,
FOR THE PERIODS:                                         2000       1999       2000       1999
----------------                                       --------   --------   --------   --------
LEC Billed products and services.....................  $    --    $    --    $     --   $     --
Customer Acquisition services........................       --         --          --         --
E-commerce...........................................   28,149         --      55,662         --
Corporate and other..................................   45,887     79,898      91,773    153,909
                                                       -------    -------    --------   --------
  CONSOLIDATED TOTALS................................  $74,036    $79,898    $147,435   $153,909
                                                       =======    =======    ========   ========

9. LITIGATION

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

     On September 18, 1998, the District Court ordered that the three actions be consolidated, appointed a group of lead plaintiffs in the consolidated actions, approved the lead plaintiffs' selection of counsel for the purported class in the consolidated actions, and directed the lead plaintiffs to file a consolidated complaint. The consolidated and amended class action complaint ("Consolidated Complaint") which has been filed asserts the same legal claims based on essentially the same factual allegations as did the Complaints. On February 19, 1999, the Company and the Individual Defendants filed a motion to dismiss the Consolidated Complaint. The District Court has denied the motion to dismiss. The Company and the Individual Defendants have answered the Consolidated Complaint, denying all liability and raising various affirmative defenses. Discovery has commenced. The Company believes that the allegations in the Complaints are without merit, and intends to vigorously defend the consolidated actions. The Company maintains Directors, Officers and Corporate liability insurance which, the Company believes, should adequately cover damages, if any, that may arise under the Complaints. No assurance can be given, however, that the outcome of the consolidated actions will not have a materially adverse impact upon the results of operations and financial condition of the Company.

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

OVERVIEW

     Quintel Communications, Inc., and its consolidated subsidiaries (collectively the "Company"), is a database marketing and management company that utilizes its proprietary database, as well as the databases of our affiliates, which contain in excess of 6 million permission based, on-line consumers in the aggregate. The Company's main focus is to create compelling content as marketing vehicles that generate revenue from its corporate advertisers and marketing affiliates who seek access to the consumers in the Company's and its affiliates' databases. Previously, the Company had relied on conventional marketing channels, specifically television broadcast media, telemarketing, direct-mail, and print advertising to facilitate the marketing of its consumer based services and products. The Company had previously recognized revenues through the offering of consumer services and products, as marketed through the aforementioned conventional channels. The Company will continue to market such consumer based services and products, with the majority of such activities now being conducted on-line via the Internet. Such conventional marketing efforts and their attendant residual net revenues are primarily responsible for the Company's net income for the three and six-month periods ended May 31, 2000. Such periods' net income was also benefited by adjustments to prior period legacy business estimates for revenue reserves and fulfillment obligations. These adjustments increased net revenue and reduced cost of sales, with a combined pre-tax effect of approximately $1.95 million and $2.1 million for the three and six-month periods ended May 31, 2000 respectively. The Company's significant change in its marketing emphasis to the Internet, the unproven reliability and profitability of the e-commerce marketplace and the initial operating losses incurred by the Company's E-commerce segment, should all be considered when referring to the Company's current three and six month results, as well as its prior historical results, in evaluating the Company's future operations, cash flows, and financial position.

     In the execution of the Company's shift to the Internet, it commenced the formation of the "Quintel Network" in the second half of the fiscal year ended November 30, 1999. The Quintel Network is the Company's portfolio of strategic marketing investments and marketing partnerships with Internet-based marketing companies, E-commerce retailers and management service providers. Together, the companies that comprise the Quintel Network market a wide variety of products and services aimed at the consumer audience, as well as commercial users. See "-- Quintel Network."

BASIS OF PRESENTATION

     Certain amounts for the prior period that are presented in the accompanying unaudited consolidated financial statements, and referred to in the discussions below, have been reclassified with the current period presentation.

SEGMENT INFORMATION

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as of November 30, 1999. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company, but did require the Company to disclose its "management" approach determined segments and present comparatively prepared data for the three and six-month periods ended May 31, 1999. The Company's segments operate exclusively in the United States with an immaterial portion of revenue earned in Canada during the six months ended May 31, 1999. See "Adoption of Segmental Reporting".

RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the three and six-month periods ended May 31, 2000 and May 31, 1999, respectively. It should be read in conjunction with the Company's Form 10-K as filed for the year ended November 30, 1999, the Notes thereto and other financial information included elsewhere in this report.

THREE MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999

     The Company's net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three month periods ended May 31, 2000 and May 31, 1999, are detailed in the following tables:

NET REVENUES, BY SEGMENT

                                                    MAY 31,             CHANGE-INC     CHANGE-INC
                                           -------------------------       (DEC)         (DEC)
                                              2000          1999            $$$           %%%
FOR THE THREE MONTHS ENDED:                ----------    -----------    -----------    ----------
LEC Billed products and service
  components
"900" Entertainment Service termination
  royalties..............................  $  728,096    $    83,585    $   644,511        771%
Club 900 Products........................    (257,423)       366,978       (624,401)      (170)%
Enhanced Services, principally voice
  mail...................................   1,767,035        311,874      1,455,161        467%
Telephone number lists rentals...........      58,854         32,944      1,048,218         79%
                                           ----------    -----------    -----------       ----
TOTAL LEC BILLED PRODUCTS AND SERVICES...  $2,296,562    $   795,381      1,501,181        189%
                                           ----------    -----------    -----------       ----
CUSTOMER ACQUISITION SERVICE COMPONENTS
Qwest Long distance customer
  acquisitions...........................  $  245,787    $ 6,503,892    $(6,258,105)       (96)%
Qwest Long distance usage commissions....   3,509,813      3,105,554        404,259         13%
CellStar Dish customer acquisitions......       4,341             --          4,341        100%
                                           ----------    -----------    -----------       ----
TOTAL CUSTOMER ACQUISITION SERVICES......  $3,759,941    $ 9,609,446     (5,849,505)       (61)%
                                           ----------    -----------    -----------       ----
E-COMMERCE
QTEL Network -- e-mails and co-reg's.....  $  107,153    $        --    $   107,153        100%
GroupLotto -- co-reg, lottery and
  e-mail.................................     697,208             --        697,208        100%
GroupLotto -- barter on e-mail
  database...............................     360,000             --        360,000        100%
                                           ----------    -----------    -----------       ----
TOTAL E-COMMERCE.........................  $1,164,361    $        --      1,164,361        100%
                                           ----------    -----------    -----------       ----
CORPORATE AND OTHER COMPONENTS
Miscellaneous products, list revenue and
  other..................................  $       --    $    19,115        (19,115)       100%
                                           ----------    -----------    -----------       ----
  CONSOLIDATED TOTALS....................  $7,220,864    $10,423,942    $(3,203,078)       (31)%
                                           ==========    ===========    ===========       ====

     Net Revenue for the three months ended May 31, 2000 decreased $3,203,078, or 31%, when compared to the three months ended May 31, 1999. The primary component of the decrease in net revenues, or approximately $5.9 million (61%), was attributable to the Company's Customer Acquisition services segment. See "Transactions with Major Customer and Termination of Economic Dependence" following the "Liquidity and Capital Resources" section for a detailed discussion of this decrease.

     The decrease in Customer Acquisition segment net revenues was offset by increases in net revenues from the Company's LEC Billed products and services segment of approximately $1.5 million when compared to the comparable prior year's period. The LEC segment increase resulted from increased revenues attributable to the Company's 900 entertainment service termination royalties, increased net revenue from Enhanced

Services, primarily attributable to current quarter adjustments of chargeback estimates from prior fiscal periods, and increased list rental revenue, with all such increases being offset by a decrease in the Company's Club 900 Products revenue. For further discussion of prior year events effecting current year LEC segment net revenues, see "Prior Year Transactions Impacting Current and Future Fiscal Periods" and "Service Bureaus and Local Exchange Carriers" following the "Liquidity and Capital Resources" section.

     The Customer Acquisition segment net revenue decrease was further offset by an increase of approximately $1,164,000 in net revenues from the Company's E-commerce segment during the three months ended May 31, 2000. The majority of the E-commerce revenues were the result of fees earned from corporate advertisers and transmission of e-mail advertisements to the Company's registered users. The Company commenced its Internet initiative in the third quarter of the fiscal year ended November 30, 1999, and, therefore, the quarter ended May 31, 1999 did not include revenue from E-commerce activities.

     Historically, the Company's reported net revenues have been a product of the gross revenues generated within each reporting period less the provision for chargebacks (refunds and allowances) for the related reporting period, which is recorded as a direct reduction from such gross revenues. Revenues generated from royalties and long distance customer acquisition commissions are not subject to provision for consumer chargebacks. Revenues from the Company's E-commerce activities are recorded net of an allowance for uncollectible amounts, which provides for collection adjustments to gross billings for data qualification issues. Data qualification issues are contractually determined and consist of undeliverable e-mail address adjustments, pre-existing registrant adjustments and other.

     The Company's gross revenues, on a segmental basis, for the three months ended May 31, 2000 and May 31, 1999, are presented below:

GROSS REVENUES -- BY SEGMENT

                                                    MAY 31,             CHANGE-INC     CHANGE-INC
                                           -------------------------       (DEC)         (DEC)
       FOR THE THREE MONTHS ENDED:            2000          1999            $$$           %%%
       ---------------------------         ----------    -----------    -----------    ----------
LEC Billed products and services.........  $1,531,677    $ 5,562,648    $(4,030,971)       (72)%
Customer Acquisition services............   3,759,941      9,609,446     (5,849,505)       (61)%
E-commerce...............................   1,410,485             --      1,410,485        100%
Corporate and other......................          --         18,624        (18,624)      (100)%
                                           ----------    -----------    -----------       ----
TOTAL....................................  $6,702,103    $15,190,718    $(8,488,615)       (56)%
                                           ==========    ===========    ===========       ====

     The factors listed in the net revenue section describing the reasons for the changes in net revenues for the three months ended May 31, 2000, as compared to the three months ended May 31, 1999, are also directly applicable to gross revenues.

     The provisions for chargebacks, where applicable, for the Company's four segments are presented below, for the three months ended May 31, 2000 and May 31, 1999:

CHARGEBACKS -- BY SEGMENT

                                                    MAY 31,            CHANGE-INC     CHANGE-INC
                                            -----------------------       (DEC)         (DEC)
       FOR THE THREE MONTHS ENDED:            2000          1999           $$$           %%%
       ---------------------------          ---------    ----------    -----------    ----------
LEC Billed products and services..........  $(764,885)   $4,767,267    $(5,532,152)      (116)%
Customer Acquisition services.............  $      --    $       --             --         --%
E-commerce................................  $ 246,124    $       --        246,124        100%
Corporate and other.......................         --          (491)           491       (100)%
                                            ---------    ----------    -----------       ----
TOTAL.....................................  $(518,761)   $4,766,776    $(5,285,537)      (111)%
                                            =========    ==========    ===========       ====

     The decrease in the provision for chargebacks is directly related to the decrease in the Company's gross revenues, specifically the LEC Billed products and services segment revenues from enhanced services and the

Club 900 product. These products and services were subject to chargeback allowances, and with the Company's transition away from these revenue streams, the corresponding effect was a decrease in chargeback allowances in absolute dollars. Actual chargebacks incurred for services and programs that are no longer being marketed are charged against the previously established reserves, with any adjustment being reflected currently. Certain of the previously offered services have reached their contractual settlement phase, with applicable reserves no longer deemed necessary (approximately $1.3 million) being credited to income. Such chargeback adjustments are attributable to the LEC Billed product and service chargeback (revenue) listed in the segment table above.

     The Company's cost of revenues during the three months ended May 31, 2000 and May 31, 1999 were comprised of (1) marketing costs directly associated with the procurement and retention of customers, including direct response advertising costs, promotional costs and premium fulfillment costs, and (2) the related billing, collection and customer service costs. During the three months ended May 31, 1999, the Company's cost of revenues were offset by net revenue generated from certain premium offerings made in conjunction with the Company's marketing of other products and services. All residual revenues from such premium offerings have been reflected in the Company's other income section for the three months ended May 31, 2000 pursuant to the termination of long distance customer acquisition marketing at November 30, 1999.

     The Company's cost of revenues for the three months ended May 31, 2000 and May 31, 1999 are presented below:

SEGMENT DATA -- COST OF SALES

                                                    MAY 31,             CHANGE-INC     CHANGE-INC
                                            ------------------------        DEC           DEC
FOR THE THREE MONTHS ENDED:                    2000          1999           $$$           %%%
---------------------------                 ----------    ----------    -----------    ----------
LEC Billed products and services..........  $   54,980    $  966,137    $  (911,157)       (94)%
Customer Acquisition services.............    (642,986)    5,401,499     (6,044,485)      (112)%
E-commerce................................   1,784,081            --      1,784,081        100%
Corporate and other.......................          --            --             --         --
                                            ----------    ----------    -----------       ----
TOTAL.....................................  $1,196,075    $6,367,636    $(5,171,561)       (81)%
                                            ==========    ==========    ===========       ====

CONSOLIDATED COST OF SALES, BY COMPONENT

                                                    MAY 31,             CHANGE-INC     CHANGE-INC
                                           -------------------------        DEC           DEC
FOR THE THREE MONTHS ENDED:                   2000          1999            $$$           %%%
---------------------------                ----------    -----------    -----------    ----------
Advertising, promotion and fulfillment
  costs..................................  $1,088,744    $ 8,066,608    $(6,977,864)       (87)%
Service Bureau fees, including customer
  service and psychic operators..........     107,331      2,431,751     (2,324,420)       (96)%
"900" Pay-per-call Premium net revenue...          --     (4,130,723)     4,130,723       (100)%
                                           ----------    -----------    -----------       ----
TOTAL....................................  $1,196,075    $ 6,367,636    $(5,171,561)       (81)%
                                           ==========    ===========    ===========       ====

     The decrease in cost of revenues is directly attributable to the Company's significantly reduced marketing efforts and related expenditures during the three months ended May 31, 2000, when compared to the three months ended May 31, 1999. The primary factor contributing to the reduction in these costs resulted from the Company's termination of the marketing of its residential long distance customer acquisition activities, effective November 30, 1999. See "Transactions with Major Customers and Termination of Economic Dependence". Decreases in the cost of revenues were also attributable to the cessation of the Company's active marketing of its "900" pay per call services as a premium to potential and acquired long distance customers and the cessation of the marketing of the Club 900 product. See "Prior Year Transactions Impacting Current and Future Fiscal Periods." The advertising, promotion and fulfillment costs decreased by approximately $7.0 million(including reduction of reserves for fulfillment costs of $650,000 relating to expired fulfillment obligations), or 87%, when compared with the prior year's three month period. Service bureau fees decreased by approximately $2.3 million, or 96%, when compared to the three months ended May 31, 1999. The reductions in service bureau fees were directly attributable to the cessation of the Company's billing of the Club 900 product and the significantly reduced billing and collection costs associated with its declining residual enhanced service member base. These reductions in cost of sales were partially offset by the costs of revenues incurred in the Company's E-commerce segment, which commenced operations in the third quarter of fiscal 1999.

     The Company's selling, general and administrative expenses ("SG&A") are primarily comprised of (i) compensation costs and related expenses for executive, sales, finance, information systems and general administration personnel, (ii) professional fees, (iii) insurance costs, (iv) occupancy and other equipment rental costs, (v) site development and modification costs related to the Company's E-commerce segment, and (vi) all other general and miscellaneous corporate expense items.

     The Company's SG&A expenses for the three months ended May 31, 2000 and May 31, 1999 are presented on a segmental basis, below:

CONSOLIDATED -- SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                    MAY 31,             CHANGE-INC     CHANGE-INC
                                            ------------------------       (DEC)         (DEC)
FOR THE THREE MONTHS ENDED:                    2000          1999           $$$           %%%
---------------------------                 ----------    ----------    -----------    ----------
LEC Billed products and services..........  $  394,606    $  537,437    $  (142,831)       (27)%
Customer Acquisition services.............     (32,089)    1,876,423     (1,908,512)      (102)%
E-commerce................................   1,779,805            --      1,779,805        100%
Corporate and other.......................     760,806       736,046         24,760          3%
                                            ----------    ----------    -----------       ----
CONSOLIDATED TOTALS.......................  $2,903,128    $3,149,906    $  (246,778)        (8)%
                                            ==========    ==========    ===========       ====

     The decrease in SG&A expense in the three months ended May 31, 2000, compared to the three months ended May 31, 1999, is primarily attributable to the Company's reduction in personnel utilized in its legacy businesses (and all associated costs of insurance, payroll taxes and overhead utilization), offset by increases in human resources and development costs associated with the Company's recently launched E-commerce segment and Internet initiative. Additional reductions in SG&A are attributable to the terms of an agreement entered into by the Company in the third quarter of the fiscal year ended November 30, 1999, pursuant to which the Company (i) eliminated its media buying operation, which included a staff of approximately twenty-one employees, (ii) was released from a continuing rent expense obligation under an assignment of a lease for the office space occupied by such media department, and (iii) disposed of all the media operation's property and equipment. The costs associated with these items were a component of total SG&A expenses for the three months ended May 31, 1999, and amounted to approximately $603,000. See "Transactions Impacting Current and Future Fiscal Periods."

     The Company's other income, net for the three months ended May 31, 2000 consists of interest and dividend income earned on the Company's marketable securities of approximately $670,000, approximately $103,000 of other income related to payments received by the Company from residual premium offering based revenues previously associated with the Company's customer acquisition services, approximately $135,000 in proceeds from the sale of the Company's telecommunication license assets and a non-monetary gain on a cost basis investment exchange of approximately $566,000. The above mentioned other income, net items were offset by impairment write-downs of long-term investments of approximately $1,105,000 and capitalized software costs of approximately $241,000, and realized capital losses of approximately $38,000. Total other income, net for the three months ended May 31, 2000 amounted to $89,087, compared with $19,873 for the three months ended May 31, 1999, for an increase of $69,214.

     The Company's effective income tax rate is a result of the combination of federal income taxes at statutory rates, and state taxes. The combined effective rate was approximately 40% for the three-month periods ended May 31, 2000 and May 31, 1999.

SIX MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999

     The Company's net revenues, on a segmental basis, and with disclosure of the components of individual segments, for each of the six month periods ended May 31, 2000 and May 31, 1999, are detailed in the following tables:

NET REVENUES, BY SEGMENT

                                                     MAY 31,             CHANGE-INC    CHANGE-INC
                                             ------------------------      (DEC)         (DEC)
FOR THE SIX MONTHS ENDED:                       2000         1999           $$$           %%%
-------------------------                    ----------   -----------   ------------   ----------
LEC BILLED PRODUCTS AND SERVICE COMPONENTS
"900" Entertainment Service termination
  royalties................................  $1,488,196   $   401,404   $  1,086,792       271%
Club 900 Products..........................    (105,734)    2,128,638     (2,234,372)     (105)%
Enhanced Services, principally voice
  mail.....................................   2,558,052     3,099,962       (541,910)      (17)%
Telephone number lists rentals.............      65,523        57,944          7,579        13%
                                             ----------   -----------   ------------      ----
TOTAL LEC BILLED PRODUCTS AND SERVICES.....  $4,006,037   $ 5,687,948   $ (1,681,911)      (30)%
                                             ----------   -----------   ------------      ----
CUSTOMER ACQUISITION SERVICE COMPONENTS
Qwest Long distance customer
  acquisitions.............................  $  288,233   $19,395,126   $(19,106,893)      (99)%
Qwest Long distance usage commissions......   4,387,149     5,127,432       (740,283)      (14)%
CellStar Dish customer acquisitions........       4,341            --          4,341       100%
                                             ----------   -----------   ------------      ----
TOTAL CUSTOMER ACQUISITION SERVICES........  $4,679,723   $24,522,558   $(19,842,835)      (81)%
                                             ----------   -----------   ------------      ----
E -- COMMERCE
QTEL Network -- e-mails and co-reg's.......  $  107,153   $        --   $    107,153       100%
GroupLotto -- co-reg, lottery and e-mail...     746,525            --        746,525       100%
GroupLotto -- barter on e-mail database....     360,000            --        360,000       100%
                                             ----------   -----------   ------------      ----
TOTAL E-COMMERCE...........................  $1,213,678   $        --   $  1,213,678       100%
                                             ----------   -----------   ------------      ----
CORPORATE AND OTHER COMPONENTS
Miscellaneous products, list revenue and
  other....................................  $   20,072   $    19,037   $      1,035       100%
                                             ----------   -----------   ------------      ----
  CONSOLIDATED TOTALS......................  $9,919,510   $30,229,543   $(20,310,033)      (67)%
                                             ==========   ===========   ============      ====

     Net Revenue for the six months ended May 31, 2000 decreased $20,310,033, or 67%, when compared to the six months ended May 31, 1999. The primary component of the decrease in net revenues, or approximately $19.8 million (81%), was attributable to the Company's Customer Acquisition services segment. See "Transactions with Major Customer and Termination of Economic Dependence" following the "Liquidity and Capital Resources" section for a detailed discussion of this decrease. Additional decreases were attributable to reductions in the LEC Billed product and service segment net revenue of approximately $1.7 million, or 30% when compared with the prior year's comparable period. For further discussion of prior year events effecting current year LEC segment net revenues, see "Prior Year Transactions Impacting Current and Future Fiscal Periods" and "Service Bureaus and Local Exchange Carriers" following the "Liquidity and Capital Resources" section. The above referenced decreases in net revenues were offset by net revenues from the Company's E-commerce segment of approximately $1.2 million during the three months ended May 31, 2000. The majority of the E-commerce revenues were the result of fees earned from corporate advertisers and transmission of e-mail advertisements to the Company's registered users. The Company commenced its Internet initiative in the third quarter of the fiscal year ended November 30, 1999, and, therefore, the six months ended May 31, 1999 did not include revenue from E-commerce activities.

     Historically, the Company's reported net revenues have been a product of the gross revenues generated within each reporting period less the provision for chargebacks (refunds and allowances) for the related reporting period, which is recorded as a direct reduction from such gross revenues. Revenues generated from royalties and long distance customer acquisition commissions are not subject to provision for consumer chargebacks. Revenues from the Company's E-commerce activities are recorded net of an allowance for uncollectible amounts, which provides for collection adjustments to gross billings for data qualification issues. Data qualification issues are contractually determined and consist of undeliverable e-mail addresses adjustments, pre-existing registrant adjustments and other.

     The Company's gross revenues, on a segmental basis, for the six months ended May 31, 2000 and May 31, 1999, are presented below:

GROSS REVENUES -- BY SEGMENT

                                                     MAY 31,             CHANGE-INC    CHANGE-INC
                                             ------------------------      (DEC)         (DEC)
FOR THE SIX MONTHS ENDED:                       2000         1999           $$$           %%%
-------------------------                    ----------   -----------   ------------   ----------
LEC Billed products and services...........  $3,224,510   $15,087,797   $(11,863,287)     (79)%
Customer Acquisition services..............   4,679,723    24,522,558    (19,842,835)     (81)%
E-commerce.................................   1,504,202            --      1,504,202      100%
Corporate and other........................      20,072        18,624          1,448        1%
                                             ----------   -----------   ------------      ---
TOTAL......................................  $9,428,507   $39,628,979   $(30,200,472)     (76)%
                                             ==========   ===========   ============      ===

     The factors listed in the net revenue section describing the reasons for the changes in net revenues for the six months ended May 31, 2000, as compared to the six months ended May 31, 1999, are also directly applicable to gross revenues.

     The provisions for chargebacks, where applicable, for the Company's four segments are presented below, for the six months ended May 31, 2000 and May 31, 1999:

CHARGEBACKS -- BY SEGMENT

                                                     MAY 31,            CHANGE-INC    CHANGE-INC
                                              ----------------------      (DEC)         (DEC)
FOR THE SIX MONTHS ENDED:                       2000         1999          $$$           %%%
-------------------------                     ---------   ----------   ------------   ----------
LEC Billed products and services............  $(781,527)  $9,399,849   $(10,181,376)     (108)%
Customer Acquisition services...............         --           --             --         0%
E-commerce..................................    290,524           --        290,524       100%
Corporate and other.........................         --         (413)           413      (100)%
                                              ---------   ----------   ------------      ----
TOTAL.......................................  $(491,003)  $9,399,436   $ (9,890,439)     (105)%
                                              =========   ==========   ============      ====

     The decrease in the provision for chargebacks is directly related to the decrease in the Company's gross revenues, specifically the LEC Billed products and services segment revenues from enhanced services and the Club 900 product. These products and services were subject to chargeback allowances, and with the Company's transition away from these revenue streams, the corresponding effect was a decrease in chargeback allowances in absolute dollars. Actual chargebacks incurred for services and programs that are no longer being marketed are charged against the previously established reserves, with any adjustment being reflected currently. Certain of the previously offered services have reached their contractual settlement phase, with applicable reserves no longer deemed necessary (approximately $1.4 million) being credited to income. Such chargeback adjustments are attributable to the LEC Billed product and service chargeback (revenue) listed in the segment table above.

     The Company's cost of revenues during the six months ended May 31, 2000 and May 31, 1999 were comprised of (1) marketing costs directly associated with the procurement and retention of customers, including direct response advertising costs, promotional costs and premium fulfillment costs, and (2) the related billing, collection and customer service costs. During the six months ended May 31, 1999, the Company's cost of revenues were offset by net revenue generated from certain premium offerings made in conjunction with the Company's marketing of other products and services. All residual revenues from such premium offerings have been reflected in the Company's other income section for the six months ended May 31, 2000 pursuant to the termination of long distance customer acquisition marketing at November 30, 1999.

     The Company's cost of revenues for the six months ended May 31, 2000 and May 31, 1999 are presented below:

SEGMENT DATA -- COST OF SALES

                                                   MAY 31,              CHANGE-INC     CHANGE-INC
                                          -------------------------        DEC            DEC
FOR THE SIX MONTHS ENDED:                    2000          1999            $$$            %%%
-------------------------                 ----------    -----------    ------------    ----------
LEC Billed products and services........  $  141,459    $ 2,013,160    $ (1,871,701)       (93)%
Customer Acquisition services...........    (559,472)    21,107,847     (21,667,319)      (103)%
E-commerce..............................   1,899,963             --       1,899,963        100%
Corporate and other.....................          --             --              --         --
                                          ----------    -----------    ------------       ----
TOTAL...................................  $1,481,950    $23,121,007    $(21,639,057)       (94)%
                                          ----------    -----------    ------------       ----

CONSOLIDATED COST OF SALES, BY COMPONENT

                                                   MAY 31,              CHANGE-INC     CHANGE-INC
                                          -------------------------        DEC            DEC
FOR THE SIX MONTHS ENDED:                    2000          1999            $$$            %%%
-------------------------                 ----------    -----------    ------------    ----------
Advertising, promotion and fulfillment
  costs.................................  $1,207,029    $25,476,098    $(24,269,069)       (95)%
Service Bureau fees, including customer
  service and psychic operators.........     274,921      6,142,189      (5,867,268)       (96)%
"900" Pay-per-call Premium net
  revenue...............................          --     (8,497,280)      8,497,280       (100)%
                                          ----------    -----------    ------------       ----
TOTAL...................................  $1,481,950    $23,121,007    $(21,639,057)       (94)%
                                          ==========    ===========    ============       ====

     The decrease in cost of revenues is directly attributable to the Company's significantly reduced marketing efforts and related expenditures during the six months ended May 31, 2000, when compared to the six months ended May 31, 1999. The primary factor contributing to the reduction in these costs resulted from the Company's termination of the marketing of its residential long distance customer acquisition activities, effective November 30, 1999. See "Transactions with Major Customers and Termination of Economic Dependence". Decreases in the cost of revenues were also attributable to the cessation of the Company's active marketing of its "900" pay per call services as a premium to potential and acquired long distance customers and the cessation of the marketing of the Club 900 product. See "Prior Year Transactions Impacting the Current and Future Fiscal Periods." The advertising, promotion and fulfillment costs decreased by approximately $24.3 million (including reduction of reserves for fulfillment costs of $650,000 relating to expired fulfillment obligations), or 95%, when compared with the prior year's six-month period. Service bureau fees decreased by approximately $5.9 million, or 96%, when compared to the six months ended May 31, 1999. The reductions in service bureau fees were directly attributable to the cessation of the Company's billing of the Club 900 product and the significantly reduced billing and collection costs associated with its declining residual enhanced service member base. These reductions in cost of sales were partially offset by the costs of revenues incurred in the Company's E-commerce segment, which commenced operations in the third quarter of fiscal 1999. Such costs amounted to approximately $1.9 million during the six months ended May 31, 2000.

     The Company's selling, general and administrative expenses ("SG&A") are primarily comprised of (i) compensation costs and related expenses for executive, sales, finance, information systems and general administration personnel, (ii) professional fees, (iii) insurance costs, (iv) occupancy and other equipment rental costs, (v) site development and modification costs related to the Company's E-commerce segment, and (vi) all other general and miscellaneous corporate expense items.

     The Company's SG&A expenses for the six months ended May 31, 2000 and May 31, 1999 are presented on a segmental basis, below:

CONSOLIDATED -- SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                    MAY 31,             CHANGE-INC     CHANGE-INC
                                            ------------------------        DEC           DEC
FOR THE SIX MONTHS ENDED:                      2000          1999           $$$           %%%
-------------------------                   ----------    ----------    -----------    ----------
LEC Billed products and services..........  $  491,482    $1,175,092    $  (683,610)      (58)%
Customer Acquisition services.............     352,088     3,395,672     (3,043,584)      (90)%
E-commerce................................   2,743,519            --      2,743,519       100%
Corporate and other.......................   1,672,030     1,568,195        103,835         7%
                                            ----------    ----------    -----------       ---
CONSOLIDATED TOTALS.......................  $5,259,119    $6,138,959    $  (879,840)      (14)%
                                            ----------    ----------    -----------       ---

     The decrease in SG&A expense in the six months ended May 31, 2000, compared to the six months ended May 31, 1999, is primarily attributable to the Company's reduction in personnel utilized in its legacy businesses (and all associated costs of insurance, payroll taxes and overhead utilization), offset by increases in human resources and development costs associated with the Company's recently launched E-commerce segment and Internet initiative. Additional reductions in SG&A are attributable to the terms of an agreement entered into by the Company in the third quarter of the fiscal year ended November 30, 1999, pursuant to which the Company (i) eliminated its media buying operation, which included a staff of approximately twenty-one employees, (ii) was released from a continuing rent expense obligation under an assignment of a lease for the office space occupied by such media department, and (iii) disposed of all the media operation's property and equipment. The costs associated with these items were a component of total SG&A expenses for the six months ended May 31, 1999, and amounted to approximately $1,212,000. See "Prior Year Transactions Impacting Current and Future Fiscal Periods."

     The Company's other income, net for the six months ended May 31, 2000 consists of interest and dividend income earned on the Company's marketable securities of approximately $1,202,000, approximately $606,000 of other income related to payments received by the Company from residual premium offering based revenues previously associated with the Company's customer acquisition services, approximately $135,000 in proceeds from the sale of the Company's telecommunication license assets, a non-monetary gain on a cost basis investment exchange of approximately $566,000 and net realized capital gains of approximately $902,000. The above mentioned other income, net items were offset by impairment write-downs of long-term investments of approximately $1,105,000 and capitalized software costs of approximately $241,000. Total other income, net for the six months ended May 31, 2000 amounted to $1,970,151, compared with $628,811 for the six months ended May 31, 1999, for an increase of $1,341,340.

     The Company's effective income tax rate is a result of the combination of federal income taxes at statutory rates, and state taxes. The combined effective rate was approximately 40% for the six-month periods ended May 31, 2000 and May 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 2000, the Company had cash and cash equivalents of approximately $3.8 million, reflecting a decrease of approximately $4.1 million, when compared to the $7.9 million in cash and cash equivalents held at November 30, 1999.

     During the six months ended May 31, 2000, net cash used in operating activities was approximately $367,100. The significant components resulting in this use of cash were from: (i) increases in accounts receivable, primarily attributable to the settlement agreement reached with the Company's primary long distance customer acquisition partner, (ii) payments of corporate income taxes, and (iii) payments on trade payables, with such uses offset by decreases in prepaid expenses and other current assets.

     During the six months ended May 31, 2000 approximately $4.1 million of net cash was used in investing activities, with (a) an approximate net $6.7 million used for investment in short term, high-grade commercial paper, with the Company's commercial paper position increasing to approximately $35.2 million as at May 31, 2000, when compared to approximately $28.5 million at November 30, 1999, (b) approximately $1.1 million used for strategic long term investments which are carried at cost and (c) approximately $57,000 used for capital expenditures, offset by proceeds of approximately $4.8 million from the sale of marketable securities ($2.2 million) and the maturity of U.S. Treasury bill investments ($2.6 million).

     Cash provided by financing investing activities during the six months ended May 31, 2000 amounted to $321,735, all of which was provided by the exercise of the Company's employee and director held stock options.

     Historically, the Company's primary cash requirements have been to fund the cost of advertising and promotion. Additional funds have been used in the purchasing of equipment and services in connection with the commencement of new business lines and further development of businesses being test marketed. During the fiscal year ended November 30, 1999, the Company began the process or redefining itself as an on-line direct marketing provider of consumer services and products, within the Internet industry. The Company's future plans and business strategy call for its Internet based E-commerce segment to be its primary operating focus, and a significant source of all future revenues. This Internet initiative may have a significant impact on the Company's capital and liquidity resources relating to the E-commerce segment's possible expenditures for (i) marketing and advertising campaigns, (ii) the cost of additional personnel required to occupy executive, operational and administrative positions, (iii) product development costs, (iv) technology based costs, and (v) other miscellaneous costs. The Company's Internet initiative, and its underlying business plan and strategy, has caused the Company to terminate the marketing of its legacy products and services. Accordingly, these services will no longer contribute significantly to the Company's cash flows in subsequent fiscal periods. This Company wide redefinition should be considered when using the Company's historical results in evaluating future operations, cash flows and financial position.

     Under currently proposed operating plans and assumptions (including the substantial costs potentially attributable to the Company's Internet initiative), management believes that projected cash flows from operations and available cash resources will be sufficient to satisfy the Company's anticipated cash requirements for at least the next twelve months. Currently, the Company does not have any long-term obligations and does not intend to incur any long-term obligations in the near future. As the Company seeks to extend its reach into the E-commerce arena, as well as identify new and other consumer and non-consumer services and products, the Company may use existing cash reserves, long-term financing or other means to finance such diversification. See "Forward Looking Information May Prove Inaccurate".

ADOPTION OF SEGMENTAL REPORTING

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective November 30, 1999. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company, but did require the Company to disclose its "management" approach determined segments. The Company's segments operate exclusively in the United States with an immaterial portion of revenue earned in Canada during the six months ended May 31, 1999.

     The Company's reportable operating segments are aligned into three fundamental areas: (1) Products and Services billed to consumers by Local Exchange Carriers (LEC Billed products and services), (2) Customer Acquisition Services billed directly to long distance carriers (Customer Acquisition services) and (3) Internet Commerce billed directly to corporate advertisers, marketing partners and consumers (E-commerce). The balance of the Company's operations are immaterial individually and in the aggregate, and are included as part of Corporate and other. This business segment delineation is consistent with the Company's management and financial reporting structure based on products and services.

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

     Revenue from the Company's LEC Billed product and service segment's voice mail and club product components have historically been recognized, net of an estimated provision for customer chargebacks (which include refunds and credits), as customers automatically renewed their monthly subscriptions. In regard to the Company's LEC billed product and service segment's telephone entertainment services component, which consisted principally of the 900 pay-per-call activities, up to and including May 31, 1998, the Company recognized revenues from the telephone entertainment services at the time the customer initiated a billable transaction, net of an estimated provision for customer chargebacks. Subsequent to May 31, 1998 through November 30, 1999 these 900 pay-per-call revenues were offered as a premium to the Company's acquired long distance customers. For periods ending after November 30, 1999, such revenues are included in other income and amounted to approximately $103,000 and $606,000 for the three and six months ended May 31, 2000, respectively.

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

     Revenues from the Company's E-commerce segment for the six months ended May 31, 2000 amounted to $1,213,678. Revenues from such segment are expected to comprise the majority of the Company's future period revenues. E-commerce revenues are recognized upon the completion of the performance of all of the Company's obligations to the corporate advertiser, marketing partner or consumer, dependent upon the type of revenue transaction. These obligations include the delivery of the database information of qualified registrants, "click throughs" and/or e-mail message transmission. Simultaneous with this recognition of revenue the Company records all related obligations associated with the net revenues recognized. These obligations include costs payable to other on-line advertisers for registered user acquisitions, message delivery costs, insurance coverage and all other variable direct costs associated with completing the Company's obligations relative to the revenue transaction. Such revenue recognition is also subject to provisions based on the probability of collection.

TRANSACTION WITH MAJOR CUSTOMER AND TERMINATION OF ECONOMIC DEPENDENCE

     During the six months ended May 31, 2000 and May 31, 1999, revenues from the Company's Customer Acquisition service segment were earned primarily from the Residential Distributor Program Agreement with Qwest. Such revenues accounted for approximately $4.7 million, or 47% of the Company's total revenue during the six months ended May 31, 2000, and $24.5 million, or 81% of the Company's total revenue during the six months ended May 31, 1999. During November 1999, Qwest informed the Company that the customers being acquired for it by the Company were not remaining Qwest customers long enough to justify the acquisition costs Qwest was required to pay the Company, and, accordingly, the Company should no longer solicit customers on Qwest's behalf. Therefore, the Company terminated its marketing efforts regarding the Qwest customer acquisition program in November 1999. This termination of the Qwest program marketing is the primary factor for the decrease in the Company's Customer Acquisition services segment revenue for the three and six month periods ended May 31, 2000. During the three months ended May 31, 2000, the Company executed a Settlement, Termination and Release Agreement with Qwest regarding the Residential Acquisition Program Agreement. This Agreement formally terminated the continuing customer usage payments required to be made by Qwest to the Company in consideration for a one-time settlement payment of approximately $3.5 million. The settlement was segregated into two components, (a) an approximate $2.9 million lump-sum payment, which the Company received on June 12, 2000, and (b) $800,000 placed in escrow, with such escrowed funds to be disbursed to the Company (net of any claims arising out of activity that occurred prior to the termination of the Company's relationship with Qwest), in installments not to exceed $200,000, on July 1, 2000, October 1, 2000 and January 1, 2001, with any remaining balance being disbursed on April 1, 2001. The first $200,000 installment due July 1, 2000 was received by the Company on July 7, 2000.

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

     In consideration for the Company's acceptance of the terms of the 900 Agreement, ARS and any of its affiliates offering 900 Pay-Per-Call Psychic Services and/or membership club services, agreed to pay to the Company certain "900" entertainment service termination royalty fees relative to such service offerings. ARS is required to pay such royalty fees from and after the consummation of the transactions contemplated by the Transaction Agreements, and until January 17, 2001. For the six months ended May 31, 2000, such royalties amounted to approximately $1,488,000, or 15% of the Company's net revenues.

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

     During the six months ended May 31, 1999, the Company billed approximately $9.1 million in gross enhanced services as compared to approximately $1,671,000 in the six months ended May 31, 2000. The enhanced services that continue to be billed are from the residual customers that remain from marketing efforts undertaken prior to the November 1998 LEC billing cessation.

QUINTEL NETWORK

     In November 1999, the Company began the implementation of its strategy to create the Quintel Network, a portfolio of marketing partnerships and strategic investments with Internet marketing companies, e-commerce retailers and service providers, to allow for the marketing of different services and products to a detailed database of profiled consumers.

  Database Growth and Expansion

     The first phase in creating the Company's Quintel Network was to grow the Company's already extensive profiled consumer database. Towards this end, the Company has made strategic investments in several companies. In tandem with these investments, the Company entered into marketing agreements, entitling the Company access to these entities' proprietary e-mail databases and other marketing data. The entities in which the Company made these strategic investments (and to whose databases the Company gained access) include the following:

     - SkyMall, Inc., a publicly-traded company (Nasdaq-SKYM) with access to e-mail addresses and other marketing information for over 3 million consumers, that utilizes its website, SkyMall.com, and exclusive agreements with several airline carriers and travel partners to offer a wide array of products from a variety of vendors.

     - itarget.com, Inc. (now a subsidiary of Cybergold, Inc. (Nasdaq-CGLD)) is a permission based direct e-mail marketing company with over 1 million members that have given their consent to be marketed for various products and services.

     - GenerationA.com, Inc. provides Internet and other computer related products and services to the over-50 generation.

     - AtYourBusiness.com, Inc. provides a full-range of support services for small businesses, including assistance with human resources, payroll, office management and growth management.

     - Bluewater Information Convergence, Inc. provides information technology consulting and fully managed data center outsourcing.

     The Company is also acquiring additional marketing information from traffic attracted to GroupLotto.com and MultiBuyer.com, two subsidiaries of the Company.

     - GroupLotto.com -- This entity is the Company's primary focal point relative to its Internet initiative. The GroupLotto.com website permits Internet users to play an on-line lottery free in exchange for providing their e-mail addresses. Players can win up to a $10,000,000 jackpot by selecting the winning lottery numbers. GroupLotto.com accommodates the public's interest in free lotteries by offering the opportunity to participate in multiple daily chances to play at no cost, while simultaneously serving as a valuable marketing information source for the Company's other Internet activities. The Company has obtained contingent prize based insurance for the first jackpot payout up to $10 million.

     - MultiBuyer.com -- The Company is exploring the opportunities available from the MultiBuyer.com website, which is an online retail location where buyers consolidate their purchasing power for a variety of offered products and services and reap the benefits of reduced sales prices that generally correlate to bulk purchases. The Company has not realized significant traffic, or purchasing activity at this website, and cannot currently ascertain whether it will continue to fund the maintenance of the website's presence on the Internet. During the quarter ended May 31, 2000 the Company recorded an impairment write-down of approximately $241,000 on related software costs capitalized in a prior period.

     Based on the foregoing alliances that comprise the Quintel Network, the Company estimates that it presently has access to in excess of 6 million opt-in e-mail addresses.

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

     On September 18, 1998, the District Court ordered that the three actions be consolidated, appointed a group of lead plaintiffs in the consolidated actions, approved the lead plaintiffs' selection of counsel for the purported class in the consolidated actions, and directed the lead plaintiffs to file a consolidated complaint. The consolidated and amended class action complaint ("Consolidated Complaint") which has been filed asserts the same legal claims based on essentially the same factual allegations as did the Complaints. On February 19, 1999, the Company and the Individual Defendants filed a motion to dismiss the Consolidated Complaint. The District Court has denied the motion to dismiss. The Company and the Individual Defendants have answered the Consolidated Complaint, denying all liability and raising various affirmative defenses. Discovery has commenced. The Company believes that the allegations in the Complaints are without merit, and intends to vigorously defend the consolidated actions. The Company maintains Directors, Officers and Corporate liability insurance which, the Company believes, should adequately cover damages, if any, that may arise under the Complaints. No assurance can be given, however, that the outcome of the consolidated actions will not have a materially adverse impact upon the results of operations and financial condition of the Company. See "Forward Looking Information May Prove Inaccurate".

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

(B) REPORTS ON FORM 8-K.

     The Company did not file any reports on Form 8-K during the second quarter of the fiscal year ending November 30, 2000.

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

                                          QUINTEL COMMUNICATIONS, INC.

Date: July 17, 2000                                     By: /s/ JEFFREY L. SCHWARTZ
                                               ----------------------------------------------
                                                            Jeffrey L. Schwartz
                                                              Chairman and CEO

Date: July 17, 2000                                        By: /s/ DANIEL HARVEY
                                               ----------------------------------------------
                                                               Daniel Harvey
                                                          Chief Financial Officer
                                                       (Principal Financial Officer)

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