Form 10-Q
period 2000-08-31
QUINTEL COMMUNICATIONS INC
filed 2000-10-16
CIK 1000297

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended August 31, 2000


    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________


                         Commission file number 0-27046


                                  TRAFFIX, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                22-3322277
     -------------------------------                 -------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)


           ONE BLUE HILL PLAZA
          PEARL RIVER, NEW YORK                             10965
 ----------------------------------------                 ----------
 (Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code: (845) 620-1212


             Registrant's former name: Quintel Communications, Inc.


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

     The number of shares outstanding of the Registrant's common stock is 15,663,116 (as of 10/10/00).

===============================================================================

                                  TRAFFIX, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          QUARTER ENDED AUGUST 31, 2000
                               ITEMS IN FORM 10-Q

                                                                         PAGE
                                                                         ----
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements ....................................     2

Item 2.     Management's Discussion and Analysis
              of Financial Condition and
              Results of Operations .................................    --

Item 3.     Quantitative and Qualitative
              Disclosures About Market Risk .........................  None



PART II     OTHER INFORMATION

Item 1.     Legal Proceedings .......................................    --

Item 2.     Changes in Securities
              and Use of Proceeds ...................................  None

Item 3.     Defaults Upon Senior Securities .........................  None

Item 4.     Submission of Matters to
              a Vote of Security Holders ............................  None

Item 5.     Other Information .......................................  None

Item 6.     Exhibits and Reports on Form 8-K ........................    --


SIGNATURES


TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                                  AUGUST 31,      NOVEMBER 30,
                                                               2000             1999
                                                           ------------    ------------
                                                           (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ............................   $  4,074,486    $  7,939,567
  Marketable securities ................................     37,455,719      36,511,925
  Accounts receivable, trade, net ......................      7,522,132       5,711,967
  Deferred income taxes ................................      1,302,628       2,778,329
  Due from related parties .............................        506,350         550,112
  Prepaid expenses and other current assets ............        995,272         688,314
                                                           ------------    ------------
         Total current assets ..........................     51,856,587      54,180,214
Property and equipment, at cost, net of accumulated
  depreciation .........................................        527,148         816,533
Long-term investments, at cost .........................      1,167,551       2,097,500
Deferred income taxes ..................................        183,032         183,032
                                                           ------------    ------------
         TOTAL ASSETS ..................................   $ 53,734,318    $ 57,277,279
                                                           ============    ============

LIABILITIES
Current liabilities:
  Accounts payable .....................................    $ 1,276,762     $ 1,793,631
  Accrued expenses .....................................      4,753,346       5,548,876
  Reserve for customer chargebacks .....................        916,006       4,618,108
  Due to related parties ...............................        591,345         368,176
  Income taxes payable .................................      2,870,406       4,365,104
  Deferred income taxes ................................           --           697,106
                                                           ------------    ------------
       TOTAL CURRENT LIABILITIES .......................     10,407,865      17,391,001
                                                           ------------    ------------
STOCKHOLDERS' EQUITY
  Preferred stock - $.001 par value; 1,000,000 shares
    authorized; none issued and outstanding
  Common stock - $.001 par value; authorized 50,000,000
    shares; issued and outstanding 15,864,164 shares and
    15,469,590 shares, respectively ....................         15,864          15,469
  Additional paid-in capital ...........................     39,420,025      37,482,479
  Retained earnings ....................................      8,174,735       3,544,568
  Accumulated other comprehensive (loss) income ........     (1,335,220)      1,045,662
  Common stock held in Treasury, at cost, 1,172,715
     shares and 942,853 shares, respectively ...........     (2,948,951)     (2,201,900)
                                                           ------------    ------------

         TOTAL STOCKHOLDERS' EQUITY ....................     43,326,453      39,886,278
                                                           ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....   $ 53,734,318    $ 57,277,279
                                                           ============    ============

                 The accompanying notes are an integral part of
                          these financial statements.

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                           ---------------------------    ---------------------------
                                             August 31,     August 31,      August 31,     August 31,
                                               2000           1999            2000           1999
                                           ------------   ------------    ------------   ------------
Net revenue ...........................     $ 7,862,386    $ 8,084,023    $ 17,781,896   $ 38,313,566
Cost of sales .........................       2,252,618      3,580,331       3,734,568     26,701,338
                                           ------------   ------------    ------------   ------------
  Gross profit ........................       5,609,768      4,503,692      14,047,328     11,612,228

Selling, general and
  administrative expenses .............       3,828,830      1,907,960       9,087,949      8,046,919
                                           ------------   ------------    ------------   ------------
     Income from operations ...........       1,780,938      2,595,732       4,959,379      3,565,309

Other income, net .....................         835,813       (205,017)      2,805,964        423,794
                                           ------------   ------------    ------------   ------------
                                              2,616,751      2,390,715       7,765,343      3,989,103

Provision for income taxes ............       1,055,151      1,092,525       3,135,176      1,734,316
                                           ------------   ------------    ------------   ------------
     Net income .......................     $ 1,561,600    $ 1,298,190     $ 4,630,167    $ 2,254,787
                                           ------------   ------------    ------------   ------------
Basic income per share (note 3):
     Net income .......................     $      0.11    $      0.09     $      0.31    $      0.15
Average shares outstanding ............      14,851,353     14,492,793      14,821,463     15,335,010

Diluted income per share (note 3)
     Net income .......................     $      0.10    $      0.09     $      0.29    $      0.15
Average shares outstanding ............      15,436,632     14,505,773      15,824,160     15,364,965

              The accompanying notes are an integral part of these financial statements.

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                 Nine Months Ended
                                                            ----------------------------
                                                              August 31,      August 31,
                                                                2000             1999
                                                            ------------    ------------
Cash flows from operating activities:
  Net income ............................................    $ 4,630,167     $ 2,254,787
Adjustments to reconcile net income
  to net cash (used in) provided by operating activities:
  Depreciation and amortization .........................        228,604         194,990
  Reserve for customer chargebacks ......................     (3,702,102)     (8,475,130)
  Gain on nonmonetary cost-basis exchange ...............       (565,572)
  Long term investment impairment charges ...............      1,680,734
  Deferred income taxes .................................        778,595       8,994,953
  Other, net ............................................        138,190         271,390

Changes in assets and liabilities:
  Accounts receivable ...................................     (1,810,165)     21,486,809
  Prepaid expenses and other current assets .............       (306,958)      1,983,273
  Accounts payable ......................................       (516,869)     (3,265,214)
  Income tax payable ....................................     (1,494,698)      2,511,611
  Due from/to related parties ...........................        266,931          78,607
  Other, principally accrued expenses ...................        795,530        (776,633)
                                                            ------------    ------------
    Net cash (used in) provided by operating activities .       (337,529)     25,259,443
                                                            ------------    ------------
Cash flows from investing activities:
  Purchases of securities ...............................   (240,699,070)    (34,954,659)
  Proceeds from sales of securities .....................    238,836,838      28,364,552
  Purchase of long term investments  ....................     (1,060,051)       (500,000)
  Other, principally capital expenditures ...............       (179,953)        (22,598)
  Proceeds from the disposal of fixed assets ............          --            258,808
                                                            ------------    ------------
    Net cash used in investing activities ...............     (3,102,236)     (6,853,897)
                                                            ------------    ------------
Cash flows from financing activities:
  Purchase of common stock ..............................       (747,051)       (301,870)
  Redemption of common stock ............................                     (1,755,000)
  Proceeds from stock options exercised .................        321,735
                                                            ------------    ------------
    Net cash used in financing activities ...............       (425,316)     (2,056,870)
                                                            ------------    ------------
Net (decrease) increase in cash and cash equivalents ....     (3,865,081)     16,348,676
Cash and cash equivalents, beginning of period ..........      7,939,567       2,123,630
                                                            ------------    ------------
Cash and cash equivalents, end of period ................    $ 4,074,486    $ 18,472,306
                                                            ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

TRAFFIX, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

1.   GENERAL

     The consolidated financial statements for the three and nine month periods ended August 31, 2000 and August 31, 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited consolidated financial statements do not include certain information and note disclosures normally required by generally accepted accounting principles. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999. The results of operations for the three and nine months ended August 31, 2000 are not necessarily indicative of the results to be expected for the subsequent quarter and the entire fiscal year ending November 30, 2000.

2.   SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company currently earns revenue in its E-commerce segment from corporate advertisers, pursuant to advertising sale agreements. The provisions of each agreement determine the type and timing of revenue to be recorded, which fall into four basic categories: (1) registration revenue generated from the delivery of qualified registrants to corporate advertisers and marketing partners, (2) "click" revenue for the delivery of "on-line traffic" to the corporate advertisers and marketing partners websites, (3) fees paid by long distance carriers for the delivery of residential customers obtained by on-line based marketing programs conducted by the Company and (4) transmission of permission based opt-in e-mail advertisements to the Company's registered members. The Company invoices its customers bi-weekly in accordance with the advertising activity delivered and/or advertising service provided, and monthly in the case of its long distance customer acquisitions services provided both on- and offline. Revenue is recognized at the time the advertising activity is delivered, or service is provided to the respective clientele (normally, either daily or weekly), net of estimated contractually determined data qualification allowances. Such data qualification allowances are provided for delivered registrants who are pre-existing in the partner's database, undeliverable e-mails and other. In accordance with newly developing revenue recognition pronouncements, and in accordance with the Company's historical accounting policies and reporting practices, the Company records all related obligations associated with the related net revenue at its point of recognition. These obligations include costs payable to other on-line, as well as off-line, advertisers for registered user acquisitions, fee sharing costs under partner agreements, message delivery costs, contingent based prize insurance coverage (for potential free on-line lottery winners) and all other variable direct costs associated with completing the Company's obligations relative to the revenue recognized. Such revenue recognition is also subject to provisions based on the probability of collection. The Company's policy is to expense, as a cost of revenue, customer acquisition costs, and all other marketing costs, at the time the obligation or expense is incurred.

In the normal course of operations within the Company's E-commerce segment, and in accordance with standard industry practice, the Company trades the contents of its e-mail database with the contents of the e-mail databases of its corporate advertising clients and marketing partners. This barter activity is governed by non-monetary and monetary based swap arrangements executed with the Company's advertising clients and marketing partners. Revenues, for the period March 1, 2000 to May 31, 2000, included barter transactions that were recorded at their fair market values when the database contents were sent to advertising clients, as revenue, and expense was recognized when database contents were received from advertising clients, and shown as a cost of revenue. Barter net revenue and barter related cost of revenue represented less than 5% of total net revenues, respectively, for the three months ended May 31, 2000. The three months ended February 29, 2000, three months ended August 31, 2000 and the three and nine month periods in fiscal 1999, did not include net revenue or cost of revenue from bartered transactions.

Revenue from the Company's LEC Billed Product and Service segment, which are no longer actively marketed, consisted of various enhanced telephone services, principally voice mail services and are recognized, net of an estimated provision for customer chargebacks (which include refunds and credits) as the related customers automatically renew their monthly memberships. Estimates for the reserve for customer chargebacks are reviewed monthly, based on updated chargeback history, with any resulting adjustments being charged against revenues. Since the provision for customer chargebacks was established prior to the periods in which chargebacks are actually expended, the Company's revenues are adjusted in later periods when the Company's incurred chargebacks vary from the amounts previously estimated. Due to the fact that a significant portion of these previously offered LEC segment services have reached their contractual settlement phase, it was determined that certain chargeback reserves were no longer necessary, and approximately $825,000 and $2,225,000 was credited to income for the three and nine months ended August 31, 2000, respectively.

The Company's customer acquisition services segment, which principally consists of residential long distance customer acquisition programs are recorded upon the achievement of certain events particular to the corresponding program's fulfillment liability. Subsequent to the delivery of the initial sales record to the respective long distance carrier, the Company has historically provided certain products and services (fulfillment liability), such as prepaid cellular telephones and/or complimentary airline ticket redemption vouchers, as inducements to the customers. The fulfillment liability costs are estimated and accrued, as a component of marketing expenses included in the cost of sales, at the time the associated revenues are recorded. This estimation is adjusted to actual amounts redeemed in subsequent periods. During the three and nine month periods ended August 31, 2000, the Company recorded approximately $890,000 and $1,540,000, respectively, as reductions to cost of revenues related to expired fulfillment obligations. There are no chargebacks associated with the Customer Acquisition services segment.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets". In accordance with SFAS 121 the Company reviews events or changes in circumstances that impact the carrying amount of long-lived assets, including long-term investments carried at cost and capitalized software costs. When it is determined that the carrying value of such long-lived assets may not be recoverable, the Company estimates: (a) the future cash flows expected to result from the use of such assets over their remaining useful life and (b) the potential cash flows realizable from their possible disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amounts of the long-lived assets, an impairment loss is recognized as the difference between the carrying amount and the future discounted cash flow. During the nine months ended August 31, 2000 the Company reviewed its long-term investments, carried at cost, as well as its capitalized software costs and determined that certain of these long-lived assets were impaired. Based on the Company's current expectations of future undiscounted net cash flow generated by these long-lived assets, such assets were written down to their realizable value, and a charge of approximately $1,668,000 (Long-term investments of approximately $1.4 million and capitalized software of approximately $241,000) was reported as a component of other income, net during the nine months ended August 31, 2000. The three months ended August 31, 2000 included approximately $322,000 in such charges, all related to long-term investments.

TRANSACTIONS WITH MAJOR CUSTOMERS AND CONTINUATION OF ECONOMIC DEPENDENCE

Revenues from the Company's current primary long distance customer acquisition partner, earned under a contract executed in April 2000 and amended effective August 1, 2000, amounted to approximately 47% of net revenues during the three months ended August 31, 2000 and, approximately 21% of net revenues during the nine months ended August 31, 2000. Accounts receivable from such carrier was approximately $3,398,000 at August 31, 2000 with no comparable balance at November 30, 1999. Revenues from the Company's former primary long distance customer acquisition partner amounted to approximately 27% of total revenues during the nine months ended August 31, 2000, such carrier generated less than 2% of revenues during the three months ended August 31, 2000. During the first six months of the Company's current fiscal year, this former carrier accounted for approximately $3.5 million of net revenue resulting from the settlement, termination and release of both parties under the then existing Residential Distributor Program Agreement. Pursuant to the terms of the settlement agreement, such long distance carrier purchased all future royalty streams that would have been recognized by the Company in future periods, on a discounted basis, related to the customers delivered by the Company to such carrier prior to the agreement's termination. In accordance with the payment terms of the agreement the Company received approximately $3.1 million during the three months ended August 31, 2000, with the remaining balance of $600,000 being held in escrow for quarterly payments through April 2001. Accounts receivable from such carrier was approximately $600,000 and $1,020,000 at August 31, 2000 and November 30, 1999, respectively. The escrow payment due October 1, 2000 has been withheld resulting from a legal proceeding commenced in Minnesota (against a long distance carrier with which the Company had previously had a customer acquisition arrangement) in September of 2000. The Company has not been directly named in the action and this legal proceeding, and other legal proceedings are further described in Note 9 "Litigation".

3. EARNINGS PER SHARE

 The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        -------------------------------------  ----------------------------------
                                                            August 31,        August 31,          August 31,      August 31,
Denominator:                                                   2000              1999                2000            1999
                                                        -------------------------------------  ----------------------------------
    Denominator for basic earnings per
        share -- weighted-average shares                    14,851,353        14,492,793         14,821,463       15,335,010
    Effect of dilutive securities:
        Stock options                                          585,279            12,980          1,002,697           29,955
                                                        -------------------------------------  ----------------------------------

    Dilutive potential common shares:
         Denominator for diluted earnings
             per share -- adjusted weighted-average
             shares and assumed conversion                  15,436,632        14,505,773         15,824,160       15,364,965
                                                        =====================================  ==================================

Options and warrants to purchase 721,896 and 1,661,609 shares of common stock for the three months ended August 31, 2000 and 1999, and 413,033 and 1,661,609 for the nine months ended August 31, 2000 and 1999, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

4. COMPREHENSIVE INCOME

Unrealized gains and losses on the Company's marketable securities are reported in comprehensive income (loss) and accumulated other comprehensive (loss) income. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." Excluding net income, the Company's source of comprehensive income is the after tax net unrealized gains and (losses) on available-for-sale securities. The components of comprehensive income are presented below:

                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                 --------------------------------   ---------------------------------
                                                   August 31,        August 31,        August 31,          August 31,
                                                     2000               1999              2000               1999
                                                 --------------------------------   ---------------------------------
Net income ................................       $ 1,561,600       $ 1,298,190       $ 4,630,167        $ 2,254,787

Other comprehensive income
(loss), net of tax: Unrealized
gain (loss) from available for
sale securities net of income
taxes of $241,713, $120,916,
$1,587,535 and $19,396,
respectively ..............................           362,570           181,374        (2,380,882)           (29,094)
                                                 --------------------------------   ---------------------------------
COMPREHENSIVE INCOME ......................       $ 1,924,170       $ 1,479,564       $ 2,249,285        $ 2,225,693
                                                 ================================   =================================

5.  ADVERTISING EXPENSES

The Company's advertising expenses have historically consisted of television broadcast media and related production costs, telemarketing, direct-mail, and print media, with all such costs being charged to operations, as a component of cost of revenue, at the time the related advertising and marketing occurred. During the nine months ended August 31, 2000 the Company began to incur advertising and marketing costs related to customer acquisition fees payable for registered users delivered via e-mail and other on-line channels, as well as costs associated with the procurement of e-mail database marketing information. These marketing costs are expensed at the time registered users are delivered by third parties, or when the database marketing information is received. To the extent payments are made for registered users under contractual arrangements in advance of their delivery to the Company, such payments are expensed over the shorter of the contract period or upon delivery of the registered users. Total advertising and marketing expenses, included in the cost of revenues, for the three months ended August 31, 2000 and 1999 were approximately $2,012,000 and $2,170,000, respectively, and the nine months ended August 31, 2000 and 1999 were approximately $3,219,000 and $19,150,000 respectively. Included in prepaid expenses and other current assets at August 31, 2000, is approximately $596,000 relating to a customer acquisition prepayment in advance of the delivery of on-line registered users. At November 30, 1999 prepaid and other current assets did not include such prepayments.

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

7.  INVESTMENTS AND NON-MONETARY GAIN RECOGNITION

In January 2000, the Company increased its equity position to approximately 16% of itarget.com, Inc., which was, at that time, a privately held on-line permission based e-mail marketing and consumer data information company. The Company acquired the additional equity interest pursuant to a stock swap agreement. The agreement required that 229,862 of the Company's common shares be issued in exchange for 42,372 newly issued Series B, convertible preferred shares of itarget.com, Inc. The total investment was valued at approximately $1.6 million based on the Company's share price on the date of the January 2000 closing. The Company had carried the itarget.com, Inc. investment at cost and included such investment in the non-current Long-term investment category. On March 29, 2000, itarget.com, Inc. merged with Cybergold, Inc.(Nasdaq:CGLD), with the Company receiving Cybergold, Inc. shares in exchange for its itarget.com, Inc. shares. The Company recognized a non-monetary, pre-tax, gain of approximately $566,000 on the new accounting basis of the Cybergold, Inc. shares, which is included in the Company's Other Income for the nine months ended August 31, 2000. Subsequent to the merger, the Company classified the Cybergold, Inc. shares as "available for sale securities". On April 17, 2000 MyPoints.com, Inc.(Nasdaq:MYPT) agreed to acquire Cybergold, Inc. in a tax-free stock-for-stock, fixed-share transaction. The transaction closed on August 7, 2000, whereby the Company received approximately 117,000 shares of MyPoints.com in return for its Cybergold, Inc. shares in accordance with the terms of the merger. At August 31, 2000, "other comprehensive income(loss)" includes an unrealized pre tax loss of approximately $1,087,000 relating to MyPoints.com.

During the three months ended February 29, 2000, the Company sold 240,000 shares of its investment in SkyMall, Inc.(Nasdaq:SKYM) at an average price of $9.17, yielding total proceeds to the Company of approximately $2.2 million, for a profit of approximately $941,000, which is included in the Company's Other Income, net for the nine months ended August 31, 2000. The SkyMall, Inc. shares are carried as available for sale securities which resulted in an approximate $186,000 unrealized pre-tax gain for the three month period ended August 31, 2000 and an approximate $1,080,000 unrealized pre-tax loss for the nine month period ended August 31, 2000. Both the current quarter unrealized pre-tax gain and year to date unrealized pre-tax loss are included as components of "other comprehensive income (loss)".

8. SEGMENT INFORMATION

 The Company's activities are classified into three primary operating segments:
(1) Products and Services billed to consumers by Local Exchange Carriers (LEC Billed products and services), (2) Customer Acquisition Services, marketed off-line, primarily by telemarketing, and billed directly to long distance carriers, and historically included post acquisition commissions from long distance usage (Off-line Customer Acquisition services) and (3) Internet Commerce billed directly to corporate advertisers, marketing partners and long distance carriers (E-commerce). The balance of the Company's operations are immaterial individually and in the aggregate, regarding net revenues, and are included as part of Corporate and other. This business segment delineation is consistent with the Company's management and financial reporting structure based on products and services. Summarized financial information by business segment is as follows:

SEGMENT DATA - NET REVENUE                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       ----------------------------      ----------------------------
                                                        AUGUST 31,       AUGUST 31,       AUGUST 31,       AUGUST 31,
FOR THE PERIODS:                                           2000             1999             2000             1999
                                                       ----------------------------      ----------------------------
LEC Billed products and services ................      $ 2,206,855      $ 3,722,384      $ 6,212,892      $ 9,410,332

Off-line Customer Acquisition services ..........        2,335,333        4,361,639        7,015,056       28,884,197

E-commerce ......................................        3,320,198             --          4,533,876             --

Corporate and other .............................              --              --             20,072           19,037
                                                       ----------------------------      ----------------------------
CONSOLIDATED TOTALS .............................      $ 7,862,386      $ 8,084,023      $17,781,896      $38,313,566
                                                       ============================      ============================

SEGMENT DATA - GROSS PROFIT                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       ----------------------------      ----------------------------
                                                        AUGUST 31,       AUGUST 31,       AUGUST 31,       AUGUST 31,
FOR THE PERIODS:                                           2000             1999             2000             1999
                                                       ----------------------------      ----------------------------
LEC Billed products and services ................      $ 2,025,618      $ 2,782,602      $ 5,890,196      $ 6,457,390

Off-line Customer Acquisition services ..........        1,537,345        1,737,296        6,776,540        5,152,007

E-commerce ......................................        2,046,805             --          1,360,520             --

Corporate and other .............................             --            (16,206)          20,072            2,831
                                                       ----------------------------      ----------------------------
CONSOLIDATED TOTALS .............................      $ 5,609,768      $ 4,503,692      $14,047,328      $11,612,228
                                                       ============================      ============================

SEGMENT DATA - EBITDA                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       ----------------------------      ----------------------------
                                                        AUGUST 31,       AUGUST 31,       AUGUST 31,       AUGUST 31,
FOR THE PERIODS:                                           2000             1999             2000             1999
                                                       ----------------------------      ----------------------------
LEC Billed products and services ................      $ 1,807,889      $ 2,399,726      $ 5,180,985      $ 4,899,422

Off-line Customer Acquisition services ..........        1,297,375        1,215,343        6,184,482        1,234,382

E-commerce ......................................          191,956         (109,664)      (3,182,186)        (109,664)

Corporate and other .............................       (1,435,113)        (868,592)      (2,995,298)      (2,263,841)
                                                       ----------------------------      ----------------------------
CONSOLIDATED TOTALS .............................      $ 1,862,107      $ 2,636,813      $ 5,187,983      $ 3,760,299
                                                       ============================      ============================

SEGMENT DATA - DEPRECIATION AND
AMORTIZATION                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       ----------------------------      ----------------------------
                                                        AUGUST 31,       AUGUST 31,       AUGUST 31,       AUGUST 31,
FOR THE PERIODS:                                           2000             1999             2000             1999
                                                       ----------------------------      ----------------------------
LEC Billed products and services ................      $      --        $      --        $      --        $      --

Off-line Customer Acquisition services ..........             --               --               --               --

E-commerce ......................................            7,452             --             63,114             --

Corporate and other .............................           73,717           41,081          165,490          194,990
                                                       ----------------------------      ----------------------------
CONSOLIDATED TOTALS .............................      $    81,169      $    41,081      $   228,604      $   194,990
                                                       ============================      ============================


9. LITIGATION

         (a) On or about September 5, 2000, the Company received from Qwest Communications Corporation ("Qwest") a request that the Company indemnify Qwest in connection with a litigation claim asserted against Qwest in an action entitled "Joan R. Bindner, Barbara Boone, Doug Voss, Jill A. Denholm, Sharon M. Scheff, Barb Dontje, Cindy Flynn, Joyce Evenson, Barbara J. Lyngholm, and David Groebner, class representatives for themselves and on behalf of all others similarly situated, Plaintiffs, against LCI International Telecom Corp. d/b/a Qwest Communications Service, USLD Communications, Inc., Phoenix Network, Inc. and Qwest Communications International, Inc., Defendants", filed in the First Judicial District, County of Sibley, Minnesota (the "Action"). Plaintiffs seek to bring the Action on behalf of a purported class of Minnesota persons who, between September 1998 and July 1999, switched to Qwest's long distance telephone service in response to a promotion entitled "Fly Free America." Plaintiffs are seeking an unspecified amount of damages. The complaint alleges that Qwest, through its third party telemarketing agent, violated Sections
237.661 and 325F.67 and .69 of the Minnesota Statutes in that it did not accurately inform consumers of the offering it was making, or otherwise made misrepresentations and omissions concerning the offering; and also alleges a breach of contract in that "free" airline tickets were not provided. Pursuant to a contract, a subsidiary of the Company acted as Qwest's telemarketer in Minnesota. The contract was terminated pursuant to mutual agreement of the parties thereto in May 2000. The Company has denied that it is obligated to indemnify Qwest, and, if necessary, intends to vigorously defend itself against any claims by Qwest for such indemnification. No assurance can be given, however, that the outcome of the Action will not have a materially adverse impact upon the results of operations and financial condition of the Company. See "Forward Looking Information May Prove Inaccurate".

         (b) On or about May 4, 1998, a complaint entitled "Joseph Chalverus, on behalf of himself and all others similarly situated v. Quintel Entertainment, Inc., Jeffrey L. Schwartz and Daniel Harvey" was filed in the United States District Court for the Southern District of New York; subsequently, a complaint entitled "Richard M. Woodward, on behalf of himself and all others similarly situated v. Quintel Entertainment, Inc., Jeffrey L. Schwartz and Daniel Harvey" was filed in that same court, as was a complaint entitled "Dr. Michael Title, on behalf of himself and all others similarly situated v. Jeffrey L. Schwartz, Jay Greenwald, Claudia Newman Hirsch, Andrew Stollman, Mark Gutterman, Steven L. Feder, Michael G. Miller, Daniel Harvey and Quintel Entertainment, Inc." (collectively, the "Complaints"). In addition to the Company, the defendants named in the Complaints are present and former officers and directors of the Company (the "Individual Defendants"). The plaintiffs seek to bring the actions on behalf of a purported class of all persons or entities who purchased shares of the Company's Common Stock from July 15, 1997 through October 15, 1997 and who were damaged thereby, with certain exclusions. The Complaints allege violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934, and allege that the defendants made misrepresentations and omissions concerning the Company's financial results, operations and future prospects, in particular, relating to the Company's reserves for customer chargebacks and its business relationship with AT&T. The Complaints allege that the alleged misrepresentations and omissions caused the Company's Common Stock to trade at inflated prices, thereby damaging plaintiffs and the members of the purported class. The amount of damages sought by plaintiffs and the purported class has not been specified.

         On September 18, 1998, the District Court ordered that the three actions be consolidated, appointed a group of lead plaintiffs in the consolidated actions, approved the lead plaintiffs' selection of counsel for the purported class in the consolidated actions, and directed the lead plaintiffs to file a consolidated complaint. The consolidated and amended class action complaint ("Consolidated Complaint") which has been filed asserts the same legal claims based on essentially the same factual allegations as did the Complaints. On February 19, 1999, the Company and the Individual Defendants filed a motion to dismiss the Consolidated Complaint. The District Court has denied the motion to dismiss. The Company and the Individual Defendants have answered the Consolidated Complaint, denying all liability and raising various affirmative defenses. By Order dated September 27, 2000, the District Court certified a class of plaintiffs in the consolidated actions, certified John R. Harper and John P. Sankey as class representatives, and directed that notice of certification be given to the class. The class is defined as persons or entities who purchased or acquired shares of the Company's common stock on the open market from July 15, 1997 through October 15, 1997, with certain exclusions. Discovery has commenced. The Company believes that the allegations in the Complaints are without merit, and intends to vigorously defend the consolidated actions. The Company maintains Directors, Officers and Corporate liability insurance which, the Company believes, should adequately cover damages, if any, that may arise under the Complaints. No assurance can be given, however, that the outcome of the consolidated actions will not have a materially adverse impact upon the results of operations and financial condition of the Company. See "Forward Looking Information May Prove Inaccurate".

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

OVERVIEW

Traffix, Inc., and its consolidated subsidiaries (collectively, the "Company"), is a database marketing and management enterprise that utilizes its proprietary database, as well as the databases of its affiliates, which contain in excess of 8 million permission based, on-line consumers, and an off-line database including over 49 million postal addresses. The Company changed its name from Quintel Communications, Inc. to Traffix, Inc., effective October 2, 2000, pursuant to shareholder approval received on September 12, 2000. The name change was made to better reflect the Company's business of generating and directing consumer traffic for businesses, both on-line and off-line. Traffix, Inc. is establishing itself as a cornerstone entity in the new generation of "clicks and mortar" enterprises. The Company adopted the slogan "Performance Marketing for the New Economy" to reflect its business model of pay-for-performance, such as delivering customers and/or consumer data to businesses. The Company's main focus is to create compelling content as marketing vehicles that generate revenue from its corporate advertisers and marketing affiliates who seek access to the consumers in the Company's, and its affiliates' databases. Previously, the Company had relied on conventional ("off-line") marketing channels, specifically television broadcast media, telemarketing, direct-mail, and print advertising to facilitate the marketing of its consumer based services and products. The Company will continue to market such consumer based services and products, with a significant marketing emphasis of such activities being conducted on-line via the Internet. Such conventional ("off-line") marketing efforts and their attendant current, and residual, net revenues comprised approximately 58% and 74% of the Company's net revenues for the three and nine month periods ended August 31, 2000, respectively. Such periods' net income benefited from adjustments to prior period legacy business estimates for revenue reserves and fulfillment obligation accruals. The combined effect of these adjustments served to increase net revenue and reduce cost of sales, with a combined pre-tax effect of approximately $1.8 million and $4.1 million for the three and nine-month periods ended August 31, 2000, respectively. The Company's significant expansion in its Internet ("on-line") based marketing efforts, the unproven reliability and profitability of the E-commerce marketplace and the initial operating losses incurred by the Company's E-commerce segment, should all be considered when referring to the Company's current three and nine month results, as well as its prior historical results, in evaluating the potential of Company's future operations, cash flows, and financial position.

         In the execution of the Company's expansion into the Internet, it created a portfolio of strategic marketing investments and marketing partnerships with Internet-based companies, E-commerce retailers and leading off-line product and service providers looking to expand their customer reach by way of the Internet. This portfolio of companies market, both on-line as well as off-line, a wide variety of products and services aimed at the consumer audience. In the aggregate Traffix, Inc. leverages these consumer offers and related databases to create marketing programs and revenue that form the core of the Traffix, Inc. business focus.

BASIS OF PRESENTATION

Certain amounts for the prior periods that are presented in the accompanying unaudited consolidated financial statements, and referred to in the discussions below, have been reclassified with the current period presentation.

SEGMENT INFORMATION

The Company adopted SFAS No.131, Disclosures about Segments of an Enterprise and Related Information, as of November 30, 1999. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company, but does require the Company to disclose its "management-approach-determined" segments and present comparative financial information for the three and nine-month periods ended August 31, 1999. The Company's segments operate exclusively in the United States with an immaterial portion of revenue earned in Canada during the nine months ended August 31, 1999. See "Adoption of Segmental Reporting".

RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and nine-month periods ended August 31, 2000 and August 31, 1999, respectively. It should be read in conjunction with the Company's Form 10-K as filed for the year ended November 30, 1999, the Notes thereto and other financial information included elsewhere in this report.

THREE MONTHS ENDED AUGUST 31, 2000 AND AUGUST 31, 1999

The Company's net revenues, on a segmental basis, with disclosure of the components of the individual segments, for each of the three month periods ended August 31, 2000 and August 31, 1999, are detailed in the following tables:

NET REVENUES, BY SEGMENT
                                                                                                            CHANGE-INC    CHANGE-INC
                                                                                 AUGUST 31,                    (DEC)         (DEC)
                                                                            2000            1999                $$$           %%%
FOR THE THREE MONTHS ENDED:                                           -------------------------------     -------------------------
LEC BILLED PRODUCTS AND SERVICE COMPONENTS
"900" Entertainment Service termination royalties ...............      $   932,058       $ 1,575,141       $  (643,083)       -41%
Club 900 Products ...............................................          308,061           358,261           (50,200)       -14%
Enhanced Services, principally voice mail .......................          966,736         1,751,737          (785,001)       -45%
Telephone number lists rentals ..................................             --              37,245           (37,245)      -100%
                                                                      -------------------------------     -------------------------
TOTAL LEC BILLED PRODUCTS AND SERVICES ..........................      $ 2,206,855       $ 3,722,384        (1,515,529)       -41%
                                                                      -------------------------------     -------------------------

OFF-LINE CUSTOMER ACQUISITION SERVICE COMPONENTS
Talk.com Long Distance customer acquisitions ....................      $ 2,204,667       $      --         $ 2,204,667        100%
Qwest Long distance customer acquisitions .......................          130,215         1,838,533        (1,708,318)       -93%
Qwest Long distance usage commissions ...........................             --           2,523,106        (2,523,106)      -100%
CellStar Dish customer acquisitions .............................              451              --                 451        100%
                                                                      -------------------------------     -------------------------
TOTAL OFF-LINE CUSTOMER ACQUISITION SERVICES ....................      $ 2,335,333       $ 4,361,639        (2,026,306)       -46%
                                                                      -------------------------------     -------------------------

E-COMMERCE
Talk.com Long Distance customer acquisitions ....................      $ 1,469,778       $      --         $ 1,469,778        100%
QTEL Network-e-mails and co-reg's ...............................            4,004              --               4,004        100%
GroupLotto-co-reg, lottery and e-mail ...........................        1,675,008              --           1,675,008        100%
GroupLotto- barter on e-mail database ...........................             --                --                --           --
Traffix E-mail, Inc. ............................................          171,408              --             171,408        100%
                                                                      -------------------------------     -------------------------
TOTAL E-COMMERCE ................................................      $ 3,320,198       $      --         $ 3,320,198        100%
                                                                      -------------------------------     -------------------------
CORPORATE AND OTHER COMPONENTS
Miscellaneous products, list revenue and other ..................      $      --         $      --                --          100%
                                                                      -------------------------------     -------------------------
                              CONSOLIDATED TOTALS ...............      $ 7,862,386       $ 8,084,023       $  (221,637)        -3%
                                                                      ===============================     =========================

Net Revenue for the three months ended August 31, 2000 decreased $221,637, or 3%, when compared to the three months ended August 31, 1999. The primary component of the decrease in net revenues, or approximately $2 million (46%), was attributable to the Company's Off-line Customer Acquisition services segment. See "Transactions with Major Customer and Continuing Economic Dependence" following the "Liquidity and Capital Resources" section for a detailed discussion of this decrease. The second factor contributing to the net revenue decrease was a reduction in the Company's revenues generated by its LEC Billed products and service segment, specifically attributable to reductions in Enhanced Services and "900" Entertainment termination royalties, whose combined decrease amounted to approximately $1.4 million. The decreases in the LEC
Billed products and services segment revenues were partially offset by current quarter adjustments of chargeback estimates from prior fiscal periods, these adjustments amounted to approximately $825,000 in the three months ended August 31, 2000. For further discussion of prior year events effecting current year LEC segment net revenues, see "Prior Year Transactions Impacting Current and Future Fiscal Periods" and "Service Bureaus and Local Exchange Carriers" following the "Liquidity and Capital Resources" section.

The Off-line Customer Acquisition segment and LEC Billed product and service segment net revenue decrease was further offset by an increase of approximately $3,320,000 in net revenues from the Company's E-commerce segment during the three months ended August 31, 2000. The significant E-Commerce segment revenue components, since the third quarter of the fiscal year ended November 30, 1999, were: (A) the Company's majority owned subsidiary, GroupLotto.com, an on-line free lottery website that commenced operations in late November 1999 and (B) the Company's incentivized website, that is currently used to acquire residential long distance customers on-line for a major long distance carrier, and which is also adaptable to present other on-line offers, for which the Company is actively pursuing such opportunities. GroupLotto.com, the Company's majority owned subsidiary, earns the majority of its revenues from on-line traffic referrals to other web based properties and corporate advertisers (co-registration and click through revenue), by the transmission of e-mail advertisements to the Company's registered users and through the use of its e-mail database. The Company's incentivized website presents marketing opportunities, currently residential long distance customer acquisition services, whereby the Company earns a bounty for the delivery of a qualified customer to its respective marketing partner and/or affiliate.

Historically, the Company's reported net revenues have been the product of gross revenues generated within each reporting period less the estimated provision for chargebacks (refunds and allowances) for the related reporting period. Such chargebacks were recorded as a direct reduction from gross revenues. Revenues generated from royalties and long distance customer acquisition commissions are not subject to provision for consumer chargebacks. Revenues from the Company's E-commerce activities are recorded net of an allowance for uncollectible amounts, which provides for collection adjustments to gross billings for data qualification issues. Data qualification issues are contractually determined and consist of undeliverable e-mail address adjustments, pre-existing registrant adjustments and other factors.

The Company's gross revenues, on a segmental basis, for the three months ended August 31, 2000 and August 31, 1999, are presented below:

GROSS REVENUES - BY SEGMENT
                                                                      AUGUST 31,                 CHANGE-INC(DEC)    CHANGE-INC(DEC)
FOR THE THREE MONTHS ENDED:                                    2000               1999                 $$$                %%%
                                                           -------------------------------         -------------------------------
LEC Billed products and services .................         $ 1,578,802         $ 4,038,223         $(2,459,421)          -61%
Off-line Customer Acquisition services ...........           2,335,333           4,361,639          (2,026,306)          -46%
E-commerce .......................................           5,139,632                --             5,139,632           100%
Corporate and other ..............................                --                  --                  --               0%
                                                           -------------------------------         -------------------------------
TOTAL ............................................         $ 9,053,767         $ 8,399,862         $   653,905             8%
                                                           ===============================         ===============================

The factors listed in the net revenue section describing the reasons for the changes in net revenues for the three months ended August 31, 2000, as compared to the three months ended August 31, 1999, are also directly applicable to gross revenues.

The provisions for chargebacks and allowances, where applicable, for the Company's four segments are presented below, for the three months ended August 31, 2000 and August 31, 1999:

CHARGEBACKS AND ALLOWANCES - BY SEGMENT
                                                                      AUGUST 31,                 CHANGE-INC(DEC)    CHANGE-INC(DEC)
FOR THE THREE MONTHS ENDED:                                    2000               1999                 $$$                %%%
                                                           -------------------------------         -------------------------------
LEC Billed products and services ................          $  (628,053)        $   315,839         $  (943,892)         -299%
Off-line Customer Acquisition services ..........                 --                  --                  --               0%
E-commerce ......................................            1,819,434                --             1,819,434          -100%
Corporate and other .............................                 --                  --                  --               0%
                                                           ------------------------------         -------------------------------
TOTAL ...........................................          $ 1,191,381         $   315,839         $   875,542           277%
                                                           ===============================         ===============================

The increase in the provision for chargebacks and allowances is directly related to the increase in the Company's gross revenues, specifically the E-Commerce segment gross revenues. Within the E-Commerce segment, the Company invoices its corporate advertisers and advertising affiliates prior to those clients reporting back to the Company, regarding reductions for contractually agreed upon rejectable data. This contractually agreed upon rejectable data can result from registrants delivered to an advertiser who (the delivered registrant) are pre-existing in the advertiser's database prior to our delivering the registrant information. Also, undeliverable ("bounce-back") e-mail addresses are rejectable. The Company provides for an allowance for gross revenues billed in excess of that which is deemed collectible, based on specific advertiser collection experience, when available, or an average based on available collection experience applied to new advertiser relationships. Actual chargebacks incurred for services and programs that are no longer being marketed, specifically LEC Billed Segment Chargebacks, are charged against the previously established reserves, with any adjustment being reflected currently. Certain of the previously offered services have reached their contractual settlement phase and, accordingly, chargeback reserves determined to be no longer necessary, approximately $825,000, has been credited to income during the three months ended August 31, 2000. Such chargeback adjustments serve to partially see offset the increased allowances attributable to the E-Commerce segment. See "Transactions with Major Customer and Continuing Economic Dependence" and "Prior Year Transactions Impacting Current and Future Fiscal Periods" following the "Liquidity and Capital Resources" section.

The Company's cost of revenues during the three months ended August 31, 2000 and August 31, 1999 were comprised of (1) direct and indirect marketing costs associated with the procurement and retention of customers, including direct response advertising costs, marketing partner profit-participation costs, promotional costs and premium fulfillment costs, and (2) the related billing, collection and customer service costs. During the three months ended August 31, 1999, the Company's cost of revenues were offset by net revenue generated from certain premium offerings made in conjunction with the Company's marketing of other products and services. All residual revenues from such premium offerings have been reflected in the Company's other income section for the three months ended August 31, 2000 pursuant to the termination of long distance customer acquisition marketing at November 30, 1999. For the three months ended August 31, 2000, such revenues included as a component of other income, net was approximately $311,000.

The Company's cost of revenues for the three months ended August 31, 2000 and August 31, 1999 are presented below:

SEGMENT DATA - COST OF SALES                                                                            CHANGE-INC        CHANGE-INC
                                                                          AUGUST 31,                        DEC               DEC
FOR THE THREE MONTHS ENDED:                                        2000               1999                  $$$               %%%
                                                              --------------------------------          --------------------------
LEC Billed products and services ...................          $   181,237          $   939,782          $  (758,545)          -81%

Off-line Customer Acquisition services .............              797,988            2,624,343           (1,826,355)          -70%

E-commerce .........................................            1,273,393                 --              1,273,393           100%

Corporate and other ................................                 --                 16,206              (16,206)         -100%
                                                              --------------------------------          --------------------------
TOTAL ..............................................          $ 2,252,618          $ 3,580,331          $(1,327,713)          -37%
                                                              ================================          ==========================


CONSOLIDATED COST OF SALES, BY COMPONENT                                                                CHANGE-INC        CHANGE-INC
                                                                          AUGUST 31,                        DEC               DEC
FOR THE THREE MONTHS ENDED:                                        2000               1999                  $$$               %%%
                                                              --------------------------------          --------------------------
Advertising, promotion and fulfillment costs ..............   $ 2,012,336        $ 2,713,437            $  (701,101)          -26%

Service Bureau fees, including customer service
          and psychic operators ...........................       240,282          1,409,959             (1,169,677)          -83%

"900" Pay-per-call Premium
          net revenue ....................................            --            (543,065)               543,065          -100%
                                                              --------------------------------          --------------------------
TOTAL .....................................................   $ 2,252,618        $ 3,580,331            $(1,327,713)          -37%
                                                              ================================          ==========================

The decrease in cost of revenues is directly attributable to the significant decrease in service bureaus fees during the three months ended August 31, 2000, when compared to the three months ended August 31, 1999. Such service bureau fees decreased by approximately $1.2 million, or 83%. The primary factor contributing to this decrease in service bureau fees relates to the decrease in the Company's LEC Segment products and services billed during the three months ended August 31, 2000, when compared to the three months ended August 31, 1999. These LEC Billed Product revenues decreased approximately 75% when comparing the third quarter of fiscal 2000 against fiscal 1999's third quarter. The billing of these LEC products generated (a) bill delivery costs, (b) post billing and collection management costs and, (c) data maintenance costs, with the majority of those costs being invoiced as a percentage of the related revenue billed. During the three months ended August 31, 2000 the Company's Advertising, promotion and fulfillment costs decreased by approximately $185,000, or 7% when compared to the three months ended August 31, 1999. The factors contributing to this reduction were attributable to decreases in marketing costs incurred in the three months ended August 31, 2000, associated with the termination of the marketing of the residential long distance customer acquisition activities with Qwest. This termination was effective November 30, 1999 therefore the three months ended August 31, 2000 did not include cost of revenues regarding this arrangement due to its November 1999 termination; this agreement was active during the three months ended August 31, 1999 and caused the Company to incur all of the attendant costs of revenue, such as outbound telemarketing, direct mail, television broadcast media, fulfillment costs and customer service. See "Transactions with Major Customers and Continued Economic Dependence". The advertising, promotion and fulfillment decreases associated with the Qwest agreement termination were offset by increases in similar costs incurred in the three months ended August 31, 2000 associated with the customer acquisition costs in obtaining registered users for its websites and the costs associated with acquiring long distance customers, both on-line and off-line, for the Company's new customer acquisition agreement entered into with Talk.com. in April 2000. During the three months ended August 31, 2000, the cost of revenue was also reduced for adjustments made which affected prior period fulfillment liability obligation estimates. The total amount of these adjustments amounted to approximately $890,000, and served to reduce cost of revenues.

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

The Company's SG&A expenses for the three months ended August 31, 2000 and August 31, 1999 are presented on a segmental basis, below:

CONSOLIDATED -- SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                                                                   CHANGE-INC             CHANGE-INC
                                                                     AUGUST 31,                        DEC                    DEC
FOR THE THREE MONTHS ENDED:                                   2000               1999                  $$$                    %%%
                                                         --------------------------------        -----------------------------------
LEC Billed products and services ...............         $   217,729         $   382,876         $  (165,147)                -43%
Customer Acquisition services ..................             239,970             521,953            (281,983)                -54%
E-commerce .....................................           1,862,301             109,664           1,752,637                1598%
Corporate and other ............................           1,508,831             893,467             615,364                  69%
                                                         --------------------------------        -----------------------------------
CONSOLIDATED TOTALS ............................         $ 3,828,831         $ 1,907,960         $ 1,920,871                 101%
                                                         ================================        ===================================

The increase in SG&A expense during the three months ended August 31, 2000, compared to the three months ended August 31, 1999, is primarily attributable to the Company's expansion of its operations into the Internet and On-line market place. During the three months ended August 31, 2000 the Company expended approximately $765,000 on website development, improvement and peripheral consulting fees. The Company also expended approximately $543,000 on contingent prize based insurance to cover the probability of winners on its free on-line lottery website. These two items, included in the Company's three months ended August 31, 2000 SG&A expense, amounted to approximately $1.3 million, or 68% of the $1.9 million total increase in SG&A over the three months ended August 31, 1999. Additionally, the increase in SG&A expense was attributable to increased personnel costs (and all associated costs of insurance, payroll taxes and overhead utilization) necessary to support the Company's expansion into the Internet, as well as addition staff required to support the Company's growing Off-line activities.

The Company's other income, net for the three months ended August 31, 2000 consists of approximately $670,000 of interest and dividend income earned on the Company's marketable securities and approximately $310,000 of other income related to payments received by the Company from residual premium offering based revenues previously associated with the Company's customer acquisition services. The above referenced items that are included in other income, net were offset by impairment write-downs of long-term investments of approximately $322,000.

The Company's effective income tax rate is a result of the combination of federal income taxes at statutory rates, and state taxes. The combined effective rate was approximately 40% for the three-month periods ended August 31, 2000 and August 31, 1999.

NINE MONTHS ENDED AUGUST 31, 2000 AND AUGUST 31, 1999

The Company's net revenues, on a segmental basis, with disclosure of the components of individual segments, for each of the nine month periods ended August 31, 2000 and August 31, 1999, are detailed in the following tables:

SEGMENT DATA - NET REVENUES, BY SEGMENT COMPONENT

                                                                                                   CHANGE-INC             CHANGE-INC
                                                                         AUGUST 31,                    DEC                    DEC
FOR THE NINE MONTHS ENDED:                                        2000               1999              $$$                    %%%
                                                             --------------------------------    -----------------------------------
LEC BILLED PRODUCTS AND SERVICE COMPONENTS

"900" Entertainment Service termination royalties .........     $  2,420,254     $  1,976,545     $    443,709                22%
Club 900 Products .........................................          202,327        2,486,899       (2,284,572)              -92%
Enhanced Services, principally voice mail .................        3,524,788        4,851,699       (1,326,911)              -27%
Telephone number list rentals .............................           65,523           95,189          (29,666)              -31%
                                                               ------------------------------    -----------------------------------
TOTAL LEC BILLED PRODUCTS AND SERVICES ....................     $  6,212,892     $  9,410,332     $ (3,197,440)              -34%
                                                               ------------------------------    -----------------------------------

OFF-LINE CUSTOMER ACQUISITION SERVICE COMPONENTS

Talk.com Long distance customer acquisitions ..............     $  2,204,667     $       --       $  2,204,667               100%
Qwest Long distance customer acquisitions .................          418,448       21,233,659     $(20,815,211)              -98%
Qwest Long distance usage commissions .....................        4,387,149        7,650,538       (3,263,389)              -43%
CellStar Dish customer acquisitions .......................            4,792             --              4,792               100%
                                                               ------------------------------    -----------------------------------
TOTAL OFF-LINE CUSTOMER ACQUISITION SERVICES ..............     $  7,015,056     $ 28,884,197     $(21,869,141)              -76%
                                                               ------------------------------    -----------------------------------

E-COMMERCE

Talk.com Long distance customer acquisitions ..............     $  1,469,778     $       --       $  1,469,778               100%
QTEL Network-e-mails and co-reg's .........................          111,157             --       $    111,157               100%
GroupLotto-co-reg, lottery and e-mail .....................        2,421,533             --          2,421,533               100%
GroupLotto- barter on e-mail database .....................          360,000             --            360,000               100%
Traffix E-mail, Inc. ......................................          171,408             --            171,408               100%
                                                               ------------------------------    -----------------------------------
TOTAL E-COMMERCE ..........................................     $  4,533,876     $       --       $  4,533,876               100%
                                                               ------------------------------    -----------------------------------
CORPORATE AND OTHER COMPONENTS
Miscellaneous products, list revenue and other ............     $     20,072     $     19,037     $      1,035               100%
                                                               ------------------------------    -----------------------------------
                             CONSOLIDATED TOTALS ..........     $ 17,781,896     $ 38,313,566     $(20,531,670)              -54%
                                                               ==============================    ===================================

Net revenues for the nine months ended August 31, 2000 decreased $20,531,670, or 54%, when compared to the nine months ended August 31, 1999. The primary component of the decrease in net revenues, or approximately $21.9 million
(76%), was attributable to the Company's Off-line Customer Acquisition services segment. See "Transactions with Major Customer and Continuation of Economic Dependence" following the "Liquidity and Capital Resources" section for a detailed discussion of this decrease. The second factor contributing to net revenue decrease was a reduction in the Company's revenues generated by its LEC Billed product and service segment, specifically attributable to reductions in Enhanced Services and Club 900 Product net revenues, the combined decrease of which amounted to approximately $3.6 million, or 17% of the total decrease when compared with the prior year's comparable period. The decreases in the LEC Billed products and services segment revenues were partially offset by adjustments of chargeback estimates from prior fiscal periods. These adjustments amounted to approximately $2,230,000 in the nine months ended August 31, 2000. For further discussion of prior year events affecting current year LEC segment net revenues, see "Prior Year Transactions Impacting Current and Future Fiscal Periods" and "Service Bureaus and Local Exchange Carriers" following the "Liquidity and Capital Resources" section.

The Off-line Customer Acquisition segment and LEC Billed product and service segment net revenue decrease were further offset by an increase of approximately $3,320,000 in net revenues from the Company's E-commerce segment during the nine months ended August 31, 2000. The significant E-Commerce segment revenue components, since the third quarter of the fiscal year ended November 30, 1999, were: (A) the Company's majority owned subsidiary, GroupLotto.com, an on-line free lottery website that commenced operations in late November 1999 and (B)the Company's incentivized website, that is currently used to acquire residential long distance customers on-line for a major long distance carrier, and which is also adaptable to present other on-line offers, for which the Company is actively pursuing such opportunities. GroupLotto.com, the Company's majority owned subsidiary, earns the majority of its revenues from on-line traffic referrals to other web based properties and corporate advertisers, by the transmission of e-mail advertisements to the Company's registered users and through the use of its e-mail database. The Company's incentivized website presents marketing opportunities, currently residential long distance customer acquisition services, whereby the Company earns a bounty for the delivery of a qualified customer to its respective marketing partner and/or affiliate. Based on the fact that the Company commenced its Internet initiative, and E-Commerce segment,

Historically, the Company's reported net revenues have been a product of the gross revenues generated within each reporting period less the estimated provision for chargebacks (refunds and allowances) for the related reporting period, such chargebacks were recorded as a direct reduction from gross revenue. Revenues generated from royalties and long distance customer acquisition commissions are not subject to provision for consumer chargebacks. Revenues from the Company's E-commerce activities are recorded net of an allowance for uncollectible amounts, which provides for collection adjustments to gross billings for data qualification issues. Data qualification issues are contractually determined and consist of undeliverable e-mail addresses adjustments, pre-existing registrant adjustments and other. The Company's gross revenues, on a segmental basis, for the nine months ended August 31, 2000 and August 31, 1999, are presented below:

GROSS REVENUES - BY SEGMENT
                                                              AUGUST 31,                    CHANGE-INC(DEC)    CHANGE-INC(DEC)
FOR THE NINE MONTHS ENDED:                            2000                 1999                   $$$               %%%
                                                 ----------------------------------         ----------------------------------
LEC Billed products and services ......          $  4,803,312          $ 19,126,020          $(14,322,708)          -75%

Off-line Customer Acquisition services              7,015,056            28,884,197           (21,869,141)          -76%

E-commerce ............................             6,643,834                  --               6,643,834           100%

Corporate and other ...................                20,072                18,624                 1,448             1%
                                                 ----------------------------------         ----------------------------------
TOTAL .................................          $ 18,482,274          $ 48,028,841          $(29,546,567)          -62%
                                                 ==================================         ==================================

The factors listed in the net revenue section describing the reasons for the changes in net revenues for the nine months ended August 31, 2000, as compared to the nine months ended August 31, 1999, are also directly applicable to gross revenues.

The provisions for chargebacks, where applicable, for the Company's four segments are presented below, for the nine months ended August 31, 2000 and August 31, 1999:

CHARGEBACKS AND ALLOWANCES - BY SEGMENT
                                                              AUGUST 31,                    CHANGE-INC(DEC)    CHANGE-INC(DEC)
FOR THE NINE MONTHS ENDED:                            2000                 1999                   $$$               %%%
                                                 ----------------------------------         ----------------------------------
LEC Billed products and services .....           $(1,409,580)          $  9,715,688           $(11,125,268)          -115%

Off-line Customer Acquisition services                  --                     --                     --                0%

E-commerce ...........................             2,109,958                   --                2,109,958              0%

Corporate and other ..................                  --                     (413)                   413           -100%
                                                 ----------------------------------         ----------------------------------
TOTAL ................................           $   700,378           $  9,715,275           $ (9,014,897)           -93%
                                                 ==================================         ==================================

The decrease in the provision for chargebacks is directly related to the decrease in the Company's gross revenues, specifically the LEC Billed products and services segment revenues from enhanced services and the Club 900 product. These products and services were subject to chargeback allowances, and with the Company's transition away from these revenue streams, the corresponding effect was a decrease in chargeback allowances in absolute dollars. Actual chargebacks incurred for services and programs that are no longer being marketed are charged against the previously established reserves, with any adjustment being reflected currently. Certain of the previously offered services have reached their contractual settlement phase and, accordingly, chargeback reserves determined to be no longer necessary, approximately $2.23 million, have been credited to income during the nine months ended August 31, 2000. The decrease in this provision for chargebacks and allowances is partially offset by the E-Commerce segment generated allowances incurred during the nine months ended August 31, 2000. Within the E-Commerce segment, the Company invoices its corporate advertisers and advertising affiliates prior to those clients reporting back to the Company, regarding reductions for contractually determined rejectable data. This contractually determined rejected data can result from registrants delivered to an advertiser who (the delivered registrant) are pre-existing in the advertiser's database prior to our delivering the registrant information. Also, undeliverable ("bounce-back") e-mail addresses are rejectable. The Company provides for an allowance for gross revenues billed in excess of that which is deemed collectible, based on specific advertiser collection experience, when available, or an average based on available collection experience applied to new advertiser relationships.

The Company's cost of revenues during the nine months ended August 31, 2000 and August 31, 1999 were comprised of (1) direct and indirect marketing costs associated with the procurement and retention of customers, including direct response advertising costs, marketing partner profit-participation costs, promotional costs and premium fulfillment costs, and (2) the related billing, collection and customer service costs. During the nine months ended August 31, 1999, the Company's cost of revenues were offset by net revenue generated from certain premium offerings made in conjunction with the Company's marketing of other products and services. All residual revenues from such premium offerings have been reflected in the Company's other income section for the nine months ended August 31, 2000 pursuant to the termination of long distance customer acquisition marketing at November 30, 1999. For the nine months ended August 31, 2000, such revenues included as a component of other income, net was approximately $917,000.

The Company's cost of revenues for the nine months ended August 31, 2000 and August 31, 1999 are presented below:

SEGMENT DATA - COST OF SALES                                                                            CHANGE-INC     CHANGE-INC
                                                                           AUGUST 31,                       DEC            DEC
FOR THE NINE MONTHS ENDED:                                           2000              1999                 $$$            %%%
                                                               --------------------------------        ----------------------------
LEC Billed products and services ........................       $    322,696       $  2,952,942        $ (2,630,246)       -89%

Off-line Customer Acquisition services ..................            238,516         23,732,190         (23,493,674)       -99%

E-commerce ..............................................          3,173,356               --             3,173,356        100%

Corporate and other .....................................               --               16,206             (16,206)      -100%
                                                               --------------------------------        ----------------------------
TOTAL ...................................................       $  3,734,568       $ 26,701,338        $(22,966,770)       -86%
                                                               --------------------------------        ----------------------------


CONSOLIDATED COST OF SALES, BY COMPONENT                                                                CHANGE-INC     CHANGE-INC
                                                                           AUGUST 31,                       DEC            DEC
FOR THE NINE MONTHS ENDED:                                           2000              1999                 $$$            %%%
                                                               --------------------------------        ----------------------------
Advertising, promotion and fulfillment costs ............       $  3,219,365       $ 28,189,535        $(24,970,170)       -89%

Service Bureau fees, including customer service
          and psychic operators .........................            515,203          7,552,148          (7,036,945)       -93%

"900" Pay-per-call Premium
          net revenue ...................................               --           (9,040,345)          9,040,345       -100%
                                                               --------------------------------        ----------------------------
TOTAL ...................................................       $  3,734,568       $ 26,701,338        $(22,966,770)       -86%
                                                               --------------------------------        ----------------------------

The decrease in cost of revenues is directly attributable to the Company's significantly reduced marketing efforts and related expenditures during the nine months ended August 31, 2000, when compared to the nine months ended August 31, 1999. The primary factor contributing to this reduction was attributable to decreases in marketing costs incurred in the nine months ended August 31, 2000, associated with the termination of the marketing of the residential long distance customer acquisition activities with Qwest. This termination was effective November 30, 1999. Therefore the nine months ended August 31, 2000 did not include cost of revenues regarding this arrangement; this agreement was active during the nine months ended August 31, 1999 and caused the Company to incur all of the attendant costs of revenue, such as outbound telemarketing, direct mail, television broadcast media, fulfillment costs and customer service. See "Transactions with Major Customers and Continued Economic Dependence". The advertising, promotion and fulfillment decreases associated with the Qwest agreement termination were partially offset by increases in similar costs incurred in the nine months ended August 31, 2000 associated with the customer acquisition costs in obtaining registered users for its websites and the costs associated with acquiring long distance customers, both on-line and off-line, for the Company's new customer acquisition agreement entered into with Talk.com. in April 2000. The decrease in cost of revenues is also attributable to the significant decrease in service bureaus fees during the nine months ended August 31, 2000, when compared to the nine months ended August 31, 1999. Such service bureau fees decreased by approximately $7 million, or 93%. The primary factor contributing to this decrease in service bureau fees relates to the decrease in the Company's LEC Segment products and services billed during the nine months ended August 31, 2000, when compared to the nine months ended August 31, 1999. These LEC Billed Product gross revenues decreased approximately 75% when comparing the first nine months of fiscal 2000 against the first nine months of fiscal 1999. The billing of these LEC products generated (a) bill delivery costs, (b) post billing and collection management costs and, (c) data maintenance costs, with the majority of those costs being invoiced as a percentage of the related gross revenue billed. During the nine months ended August 31, 2000, the cost of revenue was also reduced for adjustments made which affected prior period fulfillment liability obligation estimates. The total amount of these adjustments amounted to approximately $1,540,000, and served to reduce cost of revenues. Decreases in the cost of revenues were also attributable to the cessation of the Company's active marketing of its "900" pay per call services as a premium to potential and acquired long distance customers and the cessation of the marketing of the Club 900 product. See "Prior Year Transactions Impacting the Current and Future Fiscal Periods." The advertising, promotion and fulfillment costs decreased by approximately $25 million (including the reduction of reserves for fulfillment costs of $1,540,000 relating to expired fulfillment obligations), or 89%, when compared with the prior year's nine month period. Service bureau fees decreased by approximately $7 million, or 93%, when compared to the nine months ended August 31, 1999.

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

The Company's SG&A expenses for the nine months ended August 31, 2000 and August 31, 1999 are presented on a segmental basis, below:

CONSOLIDATED - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                                                                                CHANGE-INC         CHANGE-INC
                                                                 AUGUST 31,                        DEC                DEC
FOR THE NINE MONTHS ENDED:                               2000                1999                  $$$                %%%
                                                    --------------------------------          -------------------------------
LEC Billed products and services .........          $   709,211          $ 1,557,968          $  (848,757)           -54%

Off-line Customer Acquisition services ...              592,058            3,917,625           (3,325,567)           -85%

E-commerce ...............................            4,605,820              109,664            4,496,156             100%

Corporate and other ......................            3,180,861            2,461,662              719,199              29%
                                                    --------------------------------          -------------------------------
CONSOLIDATED TOTALS ......................          $ 9,087,949          $ 8,046,919          $ 1,041,030              13%
                                                    --------------------------------          -------------------------------


The increase in SG&A expense in the nine months ended August 31, 2000, compared to the nine months ended August 31, 1999, is primarily attributable to the Company's expansion of its operations into the Internet and on-line market place. During the nine months ended August 31, 2000 the Company expended approximately $2.4 million on website development, improvement and peripheral consulting fees. The Company also expended approximately $724,000 on contingent prize based insurance to cover the probability of winners on its free on-line lottery website. These increases were partially offset by reductions in personnel utilized in maintaining the Company's legacy businesses, principally during the first six months of the fiscal year ending November 30, 2000. The legacy business personnel cost reductions were partially offset by increases in human resources and development costs associated with the Company's E-commerce segment and Internet initiative. Additional reductions in SG&A are attributable to the terms of an agreement entered into by the Company in the third quarter of the fiscal year ended November 30, 1999, pursuant to which the Company (i) eliminated its media buying operation, which included a staff of approximately twenty-one employees, (ii) was released from a continuing rent expense obligation under an assignment of a lease for the office space occupied by such media department, and (iii) disposed of all the media operation's property and equipment. The costs associated with these items were a component of total SG&A expenses for the nine months ended August 31,1999, and amounted to approximately $1,212,000. See "Prior Year Transactions Impacting Current and Future Fiscal Periods."

     The Company's other income, net for the nine months ended August 31, 2000 consists of interest and dividend income earned on the Company's marketable securities of approximately $1,830,000, approximately $917,000 of other income related to payments received by the Company from residual premium offering based revenues previously associated with the Company's customer acquisition services, approximately $135,000 in proceeds from the sale of the Company's telecommunication license assets, a non-monetary gain on a cost basis investment exchange of approximately $566,000 and net realized capital gains of approximately $902,000. The above referenced items that are included in other income, net were offset by impairment write-downs of long-term investments of approximately $1,440,000 and capitalized software costs of approximately $241,000.

The Company's effective income tax rate is a result of the combination of federal income taxes at statutory rates, and state taxes. The combined effective rate was approximately 40% for the nine-month periods ended August 31, 2000 and August 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2000, the Company had cash and cash equivalents of approximately $4.1 million, reflecting a decrease of approximately $3.8 million, when compared to the $7.9 million in cash and cash equivalents held at November 30, 1999.

During the nine months ended August 31, 2000, net cash used in operating activities was approximately $338,000. The significant components resulting in this use of cash were from: (i) increases in accounts receivable, primarily attributable to net revenues generated by the Company under a new long distance customer acquisition agreement signed in April 2000, that commenced operations in June 2000, (ii) payments of corporate income taxes, and (iii) payments on trade payables, with such uses offset by increases in net amounts due to related parties.

During the nine months ended August 31, 2000 approximately $3.1 million of net cash was used in investing activities, with (a) an approximate net $2.9 million used for investment in short term, high-grade commercial paper, with the Company's commercial paper position increasing to approximately $34 million as at August 31, 2000, when compared to approximately $28.5 million at November 30, 1999, (b) approximately $1.1 million used for strategic long term investments which are carried at cost and (c) approximately $180,000 used for capital expenditures, offset by proceeds of approximately $4.8 million from the sale of marketable securities ($2.2 million) and the maturity of U.S. Treasury bill investments ($2.6 million).

Cash provided by financing and investing activities during the nine months ended August 31, 2000 amounted to $321,735, all of which was provided by the exercise of the Company's employee and director held stock options.

Historically, the Company's primary cash requirements have been to fund the cost of advertising and promotion. Additional funds have been used in the purchasing of equipment and services in connection with the commencement of new business lines and further development of businesses being test marketed. During the fiscal year ended November 30, 1999, the Company began the process of expanding its operations to allow for on-line direct marketing of consumer services and products, within the Internet industry. The Company's future plans and business strategy call for its Internet based E-commerce segment to be its primary operating focus, and a significant source of all future revenues. This Internet initiative may have a significant impact on the Company's capital and liquidity resources relating to the E-commerce segment's possible expenditures for (i) marketing and advertising campaigns, (ii) the cost of additional personnel required to occupy executive, operational and administrative positions, (iii) product development costs, (iv) technology based costs, and (v) other miscellaneous costs. The Company's Internet initiative, and its underlying business plan and strategy, has caused the Company to apply its attention to its Internet activities, as well as the marketing of its legacy off-line customer acquisition activities. Accordingly, these services will no longer contribute to the same extent to the Company's cash flows in subsequent fiscal periods compared with their generated cash flows from prior periods. This Company wide redefinition should be considered when using the Company's historical results in evaluating future operations, cash flows and financial position.

Under currently proposed operating plans and assumptions (including the substantial costs potentially attributable to the Company's Internet initiative), management believes that projected cash flows from operations and available cash resources will be sufficient to satisfy the Company's anticipated cash requirements for at least the next twelve months. Currently, the Company does not have any long-term obligations and does not intend to incur any long-term obligations in the near future. As the Company seeks to extend its reach into the E-commerce arena, as well as identify new and other consumer and non-consumer services and products, both on-line and off-line, the Company may use existing cash reserves, long-term financing or other means to finance such diversification. See "Forward Looking Information May Prove Inaccurate".

ADOPTION OF SEGMENTAL REPORTING

The Company adopted SFAS No.131, Disclosures about Segments of an Enterprise and Related Information, effective November 30, 1999. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company, but did require the Company to disclose its "management" approach determined segments. The Company's segments operate exclusively in the United States with an immaterial portion of revenue earned in Canada during the nine months ended August 31, 1999.

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

Revenue from the Company's LEC Billed product and service segment's voice mail and club product components have historically been recognized, net of an estimated provision for customer chargebacks (which include refunds and credits), as customers automatically renewed their monthly subscriptions. In regard to the Company's LEC billed product and service segment's telephone entertainment services component, which consisted principally of the 900 pay-per-call activities, up to and including May 31, 1998, the Company recognized revenues from the telephone entertainment services at the time the customer initiated a billable transaction, net of an estimated provision for customer chargebacks. Subsequent to May 31, 1998 through November 30, 1999 these 900 pay-per-call revenues were offered as a premium to the Company's acquired long distance customers. For periods ending after November 30, 1999, such revenues are included in other income and amounted to approximately $310,000 and $917,000 for the three and nine months ended August 31, 2000, respectively.

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

Revenues from the Company's E-commerce segment for the nine months ended August 31, 2000 amounted to $4,533,876. Revenues from such segment are expected to comprise a significant portion of the Company's future period revenues. E-commerce revenues are recognized upon the completion of the performance of all of the Company's obligations to the corporate advertiser, marketing partner or consumer, dependent upon the type of revenue transaction. These obligations include the delivery of the database information of qualified registrants, "click throughs" and/or e-mail message transmission. Simultaneous with this recognition of revenue the Company records all related obligations associated with the net revenues recognized. These obligations include costs payable to other on-line advertisers for registered user acquisitions, message delivery costs, insurance coverage and all other variable direct costs associated with completing the Company's obligations relative to the revenue transaction. Such revenue recognition is also subject to provisions based on the probability of collection.

TRANSACTION WITH MAJOR CUSTOMER AND CONTINUATION OF ECONOMIC DEPENDENCE

During the nine months ended August 31, 2000 and the nine months ended August 31, 1999, revenues from the Company's Off-line Customer Acquisition service segment were earned primarily from the Residential Distributor Program Agreement with Qwest. Such revenues accounted for approximately $4.8 million, or 27% of the Company's total revenue during the nine months ended August 31, 2000, and $28.9 million, or 75% of the Company's total revenue during the nine months ended August 31, 1999. During November 1999, Qwest informed the Company that the customers being acquired for it by the Company were not remaining Qwest customers long enough to justify the acquisition costs Qwest was required to pay the Company, and, accordingly, the Company should no longer solicit customers on Qwest's behalf. Therefore, the Company terminated its marketing efforts regarding the Qwest customer acquisition program in November 1999. This termination of the Qwest program marketing is the primary factor for the period over period decreases in the Company's Customer Acquisition services segment revenue for the three and nine month periods ended August 31, 2000. During the three months ended May 31, 2000, the Company executed a Settlement, Termination and Release Agreement with Qwest regarding the Residential Acquisition Program Agreement. This Agreement formally terminated the continuing customer usage payments required to be made by Qwest to the Company in consideration for a one-time settlement payment of approximately $3.5 million. The settlement was segregated into two components, (a) an approximate $2.9 million lump-sum payment, which the Company received on June 12, 2000, and (b) $800,000 placed in escrow, with such escrowed funds to be disbursed to the Company (net of any claims arising out of activity that occurred prior to the termination of the Company's relationship with Qwest), in installments not to exceed $200,000, on July 1, 2000, October 1, 2000 and January 1, 2001, with any remaining balance being disbursed on April 1, 2001. The first $200,000 installment due July 1, 2000 was received by the Company on July 7, 2000. See Part II, Item 1. "Legal Proceedings" for a discussion of a recent claim that impacts the installments noted above.

During April 2000 the Company negotiated a customer acquisition agreement with another long distance carrier. Under the provisions of the agreement the Company generated approximately $3.7 million in net revenue during the three months ended August 31, 2000, or 47% of total net revenues for such three month period, and approximately 21% of net revenues for the nine months ended August 31, 2000. Accounts receivable from such carrier was approximately $3,398,000 at August 31, 2000 with no comparable balance at November 30, 1999.

PRIOR YEAR TRANSACTIONS IMPACTING CURRENT AND FUTURE FISCAL PERIODS

In June 1999, the Company entered into a series of agreements (collectively, the "Transaction Agreements") pursuant to which the Company ceased offering its telephone entertainment services. Included in the Transaction Agreements is the Agreement Regarding 900 Pay-Per-Call Psychic Services (the "900 Agreement"), dated as of May 26, 1999, by and between the Company and Access Resource Services, Inc. ("ARS"), pursuant to which the Company agreed to refrain until January 17, 2001 from conducting, marketing, advertising or promoting certain "stand alone" 900 Pay-Per-Call Psychic Services described in the 900 Agreement (the "900 Psychic Services") directly or indirectly through any affiliate. In addition, the Company agreed to cease the conduct of the media buying operation which it conducted under the name "Quintel Media" and ARS agreed to assume responsibility for the "Quintel Media" employees and for the lease of the premises used by "Quintel Media" in Fort Lauderdale, Florida, and to acquire the computer equipment and other furniture, fixtures and leasehold improvements used by "Quintel Media" at such premises. In consideration for the Company's acceptance of the terms of the 900 Agreement, ARS and any of its affiliates offering 900 Pay-Per-Call Psychic Services and/or membership club services, agreed to pay to the Company certain "900" entertainment service termination royalty fees relative to such service offerings. ARS is required to pay such royalty fees from and after the consummation of the transactions contemplated by the Transaction Agreements, and until January 17, 2001. For the nine months ended August 31, 2000, such royalties amounted to approximately $2,420,000, or 14% of the Company's net revenues.

SERVICE BUREAUS AND LOCAL EXCHANGE CARRIERS

In November 1998, three LECs (Local Exchange Carriers), Ameritech Corp., Bell Atlantic Corp. and SBC Communications, Inc., refused to bill customers for enhanced services provided by the Company. This was a result of what the LECs claimed was excessive complaints by customers for "cramming" (unauthorized charges billed to a customer's phone bill) against the Company and its affiliates. As a result of such LEC imposed billing cessation, in November 1998, the primary billing service provider for the Company's enhanced services, Billing Information Concepts Corporation ("BIC"), terminated its arrangement with the Company for providing billing for the Company's enhanced services. BIC continued to service all data relating to post-billing adjustments to records billed prior to BIC's self-imposed billing cessation. In December 1998, the Company entered into an agreement with Federal Transtel, Inc. ("Transtel") whereby Transtel provided the billing services previously provided by BIC. The remaining LECs did not alter their billing practices for the Company's services and the Company continued to offer its enhanced services in those areas through Transtel from December 28, 1998 to present. During the nine months ended August 31, 1999, the Company billed approximately $11.2 million in gross enhanced services as compared to approximately $2,317,000 in the nine months ended August 31, 2000. The enhanced services that continue to be billed are from the residual customers that remain from marketing efforts undertaken prior to the November 1998 LEC billing cessation.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         (a) On or about September 5, 2000, the Company received from Qwest Communications Corporation ("Qwest") a request that the Company indemnify Qwest in connection with a litigation claim asserted against Qwest in an action entitled "Joan R. Bindner, Barbara Boone, Doug Voss, Jill A. Denholm, Sharon M. Scheff, Barb Dontje, Cindy Flynn, Joyce Evenson, Barbara J. Lyngholm, and David Groebner, class representatives for themselves and on behalf of all others similarly situated, Plaintiffs, against LCI International Telecom Corp. d/b/a Qwest Communications Service, USLD Communications, Inc., Phoenix Network, Inc. and Qwest Communications International, Inc., Defendants", filed in the First Judicial District, County of Sibley, Minnesota (the "Action"). Plaintiffs seek to bring the Action on behalf of a purported class of Minnesota persons who, between September 1998 and July 1999, switched to Qwest's long distance telephone service in response to a promotion entitled "Fly Free America." Plaintiffs are seeking an unspecified amount of damages. The complaint alleges that Qwest, through its third party telemarketing agent, violated Sections
237.661 and 325F.67 and .69 of the Minnesota Statutes in that it did not accurately inform consumers of the offering it was making, or otherwise made misrepresentations and omissions concerning the offering; and also alleges a breach of contract in that "free" airline tickets were not provided. Pursuant to a contract, a subsidiary of the Company acted as Qwest's telemarketer in Minnesota. The contract was terminated pursuant to mutual agreement of the parties thereto in May 2000. The Company has denied that it is obligated to indemnify Qwest, and, if necessary, intends to vigorously defend itself against any claims by Qwest for such indemnification. No assurance can be given, however, that the outcome of the Action will not have a materially adverse impact upon the results of operations and financial condition of the Company. See "Forward Looking Information May Prove Inaccurate".

         (b) On or about May 4, 1998, a complaint entitled "Joseph Chalverus, on behalf of himself and all others similarly situated v. Quintel Entertainment, Inc., Jeffrey L. Schwartz and Daniel Harvey" was filed in the United States District Court for the Southern District of New York; subsequently, a complaint entitled "Richard M. Woodward, on behalf of himself and all others similarly situated v. Quintel Entertainment, Inc., Jeffrey L. Schwartz and Daniel Harvey" was filed in that same court, as was a complaint entitled "Dr. Michael Title, on behalf of himself and all others similarly situated v. Jeffrey L. Schwartz, Jay Greenwald, Claudia Newman Hirsch, Andrew Stollman, Mark Gutterman, Steven L. Feder, Michael G. Miller, Daniel Harvey and Quintel Entertainment, Inc." (collectively, the "Complaints"). In addition to the Company, the defendants named in the Complaints are present and former officers and directors of the Company (the "Individual Defendants"). The plaintiffs seek to bring the actions on behalf of a purported class of all persons or entities who purchased shares of the Company's Common Stock from July 15, 1997 through October 15, 1997 and who were damaged thereby, with certain exclusions. The Complaints allege violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934, and allege that the defendants made misrepresentations and omissions concerning the Company's financial results, operations and future prospects, in particular, relating to the Company's reserves for customer chargebacks and its business relationship with AT&T. The Complaints allege that the alleged misrepresentations and omissions caused the Company's Common Stock to trade at inflated prices, thereby damaging plaintiffs and the members of the purported class. The amount of damages sought by plaintiffs and the purported class has not been specified.

         On September 18, 1998, the District Court ordered that the three actions be consolidated, appointed a group of lead plaintiffs in the consolidated actions, approved the lead plaintiffs' selection of counsel for the purported class in the consolidated actions, and directed the lead plaintiffs to file a consolidated complaint. The consolidated and amended class action complaint ("Consolidated Complaint") which has been filed asserts the same legal claims based on essentially the same factual allegations as did the Complaints. On February 19, 1999, the Company and the Individual Defendants filed a motion to dismiss the Consolidated Complaint. The District Court has denied the motion to dismiss. The Company and the Individual Defendants have answered the Consolidated Complaint, denying all liability and raising various affirmative defenses. By Order dated September 27, 2000, the District Court certified a class of plaintiffs in the consolidated actions, certified John R. Harper and John P. Sankey as class representatives, and directed that notice of certification be given to the class. The class is defined as persons or entities who purchased or acquired shares of the Company's common stock on the open market from July 15, 1997 through October 15, 1997, with certain exclusions. Discovery has commenced. The Company believes that the allegations in the Complaints are without merit, and intends to vigorously defend the consolidated actions. The Company maintains Directors, Officers and Corporate liability insurance which, the Company believes, should adequately cover damages, if any, that may arise under the Complaints. No assurance can be given, however, that the outcome of the consolidated actions will not have a materially adverse impact upon the results of operations and financial condition of the Company. See "Forward Looking Information May Prove Inaccurate".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         A Proxy Statement was mailed on or about August 16, 2000 to shareholders of record of the Company as of July 27, 2000 in connection with the Company's 2000 Annual Meeting of Shareholders, which was held on September 12, 2000 at the Company's executive offices, One Blue Hill Plaza, Pearl River, New York. At the Meeting, the shareholders voted on four matters and all of such matters were approved.

         The first matter was the election of the members of the Board of Directors. The six directors elected and the tabulation of the votes (both in person and by proxy) were as follows:

         Nominees for Directors        For                 Against      Withheld
         ----------------------        ---                 -------      --------
         Jeffrey L. Schwartz           12,042,585          504,195      0
         Jay Greenwald                 12,042,585          504,195      0
         Andrew Stollman               12,042,585          504,195      0
         Murray L. Skala               12,042,585          504,195      0
         Edwin Levy                    12,042,585          504,195      0
         Lawrence Burstein             12,042,585          504,195      0

         There were 2,462,475 broker held non-voted shares represented at the Meeting with respect to this matter.

         The second matter upon which the shareholders voted was the proposal to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as independent certified public accountants for the Company for 2000. The tabulation of the votes (both in person and by proxy) was as follows:

                       For         Against     Abstentions
                       ---         -------     -----------
                     12,523,464    17,241        6,075

         There were 2,462,475 broker held non-voted shares represented at the Meeting with respect to this matter.

         The third matter upon which the shareholders voted was the proposal to ratify and approve the Company's Third Amended and Restated 1996 Stock Option Plan (the "Third Amended Plan"), amending the Company's Second Amended and Restated 1996 Stock Option Plan by increasing the maximum number of shares of the Company's Common Stock for which stock options may be granted under the Third Amended Plan from 2,850,000 to 4,850,000 shares. The tabulation of the votes (both in person and by proxy) was as follows:

                       For         Against     Abstentions
                       ---         -------     -----------
                    7,582,249      749,159        6,710

         There were 2,462,475 broker held non-voted shares represented at the Meeting with respect to this matter.

         The fourth matter upon which the shareholders voted was the proposal to amend the Company's Certificate of Incorporation, changing the name of the Company from Quintel Communications, Inc. to such name as the Company's management recommended at the Meeting for shareholder approval, namely, "Traffix Inc." The tabulation of the votes (both in person and by proxy) was as follows:

                       For         Against     Abstentions
                       ---         -------     -----------
                   12,435,370      104,324        7,086

         There were 2,462,475 broker held non-voted shares represented at the Meeting with respect to this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS.

EXHIBIT
NUMBER
-------
3.1.1    Articles of Incorporation of the Company, as amended (1)

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

(B)      REPORTS ON FORM 8-K.

         The Company did not file any reports on Form 8-K during the third quarter of the fiscal year ending November 30, 2000.

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



                                                       TRAFFIX, INC.


                                                   By:/s/ Jeffrey L. Schwartz
                                                   --------------------------
                                                   Jeffrey L. Schwartz
Date:    October 16, 2000                          Chairman and CEO




                                                   By:/s/ Daniel Harvey
                                                   --------------------------
                                                    Daniel Harvey
                                                    Chief Financial Officer
Date:    October 16, 2000                          (Principal Financial Officer)