Form 10-K
period 2000-11-30
TRAFFIX INC
filed 2001-03-05
CIK 1000297

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

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-27046

                                 TRAFFIX, INC.
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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (845) 620-1212

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                            ------------------------

     The number of shares outstanding of the Registrant's common stock is 15,716,398 (as of 2/23/01). The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $26,840,354 (as of 2/23/01, based upon a closing price of the Company's Common Stock on the Nasdaq National Market on such date of $2.25.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 TRAFFIX, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000

                               ITEMS IN FORM 10-K

                                                                         PAGE
                                                                         ----
PART I
  Item 1.  Business....................................................    2
  Item 2.  Properties..................................................    5
  Item 3.  Legal Proceedings...........................................    6
  Item 4.  Submission of Matters to a Vote of Security Holders.........  N/A
PART II
  Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................    7
  Item 6.  Selected Financial Data.....................................    8
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    8
  Item
     7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................  N/A
  Item 8.  Financial Statements and Supplementary Data.................   25
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  N/A
PART III
  Item
     10.   Directors and Executive Officers of the Registrant..........   26
  Item
     11.   Executive Compensation......................................   29
  Item
     12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   31
  Item
     13.   Certain Relationships and Related Transactions..............   32
PART IV
  Item
     14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   33
SIGNATURES.............................................................   35

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

ITEM 1.  BUSINESS

  OVERVIEW

     During the fiscal year ended November 30, 2000 ("Fiscal 2000"), Traffix, Inc., formerly known as Quintel Communications, Inc. (the "Company"), implemented its strategy of migrating and expanding its direct marketing activities to the Internet. This included the launching of the website, www.GroupLotto.com, which was listed during Fiscal 2000 as being one of the 50 most visited websites on the Internet, and the increase in its E-commerce segment revenue from $7,634 during the fiscal year ended November 30, 1999 to $9,980,283 during Fiscal 2000. The Company also continued to generate residual revenue during Fiscal 2000 from its two historical income sources: Off-line Customer Acquisitions and LEC Billed products and services.

     Historically, the Company had been engaged primarily in the direct marketing of various telecommunications products and services. Prior to 1999, the Company offered telephone entertainment services and enhanced telephone services. It has also provided customer acquisition products and services to long distance and wireless carriers. The Company utilized conventional off-line marketing channels including television, telemarketing, direct mail and print advertising. Its revenues were generated primarily through fees paid for customer acquisitions and ongoing commissions earned under revenue sharing arrangements with carriers.

     During the fiscal year ended November 30, 1999, the Company began the process of migrating and expanding its direct marketing business activities to the Internet. Its database marketing strategy remained the same but the recipients changed from only postal addresses and telephone numbers to primarily Internet e-mail addresses.

     One of the Company's first initiatives in implementing its on-line marketing strategy was the December 1999 launch of the free lottery website, www.GroupLotto.com, by a majority owned subsidiary of the Company, where a registered player has a chance to win prizes of up to $10 million. In exchange for playing the lottery, the player agrees to receive the Company's marketing promotions. The lottery is insured and monitored by independent parties. Through the GroupLotto website, the Company has collected e-mail and postal addresses from consumers who have given permission (opted-in) to receive promotional e-mail messages from the Company and third party promotional affiliates.

     Today, Traffix, Inc. is a database marketing and management company that utilizes the GroupLotto website and its databases, which contain in excess of 10 million permission based, on-line consumers, and in excess of 49 million off-line postal addresses, to generate revenue form direct marketing related activities. The Company changed its name from Quintel Communications, Inc. to Traffix, Inc., effective October 2, 2000, to better reflect the Company's business of generating and directing consumer traffic for businesses, both on-line and off-line.

     The Company generates revenue from three main sources. First, it generates revenue when consumers register for and play the free on-line lottery at the GroupLotto website. The Company is paid by its advertiser clients when players elect to view the advertisements for, or otherwise enroll with, such advertisers. Second, the Company has and continues to accumulate a large list of consumer data, such as e-mail addresses, postal addresses and telephone numbers, from individuals who have granted the Company permission to market to them on-line. The Company then sends offers and promotions to these individuals on behalf of its marketing clients. The Company also sends certain of these offers and promotions to the databases of third party marketing affiliates on a revenue share or fixed price basis. The Company gets paid for sales or leads generated for these offers (cost-per-acquisition or "cpa"), and also on a traditional cost-per-thousand ("cpm") of e-mails sent basis. Third, the Company rents (for one time usage) its databases, and sells copies of specific segments of its databases, to third parties for direct marketing on-line, via telemarketing or through regular mail. These activities represent the bulk of the Company's revenue generating activities from operations as of the date hereof.

  E-COMMERCE SEGMENT

     During Fiscal 2000, the Company generated 38.2% of its revenues from its E-commerce based activities. During the fiscal year ended November 30, 1999 ("Fiscal 1999"), the Company had E-commerce segment revenue of $7,634 which increased during Fiscal 2000 to $9,980,283. The Company believes this increase was primarily the result of the launch of the free on-line lottery website, www.Grouplotto.com, by a majority owned subsidiary of the Company.

     Players of the free lottery game can win a variety of prizes, including up to $10 million. The lottery is insured by independent third parties so that the Company does not have to pay for the top prizes from its own cash resources. The insurer charges the Company a premium per player. In less than one year, this site had become one of the 50 most visited websites on the Internet. The Company believes this has allowed it to expand its proprietary and affiliate database to over 10 million permission-based, on-line consumers. The Company uses this extensive database and the website to generate revenues in several ways.

     - The delivery of "on-line traffic" to corporate advertisers' and marketing partners' websites ("click through" revenue);

     - The delivery of qualified registrants to corporate advertisers and marketing partners;

     - The sale of products and services on behalf of third parties through targeted, permission-based, opt-in e-mail marketing messages to the Company's on-line database, and to the databases of the Company's marketing affiliates; and

     - The sale of a copy of, or rental of, all or portions of the Company's extensive consumer database to third-party marketers.

  OFF-LINE CUSTOMER ACQUISITION SEGMENT

     In addition to the Company's database of over 10 million on-line consumers (which includes certain "off-line" information such as home addresses and telephone numbers), the Company also has an off-line database of over 49 million postal addresses and telephone numbers from which the Company seeks to generate revenue, principally through marketing of products and services on behalf of third-party affiliates and through the sale or rental of certain extracted consumer information to third-party marketers.

     During Fiscal 2000, the Company generated its Off-Line Customer Acquisition revenue exclusively from long distance customer acquisition agreements with two long distance providers, Qwest Communications and Talk.com.

     The Company provided marketing services to the long distance carrier LCI International Telecom Corp., d/b/a Qwest Communications Services ("Qwest"), primarily through outbound telemarketing and broadcast media, directed at the acquisition of residential long distance customers for Qwest. In addition to commissions paid to the Company for its successful customer acquisitions on behalf of Qwest, the Company also received a portion of Qwest's net revenues earned from such acquired customers' residential long distance usage. This marketing arrangement with Qwest was terminated in Fiscal 2000, and the Company does not expect to receive any further revenue from Qwest.

     The Company entered into a series of agreements with Talk.com Holding Corp. ("Talk") during Fiscal 2000, pursuant to which the Company provided marketing services to Talk directed at the acquisition of residential long distance customers for Talk. Such agreements obligated Talk to pay the Company fees for its successful customer acquisitions on behalf of Talk. In October 2000, Talk terminated its agreements with the Company and, accordingly, the Company no longer realizes any continuing revenues therefrom. The Company has commenced legal proceedings to contest what it believes to be Talk's wrongful termination of its agreements with the Company. See "Legal Proceedings."

     For the fiscal years ended November 30, 2000, 1999 and 1998, the income generated under the Off-line Customer Acquisition Segment collectively accounted for approximately 34.3%, 71.6% and 32%, respectively, of the Company's net revenues. The Company presently has no material Off-line Customer Acquisition agreements in effect.

  LEC BILLED PRODUCTS AND SERVICES SEGMENT

     Enhanced Telephone Services

     During Fiscal 2000, the Company continued to service the subscribers of its various enhanced telephone services ("enhanced services"), principally voice-mail services. The Company currently does not market these services, but continues to bill a decreasing residual membership base of approximately 10,800 customers, with the average bill approximating $11.50 per month. For the fiscal years ended November 30, 2000, 1999 and 1998, these services collectively accounted for approximately 14%, 18% and 24%, respectively, of the Company's net revenues. The Company expects a decrease in enhanced services revenues in future fiscal periods and a corresponding respective decrease to its percentage of total revenues as the residual customer base continues to decrease.

     Access Resource Service Agreements

     In June 1999, the Company entered into a series of agreements (collectively, the "Transaction Agreements") pursuant to which the Company ceased offering its telephone entertainment services. Included in the Transaction Agreements is the Agreement Regarding 900 Pay-Per-Call Psychic Services (the "900 Agreement"), dated as of May 26, 1999, by and between the Company and Access Resource Services, Inc. ("ARS"), pursuant to which the Company agreed to refrain until January 17, 2001 from conducting, marketing, advertising or promoting certain "stand alone" 900 Pay-Per-Call Psychic Services described in the 900 Agreement (the "900 Psychic Services") directly or indirectly through any affiliate. In addition, the Company agreed to cease the conduct of the media buying operation which it conducted under the name "Quintel Media" and ARS agreed to assume responsibility for the "Quintel Media" employees and for the lease of the premises used by "Quintel Media" in Fort Lauderdale, Florida, and to acquire the computer equipment and other furniture, fixtures and leasehold improvements used by "Quintel Media" at such premises. In consideration for the Company's acceptance of the terms of the 900 Agreement, ARS and any of its affiliates offering 900 Pay-Per-Call Psychic Services and/or membership club services, agreed to pay to the Company certain royalty fees relative to such service offerings. ARS was required to pay such royalty fees from and after the consummation of the transactions contemplated by the Transaction Agreements, and until January 17, 2001. For the fiscal year ended November 30, 2000, these royalties amounted to approximately $3,400,000, or 13% of the Company's net revenues. Other than these royalty fees, the Company will not be receiving any revenue in any future fiscal years from these telephone entertainment services.

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

  INSURANCE

     The Company may be subject to substantial liability as a result of claims made by consumers arising out of services provided by the Company's servicing contractors and their employees. The Company maintains a general liability insurance policy that is subject to a per occurrence limit of $1,000,000 with a $2,000,000 aggregate limit and an umbrella policy covering an additional $10,000,000 of liability. In addition, the Company has errors and omissions insurance with a limit of $5,000,000. The Company also maintains Directors and Officers liability insurance policies providing aggregate coverage of $12,000,000 for legal costs and claims. Such insurance may not be sufficient to cover all potential claims and additional insurance may not be available in the future at reasonable costs.

  GOVERNMENT REGULATION

     The Pennsylvania Attorney General's Office has requested the Company to enter into an Assurance of Voluntary Compliance Agreement to resolve allegations concerning certain of the Company's sales practices. The Attorney General alleges that the Company's Fly Free telemarketing program, as well as certain pay-per call services, did not adequately disclose to the consumer the terms of the offer being made. The Agreement would offer refunds to consumers submitting written complaints within a 90 day window. The Agreement also provides for a payment to the State in an amount yet to be determined. The Agreement is still under negotiation.

  EMPLOYEES

     The Company currently employs 29 full-time employees, including four executive officers, and two part-time employees. The Company believes that its relations with its employees are satisfactory. None of the Company's employees are represented by a union.

  SEGMENT INFORMATION

     Segment information is set forth in Note 13 to the Consolidated Financial Statements referred to in the "Financial Statements and Supplementary Data" section hereof and incorporated herein by reference.

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

  Class Action Lawsuit

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

     On September 18, 1998, the District Court ordered that the three actions be consolidated, appointed a group of lead plaintiffs in the consolidated actions, approved the lead plaintiff's, selection of counsel for the purported class in the consolidated actions, and directed the lead plaintiffs to file a consolidated complaint. The consolidated and amended class action complaint ("Consolidated Complaint") which has been filed asserts the same legal claims based on essentially the same factual allegations as did the Complaints. On February 19, 1999, the Company and the Individual Defendants filed a motion to dismiss the Consolidated Complaint. The District Court denied the motion to dismiss. The Company and the Individual Defendants have answered the Consolidated Complaint, denying all liability and raising various affirmative defenses. By order dated September 27, 2000, the District Court certified a class of plaintiffs in the consolidated actions, certified John R. Harper and John P. Sankey as class representatives, and directed that notice of certification be given to the class. The class is defined as persons or entities who purchased or acquired shares of the Company's common stock on the open market from July 15, 1997 through October 15, 1997, with certain exclusions. Discovery has commenced. The Company believes that the allegations in the Complaints are without merit, and intends to vigorously defend the consolidated actions. The Company maintains Directors, Officers and Corporate Liability Insurance, which the Company believes, should adequately cover damages, if any, that may arise under the Complaints. No assurance can be given, however, that the outcome of the consolidated actions will not have a materially adverse impact upon the results of operations and financial condition of the Company. See "Forward Looking Information May Prove Inaccurate".

  Talk.com

     On or about October 25, 2000, the Company instituted proceedings before the American Arbitration Association against Talk.com Holding Corp. ("Talk") (Case No. 13Y 180 01000 00), seeking money damages to be determined during the proceedings, but believed to amount to at least $7 million, and other relief. The relief sought arises from Talk's October 2000 termination of a series of agreements entered into between the Company and Talk between April and September, 2000 (the "Talk Agreements"), pursuant to which the Company provided marketing services to Talk directed at the acquisition of residential long distance customers for Talk. The Talk Agreements obligated Talk to pay the Company fees for successful customer acquisitions on Talk's behalf. On November 21, 2000, Talk filed an Answering Statement and Counterclaim, whereby Talk (i) denied the Company was entitled to the relief sought by virtue of what Talk claimed was its rightful termination of the Talk Agreements; (ii) sought an order that it rightfully terminated the Talk Agreements and that it is not obligated to pay any further fees or other monetary damages to the Company;

(iii) sought damages in an undetermined amount for expenses and losses Talk alleges to have incurred and alleges will incur in the future as a result of what it claims were the Company's breaches of the Talk Agreements; and (iv) sought an order providing that the Company indemnify Talk for claims arising out of what Talk alleges are the Company's breaches of the Talk Agreements. Discovery has commenced and hearings have been scheduled for May and June, 2001.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  Market Information.

     Since October 2, 2000, the date upon which the Company changed its name from Quintel Communications, Inc. to Traffix, Inc., the Company's Common Stock has traded on the Nasdaq National Market System under the symbol "TRFX". Prior thereto, such Common Stock traded under the symbol "QTEL". The following table sets forth the high and low sales prices of the Common Stock as reported by NASDAQ for each full quarterly period within the two most recent fiscal years.

                                                                HIGH        LOW
                                                              --------    --------
Fiscal Year Ended November 30, 2000
  First Quarter.............................................  $12.00      $      4.1875
  Second Quarter............................................    8.9375           2.00
  Third Quarter.............................................    4.5625           2.2812
  Fourth Quarter............................................    6.25             2.00

Fiscal Year Ended November 30, 1999
  First Quarter.............................................    2.875            1.0625
  Second Quarter............................................    2.75             0.78125
  Third Quarter.............................................    1.875            1.1875
  Fourth Quarter............................................    8.625            1.50

  Security Holders.

     To the best knowledge of the Company, at February 23, 2001, there were 48 record holders of the Company's Common Stock. The Company believes there are numerous beneficial owners of the Company's Common Stock whose shares are held in "street name."

  Dividends.

     Except for S corporation distributions made to the Company's stockholders prior to December 5, 1995 (the effective date of the initial public offering of the Company's Common Stock), the Company has not paid, and has no current plans to pay, dividends on its Common Stock. The Company currently intends to retain all earnings for use in its business.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected historical financial data of the Company for each of the years in the five year period ended November 30, 2000. The financial data set forth should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company.

STATEMENT OF OPERATIONS DATA:

                                                                 YEAR ENDED NOVEMBER 30,
                                          ---------------------------------------------------------------------
                                             2000          1999           1998           1997          1996
                                          -----------   -----------   ------------   ------------   -----------
Net revenue.............................  $26,093,960   $42,839,840   $ 94,690,251   $191,374,936   $86,666,768
Costs of sales..........................    9,470,275    26,952,097     80,037,115    149,821,363    64,661,256
Gross profit............................   16,623,685    15,887,743     14,653,136     41,553,573    22,005,512
Selling, general and administrative
  expenses..............................   11,149,392    10,881,156     34,049,435     18,880,769    10,159,226
                                          -----------   -----------   ------------   ------------   -----------
Income (loss) from operations...........    5,474,293     5,006,587    (19,396,299)    22,672,804    11,846,286
Interest expense........................     (286,655)      (70,701)      (186,218)       (80,763)     (473,289)
Other income, net.......................    3,442,938     1,446,494      2,212,435      1,841,356       760,413
Equity in earnings of joint venture.....      (11,952)                                                4,939,653
                                          -----------   -----------   ------------   ------------   -----------
Income (loss) before provision for
  income taxes (benefit)................    8,618,624     6,382,380    (17,370,082)    24,433,397    17,073,063
Provision for income taxes..............    3,471,754     2,458,520       (417,464)    10,069,616     4,898,633
                                          -----------   -----------   ------------   ------------   -----------
Net income (loss).......................  $ 5,146,870   $ 3,923,860   $(16,952,618)  $ 14,363,781   $12,174,430
                                          ===========   ===========   ============   ============   ===========
Basic net income (loss) per share.......  $       .35   $       .26   $      (1.00)  $        .77   $       .76
                                          ===========   ===========   ============   ============   ===========
Diluted net income (loss) per share.....  $       .33   $       .26   $      (1.00)  $        .76   $       .76
                                          ===========   ===========   ============   ============   ===========
Common Shares outstanding
  Basic.................................   14,792,734    15,119,610     17,034,531     18,560,064    16,145,445
  Diluted...............................   15,494,663    15,241,662     17,034,531     18,878,790    16,124,743

BALANCE SHEET DATA:

                                                                 YEAR ENDED NOVEMBER 30,
                                          ---------------------------------------------------------------------
                                             2000          1999           1998           1997          1996
                                          -----------   -----------   ------------   ------------   -----------
Working capital.........................  $40,178,773   $36,789,213   $ 34,138,388   $ 43,674,688   $25,423,442
Total assets............................   52,804,059    57,277,279     64,413,144    115,998,776    79,029,547
Total liabilities.......................   11,475,499    17,391,001     27,731,000     52,292,478    31,294,614
Stockholders' equity....................   41,328,560    39,886,278     36,682,144     63,706,297    47,734,933

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     During the fiscal year ended November 30, 2000 ("Fiscal 2000"), Traffix, Inc., formerly known as Quintel Communications, Inc. (the "Company"), implemented its strategy of migrating and expanding its direct marketing activities to the Internet. This included the launching of the website, www.GroupLotto.com, which was listed during Fiscal 2000 as being one of the 50 most visited websites on the Internet, and the increase in its E-commerce segment revenue from $7,634 during the fiscal year ended November 30, 1999 to $9,980,283 during Fiscal 2000. The Company also continued to generate residual revenue during Fiscal 2000 from its two historical income sources: Off-line Customer Acquisitions and LEC Billed products and services.

     Historically, the Company had been engaged primarily in the direct marketing of various telecommunications products and services. Prior to 1999, the Company offered telephone entertainment services and enhanced telephone services. It has also provided customer acquisition products and services to long distance and wireless carriers. The Company utilized conventional off-line marketing channels including television, telemarketing, direct mail and print advertising. Its revenues were generated primarily through fees paid for customer acquisitions and ongoing commissions earned under revenue sharing arrangements with carriers.

     During the fiscal year ended November 30, 1999, the Company began the process of migrating and expanding its direct marketing business activities to the Internet. Its database marketing strategy remained the same but the recipients changed from only postal addresses and telephone numbers to primarily Internet e-mail addresses.

     One of the Company's first initiatives in implementing its on-line marketing strategy was the December 1999 launch of the free lottery website, www.GroupLotto.com, by a majority owned subsidiary of the Company, where a registered player has a chance to win prizes of up to $10 million. In exchange for playing the lottery, the player agrees to receive the Company's marketing promotions. The lottery is insured and monitored by independent parties. Through the GroupLotto website, the Company has collected e-mail and postal addresses from consumers who have given permission (opted-in) to receive promotional e-mail messages from the Company and third party promotional affiliates.

     Today, Traffix, Inc. is a database marketing and management company that utilizes the GroupLotto website and its databases, which contain in excess of 10 million permission based, on-line consumers, and in excess of 49 million off-line postal addresses, to generate revenue form direct marketing related activities. The Company changed its name from Quintel Communications, Inc. to Traffix, Inc., effective October 2, 2000, to better reflect the Company's business of generating and directing consumer traffic for businesses, both on-line and off-line.

     The Company generates revenue from three main sources. First, it generates revenue when consumers register for and play the free on-line lottery at the GroupLotto website. The Company is paid by its advertiser clients when players elect to view the advertisements for, or otherwise enroll with, such advertisers. Second, the Company has and continues to accumulate a large list of consumer data, such as e-mail addresses, postal addresses and telephone numbers, from individuals who have granted the Company permission to market to them on-line. The Company then sends offers and promotions to these individuals on behalf of its marketing clients. The Company also sends certain of these offers and promotions to the databases of third party marketing affiliates on a revenue share or fixed price basis. The Company gets paid for sales or leads generated for these offers (cost-per-acquisition or "cpa"), and also on a traditional cost-per-thousand ("cpm") of e-mails sent basis. Third, the Company rents (for one time usage) its databases, and sells copies of specific segments of its databases, to third parties for direct marketing on-line, via telemarketing or through regular mail. These activities represent the bulk of the Company's revenue generating activities from operations as of the date hereof.

SEGMENT INFORMATION

     The Company's reportable operating segments are aligned into three fundamental areas: (1) Internet Commerce billed directly to the Company's marketing partners and corporate customers, as well as consumers (E-commerce),
(2) off-line customer acquisition services billed directly to long distance carriers, wireless carriers and other service providing businesses (Off-line Customer Acquisition) and (3) Products and Services billed to consumers by Local Exchange Carriers (LEC Billed products and services). The balance of the Company's operations are immaterial, both individually and in the aggregate, and are included as part of Corporate and other. This business segment delineation is consistent with the Company's management and financial reporting structure based on products and services. The Company evaluates performance based on many factors, with each segment's (a) net revenues, (b) cost of sales and (c) selling, general and administrative expenses disclosed below. The organization shares a common workforce and office headquarters, which precludes an itemized allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate and other.

     The Company's segments operate exclusively in the United States with an immaterial portion of revenue earned in Canada during the fiscal years ended November 30, 1999 and 1998.

  E-COMMERCE SEGMENT

     During Fiscal 2000, the Company generated 38.2% of its revenues from its E-commerce based activities. During the fiscal year ended November 30, 1999 ("Fiscal 1999"), the Company had E-commerce segment revenue of $7,634 which increased during Fiscal 2000 to $9,980,283. The Company believes this increase was primarily the result of the launch of the free on-line lottery website, www.Grouplotto.com, by a majority owned subsidiary of the Company.

     Players of the free lottery game can win a variety of prizes, including up to $10 million. The lottery is insured by independent third parties so that the Company does not have to pay for the top prizes from its own cash resources. The insurer charges the Company a premium per player. In less than one year, this site had become one of the 50 most visited websites on the Internet. The Company believes this has allowed it to expand its proprietary and affiliate database to over 10 million permission-based, on-line consumers. The Company uses this extensive database and the website to generate revenues in several ways.

     - The delivery of "on-line traffic" to corporate advertisers' and marketing partners' websites ("click through" revenue);

     - The delivery of qualified registrants to corporate advertisers and marketing partners;

     - The sale of products and services on behalf of third parties through targeted, permission-based, opt-in e-mail marketing messages to the Company's on-line database, and to the databases of the Company's marketing affiliates; and

     - The sale of a copy of, or rental of, all or portions of the Company's extensive consumer database to third-party marketers.

  OFF-LINE CUSTOMER ACQUISITION SEGMENT

     In addition to the Company's database of over 10 million on-line consumers (which includes certain "off-line" information such as home addresses and telephone numbers), the Company also has an off-line database of over 49 million postal addresses and telephone numbers from which the Company seeks to generate revenue, principally through marketing of products and services on behalf of third-party affiliates and through the sale or rental of certain extracted consumer information to third-party marketers.

     During Fiscal 2000, the Company generated its Off-Line Customer Acquisition revenue exclusively from long distance customer acquisition agreements with two long distance providers, Qwest Communications and Talk.com.

     The Company provided marketing services to the long distance carrier LCI International Telecom Corp., d/b/a Qwest Communications Services ("Qwest"), primarily through outbound telemarketing and broadcast media, directed at the acquisition of residential long distance customers for Qwest. In addition to commissions paid to the Company for its successful customer acquisitions on behalf of Qwest, the Company also received a portion of Qwest's net revenues earned from such acquired customers' residential long distance usage. This marketing arrangement with Qwest was terminated in Fiscal 2000, and the Company does not expect to receive any further revenue from Qwest.

     The Company entered into a series of agreements with Talk.com Holding Corp. ("Talk") during Fiscal 2000, pursuant to which the Company provided marketing services to Talk directed at the acquisition of residential long distance customers for Talk. Such agreements obligated Talk to pay the Company fees for its successful customer acquisitions on behalf of Talk. In October 2000, Talk terminated its agreements with the Company and, accordingly, the Company no longer realizes any continuing revenues therefrom. The Company has commenced legal proceedings to contest what it believes to be Talk's wrongful termination of its agreements with the Company. See "Legal Proceedings."

     For the fiscal years ended November 30, 2000, 1999 and 1998, the income generated under the Off-line Customer Acquisition Segment collectively accounted for approximately 34.3%, 71.6% and 32%, respectively, of the Company's net revenues. The Company presently has no material Off-line Customer Acquisition agreements in effect.

  LEC BILLED PRODUCTS AND SERVICES SEGMENT

     Enhanced Telephone Services

     During Fiscal 2000, the Company continued to service the subscribers of its various enhanced telephone services ("enhanced services"), principally voice-mail services. The Company currently does not market these services, but continues to bill a decreasing residual membership base of approximately 10,800 customers, with the average bill approximating $11.50 per month. For the fiscal years ended November 30, 2000, 1999 and 1998, these services collectively accounted for approximately 14%, 18% and 24%, respectively, of the Company's net revenues. The Company expects a decrease in enhanced services revenues in future fiscal periods and a corresponding respective decrease to its percentage of total revenues as the residual customer base continues to decrease.

     Access Resource Service Agreements

     In June 1999, the Company entered into a series of agreements (collectively, the "Transaction Agreements") pursuant to which the Company ceased offering its telephone entertainment services. Included in the Transaction Agreements is the Agreement Regarding 900 Pay-Per-Call Psychic Services (the "900 Agreement"), dated as of May 26, 1999, by and between the Company and Access Resource Services, Inc. ("ARS"), pursuant to which the Company agreed to refrain until January 17, 2001 from conducting, marketing, advertising or promoting certain "stand alone" 900 Pay-Per-Call Psychic Services described in the 900 Agreement (the "900 Psychic Services") directly or indirectly through any affiliate. In addition, the Company agreed to cease the conduct of the media buying operation which it conducted under the name "Quintel Media" and ARS agreed to assume responsibility for the "Quintel Media" employees and for the lease of the premises used by "Quintel Media" in Fort Lauderdale, Florida, and to acquire the computer equipment and other furniture, fixtures and leasehold improvements used by "Quintel Media" at such premises. In consideration for the Company's acceptance of the terms of the 900 Agreement, ARS and any of its affiliates offering 900 Pay-Per-Call Psychic Services and/or membership club services, agreed to pay to the Company certain royalty fees relative to such service offerings. ARS was required to pay such royalty fees from and after the consummation of the transactions contemplated by the Transaction Agreements, and until January 17, 2001. For the fiscal year ended November 30, 2000, these royalties amounted to approximately $3,400,000, or 13% of the Company's net revenues. Other than these royalty fees, the Company will not be receiving any revenue in any future fiscal years from these telephone entertainment services.

RESULTS OF OPERATIONS

     The Company's net revenues, on a segmental basis, and with disclosure of the individual segment components, for each of the three years in the period ended November 30, 2000 are detailed in the following tables:

               SEGMENT DATA -- NET REVENUES, BY SEGMENT COMPONENT

YEAR ENDED NOVEMBER 30,                          2000           1999           1998
-----------------------                       -----------    -----------    -----------
E-COMMERCE COMPONENTS
Talk.com Long Distance customer
  acquisitions..............................  $ 4,913,703    $        --    $        --
Traffix e-mailings..........................      122,663             --             --
GroupLotto-co-registrations and games.......    4,307,878          7,634             --
GroupLotto-barter on e-mail database........      360,000             --             --
Traffix E-mail, Inc.........................      276,039             --             --
                                              -----------    -----------    -----------
TOTAL E-COMMERCE............................  $ 9,980,283    $     7,634    $        --
                                              -----------    -----------    -----------

OFF-LINE CUSTOMER ACQUISITION SERVICES
  COMPONENTS
Talk.com Long Distance customer
  acquisitions..............................  $ 4,146,987    $        --    $        --
Qwest Long distance customer acquisitions...      418,448     21,593,504     23,796,775
Qwest Long distance usage commissions.......    4,387,149      9,093,505        307,776
Conventional and Prepaid Wireless customer
  acquisitions..............................           --             --      6,259,545
Other customer acquisition services.........        6,190             --             --
                                              -----------    -----------    -----------
TOTAL OFF-LINE CUSTOMER ACQUISITION
  SERVICES..................................  $ 8,958,774    $30,687,009    $30,364,096
                                              -----------    -----------    -----------

LEC BILLED PRODUCTS AND SERVICES COMPONENTS
"900" Entertainment Service termination
  royalties.................................  $ 3,393,428    $ 2,769,169    $        --
"900" Entertainment Services................           --             --     24,505,994
Club 900 Products...........................       85,417      1,693,373     16,418,901
Enhanced Services, principally voice mail...    3,590,463      7,513,080     23,077,470
Telephone number lists rentals..............       65,523             --             --
                                              -----------    -----------    -----------
TOTAL LEC BILLED PRODUCTS AND SERVICES......  $ 7,134,831    $11,975,622    $64,002,365
                                              -----------    -----------    -----------

CORPORATE AND OTHER COMPONENTS
Miscellaneous products, list revenue and
  other.....................................  $    20,072    $   169,575    $   323,790
                                              -----------    -----------    -----------
          CONSOLIDATED TOTALS...............  $26,093,960    $42,839,840    $94,690,251
                                              ===========    ===========    ===========

     The following table sets forth for the periods indicated the percentage of net revenues represented by certain items reflected in the Company's statement of operations:.

                                                              YEAR ENDED NOVEMBER 30,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Net Revenue.................................................  100.0%   100.0%   100.0%
                                                              -----    -----    -----
Cost of Sales...............................................   36.3     62.9     84.5
Gross Profit................................................   63.7     37.1     15.5
Selling, general and administrative expenses................   42.7     25.4     15.2
Special charges.............................................    0.0      0.0     20.8
  Interest Expense..........................................    1.1      0.2      0.2
  Other Income, (expense)...................................   13.1      3.4      2.3
Net Income (loss)...........................................   19.7      9.2    (17.9)

     The following is a discussion of the financial condition and results of operations of the Company for the years ended November 30, 2000, 1999 and 1998. This discussion may contain forward looking-statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. This discussion should be read in conjunction with the consolidated financial statements of the Company, the notes thereto and other financial information included elsewhere in this report.

YEAR ENDED NOVEMBER 30, 2000 COMPARED TO YEAR ENDED NOVEMBER 30, 1999

     The Company's net revenues, on a segmental basis, with disclosure of the components of the individual segments, for the years ended November 30, 2000 and 1999, are presented below:

               SEGMENT DATA -- NET REVENUES, BY SEGMENT COMPONENT

                                                                                CHANGE-INC(DEC)   CHANGE-INC(DEC)
YEAR ENDED NOVEMBER 30,                                2000          1999             $$$               %%%
-----------------------                             -----------   -----------   ---------------   ---------------
E-COMMERCE COMPONENTS
Talk.com Long Distance customer acquisitions......  $ 4,913,703   $        --    $  4,913,703          100%
Traffix e-mailings................................      122,663            --         122,663          100%
GroupLotto -- co-registrations and games..........    4,307,878         7,634       4,300,244          100%
GroupLotto -- barter on e-mail database...........      360,000            --         360,000          100%
Traffix E-mail, Inc. .............................      276,039            --         276,039          100%
                                                    -----------   -----------    ------------          ----
TOTAL E-COMMERCE..................................  $ 9,980,283   $     7,634       9,972,649          100%
                                                    -----------   -----------    ------------          ----
OFF-LINE CUSTOMER ACQUISITION SERVICES COMPONENTS
Talk.com Long Distance customer acquisitions......  $ 4,146,987   $        --    $  4,146,987          100%
Qwest Long distance customer acquisitions.........      418,448    21,593,504     (21,175,056)         (98%)
Qwest Long distance usage commissions.............    4,387,149     9,093,505      (4,706,356)         (52%)
Other customer acquisition services...............        6,190            --           6,190          100%
                                                    -----------   -----------    ------------          ----
        TOTAL OFF-LINE CUSTOMER ACQUISITION
          SERVICES................................  $ 8,958,774   $30,687,009     (21,728,235)         (71%)
                                                    -----------   -----------    ------------          ----
LEC BILLED PRODUCTS AND SERVICES COMPONENTS
"900" Entertainment Service termination
  royalties.......................................  $ 3,393,428   $ 2,769,169    $    624,259           23%
Club 900 Products.................................       85,417     1,693,373      (1,607,956)         (95%)
Enhanced Services, principally voice mail.........    3,590,463     7,513,080      (3,922,617)         (52%)
Telephone number lists rentals....................       65,523            --          65,523          100%
                                                    -----------   -----------    ------------          ----
TOTAL LEC BILLED PRODUCTS AND SERVICES............  $ 7,134,831   $11,975,622      (4,840,791)         (40%)
                                                    -----------   -----------    ------------          ----
CORPORATE AND OTHER COMPONENTS
Miscellaneous products, list revenue and other....  $    20,072   $   169,575        (149,503)         (88%)
                                                    -----------   -----------    ------------          ----
        CONSOLIDATED TOTALS.......................  $26,093,960   $42,839,840    $(16,745,880)         (39%)
                                                    ===========   ===========    ============          ====

     Net Revenue for the year ended November 30, 2000 decreased $16,745,880, or 39%, when compared to the year ended November 30, 1999. The revenue increase in the Company's E-commerce segment of approximately $10 million helped offset decreases of approximately $21.7 and $4.8 million in the Off-line Customer Acquisition services and LEC Billed products and services segments, respectively.

     The majority of the approximate $10 million E-commerce segment net revenue generated during the fiscal year ended November 30, 2000, when compared to the $7,634 of net revenue generated during the fiscal year ended November 30, 1999, is attributable to marketing sale agreements with marketing partners and corporate customers. The provisions of each agreement determine the type and timing of revenue to be recorded, which fall into four basic categories: (1) registration revenue generated from the delivery of qualified registrants to corporate customers and marketing partners, (2) "click" or "game" revenue for the delivery of "on-line traffic" to the Company's corporate advertisers' and marketing partners' websites (which, when combined with the aforementioned registration revenue, approximated $4.3 million, or 43% of the segment's net revenue during Fiscal 2000), (3) fees paid by corporate customers for the delivery of customers obtained through the Company's on-line based marketing programs (which approximated $4.9 million, or 49% of the segment's net revenue during Fiscal 2000) and, (4) transmission of permission based opt-in e-mail advertisements to the Company's on-line database population (which approximated $759,000, or 8% of the segment's net revenue during Fiscal 2000).

     For a more detailed discussion of the decrease in Off-line Customer Acquisition services segment revenues see "-- Transactions with Major Customers".

     The decline in the LEC Billed products and services segment was primarily due to the residual effects of the Company's termination of the active marketing of such services in November 1998. See "-- Service Bureaus and Local Exchange Carriers" and "-- Prior Year Transactions Impacting Current and Future Fiscal Periods" for an expanded discussion of such decrease. Additionally, decreases in net revenues from the LEC Billed products and services segment were partially offset by adjustments to chargeback estimates from prior fiscal periods. Due to the fact that a significant portion of these previously offered LEC segment services have reached their contractual settlement phase, it was determined that certain chargeback reserves were no longer necessary, and approximately $1.8 million was credited to income for the year ended November 30, 2000.

     The Company's cost of sales are comprised of (1) direct and indirect marketing costs directly associated with the procurement and retention of customers, including direct response advertising costs, marketing partner profit-participation costs, promotional costs and premium fulfillment costs, and
(2) the related billing, collection and customer service costs. During the year ended November 30, 1999, the Company's cost of revenues were offset by net revenue generated from certain premium offerings made in conjunction with the Company's marketing of other products and services. The Company terminated the marketing of these products and service in conjunction with the Transaction Agreements more fully described in "-- Prior Year Transactions Impacting Current and Future Fiscal Periods". All such residual revenues from those premium offerings are reflected in the Company's Other income (expense) section, as a component of "Other non-operating income", and amounted to approximately $1 million for the year ended November 30, 2000.

     The Company's cost of sales for the years ended November 30, 2000 and 1999 are presented below:

                         SEGMENT DATA -- COST OF SALES

                                              COST OF SALES
                                        -------------------------    CHANGE-INC(DEC)    CHANGE-INC(DEC)
YEAR ENDED NOVEMBER 30,                    2000          1999              $$$                %%%
-----------------------                 ----------    -----------    ---------------    ---------------
E-commerce............................  $6,025,010    $     2,084     $  6,022,926            100%
Off-line Customer Acquisition
  services............................   3,010,215     24,416,056      (21,405,841)           (88%)
LEC Billed products and services......     435,050      2,518,547       (2,083,497)           (83%)
Corporate and other...................          --         15,410          (15,410)          (100%)
                                        ----------    -----------     ------------           ----
         CONSOLIDATED TOTALS..........  $9,470,275    $26,952,097     $(17,481,822)           (65%)
                                        ==========    ===========     ============           ====

                    CONSOLIDATED COST OF SALES, BY COMPONENT

                                              COST OF SALES           CHANGE-INC      CHANGE-INC
                                        -------------------------        DEC             DEC
YEAR ENDED NOVEMBER 30,                    2000          1999            $$$             %%%
-----------------------                 ----------    -----------    ------------    ------------
Advertising, promotion and fulfillment
  costs...............................  $7,679,542    $29,207,076    $(21,527,534)        (74%)
Service Bureau fees, including
  customer service and psychic
  operators...........................   1,790,733      6,980,932      (5,190,199)        (74%)
"900" Pay-per-call Premium net
  revenue.............................          --     (9,235,911)      9,235,911        (100%)
                                        ----------    -----------    ------------        ----
          TOTAL.......................  $9,470,275    $26,952,097    $(17,481,822)        (65%)
                                        ----------    -----------    ------------        ----

     The decrease in cost of sales is directly attributable to the Company's significantly reduced marketing efforts and related expenditures for the year ended November 30, 2000, when compared to the year ended November 30, 1999. The primary factor contributing to this reduction was the termination of the marketing of the residential long distance customer acquisition activities with Qwest. This termination was effective November 30, 1999, and, therefore, the year ended November 30, 2000 did not include the cost of revenues regarding this arrangement. This agreement was active during the entire year ended November 30, 1999 and caused the Company to incur all of the attendant costs of revenue, such as outbound telemarketing, direct mail, television broadcast media, fulfillment costs and customer service. See "Transactions with Major Customers". The advertising, promotion and fulfillment decreases associated with the Qwest agreement termination were partially offset by increases in customer acquisition costs in obtaining registered users for its websites and the costs associated with acquiring long distance customers, both on-line and off-line, for the Company's customer acquisition agreement with Talk.com. The Talk.com agreement, initially entered into in May 2000, and then replaced by a long-term contract in September 2000, was terminated by Talk.com on October 23, 2000 (see
"-- Transactions with Major Customers"), which termination the Company is contesting in arbitration (see "Legal Proceedings"). The decrease in cost of revenues is also attributable to the significant decrease in service bureaus fees during the year ended November 30, 2000 of approximately $5.2 million, or 74%, when compared to the year ended November 30, 1999. The primary factor contributing to this decrease in service bureau fees relates to the decrease in the Company's LEC segment products and services billed during the year ended November 30, 2000, when compared to the year ended November 30, 1999, with net revenues generated from the offering of such products and services (subject to service bureau fees) having decreased approximately 60%. The billing of these LEC products and services generated (a) bill delivery costs, (b) post billing and collection management costs and (c) data maintenance costs, with the majority of those costs being invoiced as a percentage of the related gross revenue billed. During the year ended November 30, 2000, the cost of revenue was also reduced for adjustments made to prior period fulfillment liability estimates. The adjustments reduced prior year estimates to amounts actually redeemed. The total amount of these reductions to cost of sales approximated $2,428,000.

     The Company's selling, general and administrative expenses ("SG&A") are principally comprised of (a) compensation costs and related expenses for executive, sales, finance, information systems and general administration personnel, (b) professional fees, (c) insurance costs, (d) occupancy and other equipment rental costs, (e) site development and modification costs related to the Company's E-commerce segment, and (f) all other general and miscellaneous corporate expense items.

     The Company's SG&A expenses for the years ended November 30, 2000 and 1999 are presented, on a segment distribution basis, below:

  Consolidated -- Selling, General and Administrative Expenses

                                             SG&A               CHANGE-INC     CHANGE-INC
                                  --------------------------       (DEC)         (DEC)
YEAR ENDED NOVEMBER 30,              2000           1999            $$$           %%%
-----------------------           -----------    -----------    -----------    ----------
E-commerce......................  $ 5,542,435    $   441,974    $ 5,100,461       100%
Off-line Customer Acquisition
  services......................    1,037,476      5,997,437     (4,959,961)      (83%)
LEC Billed products and
  services......................      851,537      1,259,547       (408,010)      (32%)
Corporate and other.............    3,717,944      3,182,198        535,746        17%
                                  -----------    -----------    -----------       ---
          CONSOLIDATED TOTALS...  $11,149,392    $10,881,156    $   268,236         3%
                                  -----------    -----------    -----------       ---

     The increase in SG&A expense in the year ended November 30, 2000, compared to the year ended November 30, 1999, is primarily attributable to the Company's expansion of its operations into the Internet and on-line marketplace. During the year ended November 30, 2000 the Company expended approximately $2.6 million on website development, hosting, enhancements, maintenance, and consulting fees. The Company also expended approximately $1.2 million on contingent prize based insurance to cover the possibility of winners of its free on-line lottery website. These increases were partially offset by reductions in personnel utilized in maintaining the Company's legacy businesses. Such decreases were principally recognized during the first six months of the fiscal year ended November 30, 2000. The legacy business personnel cost reductions were partially offset by increases in human resources and development costs associated with the Company's E-commerce segment. Additional reductions in SG&A are attributable to the terms of an agreement entered into by the Company in the third quarter of the fiscal year ended November 30, 1999, pursuant to which the Company (i) eliminated its media buying operation, which included a staff of approximately twenty-one employees, (ii) was released from a continuing rent expense obligation under an assignment of a lease for the office space occupied by such media department, and (iii) disposed of all the media operation's property and equipment. See "-- Prior Year Transactions Impacting Current and Future Fiscal Periods."

     The Company's "Other income (expense)" for the years ended November 30, 2000 and 1999, are presented below:

                      CONSOLIDATED OTHER INCOME (EXPENSE)

                                    OTHER INCOME (EXPENSE)      CHANGE-INC     CHANGE-INC
                                   -------------------------       (DEC)         (DEC)
YEAR ENDED NOVEMBER 30,               2000           1999           $$$           %%%
-----------------------            -----------    ----------    -----------    ----------
Other income (expense):
Interest expense.................  $  (286,655)   $  (70,701)   $   215,954        305%
Interest income and dividends....    2,646,622     1,390,829      1,255,793         90%
Net gains (losses) on sale of
  marketable securities..........      863,384      (494,351)     1,357,735        275%
Long-lived asset impairment
  charges........................   (2,139,315)           --     (2,139,315)       100%
Loss on disposal of fixed
  assets.........................           --      (157,553)       157,553       (100%)
Gain on non-monetary cost basis
  exchange.......................      565,572            --        565,572        100%
Other non-operating income:
  Sale of telecommunication
     license assets..............      135,000            --        135,000        100%
  Residual revenues from
     terminated programs.........    1,021,401       555,394        466,007         84%
  Other miscellaneous,
     non-operating income........      198,322       152,175         46,147         30%
Minority interest................      140,000            --        140,000        100%
                                   -----------    ----------    -----------       ----
                                     3,144,331     1,375,793    $ 2,200,446        160%
                                   -----------    ----------    -----------       ----

     The Company recorded Long-lived asset impairment charges of $2.1 million, and recognized a non-monetary gain of $565,572 on an asset exchange, during the year ended November 30, 2000. See Note 5 to the Consolidated Financial Statements.

     The Company's effective income tax rate was 40.3% and 38.5% for the years ended November 30, 2000 and 1999, respectively, and is a result of the combination of federal income taxes at statutory rates and state taxes.

YEAR ENDED NOVEMBER 30, 1999 COMPARED TO YEAR ENDED NOVEMBER 30, 1998

     The Company's net revenues for its segmental operations for the year ended November 30, 1999 and 1998 are presented below:

                           NET REVENUES -- BY SEGMENT

                                  NET REVENUE
                           --------------------------    CHANGE-INC(DEC)    CHANGE-INC(DEC)
YEAR ENDED NOVEMBER 30,       1999           1998              $$$                %%%
-----------------------    -----------    -----------    ---------------    ---------------
LEC Billed products and
  services...............  $11,975,622    $64,002,365     $(52,026,743)           (81%)
Customer Acquisition
  services...............   30,687,009     30,364,096          322,913              1%
E-commerce...............        7,634             --            7,634            100%
Corporate and other......      169,575        323,790         (154,215)           (48%)
                           -----------    -----------     ------------            ---
          TOTAL..........  $42,839,840    $94,690,251     $(51,850,411)           (55%)
                           ===========    ===========     ============            ===

     Net Revenue for the year ended November 30, 1999 decreased $51,850,411, or 55%, when compared to the year ended November 30, 1998. The significant portion of the decrease in net revenues occurred in the Company's LEC Billed products and services segment. The individual components of such decrease are described below. The decrease was partially attributable to reductions in the Company's enhanced service revenues of approximately $15.6 million, or a 67% reduction when compared with the prior year. This decline in enhanced service net revenue was the direct result of the Company discontinuing the active marketing of such services in response to the November 1998 billing service agreement termination by Billing Information Concepts, Inc. ("BIC"), the Company's primary enhanced service billing agent at that time. The Company continued to bill and provide enhanced services to the member base that was in place at the time of the billing cessation (approximately 500,000 subscribers). During the year ended November 30, 1999, the Company recognized an approximate 93% reduction in such residual member base. As a result of the termination of enhanced service marketing and the above referenced attrition rate, management believes that the enhanced service portion of the Company's net revenues will continue to decline, and be an immaterial component thereof, in the fiscal year ending November 30, 2000. (See "Service Bureau and Local Exchange Carriers").

     The decrease in the LEC Billed product and service segment net revenue was due also, in part, to reductions in the Company's Club 900 product net revenues of approximately $14.7 million, or 90%, when compared with the year ended November 30, 1998. The significant cause of such reduction in Club 900 net revenues relates to an agreement entered into between the Company and Access Resources Services, Inc. ("ARS"), which eliminated the Company's active participation in the "900" pay per call business (the "ARS Agreement"). Such agreement is more fully described in "Consummation of Transactions Impacting Current and Future Fiscal Periods". Additionally, the Company's intentional migration away from the "900" entertainment service business (which was the exclusive avenue for Club 900 product marketing and member procurement) materially contributed to the decrease in such net revenues during the year ended November 30, 1999. This reduction was partially offset by royalty income of approximately $2.8 million, earned in consideration for the termination of the Company's active role in the "900" pay per call business. The royalty agreement became effective June 1, 1999, and therefore, there was no comparative prior year royalty revenue. The LEC Billed product and service segment's single largest decrease related to the Company's "900" entertainment services, specifically the pay-per-call portion. This decrease in net revenues amounted to approximately $24.5 million, or a 100% decrease when compared with the prior year and is directly related to both the cessation of the Company's active participation in the "900" pay-per-call business as a result of the consummation of the ARS Agreement, as well as the June 1998 repositioning of such revenue as an offsetting component of the cost of sales of the Company's Customer Acquisition services segment. See -- Prior Year Special Charge.

     Other reductions in the Company's net revenues were attributable to the Customer Acquisition services segment, where decreases in conventional cellular phone customer acquisitions approximated $4.6 million, or a 100% reduction when compared to the prior year, and a decrease in prepaid cellular phone customer acquisitions of $1.7 million, or 100% when compared to the prior year. The decrease in conventional cellular acquisitions was the result of the Company's sale, on November 30, 1998, of its interest in the consolidated majority owned entity that provided such services. The decrease in prepaid cellular phone customer acquisitions was the result of the Company's dissolution of its prepaid cellular phone customer acquisition subsidiary, effective December 1, 1998.

     The Company's net revenue decreases were partially mitigated by the Customer Acquisition service segment, specifically from the long distance customer acquisition component ("LDCA") of such segment. LDCA revenues and related usage increased by approximately $6.6 million from the prior year's comparable period, or 27%. The customer acquisition commission component decreased from approximately $23.8 million in the year ended November 30, 1998 to approximately $21.6 million in the year ended November 30, 1999, for a decrease of approximately $2.2 million, or 9.1%. Due to the cessation of the Company's primary long distance customer acquisition program with Qwest, effective July 31, 1999, and the complete cessation of all other Qwest marketing efforts in November 1999 (See -- "Termination of Residential Long Distance Customer Acquisition Marketing"), management anticipates that the long distance acquisition commission revenues will be non-existent in subsequent fiscal periods. The Company's net revenues earned pursuant to usage sharing agreements with Qwest, whereby the Company earned a percentage of an acquired customer's long distance telephone usage, increased to approximately $9.1 million in the year ended November 30, 1999, from approximately $311,000 for the year ended November 30, 1998, representing an increase of approximately $8.8 million. The percentage of usage sharing revenues to which the Company will be entitled to in future fiscal periods has been substantially reduced pursuant to the November 30, 1999 cessation of the Company's marketing efforts directed at acquiring new long distance customers for Qwest. The usage sharing agreement revenues are a product of current customer acquisitions and the retained customers acquired in prior quarterly periods. Pursuant to the Company's terminated marketing efforts, management believes that the Company's net revenues under existing usage sharing agreements will decline in future fiscal periods, and become a less meaningful component of the Company's Customer Acquisition segment revenues.

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

     The Company's gross revenues for its LEC Billed product and service segment, Customer Acquisition service segment, E-commerce segment and Corporate and other, for the year ended November 30, 1999 and 1998 are presented below:

                          GROSS REVENUES -- BY SEGMENT

                                GROSS REVENUES
                          ---------------------------    CHANGE-INC(DEC)    CHANGE-INC(DEC)
YEAR ENDED NOVEMBER 30,      1999            1998              $$$                %%%
-----------------------   -----------    ------------    ---------------    ---------------
LEC Billed products and
  services..............  $21,272,972    $118,231,326     $(96,958,354)           (82%)
Customer Acquisition
  services..............   30,687,009      32,453,619       (1,766,610)            (5%)
E-commerce..............        7,634              --            7,634            100%
Corporate and other.....      169,575         501,918         (332,343)           (66%)
                          -----------    ------------     ------------            ---
          TOTAL.........  $52,137,190    $151,186,863     $(99,049,673)           (66%)
                          ===========    ============     ============            ===

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

     The provisions for chargebacks for the Company's four segments, where applicable, are presented below for the years ended November 30, 1999 and 1998:

                           CHARGEBACKS -- BY SEGMENT

                                   CHARGEBACKS
                            -------------------------    CHANGE-INC(DEC)    CHANGE-INC(DEC)
YEAR ENDED NOVEMBER 30,        1999          1998              $$$                %%%
-----------------------     ----------    -----------    ---------------    ---------------
LEC Billed products and
  services................  $9,297,350    $54,228,961     $(44,931,611)           (83%)
Customer Acquisition
  services................          --      2,089,523       (2,089,523)          (100%)
E-commerce................           0             --                0            100%
Corporate and other.......          --        178,128         (178,128)          (100%)
                            ----------    -----------     ------------           ----
          TOTAL...........  $9,297,350    $56,496,612     $(47,199,262)           (84%)
                            ==========    ===========     ============           ====

     The decrease in the provision for chargebacks is directly related to the decrease in gross revenues, specifically the "900" pay-per-call business cessation, the termination of enhanced service marketing, the

ARS transactions effective on the Club 900 product and the sale of the Company's conventional cellular phone customer acquisition business. The actual chargebacks incurred for services and programs, as referred to above, that are no longer being marketed, are charged against the previously established reserves, with any adjustment being reflected currently.

     The Company's cost of revenues, which are comprised of (1) marketing costs directly associated with the procurement and retention of customers, which includes direct response advertising costs, promotional costs and premium fulfillment costs, and (2) the related billing, collection and customer service costs, both of which are offset by the net revenue generated from certain premium offerings in conjunction with the marketing of other products and services.

     The Company's cost of revenues for the years ended November 30, 1999 and 1998 are presented below:

SEGMENT DATA -- COST OF SALES

                                     COST OF SALES             CHANGE-           CHANGE-
                               -------------------------      INC(DEC)          INC(DEC)
YEAR ENDED NOVEMBER 30,           1999          1998             $$$               %%%
-----------------------        -----------   -----------   ---------------   ---------------
LEC Billed products and
  services...................  $ 2,518,547   $46,886,761    $(44,368,214)         (95%)
Customer Acquisition
  services...................   24,416,056    32,779,607      (8,363,552)         (26%)
E-commerce...................        2,084            --           2,084          100%
Corporate and other..........       15,410       370,747        (355,337)         (96%)
                               -----------   -----------    ------------          ----
          TOTAL..............  $26,952,097   $80,037,115    $(53,085,018)         (66%)
                               -----------   -----------    ------------          ----

CONSOLIDATED COST OF SALES, BY COMPONENT

                                    COST OF SALES              CHANGE-           CHANGE-
                              --------------------------      INC(DEC)          INC(DEC)
YEAR ENDED NOVEMBER 30,          1999           1998             $$$               %%%
-----------------------       -----------   ------------   ---------------   ---------------
Advertising, promotion and
  fulfillment costs.........  $29,207,076   $ 58,402,819    $(29,195,743)         (50%)
Service Bureau fees,
  including customer service
  and psychic operators.....    6,980,932     32,945,647     (25,964,715)         (79%)
"900" Pay-per-call Premium
  net revenues..............   (9,235,911)   (11,311,351)      2,075,440          (18%)
                              -----------   ------------    ------------          ----
          TOTAL.............  $26,952,097   $ 80,037,115    $(53,085,018)         (66%)
                              -----------   ------------    ------------          ----

     The decrease in cost of revenues in the fiscal year ended November 30, 1999 when compared to fiscal 1998, is a direct result of the Company's significantly reduced, and in certain cases terminated, marketing efforts and the corresponding decrease in the related expenditures. The reduction of these costs resulted from the Company's discontinuance of marketing its enhanced services in response to the termination, by BIC, of the billing services agreement in November 1998 (see "-- Service Bureaus and Local Exchange Carriers"). In addition, the Company significantly reduced its marketing efforts directed at the Company's residential long distance customer acquisition activities, and effective November 30, 1999, terminated such efforts, due to (a) increased costs incurred in acquiring long distance customers, (b) associated fulfillment cost increases and unfavorable redemption rates, and (c) significantly increased customer service costs. These three factors contributed to decreased margins in the Company's long distance customer acquisition component of its Customer Acquisition services segment. Additionally, the decreases in the cost of revenues was attributable to the discontinuance of the Company's active marketing of its "900" pay per call services (see "-- Prior Year Special Charge"), and the commencement of offering such service as a premium to potential and acquired long distance customers, with the net revenues earned therefrom recorded as a reduction to advertising and marketing costs. Also, in accordance with the 900 Agreement, the Company terminated the marketing of its Club 900 product.

     The following table presents the major cost of sale components, distributed over their applicable segments for the years ended November 30, 1999 and 1998, and the changes in absolute dollars and in percentage terms for such two-year period:

TOTAL COST OF SALES -- BY SEGMENT, BY COMPONENT

                                          COST OF SALES              CHANGE-       CHANGE-
                                    --------------------------      INC(DEC)       INC(DEC)
YEAR ENDED NOVEMBER 30,                1999           1998             $$$           %%%
-----------------------             -----------   ------------   ---------------   --------
LEC BILLED PRODUCTS AND SERVICES
Advertising, promotion and
  fulfillment costs...............  $   402,492   $ 24,732,314    $(24,329,822)      (98%)
Service Bureau fees, including
  customer service and psychic
  operators.......................    2,099,415     22,154,447     (20,055,032)      (91%)
                                    -----------   ------------    ------------      -----
TOTAL LEC BILLED PRODUCTS AND
  SERVICES........................  $ 2,501,907   $ 46,886,761    $(44,384,854)      (95%)
                                    -----------   ------------    ------------      -----
CUSTOMER ACQUISITION SERVICES
Advertising, promotion and
  fulfillment costs...............  $28,770,450   $ 33,392,581    $ (4,622,131)      (14%)
"900" Pay-per-call Premium net
  revenues........................   (9,235,911)   (11,311,351)      2,075,440       (18%)
                                    -----------   ------------    ------------      -----
  Net Advertising.................  $19,534,539   $ 22,081,230    $ (2,546,691)      (12%)
Service Bureau fees, including
  customer service and psychic
  operators.......................  $ 4,881,517   $ 10,698,377    $ (5,816,860)      (54%)
                                    -----------   ------------    ------------      -----
TOTAL CUSTOMER ACQUISITION
  SERVICES........................  $24,416,056   $ 32,779,607    $ (8,363,552)      (26%)
                                    -----------   ------------    ------------      -----
E-COMMERCE AND CORPORATE AND OTHER
Advertising, promotion and
  fulfillment costs...............  $    34,134   $    277,924    $   (243,790)      (88%)
Service Bureau fees, including
  customer service................  $        --   $     92,823    $    (92,823)     (100%)
                                    -----------   ------------    ------------      -----
          TOTAL E-COMMERCE AND
            CORPORATE.............  $    34,134   $    370,747    $   (336,613)      (91%)
                                    -----------   ------------    ------------      -----

     The Company's selling, general and administrative expenses ("SG&A") are principally comprised of (a) compensation costs and related expenses for executive, sales, finance and general administration personnel, (b) professional fees, (c) insurance costs, (including director and officer liability insurance with a current annual premium of approximately $528,000), (d) occupancy and other equipment rental costs, and (e) all other general and miscellaneous corporate expense items.

     The Company's SG&A expenses for the years ended November 30, 1999 and 1998 are presented, on a segment distribution basis, below:

CONSOLIDATED -- SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                                     CHANGE-       CHANGE-
                                                      SG&A          INC(DEC)       INC(DEC)
YEAR ENDED NOVEMBER 30,                 1999          1998             $$$           %%%
-----------------------              -----------   -----------   ---------------   --------
LEC Billed products and services...  $ 1,259,547   $ 6,041,218     $(4,781,671)      (79%)
Customer Acquisition services......    5,997,437     4,598,741       1,398,697        30%
E-commerce.........................      441,974            --         441,974       100%
Corporate and other................    3,182,198     3,716,933        (534,735)      (14%)
                                     -----------   -----------     -----------       ----
          CONSOLIDATED TOTALS......  $10,881,156   $14,356,892     $(3,475,736)      (24%)
                                     -----------   -----------     -----------       ----

     The decrease in SG&A expense in the year ended November 30, 1999, compared to the prior year, is primarily attributable to the Company's reduction in personnel (and all associated costs of insurance, payroll taxes and overhead utilization). The Company commenced such personnel reductions in September 1998 and continued the reductions into the third quarter of the fiscal year ended November 30, 1999. Additional reductions in SG&A are attributable to the terms of the 900 Agreement, pursuant to which the Company (a) eliminated its media buying operation which included a staff of approximately twenty-one employees,
(b) was released from continuing rent expense obligations under an assignment of a lease for the office space occupied by such media department, and (3) disposed of all the media operation's property and equipment.

     The Company's other income classification, primarily consisting of interest income earned on the Company's debt based marketable securities, for the years ended November 30, 1999 and 1998 are presented below:

                        OTHER INCOME, PRIMARILY INTEREST

                                             YEAR ENDED
                                            NOVEMBER 30,           CHANGE       CHANGE
                                      ------------------------    INC (DEC)    INC (DEC)
                                         1999          1998           $            %
                                      ----------    ----------    ---------    ---------
Other income, primarily interest....  $1,446,494    $2,212,435    $(765,941)     (35%)

     An additional source of interest income in fiscal 1999 and 1998 related to interest income earned on funds held in reserve for future chargebacks which were escrowed by the Company's primary "900" entertainment service bureau. Such escrowed reserves been have reduced to immaterial levels in fiscal 1999, pursuant to the Company's termination of its offering of "900" entertainment services resulting from the terms of the 900 Agreement, and will not contribute significant amounts of interest income in subsequent fiscal periods.

     The Company's effective income tax rate was a result of the combination of federal income taxes at statutory rates and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 2000, the Company had cash and cash equivalents of approximately $4.6 million, reflecting a decrease of approximately $3.4 million when compared to the $7.9 million in cash and cash equivalents held at November 30, 1999. This decrease was more than offset by an increase in the Company's liquid interest bearing investments of approximately $6.4 million, discussed below.

     During the year ended November 30, 2000, net cash provided by operating activities was $2,345,477, which was primarily attributable to the Company's net income ($5.2 million), offset by decreases in the Company's accrued expenses and reserves for chargebacks.

     The $5,535,338 in net cash used in investing activities primarily resulted from investments in marketable securities purchases, principally high-grade commercial paper and auction rate securities. Such securities are managed by the Company's professional independent investment manager. The Company's net-marketable securities increased approximately $2.2 million during the year ended November 30, 2000, to $38,676,890, compared to $36,511,925 in marketable securities held at November 30, 1999. Included as an offset in the net increase in marketable securities are approximately $4.4 million in unrealized losses that did not directly affect the Company's liquidity accounts during the fiscal year ended November 30, 2000. Additional items requiring the use of investing activity funds during the year ended November 30, 2000 approximated $1.1 million, and related to the acquisition of approximately $893,000 in long-term investments, carried at cost, and $225,000 in capital expenditures, principally computers, and peripheral equipment.

     Cash used by financing investing activities during the year ended November 30, 2000 amounted to $198,362, which is comprised of the difference between (a) $747,052, which was used for the repurchase and retirement of the Company's common stock, less (b) $408,600, which was provided from the exercise of the Company's stock options, and $140,000, which was provided by a minority interest capital contribution.

     Historically, the Company's primary cash requirements have been to fund the cost of advertising and promotion, with additional funds having been used in the purchasing of equipment and services in connection with the commencement of new business lines and further development of businesses currently being test marketed. During the fiscal year ended November 30, 2000, the Company executed its on-line, consumer targeted direct marketing strategy. The Company's future plans and business strategy call for its Internet based E-commerce segment to be its primary operating focus, with management's intention being for such segment to supply a material portion of future revenues. The continuation of the Internet initiative may have a significant impact on the Company's capital and liquidity resources relating to the E-commerce segment's possible expenditures for (a) marketing and advertising campaigns, (b) the cost of additional personnel required to occupy executive, operational and administrative positions, (c) product development costs, (d) new site development and technology based costs, and (e) other miscellaneous costs. During the fiscal year ended November 30, 1999, the Company's Internet business plan and strategy prompted the Company to terminate the active marketing of its legacy products and services. Accordingly, this legacy activity may contribute, in a significantly decreasing degree, to the Company's cash flows and net income in subsequent fiscal periods. This should be considered when using the Company's historical results in evaluating future operations, cash flows and financial position. Nevertheless, the Company continues to explore opportunities to offer other LEC Billed products and services in the future, if determined to be in the best interests of the Company.

     Under currently proposed operating plans and assumptions, management believes that projected cash flows from operations and available cash resources will be sufficient to satisfy the Company's anticipated cash requirements for at least the next twelve months. Currently, the Company does not have any material long-term obligations, nor does the Company intend to incur any long-term obligations in the near future. As the Company seeks to extend its reach into the E-commerce arena, as well as identify new and other consumer oriented products and services, the Company may use existing cash reserves, long-term financing, or other means to finance such diversification. See "Forward Looking Information May Prove Inaccurate".

PRIOR YEAR TRANSACTIONS IMPACTING CURRENT AND FUTURE FISCAL PERIODS

     In June 1999, the Company entered into a series of agreements (collectively, the "Transaction Agreements") pursuant to which the Company ceased offering its telephone entertainment services. The following is a summary of certain of the Transaction Agreements:

     (i) Agreement Regarding 900 Pay-Per-Call Psychic Services (the "900 Agreement"), dated as of May 26, 1999, by and between the Company and Access Resource Services, Inc. ("ARS"), pursuant to which the Company agreed to refrain until January 17, 2001 from conducting, marketing, advertising or promoting certain "stand alone" 900 Pay-Per-Call Psychic Services described in the Agreement (the "900 Psychic Services") directly or indirectly through any affiliate. In addition, the Company agreed to cease the conduct of the media buying operation which it conducted under the name "Quintel Media" and ARS agreed to assume responsibility for the "Quintel Media" employees and for the lease of the premises used by "Quintel Media" in Fort Lauderdale, Florida, and to acquire the computer equipment and other furniture, fixtures and leasehold improvements used by "Quintel Media" at such premises.

     In consideration for the Company's acceptance of the terms of the 900 Agreement, ARS and any of its affiliates offering 900 Pay-Per-Call Psychic Services and/or membership club services, agreed to pay to the Company certain royalty fees relative to such service offerings. ARS is required to pay such royalty fees from and after the consummation of the transactions contemplated by the Transaction Agreements, and until January 17, 2001. For the fiscal year ended November 30, 2000 and 1999, these royalties amounted to approximately $3.3 and $2.8 million, or 13% and 6%, respectively, of the Company's net revenues. Other than these royalty fees, the Company will not be receiving any revenue in any future fiscal years from telephone entertainment services.

     (ii) Redemption Agreements by and between the Company and each of the shareholders of ARS, whereby the Company redeemed from such individuals (or partnerships controlled by them) an aggregate of 1.3 million shares of the Company's common stock at a purchase price of $1.35 per share, for a total outlay by the Company of $1,755,000.

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

TRANSACTIONS WITH MAJOR CUSTOMERS

     During the fiscal year ended November 30, 2000, the Company derived approximately 53% of its revenues from two major customers (see below). In the prior years ended November 30, 1999 and 1998, the Company had derived approximately 72% and 20%, respectively, of its revenue from one major customer. As at November 30, 2000, the Company had either terminated, or had been terminated, from providing services to such major customers. Accounts receivable from these major customers were approximately $611,000 and $1,020,000 at November 30, 2000 and 1999, respectively.

     During the fiscal year ended November 30, 2000, the Company generated its Off-Line Customer Acquisition revenue exclusively from long distance customer acquisition agreements with two long distance providers, Qwest Communications and Talk.com.

     The Company provided marketing services to the long distance carrier LCI International Telecom Corp., d/b/a Qwest Communications Services ("Qwest"), primarily through outbound telemarketing and broadcast media, directed at the acquisition of residential long distance customers for Qwest. In addition to commissions paid to the Company for its successful customer acquisitions on behalf of Qwest, the Company also received a portion of Qwest's net revenues earned from such acquired customers' residential long distance usage. This marketing arrangement with Qwest was terminated in Fiscal 2000, and the Company does not expect to receive any further revenue from Qwest.

     The Company entered into a series of agreements with Talk.com, Holding Corp. ("Talk") during the fiscal year ended November 30, 2000, pursuant to which the Company provided marketing services to Talk directed at the acquisition of residential long distance customers for Talk. Such agreements obligated Talk to pay the Company fees for its successful customer acquisitions on behalf of Talk. In October 2000, Talk terminated its agreements with the Company and, accordingly, the Company no longer realizes any continuing revenues therefrom. The Company has commenced legal proceedings to contest what it believes to be Talk's wrongful termination of its agreements with the Company.

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

GOVERNMENT REGULATION

     The Pennsylvania Attorney General's Office has requested the Company to enter into an Assurance of Voluntary Compliance Agreement to resolve allegations concerning certain of the Company's sales practices. The Attorney General alleges that the Company's Fly Free telemarketing program, as well as certain pay-per-call services, did not adequately disclose to the consumer the terms of the offer being made. The Agreement would offer refunds to consumers submitting written complaints within a 90 day window. The Agreement also provides for a payment to the State in an amount yet to be determined. The Agreement is still under negotiation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE

     Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the consolidated financial statements of Quintel Communications, Inc. and subsidiaries, together with the report of PricewaterhouseCoopers LLP dated February 23, 2001.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below are the directors and executive officers of the Company, their respective names and ages, positions with the Company, principal occupations and business experiences during at least the past five years and the dates of the commencement of each individual's term as a director and/or officer.

NAME                                   AGE                           POSITION
----                                   ---                           --------
Jeffrey L. Schwartz..................  52    Chairman of the Board, President and Chief Executive
                                             Officer
Andrew Stollman......................  35    Chief Operating Officer, Secretary and Director
Joshua B. Gillon, Esq. ..............  38    Chief Investment Officer and General Counsel
Daniel Harvey........................  42    Chief Financial Officer
Jay Greenwald........................  36    Director
Murray L. Skala......................  53    Director
Edwin A. Levy........................  61    Director
Lawrence Burstein....................  58    Director
Jack Silver..........................  57    Director
Charles W. Stryker, Ph.D.............  53    Director

  Directors

     Jeffrey L. Schwartz has been Chairman and Chief Executive Officer of the Company since January 1995, Secretary/Treasurer from September 1993 to December 1994 and a director since inception of the Company in 1993. On January 1, 2001, Jay Greenwald resigned as the Company's President and Chief Operating Officer. Mr. Schwartz thereupon assumed Mr. Greenwald's title of President. From January 1979 until May 1998, Mr. Schwartz was also Co-President and a director of Jami Marketing Services, Inc., a list brokerage and list management consulting firm, Jami Data Services, Inc., a database management consulting firm, and Jami Direct, Inc., a direct mail graphic and creative design firm (collectively, the "Jami Companies"). The Jami Companies were sold by the principals thereof in May 1998.

     Andrew Stollman has been the Chief Operating Officer since January 1, 2001, a title he assumed upon Mr. Greenwald's resignation, and Secretary and a director of the Company since January 1995. From February 15, 2000 until January 1, 2001, Mr. Greenwald was the Company's Executive Vice President and from January 1995 until February 15, 2000, he was the Company's Senior Vice President. Mr. Stollman was the Company's President from September 1993 to December 1994. From August 1992 to June 1993, Mr. Stollman was a consultant to Cas-El, Inc., from November 1992 to June 1993, manager at Media Management Group, Inc., and from December 1990 to August 1992, national marketing manager for Infotrax Communications, Inc. and Advanced Marketing & Promotions, Inc., companies engaged in providing telephone entertainment services.

     Jay Greenwald has been a director of the Company since inception and is presently serving as a consultant to the Company. See "Certain Relationships and Related Transactions." On January 1, 2001, Mr. Greenwald resigned as President and Chief Operating Officer of the Company, positions he had held since January 1995. Mr. Greenwald had also been the Company's Vice President from inception to December 1994. From January 1991 to August 1992, Mr. Greenwald was Vice President of Newald Direct, Inc. and, from July 1990 to January 1991, President of Newald Marketing, Inc., companies engaged in direct response marketing.

     Murray L. Skala has been a director of the Company since October 1995. Mr. Skala has been a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala & Bass LLP since 1976. Mr. Skala is also a director of JAKKS Pacific, Inc., a publicly-held company in the business of developing, marketing and distributing children's toys.

     Edwin A. Levy has been a director of the Company since November 1995. Mr. Levy has been the Chairman of the Board of Levy, Harkins & Co., Inc., an investment advisor, since 1979, and is also a director of Coastcast Corp., a publicly-held company in the business of manufacturing golf club heads.

     Lawrence Burstein has been a director of the Company since April 1999. Since March 1996, Mr. Burstein has been Chairman of the Board and a principal shareholder of Unity Venture Capital Associates, Ltd., a private venture capital firm. For approximately ten years prior thereto, Mr. Burstein was the President, a director and principal stockholder of Trinity Capital Corporation, a private investment banking concern. Trinity ceased operations upon the formation of Unity Venture in 1996. Mr. Burstein is a director of several companies, being, respectively, THQ, Inc., engaged in the development and marketing of games for Sony, Nintendo and Sega game systems; Brazil Fast Food Corporation, which owns and operates the second largest chain of fast food outlets in Brazil; CAS Medical Systems, Inc., engaged in the manufacture and marketing of blood pressure monitors and other disposable products, principally for the neonatal market; MNI Group, Inc., engaged in the manufacturing and distribution of nutritional supplements; I.D. Systems Inc., engaged in the design, development and production of a wireless monitoring and tracking system which uses radio frequency technology; and Unity First Acquisition Corporation, a publicly-held acquisition vehicle, of which Mr. Burstein is also President.

     Jack Silver has been a director of the Company since January 1, 2001. He is the principal investor and manager of SIAR Capital, an independent investment fund that invests primarily in undervalued, emerging growth companies. Mr. Silver, a certified public accountant by background, has managed SIAR capital for over twenty years.

     Charles W. Stryker, Ph.D. has been a director of the Company since January 1, 2001. Dr. Stryker is the Chairman and CEO of Naviant Marketing Solutions, Inc., a private company providing precision marketing solutions to web advertisers, web publishers and consumer marketers. From October 1997 to November 1999, Dr. Stryker was the President of IQ2.net and Zona, both subsidiaries of IntelliQuest Information Group, Inc. (which was acquired by Naviant), and from 1991 to 1997, he was the President and CEO of the Information Technology Forum, Inc., a management consulting firm specializing in the development of content-based electronic products. In addition to his duties as President and CEO of Naviant, Dr. Stryker was the Founder and Executive Director of the MkIS User Forum. The Forum is an international trade group composed of executives responsible for the design and implementation of the corporate Marketing System (MkIS) for major global marketers. In addition to his professional activities, Dr. Stryker accepted an appointment at the University of Pennsylvania, Wharton School of Business. He has lectured in the Sol C. Snider Entrepreneurial Center, where he taught graduate courses in Entrepreneurial Studies. Dr. Stryker is also a director of 24/7 Media, Inc., a publicly held Internet based advertising company.

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Directors who are not employees of the Company are compensated for their services and attendance at meetings through the grant of options pursuant to the Company's Stock Option Plan.

  Executive Officers

     Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors. Two of the Company's executive officers, Jeffrey L. Schwartz and Andrew Stollman, are also directors of the Company. Information with regard to such persons is set forth above under the heading "Directors."

     The remaining executive officers are Joshua B. Gillon, Esq., the Company's Chief Investment Officer and General Counsel, and Mr. Daniel Harvey, the Company's Chief Financial Officer.

     Mr. Gillon, age 38, was appointed Chief Investment Officer and General Counsel of the Company in April 2000. From April 1999 through March 2000, Mr. Gillon served as the Project Director for Total Energy, Inc., a home heating oil industry consolidation. From February 1996 to March 1999, he was a partner at the law firm of Schneck, Weltman & Hashmall, LLP, specializing in mergers, acquisitions and securities law. From 1990 to 1996, he was an associate with the law firm of Kronish Lieb Weiner & Hellman, LLP and from 1988 to 1990, he was an associate with the law firm of Seward & Kissel, LLP.

     Mr. Harvey, age 42, has been Chief Financial Officer of the Company since January 1997. He joined the Company in September 1996. From November 1991 to August 1996, he was a Senior Manager with the accounting firm of Feldman, Gutterman, Meinberg & Co. Mr. Harvey is a Certified Public Accountant.

     The Company has obtained "key man" life insurance in the amount of $1,000,000 on each of the lives of Jeffrey L. Schwartz and Andrew Stollman.

THE COMMITTEES

     The Board of Directors has an Audit Committee, a Compensation Committee and a Stock Option Committee. The Board of Directors does not have a Nominating Committee, and the usual functions of such a committee are performed by the entire Board of Directors.

     Audit Committee. The functions of the Audit Committee are to recommend to the Board of Directors the engagement of the independent accountants, review the audit plan and results of the audit engagement, review the independence of the auditors and review the adequacy of the Company's system of internal accounting controls. On June 13, 2000, the Board of Directors adopted a new Audit Committee Charter that complies with the new standards set forth in Securities and Exchange Commission regulations and the Nasdaq Stock Market's independent director and Audit Committee listing standards. These changes require, in part, that all companies listed on Nasdaq or that had applied for listing on Nasdaq prior to December 14, 1999, certify by June 14, 2000 that they have adopted a formal written Audit Committee Charter and that they will review and assess the adequacy of the charter on an annual basis. In addition, all of the companies must also certify that they comply, and will continue to comply, with the new Audit Committee structure and membership requirements set forth in such regulations and listing standards by June 14, 2001. The current members of the Audit Committee are Messrs. Levy, Burstein, Silver and Skala.

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

ATTENDANCE AT MEETINGS

     From December 1, 1999 through November 30, 2000, the Board of Directors, Stock Option Committee, Audit Committee and Compensation Committee each met or acted without a meeting pursuant to unanimous written consent five times, three times, one time and two times, respectively.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To the best of the Company's knowledge, during the fiscal year ended November 30, 2000, (i) Daniel Harvey, Murray L. Skala, Larry Burstein, Ed Levy and Michael Miller each untimely filed one report on Form 4, each reporting one late transaction, (ii) Jeffrey L. Schwartz untimely filed two reports on Form 4, reporting a total of two late transactions; and (iii) Jay Greenwald untimely filed three reports on Form 4, reporting a total of three late transactions. These individuals were executive officers, directors and/or beneficial owners of more than 10% of the Common Stock of the Company during the fiscal year ended

November 30, 2000. To the best of the Company's knowledge, all other Forms 3, 4 and 5 required to be filed during the fiscal year ended November 30, 2000 were done so on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the Company's executive compensation paid during the three fiscal years ended November 30, 2000, 1999 and 1998 for the Chief Executive Officer and the Company's four most highly compensated executive officers of the Company (other than the Chief Executive Officer) whose cash compensation for the fiscal year ended November 30, 2000 exceeded $100,000 (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                       Long Term Compensation
                                                                          -------------------------------------------------
                                              Annual Compensation                        Awards             Payouts
                                        -------------------------------                ----------   -----------------------
              (a)                (b)      (c)        (d)         (e)         (f)          (g)           (h)          (i)
-------------------------------  ----   --------   --------   ---------   ----------   ----------   -----------   ---------
                                                                OTHER                  SECURITIES                 ALL OTHER
                                                               ANNUAL     RESTRICTED   UNDERLYING                  COMPEN-
NAME AND                                 SALARY     BONUS     COMPENSA-     STOCK       OPTIONS        PLAN        SATION
PRINCIPAL POSITION               YEAR     ($)        ($)       TION($)      AWARDS        (#)       PAYOUTS ($)      ($)
------------------               ----   --------   --------   ---------   ----------   ----------   -----------   ---------
Jeffrey L. Schwartz............  2000   $405,000   $185,000       0           0         100,000          0            0
  Chairman and                   1999   $362,000   $100,000       0           0               0          0            0
  Chief Executive Officer        1998   $453,750          0       0           0           8,750          0            0
                                                          0                             128,495
Jay Greenwald(1)...............  2000   $405,000          0       0           0         100,000          0            0
  President and                  1999   $362,000   $100,000       0           0               0          0            0
  Chief Operating Officer        1998   $453,750          0       0           0           8,750          0            0
                                                                                        128,495
Andrew Stollman................  2000   $367,000   $165,000       0           0         100,000          0            0
  Executive Vice President       1999   $266,000   $100,000       0           0               0          0            0
  and Secretary                  1998   $302,500          0       0           0           8,750          0            0
                                                                                         96,260
Joshua B. Gillon, Esq. ........  2000   $133,000   $ 25,000       0           0         100,000          0            0
  Chief Investment Officer and
  General Counsel(2)
Daniel Harvey..................  2000   $177,000   $ 30,000       0           0          29,000          0            0
  Chief Financial Officer        1999   $155,800   $ 20,000       0           0               0          0            0
                                 1998   $127,000   $ 50,000       0           0           7,729          0            0

---------------
(1) Mr. Greenwald resigned as an Executive Officer and employee of the Company on January 1, 2001. Any severance payments made to Mr. Greenwald in connection with such resignation were made during the fiscal year ending November 30, 2001 (see "Certain Relationships and Related Transactions").

(2) Mr. Gillon's salary is $200,000 per annum, however he was first employed by the Company as its Chief Investment Officer and General Counsel on April 5, 2000.

     The following table sets forth certain information regarding the granting of options to the Named Officers during the fiscal year ended November 30, 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                         Potential Realizable
                                                                                          Value at Assessed
                                                                                           Annual Rates of
                                                                                       Stock Price Appreciation
                                              Individual Grants                            for Option Term
                           --------------------------------------------------------    ------------------------
           (a)                 (b)             (c)             (d)          (e)           (f)           (g)
-------------------------  -----------   ---------------   -----------   ----------    ---------    -----------
                            NUMBER OF
                           SECURITIES      % OF TOTAL
                           UNDERLYING    OPTIONS GRANTED   EXERCISE OR
                             OPTIONS     TO EMPLOYEES IN   BASE PRICE    EXPIRATION
NAME                       GRANTED(#)    FISCAL YEAR(1)     ($/SHARE)       DATE         5%($)        10%($)
----                       -----------   ---------------   -----------   ----------    ---------    -----------
Jeffrey L. Schwartz......    100,000          17.85%        $6.75           3/8/10     $424,504     $1,075,776
Jay Greenwald............    100,000          17.85          6.75           3/8/10      424,504      1,075,776
Andrew Stollman..........    100,000          17.85          6.75           3/8/10      424,504      1,075,776

                                                                                         Potential Realizable
                                                                                          Value at Assessed
                                                                                           Annual Rates of
                                                                                       Stock Price Appreciation
                                              Individual Grants                            for Option Term
                           --------------------------------------------------------    ------------------------
           (a)                 (b)             (c)             (d)          (e)           (f)           (g)
-------------------------  -----------   ---------------   -----------   ----------    ---------    -----------
                            NUMBER OF
                           SECURITIES      % OF TOTAL
                           UNDERLYING    OPTIONS GRANTED   EXERCISE OR
                             OPTIONS     TO EMPLOYEES IN   BASE PRICE    EXPIRATION
NAME                       GRANTED(#)    FISCAL YEAR(1)     ($/SHARE)       DATE         5%($)        10%($)
----                       -----------   ---------------   -----------   ----------    ---------    -----------
Joshua B. Gillon.........    100,000          17.85          4.59375        4/5/05      126,917        280,453
Daniel Harvey............     15,000           2.68          5.6875       12/10/04       23,570         52,084
                              14,000           2.50          4.59375        4/5/05       17,768         39,263

---------------
(1) Options to purchase a total of 560,250 shares of Common Stock were granted to the Company's employees, including the Named Officers, during the fiscal year ended November 30, 2000.

     The following table sets forth certain information regarding options exercised and exercisable during the fiscal year ended November 30, 2000 and the value of the options held as of November 30, 2000 by the Named Officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

         (a)                  (b)             (c)                    (d)                            (e)
----------------------  ---------------   -----------   -----------------------------   ---------------------------
                                                            NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                                                        OPTIONS AT FISCAL YEAR-END(#)    AT FISCAL YEAR-END(1)($)
                        SHARES ACQUIRED      VALUE      -----------------------------   ---------------------------
NAME                    ON EXERCISE(#)    REALIZED($)   EXERCISABLE     UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                    ---------------   -----------   -----------     -------------   -----------   -------------
Jeffrey L. Schwartz...           0                0       237,245               0         $18,796           0
Jay Greenwald.........           0                0       237,245               0          18,796           0
Andrew Stollman.......           0                0       205,010               0          14,767           0
Joshua B. Gillon......           0                0        33,333          66,667              (2)         (2)
Daniel Harvey.........       7,730          $26,950        14,500          14,500              (2)         (2)

---------------
(1) The product of (x) the difference between $2.0625 (the closing price of the Company's Common Stock at November 30, 2000, as reported by Nasdaq) and the exercise price of the unexercised options, multiplied by (y) the number of unexercised options.

(2) None of the options held by Messrs. Gillon and Harvey were in the money as of November 30, 2000.

BOARD COMPENSATION

     As a result of the Company's policy to compensate non-employee directors for their services, the Company's 1996 Stock Option Plan, as amended and restated (the "Plan"), provides for an automatic one-time grant to all non-employee directors of options to purchase 25,000 shares of Common Stock and for additional automatic quarterly grants of options to purchase 6,250 shares of Common Stock. The exercise prices for all of such non-employee director options are the market value of the Common Stock on their date of grant.

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

     The Compensation Committee of the Company's Board of Directors from December 1, 1999 through November 3, 2000 consisted of Murray L. Skala and Lawrence Burstein. See "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of February 23, 2001, based upon information obtained from the persons named below, regarding beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of its Common Stock, (ii) each director of the Company, (iii) each of the Named Officers, and
(iv) all executive officers and directors of the Company as a group.

NAME AND ADDRESS OF                                             NUMBER OF SHARES         PERCENT
BENEFICIAL OWNER(1)                                           BENEFICIALLY OWNED(2)    OF CLASS(2)
-------------------                                           ---------------------    -----------
Jay Greenwald...............................................        2,739,790(3)          17.17%
  16 Fairway Ct.
  Cresskill, NJ 07626
Jeffrey L. Schwartz.........................................        2,535,110(4)          15.89
Michael G. Miller...........................................        2,166,723             13.79
Andrew Stollman.............................................        1,252,242(5)           7.86
Jack Silver.................................................        1,165,850(6)           7.40
  660 Madison Avenue
  New York, NY 10021
Edwin A. Levy...............................................          125,000(7)              *
  570 Lexington Avenue
  New York, NY 10022
Murray L. Skala.............................................           92,750(8)              *
  750 Lexington Avenue
  New York, NY 10022
Lawrence Burstein...........................................           68,000(9)              *
  245 Fifth Avenue
  New York, NY 10016
Joshua B. Gillon, Esq. .....................................           66,666(10)             *
Daniel Harvey...............................................           41,999(11)             *
Charles Stryker, Ph.D.......................................           31,250(12)             *
  14 Campus Blvd., Suite 200
  Newtown Square, PA 19073
All executive officers and directors as a group (9
  persons)..................................................        8,118,657(13)         48.19%

---------------
  *  Less than 1% of the Company's outstanding shares.

 (1) Unless otherwise provided, such person's address is c/o the Company, One Blue Hill Plaza, Pearl River, New York 10965.

 (2) The number of shares of Common Stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission (the "Commission"). Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of the Company's outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after February 23, 2001. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

 (3) Includes 237,245 shares of Common Stock issuable upon the exercise of options held by Mr. Greenwald.

 (4) Includes 237,245 shares of Common Stock issuable upon the exercise of options held by Mr. Schwartz.

 (5) Includes 205,010 shares of Common Stock issuable upon the exercise of options held by Mr. Stollman.

 (6) Includes (i) 831,500 shares of Common Stock owned by a profit sharing plan of which Mr. Silver is a Trustee; (ii) 155,100 shares of Common Stock owned by a limited liability company of which Mr. Silver is the President; (iii) 148,000 shares of Common Stock owned by a pension plan of which Mr. Silver is a Trustee; and (iv) 31,250 shares of Common Stock issuable upon the exercise of options held by Mr. Silver.

 (7) Represents shares of Common Stock issuable upon the exercise of options held by Mr. Levy.

 (8) Includes 88,750 shares of Common Stock issuable upon the exercise of options held by Mr. Skala.

 (9) Represents shares of Common Stock issuable upon the exercise of options held by Mr. Burstein.

(10) Represents shares of Common Stock issuable upon the exercise of an option held by Mr. Gillon.

(11) Represents shares of Common Stock issuable upon the exercise of options held by Mr. Harvey.

(12) Represents shares of Common Stock issuable upon the exercise of options held by Dr. Stryker.

(13) Includes 1,132,415 shares of Common Stock issuable upon the exercise of options held by the executive officers and directors of the Company. See footnotes (3) through (12), above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 22, 2000, the Company and Jay Greenwald, the Company's then President and Chief Operating Officer, entered into a Letter Agreement, pursuant to which Mr. Greenwald resigned effective January 1, 2001 as an executive officer and employee of the Company. Mr. Greenwald remains a member of the Company's Board of Directors. The Letter Agreement provided that (i) in recognition of Mr. Greenwald's service to the Company, he received a one time severance payment of $115,385; and (ii) Mr. Greenwald will continue to provide consulting services to the Company through November 30, 2001, for no less than six days per month, pursuant to which he will be paid $10,000 per month, all as to be more specifically set forth in a final written Consulting Agreement to be negotiated between the Company and Mr. Greenwald at a later date.

     Murray L. Skala, a director of the Company, is a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala & Bass LLP, the Company's attorneys ("Feder Kaszovitz"). The Company incurred charges of approximately $630,000 during the fiscal year ended November 30, 2000. Feder Kaszovitz continues to provide services to the Company during its current fiscal year. Its fees are based primarily on hourly rates. The Company believes that its relationship with such firm is on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

     Charles W. Stryker, Ph.D., a director of the Company, is also Chairman, CEO and a stockholder of Naviant Marketing Solutions, Inc. ("Naviant"). The Company and Naviant have entered into a series of Database Licensing Agreements pursuant to which the Company and Naviant have agreed to share certain consumer data for marketing purposes and such parties will compensate the other for certain revenues generated as a result of the use of such shared data. During the fiscal year ended November 30, 2000, the Company paid Naviant an aggregate of $700,000 under this relationship. The Company believes that its relationship with Naviant is on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

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

     (b) REPORTS ON FORM 8-K.

     The Company filed no Current Reports on Form 8-K during the fourth quarter of the fiscal year ended November 30, 2000.

     (c) EXHIBITS.

 EXHIBIT
 NUMBER
---------
 3.1.1      Articles of Incorporation of the Company, as amended.(1)
 3.1.2      Amendment to the Articles of Incorporation of the
            Company.(2)
 3.2        Bylaws of the Company.(3)
10.1        Third Amended and Restated 1996 Stock Option Plan.(4)
10.2        Lease of the Company's offices at One Blue Hill Plaza, Pearl
            River, New York.(5)
10.3        Letter Agreement, dated as of December 22, 2000, by and
            between the Company and Jay Greenwald.(6)
10.4+       Billing and Collection Services Agreement between Federal
            Transtel, Inc. and the Company.(7)(P)
10.5.1      Agreement regarding 900 Pay-Per-Call Psychic Services
            between the Company and Access Resource Services, Inc.(7)
10.5.2      Amendment No. 1 to Exhibit 10.5.1.(7)
10.6.1      Amendment No. 1 to Non-Competition and Right of First
            Refusal Agreement between the Company and Steven L.
            Feder.(7)
10.6.2+     Amendment No. 1 to Non-Competition and Right of First
            Refusal Agreement between the Company and Peter Stolz.(7)
10.6.3+     Amendment No. 1 to Non-Competition and Right of First
            Refusal Agreement between the Company and Thomas H.
            Lindsey.(7)
10.7.1      Redemption Agreement among the Company, Steven L. Feder and
            Defer Limited Partnership.(7)
10.7.2+     Redemption Agreement among the Company, Peter Stolz and the
            P. Stolz Family Limited Partnership, L.P.(7)
10.7.3+     Redemption Agreement among the Company, Thomas H. Lindsey
            and Maslin Limited Partnership.(7)

 EXHIBIT
 NUMBER
---------
10.8+       Indemnification Agreement among the Company, Access Resource
            Services, Inc., Steven L. Feder, Peter Stolz, Thomas H.
            Lindsey, Defer Limited Partnership, the P. Stolz Family
            Limited Partnership, L.P. and Maslin Limited Partnership.(7)
10.9        Security Agreement between the Company and Access Resource
            Services, Inc.(7)
10.10.1*+   February 1, 2001 Mutual Database License and Marketing
            Agreement between the Company and Naviant Marketing
            Solutions, Inc.
10.10.2*+   June 20, 2000 Database License Agreement between the Company and Naviant Marketing Solutions, Inc.
10.10.3*+   March 30, 2000 Database License Agreement between the
            Company and Naviant Marketing Solutions, Inc.
21*         Subsidiaries of the Company
27*         Financial Data Schedule

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

 (4) Filed as an Exhibit to the Company's Proxy Statement filed with the Commission, dated August 16, 2000 and incorporated herein by reference.

 (5) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated herein by reference.

 (6) Filed as an Exhibit to the Company's Current Report on Form 8-K dated December 26, 2000 and incorporated herein by reference.

 (7) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 4, 1999 and incorporated herein by reference.

(P) Filed by paper with the Commission pursuant to a continuing hardship exemption.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Traffix, Inc.

                                          By: /s/  JEFFREY L. SCHWARTZ
                                            ------------------------------------
                                                    Jeffrey L. Schwartz
                                                Chairman, President and CEO

Dated: March 5, 2001

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

                     SIGNATURE                                    TITLE                     DATE
                     ---------                                    -----                     ----

              /s/ JEFFREY L. SCHWARTZ                Chairman, President and Chief    March 5, 2001
---------------------------------------------------    Executive Officer (Principal
                Jeffrey L. Schwartz                    Executive Officer)

                 /s/ DANIEL HARVEY                   Chief Financial Officer          March 5, 2001
---------------------------------------------------    (Principal Financial and
                   Daniel Harvey                       Accounting Officer)

                /s/ ANDREW STOLLMAN                  Chief Operating Officer,         March 5, 2001
---------------------------------------------------    Secretary and Director
                  Andrew Stollman

                 /s/ JAY GREENWALD                   Director                         March 5, 2001
---------------------------------------------------
                   Jay Greenwald

                /s/ MURRAY L. SKALA                  Director                         March 5, 2001
---------------------------------------------------
                  Murray L. Skala

                 /s/ EDWIN A. LEVY                   Director                         March 5, 2001
---------------------------------------------------
                   Edwin A. Levy

               /s/ LAWRENCE BURSTEIN                 Director                         March 5, 2001
---------------------------------------------------
                 Lawrence Burstein

                  /s/ JACK SILVER                    Director                         March 5, 2001
---------------------------------------------------
                    Jack Silver

                         TRAFFIX, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
        AS OF NOVEMBER 30, 2000 AND 1999 AND FOR EACH OF THE THREE YEARS
                     IN THE PERIOD ENDED NOVEMBER 30, 2000

                         TRAFFIX, INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                 PAGE
                                                                 ----
Report of Independent Accountants...........................     F-1
Consolidated Balance Sheets as of November 30, 2000 and
  1999......................................................     F-2
Consolidated Statements of Operations for the years ended
  November 30, 2000, 1999 and 1998..........................     F-3
Consolidated Statements of Shareholders' Equity for the
  years ended November 30, 2000, 1999 and 1998..............     F-4
Consolidated Statements of Cash Flows for the years ended
  November 30, 2000, 1999 and 1998..........................     F-5
Notes to Consolidated Financial Statements..................  F-6 - F-23
Schedule II -- Valuation and Qualifying Accounts and
  Reserves..................................................     S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Traffix, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Traffix, Inc. (formerly known as "Quintel Communications, Inc.") and its Subsidiaries (the "Company") at November 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Melville, New York
February 23, 2001

                         TRAFFIX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF NOVEMBER 30, 2000 AND 1999

                                                                 2000           1999
                                                              -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 4,551,344    $ 7,939,567
  Marketable securities.....................................   38,676,890     36,511,925
  Accounts receivable, trade, net of allowance for doubtful
     accounts of $795,024 in 2000 and $-0- in 1999..........    4,354,588      5,711,967
  Deferred income taxes.....................................    2,095,026      2,778,329
  Due from related parties..................................      467,877        550,112
  Prepaid expenses and other current assets.................    1,508,547        688,314
                                                              -----------    -----------
          Total current assets..............................   51,654,272     54,180,214
Property and equipment, at cost, net of accumulated
  depreciation..............................................      512,958        816,533
Long-term investments, at cost..............................      565,051      2,097,500
Deferred income taxes.......................................       71,778        183,032
                                                              -----------    -----------
          Total assets......................................  $52,804,059    $57,277,279
                                                              ===========    ===========
LIABILITIES
Current liabilities:
  Accounts payable..........................................  $ 2,091,331    $ 1,793,631
  Accrued expenses..........................................    3,218,262      5,548,876
  Reserve for customer chargebacks..........................    1,225,040      4,618,108
  Due to related parties....................................    1,446,619        368,176
  Income taxes payable......................................    3,434,995      4,365,104
  Deferred income taxes.....................................       59,252        697,106
                                                              -----------    -----------
          Total current liabilities.........................   11,475,499     17,391,001
                                                              -----------    -----------
Commitments and contingencies (Note 7 and 9)

SHAREHOLDERS' EQUITY
Preferred stock -- $.001 par value; 1,000,000 shares
  authorized; none issued and outstanding
Common stock -- $.001 par value; authorized 50,000,000
  shares; issued and outstanding 15,681,116 shares and
  15,469,590 shares, respectively...........................       15,680         15,469
Additional paid-in capital..................................   39,208,992     37,482,479
Retained earnings...........................................    8,691,438      3,544,568
Accumulated other comprehensive (loss) income...............   (4,385,650)     1,045,662
Common stock held in treasury, at cost, 942,853 shares......   (2,201,900)    (2,201,900)
                                                              -----------    -----------
          Total shareholders' equity........................  41,328,560..    39,886,278
                                                              ===========    ===========
          Total liabilities and shareholders' equity........  $52,804,059    $57,277,279
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements

                         TRAFFIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998

                                                        2000           1999            1998
                                                     -----------    -----------    ------------
Net revenue........................................  $26,093,960    $42,839,840    $ 94,690,251
Cost of sales......................................    9,470,275     26,952,097      80,037,115
                                                     -----------    -----------    ------------
     Gross profit..................................   16,623,685     15,887,743      14,653,136
Selling, general and administrative expenses.......   11,149,392     10,881,156      14,356,892
Special charges....................................           --             --      19,692,543
                                                     -----------    -----------    ------------
     Income (loss) from operations.................    5,474,293      5,006,587     (19,396,299)
Other income (expense):
  Interest expense.................................     (286,655)       (70,701)       (186,218)
  Interest income and dividends....................    2,646,622      1,390,829       1,895,563
  Net gains (losses) on sale of marketable
     securities....................................      863,384       (494,351)        124,822
  Long-lived asset impairment charges..............   (2,139,315)            --              --
  Loss on disposal of fixed assets.................           --       (157,553)             --
  Gain on non-monetary cost basis exchange.........      565,572             --              --
  Other non-operating income.......................    1,354,723        707,569         192,050
  Minority interest................................      140,000             --              --
                                                     -----------    -----------    ------------
     Income (loss) before provision for income
       taxes.......................................    8,618,624      6,382,380     (17,370,082)
Provision (benefit) for income taxes...............    3,471,754      2,458,520        (417,464)
                                                     -----------    -----------    ------------
     Net income (loss).............................  $ 5,146,870    $ 3,923,860    $(16,952,618)
                                                     ===========    ===========    ============
Basic income (loss) per share:
  Net income (loss)................................  $      0.35    $      0.26    $      (1.00)
                                                     -----------    -----------    ------------
  Weighted average shares outstanding..............   14,792,734     15,119,610      17,034,531
                                                     ===========    ===========    ============
Diluted income (loss) per share:
  Net income (loss)................................  $      0.33    $      0.26    $      (1.00)
                                                     -----------    -----------    ------------
  Weighted average shares outstanding..............   15,494,663     15,241,662      17,034,531
                                                     ===========    ===========    ============

          See accompanying notes to consolidated financial statements

                         TRAFFIX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998

                                             COMMON STOCK           ADDITIONAL     RETAINED          TREASURY STOCK
                                      --------------------------     PAID-IN       EARNINGS     ------------------------
                                        SHARES        AMOUNTS        CAPITAL       (DEFICIT)      SHARES       AMOUNT
                                      -----------   ------------   ------------   -----------   ----------   -----------
BALANCE, NOVEMBER 30, 1997..........   18,649,347   $     18,649   $ 39,027,700   $24,663,931
Unrealized (losses) on
  available-for-sale securities.....
Purchase of common stock, held in
  treasury, at cost.................    2,742,667                                                            $(10,065,030)
Retirement of stock held in
  treasury..........................   (1,969,601)        (1,970)       (72,425)   (8,090,605)  (1,969,601)    8,165,000
Net (loss) for the year.............                                              (16,952,618)
                                      -----------   ------------   ------------   -----------   ----------   -----------
BALANCE, NOVEMBER 30, 1998..........   16,679,746         16,679     38,955,275      (379,292)     773,066    (1,900,030)
Unrealized gains on
  available-for-sale securities.....
Stock option exercises..............       89,844             90        157,137
Tax benefit from exercise of stock
  options...........................                                    123,767
Purchase of common stock, held in
  treasury, at cost.................                                                               169,787      (301,870)
Purchase and retirement of common
  stock.............................   (1,300,000)        (1,300)    (1,753,700)
Net income for the year.............                                                3,923,860
                                      -----------   ------------   ------------   -----------   ----------   -----------
BALANCE, NOVEMBER 30, 1999..........   15,469,590         15,469     37,482,479     3,544,568      942,853    (2,201,900)
Unrealized (losses) on
  available-for-sale securities.....
Stock option exercises..............      211,526            211        408,479
Tax benefit from exercise of stock
  options...........................                                    448,880
Common stock issued in connection
  with long-term investment.........      229,862            230      1,615,976
Purchase and retirement of common
  stock.............................     (229,862)          (230)      (746,822)
Net income for the year.............                                                5,146,870
                                      -----------   ------------   ------------   -----------   ----------   -----------
BALANCE, NOVEMBER 30, 2000..........   15,681,116   $     15,680   $ 39,208,992   $ 8,691,438      942,853   $(2,201,900)
                                      ===========   ============   ============   ===========   ==========   ===========

                                       ACCUMULATED
                                          OTHER           TOTAL
                                      COMPREHENSIVE   SHAREHOLDERS'
                                      (LOSS) INCOME      EQUITY
                                      -------------   -------------
BALANCE, NOVEMBER 30, 1997..........   $    (3,983)   $ 63,706,297
Unrealized (losses) on
  available-for-sale securities.....        (6,505)         (6,505)
Purchase of common stock, held in
  treasury, at cost.................                   (10,065,030)
Retirement of stock held in
  treasury..........................
Net (loss) for the year.............                   (16,952,618)
                                       -----------    ------------
BALANCE, NOVEMBER 30, 1998..........       (10,488)     36,682,144
Unrealized gains on
  available-for-sale securities.....     1,056,150       1,056,150
Stock option exercises..............                       157,227
Tax benefit from exercise of stock
  options...........................                       123,767
Purchase of common stock, held in
  treasury, at cost.................                      (301,870)
Purchase and retirement of common
  stock.............................                    (1,755,000)
Net income for the year.............                     3,923,860
                                       -----------    ------------
BALANCE, NOVEMBER 30, 1999..........     1,045,662      39,886,278
Unrealized (losses) on
  available-for-sale securities.....    (5,431,312)     (5,431,312)
Stock option exercises..............                       408,690
Tax benefit from exercise of stock
  options...........................                       448,880
Common stock issued in connection
  with long-term investment.........                     1,616,206
Purchase and retirement of common
  stock.............................                      (747,052)
Net income for the year.............                     5,146,870
                                       -----------    ------------
BALANCE, NOVEMBER 30, 2000..........   $(4,385,650)   $ 41,328,560
                                       ===========    ============

          See accompanying notes to consolidated financial statements

                         TRAFFIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998

                                                             2000            1999            1998
                                                         -------------   -------------   ------------
Cash flows from operating activities:
  Net income (loss)....................................  $   5,146,870   $   3,923,860   $(16,952,618)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization.....................        263,669         249,073      1,284,039
     Reserve for customer chargebacks..................     (3,393,068)    (10,876,030)   (22,701,976)
     Provision for uncollectible accounts..............        795,024              --             --
     Deferred income taxes.............................        653,809       9,037,569     (2,471,838)
     Net (gains) losses on sale of marketable
       securities......................................       (863,384)        494,351       (124,822)
     Discounts and premiums on marketable securities...       (330,843)             --             --
     Loss on disposal of fixed assets..................             --         255,783             --
     Gain on non-monetary cost basis exchange..........       (565,572)             --             --
     Long-lived asset impairment charges...............      2,139,315              --     19,692,543
     Equity in net losses of joint ventures............         11,952              --             --
     Minority interest.................................       (140,000)             --             --
     Changes in assets and liabilities of business:
       Accounts receivable.............................        562,355      25,518,612     15,080,381
       Due from related parties........................        121,283         203,977       (516,604)
       Prepaid expenses and other current assets.......       (820,233)      1,462,956      1,729,104
       Accounts payable................................        297,700      (2,660,032)      (200,199)
       Income taxes payable............................       (281,229)      3,743,674        745,197
       Accrued expenses................................     (2,330,614)     (1,404,453)    (1,059,062)
       Due to related parties..........................      1,078,443         227,420       (838,649)
                                                         -------------   -------------   ------------
          NET CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES.................................      2,345,477      30,176,760     (6,334,504)
                                                         -------------   -------------   ------------

Cash flows from investing activities:
  Purchases of securities..............................   (333,623,263)   (149,802,510)   (72,275,879)
  Proceeds from sales of securities....................    329,205,886     129,560,235     82,101,333
  Capital expenditures.................................       (225,410)       (436,296)    (1,366,007)
  Purchases of long-term investments, net..............       (892,551)     (2,097,500)            --
  Proceeds from the disposal of fixed assets...........             --         258,808             --
                                                         -------------   -------------   ------------
          NET CASH (USED IN) PROVIDED BY INVESTING
            ACTIVITIES.................................     (5,535,338)    (22,517,263)     8,459,447
                                                         -------------   -------------   ------------

Cash flows from financing activities:
  Proceeds from stock options exercised................        408,690         213,310             --
  Proceeds from minority interest......................        140,000              --             --
  Purchase of common stock.............................       (747,052)     (2,056,870)   (10,065,030)
                                                         -------------   -------------   ------------
          NET CASH USED IN FINANCING ACTIVITIES........       (198,362)     (1,843,560)   (10,065,030)
                                                         -------------   -------------   ------------
Net (decrease) increase in cash and cash equivalents...     (3,388,223)      5,815,937     (7,940,087)
Cash and cash equivalents, beginning of year...........      7,939,567       2,123,630     10,063,717
                                                         -------------   -------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR.................  $   4,551,344   $   7,939,567   $  2,123,630
                                                         =============   =============   ============

Supplemental disclosures:
  Cash paid during the year for:
     Interest..........................................  $          --   $      70,701   $    186,218
     Income tax (refunds)..............................      3,065,105     (11,675,498)       910,000
Noncash investing activities:

During the fiscal year ended November 30, 2000, the Company issued 229,862 shares of its common stock, valued at $ 1,616,206, in the purchase of a long-term investment (See note 5).

          See accompanying notes to consolidated financial statements

                         TRAFFIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     Traffix, Inc. and its consolidated subsidiaries (collectively, "Traffix" or the "Company", formerly known as Quintel Communications, Inc.) provide consumer targeted direct marketing and customer acquisition services for business. The Company utilizes its proprietary and affiliate on-line databases to generate revenue from such direct marketing activities, via the Internet. Traffix supplements these on-line revenues with traditional off-line marketing to its off-line database. The Company's on-line databases grow through on-line marketing and data acquisition programs, and the off-line databases also grow as a by-product thereof. The Company's direct marketing activities are divided into three principle operating segments: a) E-commerce, b) Off-line Customer Acquisition services, and c) LEC Billed products and services. The Company changed its name to Traffix, Inc., effective October 2, 2000, pursuant to shareholder approval received on September 12, 2000. This name change was made to better reflect the Company's business of generating and directing consumer traffic for businesses, both on-line and off-line. The Company's main focus and business strategy is to create compelling content as marketing vehicles that generate revenue for its corporate advertisers and marketing affiliates who seek access to the Company's on-line and off-line databases. Prior to December 1, 1999, the Company had relied exclusively on conventional ("off-line") marketing channels, specifically television broadcast media, telemarketing, direct-mail, and print advertising to facilitate its consumer targeted direct marketing activities.

  Principles of Consolidation and Presentation

     The consolidated financial statements of the Company include the accounts of its wholly-owned and majority owned subsidiaries. Any losses allocated to minority interests are limited to contributed minority interest capital. The Company's other investments (classified in the "Long-term investments, at cost" financial caption, See Note 5) that are accounted for under the equity method, are immaterial, with the majority of its investments valued under the cost method of accounting. Such cost method investments represent ownership interests of less than 20%, with the absence of control and significant influence over such investments. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain amounts for prior periods have been reclassified to conform to current year presentations.

  Revenue recognition

     The Company currently earns the most significant portion of revenue from its E-commerce segment pursuant to marketing sale agreements with corporate partners and corporate customers. The provisions of each agreement determine the type and timing of revenue to be recorded, which fall into four basic categories: (1) registration revenue generated from the delivery of qualified registrants to corporate advertisers and marketing partners, (2) "click" revenue for the delivery of "on-line traffic" to the corporate advertisers and marketing partners websites, (3) fees paid by service businesses for the delivery of qualified customers obtained through the Company's on-line based marketing programs and, (4) transmission of permission based opt-in e-mail advertisements to the Company's on-line database population. The Company invoices its customers in accordance with the terms of the underlying agreement, and the related marketing activity delivered and/or marketing service provided. Revenue is recognized at the time the marketing activity is delivered, or service is provided (normally, either daily or weekly), net of estimated contractually specified data qualification allowances, when applicable. Such data qualification allowances provide for delivered registrants who may be pre-existing in the partner's database, undeliverable emails and other. In accordance with newly developing revenue recognition pronouncements, specifically Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") issued in December 1999, and in accordance with the Company's historical accounting policies and reporting practices, the Company records all related obligations associated with the related net revenue at its point of recognition. These obligations include costs

                         TRAFFIX, INC. AND SUBSIDIARIES
payable to other on-line, as well as off-line, advertisers for registered user acquisitions, fee sharing costs under partner agreements, e-mail message delivery costs, contingent based prize insurance coverage (for potential free on-line lottery winners) and all other variable direct costs associated with completing the Company's obligations relative to the revenue recognized. Such revenue recognition is also subject to provisions based on the probability of collection. In cases where the Company receives advances prior to fulfilling its obligations relative thereon, such revenue is deferred. At November 30, 2000, the Company's accrued expenses included approximately $692,000 of deferred revenue; at November 30, 1999 deferred revenue included in accrued expenses was $-0-. With respect to capitalized marketing costs, the Company's policy is to expense, as a cost of sale, customer acquisition costs, and all other marketing costs, at the time the obligation or expense is incurred.

     The Company's off-line customer acquisition services, which historically consisted of residential long distance customer acquisition programs, are recorded upon the achievement of certain events particular to the corresponding program's fulfillment liability. Subsequent to the delivery of the initial sales record to the respective long distance carrier, the Company may be required to provide to the customer certain products and services (fulfillment liability), such as prepaid cellular telephones and/or other suitable premiums. These costs are estimated and accrued, as a component of marketing expense, at the time the associated revenues are recognized. At November 30, 2000 and 1999, accrued expenses included approximately $746,000 and $3.3 million of such costs, respectively. This estimation is adjusted to actual amounts in subsequent periods. During the year ended November 30, 2000, the Company recorded approximately $2,428,000 as reductions of cost of revenues related to expired fulfillment obligations. During the fiscal years ended November 30, 1999 and November 30, 1998, similar adjustments, if any, were immaterial in amount.

     Revenue from the Company's LEC Billed products and services segment, (the marketing of such services ceased in November 1998), consists of various enhanced telephone services, principally voice mail services and were recognized, net of an estimated provision for customer chargebacks (which included refunds and credits). Since the provision for customer chargebacks was established prior to the periods in which chargebacks are actually expended, the Company's revenues are adjusted in later periods when the Company's incurred chargebacks vary from the amounts previously estimated. Due to the fact that a significant portion of these previously offered LEC segment services have reached their contractual settlement phase, it was determined that certain chargeback reserves were no longer necessary, and approximately $1,826,000 was credited to income for the year ended November 30, 2000. During the fiscal years ended November 30, 1999 and November 30, 1998, similar adjustments, if any, were immaterial in amount.

  Concentration of credit risk

     Financial instruments that potentially subject the Company to concentration of credit risk have historically consisted of cash and cash equivalents, marketable securities and accounts receivable. Currently the Company invests the majority of its excess cash in high grade commercial paper, with maturities of less than nine months, and therefore has significantly reduced its future exposure to market risk.

     Consistent with the above, the Company has historically invested a portion of its excess cash in debt instruments and has maintained guidelines relative to diversification yielding safety and liquidity. The bulk of these funds (approximately $35 million) which are professionally managed by a major investment bank pursuant to guidelines established by the Company's Board of Directors.

     During the years ended November 30, 2000 and 1999, the Company had invested approximately $1.9 and $3.9 million, respectively, at cost, in equity based marketable securities, with a significant concentration in the Internet industry. Such investments were made pursuant to the potentially significant synergistic benefits to the Company's operations resulting from associated marketing agreements executed at the time of the, Internet industry based, equity security acquisitions. At November 30, 2000, the Company's equity based marketable securities, classified as available-for-sale securities, accounted for approximately $1.3 million, or

                         TRAFFIX, INC. AND SUBSIDIARIES
approximately 3.5% of the market value of the Company's total marketable securities. At November 30, 2000, the related cost basis of these securities amounted to approximately $5.6 million (See Note 3).

     The collections from the Company's legacy telecommunication product and service revenues, billed through the LEC Billed products and services segment, are received through three unrelated, unaffiliated service bureaus. In conjunction with servicing the accounts receivable, the service bureaus remit amounts based on eligible accounts receivable, and withhold certain cash receipts as a reserve. As a result, the Company's exposure to the concentration of credit risk is primarily related to funds held on behalf of the Company by these service bureaus.

     Cash and cash equivalent balances are principally held at four financial institutions and may, at times, exceed insurable amounts. The Company believes it mitigates its risks by investing in or through major financial institutions. Recoverability is dependent upon the performance of the institutions.

  Transactions With Major Customers

     During the fiscal year ended November 30, 2000, the Company derived approximately 53% of its revenues from two major customers. In the prior years ended November 30, 1999 and 1998, the Company had derived approximately 72% and 20%, respectively, of its revenue from one major customer. As at November 30, 2000, the Company has either terminated, or has been terminated, from providing services to such major customers. Accounts receivable from these major customers were approximately $611,000 and $1,020,000 at November 30, 2000 and 1999, respectively.

  Cash and cash equivalents

     All short-term investments with an original maturity of three months or less are considered to be cash equivalents.

  Marketable securities

     The Company's marketable securities consist of corporate commercial paper, auction rate securities, equity securities and real estate investment trusts ("REITs"), all of which are held for varying and indefinite periods of time, pursuant to maturity dates, market conditions and other factors. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all marketable securities are considered to be available-for-sale and are classified as current assets. Accordingly, such securities are stated at fair value, with unrealized gains and losses, net of estimated tax effects, included in other comprehensive (loss) income as a separate component of shareholders' equity, until realized. At November 30, 2000, the Company had approximately $4.4 million in accumulated unrealized losses, and due to the absence of other appreciated capital gain property, a full valuation allowance was taken against the estimated deferred tax asset. This deferred tax asset valuation allowance, taken at November 30, 2000, amounted to approximately $1.8 million. Realized gains and losses on such marketable securities are included in the statement of operations, as a component of "Other income (expense)" and are derived using the specific identification method for determining the cost of securities.

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

                         TRAFFIX, INC. AND SUBSIDIARIES

     Upon retirement or disposal, the asset cost and related accumulated depreciation and amortization are eliminated from the respective accounts and the resulting gain or loss, if any, is included in the results of operations for the period.

  Long-lived assets

     If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company estimates: (a) the future cash flows expected to result from the use of such asset over its remaining useful life and (b) the potential cash flows realizable from its possible disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is measured as a difference between carrying amount and the future discounted cash flows (See Notes 4, 5 and 10).

  Income taxes

     The Company recognizes deferred tax assets and liabilities based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided against assets which are not likely to be realized (see Note 6).

  Advertising and marketing expenses

     The Company's advertising and marketing costs have historically consisted of television broadcast media and related production costs, telemarketing, direct-mail and print media, with all such costs being charged to operations at the time the related advertising and marketing occurred. Total advertising and marketing expenses by segment for fiscal 2000, 1999 and 1998 were as follows:

                                                CONSOLIDATED ADVERTISING AND MARKETING COSTS
                                                          YEAR ENDED NOVEMBER 30,
                                               ----------------------------------------------
                                                   2000            1999             1998
                                               ------------    -------------    -------------
E-commerce...................................   $4,821,540      $     2,084      $        --
Off-line Customer Acquisition services.......    2,721,517       19,534,539       22,081,230
LEC Billed products and services.............      136,485          402,492       24,732,314
Corporate and other..........................           --           32,050          277,924
                                                ----------      -----------      -----------
          Consolidated totals................   $7,679,542      $19,971,165      $47,091,468
                                                ==========      ===========      ===========

                         TRAFFIX, INC. AND SUBSIDIARIES

  Comprehensive (Loss) Income

     The Company presents unrealized gains and losses on its marketable securities as a component of "Comprehensive (loss) income" and are presented below:

                                                       YEAR ENDED NOVEMBER 30,
                                              -----------------------------------------
                                                 2000           1999           1998
                                              -----------    ----------    ------------
Net income (loss)...........................  $ 5,146,870    $3,923,860    $(16,952,618)
Other comprehensive (loss) income, net of
  tax:
  Unrealized (loss) gain from
     available-for-sale securities net of
     income taxes of $-0- for 2000, $704,100
     for 1999 and ($4,337) for 1998.........   (5,431,312)    1,056,150          (6,505)
                                              -----------    ----------    ------------
          Comprehensive (loss) income.......  $  (284,442)   $4,980,010    $(16,959,123)
                                              ===========    ==========    ============

  Segment Information

     Segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. Disclosure is also required about products and services, geographic areas and major customers. The Company's three principle operating segments are: a) E-commerce, b) Off-line Customer Acquisition services, and c) LEC Billed products and services, with the related segment disclosure information presented in Note 13.

  Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to the reserve for customer chargebacks, recoverability of long-lived assets, the realizability of deferred tax assets, fulfillment accruals for customer acquisition costs and valuations relative to long-term investments in privately held companies whose market values are not readily determinable.

2. RELATED PARTY TRANSACTIONS

     In prior fiscal periods, the Company had purchased various mailing lists and design, copyrighting and artistic development services from related entities owned by certain of the Company's officers/shareholders. The agreements required the Company to pay fees equal to 20% of rental revenues and a management fee of 10%, plus any fees in connection with processing and mailing lists. During fiscal 1998 costs of approximately $10,000 were incurred by the Company for such services. During fiscal 1998, the related entities were sold, thereby dissolving the related party relationship as of November 30, 1998.

     The Company incurred approximately $10,000 and $90,800, respectively, during fiscal 1999 and 1998, in accounting fees to a firm having a member who was also a director of the Company up until the time of his resignation in November 1999. In addition, the Company incurred approximately $630,000, $367,000 and $431,000, respectively, during fiscal 2000, 1999 and 1998, in legal fees to a firm having a member who is also a director of the Company.

     The Company incurred approximately $125,000 and $227,000 in compensation expense during the fiscal years ended November 30, 1999 and 1998, respectively, related to an employment agreement that was

                         TRAFFIX, INC. AND SUBSIDIARIES
executed in connection with an acquisition consummated in fiscal 1996. Simultaneous with this acquisition, such principal shareholder was elected as a director of the Company and served in such capacity until his resignation in January 1999. This employment agreement was terminated effective June 1, 1999, commensurate with the Company's termination of its 900 entertainment services business (See Note 7). The principal shareholder of this acquired entity was also the principal shareholder of Psychic Readers Network, currently known as Access Resource Services, Inc. ("ARS"). ARS had previously supplied the Company with substantially all if its live psychic operators during the periods in which the Company was most dependent on 900 entertainment services, principally from inception to May 31, 1998. For the years ended November 30, 1999 and 1998 the Company paid aggregate fees for these live psychic services of approximately $1,019,000 and $7,023,000, respectively, under an agreement with ARS, which was terminated in June of 1999 (See Note 8).

The Company received commissions of approximately $365,000 and $685,000 during fiscal 1999 and 1998, respectively, from ARS for purchasing television media time on their behalf. As of November 30, 1998, the Company had a receivable of $578,000, relating to such commission activity. Effective June 1, 1999, pursuant to the Company's termination of its 900 entertainment services business, ARS assumed the responsibility for all media buying personnel, therefore such revenue ceased at that time and the corresponding receivable was collected (See
Note 8).

     The Company had a consulting agreement with a director/shareholder, which expired on November 30, 1998. Under the terms of such agreement, the director/shareholder provided services in connection with identification and engagement of celebrities to endorse the Company's services, engagement of independent producers to produce commercials and infomercials and the development of new entertainment services. The Company incurred approximately $8,000, $113,000 and $151,000 in expense relating to this agreement in 2000, 1999 and 1998, respectively. Although the consulting agreement has expired, the director/shareholder continued to provide consulting services to the Company until the time of his resignation from all company positions in January of 2000.

3. MARKETABLE SECURITIES

     The carrying amount of the Company's marketable securities is shown in the table below:

                                                       NOVEMBER 30,
                                ----------------------------------------------------------
                                           2000                           1999
                                ---------------------------    ---------------------------
                                   COST        MARKET VALUE       COST        MARKET VALUE
                                -----------    ------------    -----------    ------------
Available-for-sale securities:
  U.S. government
     obligations..............  $        --    $        --     $ 2,542,478    $ 2,540,032
  REITs.......................      940,830        923,163         853,394        726,170
  Corporate commercial
     paper....................   37,449,932     37,331,694      28,373,689     28,370,726
  Equity securities...........    4,671,778        422,033       3,000,000      4,874,997
                                -----------    -----------     -----------    -----------
          Total...............  $43,062,540    $38,676,890     $34,769,561    $36,511,925
                                ===========    ===========     ===========    ===========

     Marketable securities shown in the above table are carried at historical cost, net of unamortized discount of $115,068, and stated at fair value; the cost basis of marketable securities with scheduled maturities within one year were $37,449,932 and $30,916,167 for fiscal 2000 and fiscal 1999, respectively.

                         TRAFFIX, INC. AND SUBSIDIARIES

     Proceeds, realized gains and realized losses from sales of securities classified as available-for-sale for fiscal year 2000, 1999 and 1998 consisted of the following:

                                                2000            1999           1998
                                            ------------    ------------    -----------
Proceeds from sales of securities.........  $329,205,886    $129,560,235    $82,101,333
Gross realized gains......................       943,143          64,718        124,822
Gross realized losses.....................       (79,759)       (559,069)            --

4. PROPERTY AND EQUIPMENT

     Property and equipment for the years ended November 30, 2000 and 1999 consists of the following:

                                                                 2000          1999
                                                              ----------    ----------
Furniture and fixtures......................................  $  173,929    $  173,929
Computers and equipment.....................................   1,051,834     1,091,740
Leasehold improvements......................................      33,113        33,113
                                                              ----------    ----------
                                                               1,258,876     1,298,782
  Less, accumulated depreciation and amortization...........     745,918       482,249
                                                              ----------    ----------
                                                              $  512,958    $  816,533
                                                              ==========    ==========

     Depreciation and amortization expense for the years ended November 30, 2000, 1999 and 1998 was approximately $264,000, $249,000 and $302,000, respectively.

     During the year ended November 30, 2000, the Company evaluated certain capitalized costs associated with internally developed software incurred in fiscal 1999, which was included with computers and equipment at November 30, 1999. The results of the evaluation revealed that the unamortized software costs were fully impaired based on their failure to generate revenue, and their failure to provide cash flow to the Company. During the year ended November 2000, the Company recorded an impairment charge of $265,316 relating to such internally developed software, and is included as a component of other income (expense) "Long-lived asset impairment charges".

5. LONG-TERM INVESTMENTS, AT COST

     The Company's Long-term investments, at cost, include investment interests of less than 20% in private companies without a readily determinable market value. If circumstances exist that indicate the carrying value of such investments is less than their recoverable value the Company assesses the need to record an impairment loss. Key criteria that the Company considers in its evaluation of potential impairment events include, but are not limited to, the underlying investment's failure to meet its operating projections, failure of the investment to raise additional capital or acquire debt financing, failure to obtain and/or, maintain key employees or acquire, or maintain, a specific market share, and the failure of the investments to achieve initial short-term goals as defined in their business plans.

     At November 30, 1999, the Company had invested $2,046,500 of cash into five private companies, carried under the cost method. As of November 30, 2000, four of those five private companies have failed to achieve their initial goals, as set forth in their business plans, and all four of those companies had events that fell within our impairment evaluation criteria. This portion of the Company's impairment loss amounted to $1,546,500, and is included as a component of other income (expense) "Long-lived asset impairment charges".

     The remaining investee, itarget.com, Inc. (which at that time was a privately held company that specialized in on-line permission based e-mail marketing and consumer data information services), was an entity in which the Company had originally invested $500,000 in November 1999. In January 2000, Traffix

                         TRAFFIX, INC. AND SUBSIDIARIES
increased its cost based investment position through the issuance of its common stock pursuant to a stock swap agreement. The agreement required that 229,862 of the Traffix common shares be issued in exchange for 42,372 newly issued Series B, convertible preferred shares of itarget.com, Inc. The Traffix share issuance increased the cost based carrying value of the itarget.com investment by $1,616,206. On March 29, 2000, itarget.com merged with Cybergold, Inc., (at that time a public company that traded as Nasdaq:CGLD). Pursuant to the merger, the Company received Cybergold, Inc. shares in exchange for its itarget.com, Inc. shares. This merger event caused the previously classified long-term, cost based, investment to be transferred to the available-for-sale marketable security classification. The Company recognized a non-monetary, pre-tax, gain of approximately $566,000 on the new accounting basis of the Cybergold, Inc. shares, which is included as a component other income (expense). On April 17, 2000 MyPoints.com, Inc. (Nasdaq:MYPT) agreed to acquire Cybergold, Inc. in a tax-free, stock-for-stock, fixed share transaction. The transaction closed on August 7, 2000, whereby the Company received approximately 117,000 shares of MyPoints.com, Inc. in return for its Cybergold, Inc. shares in accordance with the terms of the merger.

     During the year ended November 30, 2000, the Company expended an additional $1,060,051 on cost based investments. As at November 30, 2000, the Company has evaluated the current year's long-term investments and has recorded an impairment loss of $327,500 against the carrying value of such investments, and is included as a component of other income (expense) "Long-lived asset impairment charges".

6. INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                        YEAR ENDED NOVEMBER 30,
                                                ---------------------------------------
                                                   2000          1999          1998
                                                ----------    ----------    -----------
Federal:
  Current.....................................  $2,191,023    $  365,543    $        --
  Deferred....................................     774,953     1,813,018     (2,593,444)
                                                ----------    ----------    -----------
                                                 2,965,976     2,178,561     (2,593,444)
                                                ----------    ----------    -----------
State:
  Current.....................................     426,922       342,367        525,000
  Deferred....................................      78,856       (62,408)     1,650,980
                                                ----------    ----------    -----------
                                                   505,778       279,959      2,175,980
                                                ----------    ----------    -----------
          Total provision.....................  $3,471,754    $2,458,520    $  (417,464)
                                                ==========    ==========    ===========

     The following is a reconciliation of the income tax expense computed using the statutory federal income tax rate to the actual income tax expense and its effective income tax rate:

                                                        YEAR ENDED NOVEMBER 30,
                                                ---------------------------------------
                                                   2000          1999          1998
                                                ----------    ----------    -----------
Income tax expense (benefit) at federal
  statutory rate..............................  $2,930,332    $2,170,008    $(6,079,529)
State income taxes, net of federal income tax
  benefit.....................................     333,813       184,774        341,250
Goodwill amortization.........................          --            --      3,623,519
Change in valuation allowance.................    (200,000)           --      1,679,082
Nondeductible items...........................     407,609       103,738         18,214
                                                ----------    ----------    -----------
                                                $3,471,754    $2,458,520    $  (417,464)
                                                ==========    ==========    ===========

                         TRAFFIX, INC. AND SUBSIDIARIES

     The components of net deferred tax assets are as follows:

                                                                   NOVEMBER 30,
                                                            --------------------------
                                                               2000           1999
                                                            -----------    -----------
Deferred tax assets:
  Current:
     Accrued expenses and reserves not currently
       deductible.........................................  $ 2,063,314    $ 2,514,414
     Unrealized losses on marketable securities...........    1,754,260             --
     Valuation allowance on unrealized losses.............   (1,754,260)            --
     Capital loss carryforward............................       31,712        263,915
                                                            -----------    -----------
          Total current assets............................    2,095,026      2,778,329
                                                            -----------    -----------
  Non-current:
     Fixed assets and intangibles.........................        9,370        120,624
     Net operating loss...................................    1,541,490      1,741,490
     Valuation allowance..................................   (1,479,082)    (1,679,082)
                                                            -----------    -----------
          Total noncurrent assets.........................       71,778        183,032
                                                            -----------    -----------
          Total assets....................................    2,166,804      2,961,361
Deferred tax liabilities:
  Current:
     Other................................................       59,252        697,106
                                                            -----------    -----------
          Net deferred tax assets.........................  $ 2,107,552    $ 2,264,255
                                                            ===========    ===========

     At November 30, 2000 and 1999, valuation allowances of $1,479,082 and $1,679,082, respectively were established, primarily for state tax net operating losses, which can not be carried back by statute, and have reduced the deferred tax assets to an amount which the Company believes is more likely than not to be realized.

     The Company has approximately $38.9 million of state net operating losses expiring through 2013.

7. REGULATORY ISSUES AND OTHER RISK CONSIDERATIONS

     On September 30, 1998, a letter was received from the Division of Marketing Practices of the Federal Trade Commission (the "FTC") initiating an inquiry into whether the Company had engaged in any unlawful marketing practices. In response to the letter, documents were supplied to the Division by the Company and the Company's regulatory counsel has held informational meetings with Staff of the FTC. The Company's regulatory counsel has been notified by the Staff of the FTC that the investigation has been terminated and no action would be instituted against the Company.

     In the fiscal year ended November 30, 1999, the Company's regulatory counsel has responded to inquiries or subpoenas from attorneys general of Vermont, Pennsylvania and Kansas concerning the Company's marketing practices associated with its LEC based billing services. In the more than nineteen months since the information was sent to Kansas, there has been no follow-up. Similarly, information was sent to Pennsylvania more than sixteen months ago. Also, in the latter part of the fiscal year ending November 30, 1999, Pennsylvania requested additional information, but there has been no other action by that office. The information was furnished to Vermont in February 2000, and the Company has continued to discuss Vermont's request for additional data.

     The Company recently has been asked to enter into a voluntary cease and desist agreement with the Montgomery County (Maryland) Department of Housing and Consumer Affairs. The genesis of this request

                         TRAFFIX, INC. AND SUBSIDIARIES
was certain consumer complaints about 900 services and club products dating from 1997 and 1998 that were addressed at that time. In early 1999, that office requested additional information from the Company, but when the Company asked to discuss the request, the county office did not respond and was not in contact until early 2000, when it presented the cease and desist agreement. The Company has advised the county office that it has not engaged in 900 or other psychic services since May 1998, and has asked the county office to reconsider its request that the Company enter into any agreement.

     To date, the Company has not been subject to any enforcement actions by any regulatory authority.

8. NEW LAUDERDALE AND THE CESSATION OF 900 PAY-PER-CALL BUSINESS

     In December 1994, the Company entered into an agreement with ARS, an unrelated entity at that time, to establish a joint venture known as New Lauderdale, L.C. New Lauderdale operated "900" entertainment services. On September 10, 1996, the Company acquired the remaining 50% interest in New Lauderdale. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased based upon the fair values at the date of acquisition. As a result, approximately $23,159,000 of the purchase price was allocated to goodwill, customer lists and other intangibles, which were being amortized on a
straight-line basis over a period from 1 to 15 years (See Note   10).

     In accordance with the Company's business strategy of separating itself from the 900 Pay-Per-Call business which is reported as a component of LEC Billed products and services (see Note 13), on June 4, 1999, the Company entered into an agreement (the "ARS Agreement") with ARS, pursuant to which the Company agreed to cease conducting, marketing, advertising or promoting certain "stand alone" 900 Pay-Per-Call Psychic Services described in the ARS Agreement (the "900 Psychic Services") directly or indirectly through any affiliate, until January 17, 2001. In addition, the Company agreed to cease its media buying operations which it conducted under the name "Quintel Media" and ARS agreed to assume responsibility for the "Quintel Media" employees and for the lease of the premises used by "Quintel Media" in Fort Lauderdale, Florida, and to acquire the computer equipment and other furniture, fixtures and leasehold improvements used by "Quintel Media" at such premises.

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

     The ARS Agreement was effective as of May 31, 1999. During the fiscal years ended November 30, 2000 and 1999, the Company had recorded royalty revenue under the terms of the ARS Agreement amounting to $ 3.4 million and $2.8 million, respectively, all of which has been collected. Additionally, during the fiscal year 1999, the Company has received $258,808 in consideration for the sale of the media department assets discussed above.

     Amortization expense was $982,173 for the year ended November 30, 1998. During fiscal 1998, the Company determined that the intangibles were impaired (See Note 10).

                         TRAFFIX, INC. AND SUBSIDIARIES

9. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company is obligated under a non-cancelable real property operating lease agreement that expires in fiscal 2006. Future minimum rents consist of the following at November 30, 2000:

2001........................................................  $  282,500
2002........................................................     322,500
2003........................................................     322,500
2004........................................................     322,500
2005........................................................     322,500
Thereafter..................................................     215,000
                                                              ----------
                                                              $1,787,500
                                                              ==========

     The lease contains escalation clauses with respect to real estate taxes and related operating costs. The accompanying financial statements reflect rent expense on a straight-line basis over the term of the lease as required by accounting principles generally accepted in the United States of America. Rent expense was $279,000, $312,000 and $522,422 for fiscal 2000, 1999 and 1998, respectively.

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

     On September 18, 1998, the District Court ordered that the three actions be consolidated, appointed a group of lead plaintiffs in the consolidated actions, approved the lead plaintiffs selection of counsel for the

                         TRAFFIX, INC. AND SUBSIDIARIES
purported class in the consolidated actions, and directed the lead plaintiffs to file a consolidated complaint. The consolidated and amended class action complaint ("Consolidated Complaint") which has been filed asserts the same legal claims based on essentially the same factual allegations as did the Complaints. On February 19, 1999, the Company and the Individual Defendants filed a motion to dismiss the Consolidated Complaint. The District Court has denied the motion to dismiss. The Company and the Individual Defendants have answered the Consolidated Complaint, denying all liability and raising various affirmative defenses. Discovery has commenced. The Company believes that the allegations in the Complaints are without merit, and intends to vigorously defend the consolidated actions. The Company maintains Directors and Officers liability insurance, which the Company believes adequately covers damages, if any, that may arise under the action. No assurance can be given, however, that the outcome of the consolidated actions will not have a materially adverse impact upon the results of operations and financial condition of the Company.

     Traffix is a party to various claims and lawsuits in the ordinary course of business. Litigation in general involves primarily disputes arising from contractual obligations and interpretations. Traffix believes that it has defenses to its litigation and is vigorously contesting all matters. In the opinion of management, final judgment from pending claims and litigation, if any, against the Company would not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

10. SPECIAL CHARGES

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

11. EARNINGS PER SHARE

     The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

                                                        YEAR ENDED NOVEMBER 30,
                                                 --------------------------------------
                                                    2000          1999          1998
                                                 ----------    ----------    ----------
Denominator:
  Denominator for basic earnings per share --
     weighted average shares...................  14,792,734    15,119,610    17,034,531
Effect of dilutive securities:
  Stock options................................     701,929       122,052            --
                                                 ----------    ----------    ----------
  Denominator for diluted earnings per share --
     adjusted weighted average shares..........  15,494,663    15,241,662    17,034,531
                                                 ==========    ==========    ==========

                         TRAFFIX, INC. AND SUBSIDIARIES

     Options and warrants to purchase 515,896, 243,474 and 1,579,796 shares of common stock that were outstanding at November 30, 2000, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

12. STOCK OPTION PLAN AND WARRANTS

     During fiscal 1995, the Company implemented the 1995 Stock Option Plan (the "Stock Option Plan") effective as of October 1995. The Stock Option Plan provides for the grant of options to purchase up to 750,000 shares of the Company's common stock either as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the United States Internal Revenue Code or as options that are not intended to meet the requirements of such section ("Nonstatutory Stock Options"). Options to purchase shares may be granted under the Stock Option Plan to persons who, in the case of Incentive Stock Options, are employees (including officers) of the Company, or, in the case of Nonstatutory Stock Options, are employees (including officers), consultants or nonemployee directors of the Company. The Stock Option Plan was amended in September 1996, June 1997, September 1999 and September 2000 to provide for the granting of options to purchase an additional 500,000, 600,000, 1,000,000 and 2,000,000 shares, respectively, of the Company's common stock. After these amendments, there were a total of 4,850,000 grants made available to purchase the CompanyIs common stock under the Stock Option Plans.

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

     In addition, the Company's Stock Option Plan provides for certain automatic grants of options to the Company's nonemployee directors in consideration for their services performed as directors of the Company and for attendance at meetings. It provides for a one-time automatic grant of an option to purchase 25,000 shares of common stock at market value to those directors who were serving on the Board of Directors at the inception of the Stock Option Plan and also to those persons who become nonemployee directors of the Company in the future, upon their appointment or election as directors of the Company. In addition, the amended Stock Option Plan provides for quarterly grants to each nonemployee director of the Company of options to purchase 6,250 shares of the Company's common stock at the market value on the date of each grant. The Company granted 81,250, 150,000 and 143,750 options to the nonemployee directors during fiscal 2000, 1999 and 1998, respectively.

     The Committee offered all option holders the right to have their options repriced at $1.75 effective September 10, 1998. Total options available and elected for repricing were 1,415,078 and 878,078, respectively. Total options surrendered as a result of the repricing amounted to 587,949. The repricing of the options was in compliance with the provisions of the Stock Option Plan.

                         TRAFFIX, INC. AND SUBSIDIARIES

     A summary of the Company's stock options is as follows:

                                      2000                   1999                   1998
                              --------------------   --------------------   --------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED
                                          AVERAGE                AVERAGE                AVERAGE
                                          EXERCISE               EXERCISE               EXERCISE
                               SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                              ---------   --------   ---------   --------   ---------   --------
Options outstanding,
  beginning of year.........  1,301,864    $2.48     1,304,978    $2.52       938,691    $7.92
Granted.....................    560,250     6.11       153,489     1.58     1,129,374     2.34
Exercised...................   (211,526)    1.96       (89,844)    1.75            --       --
Cancelled or lapsed*........    (14,456)    1.75       (66,759)    2.13      (764,087)*   7.32
                              ---------              ---------              ---------
Options outstanding, end of
  year......................  1,636,132    $3.80     1,301,864    $2.48     1,304,978    $2.52
                              =========    =====     =========    =====     =========    =====
Options exercisable, end of
  year......................  1,521,633              1,006,387                666,563
                              =========              =========              =========
Options available for grant,
  end of year...............  2,741,300              1,279,794                373,307
                              =========              =========              =========
Weighted average fair value
  of options granted during
  the year..................      $4.60                  $1.08                  $1.17
                                  -----                  -----                  -----
                                  -----                  -----                  -----

---------------
* Includes 587,949 shares surrendered in 1998 upon repricing.

     The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized with regard to options granted under the Plan in the accompanying financial statements. If stock-based compensation costs had been recognized based on the estimated fair values at the dates of grant for options awarded during the years ended November 30, 2000, 1999 and 1998, the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                  2000          1999           1998
                                               ----------    ----------    ------------
Net income (loss) -- as reported.............  $5,146,870    $3,923,860    $(16,952,618)
Net income (loss) -- pro forma...............  $3,653,723    $3,758,078    $(18,369,678)
Basic EPS -- as reported.....................  $     0.35    $     0.26    $      (1.00)
Diluted EPS -- as reported...................  $     0.33    $     0.26    $      (1.00)
Basic EPS -- pro forma.......................  $     0.25    $     0.25    $      (1.08)
Diluted EPS -- pro forma.....................  $     0.24    $     0.25    $      (1.08)

     The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for all grants for volatility of 109.6% in 2000, 90% in 1999 and 65.4% in 1998; risk-free interest rate ranging from 5.87% to 6.53% in 2000, 4.53% to 5.89% in 1999 and 4.67% to 4.80% in 1998; and
expected lives of approximately 4.8 years.

                         TRAFFIX, INC. AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at November 30, 2000:

                                 WEIGHTED
                                  AVERAGE      WEIGHTED                    WEIGHTED
                                 REMAINING      AVERAGE                     AVERAGE
   RANGE OF                     CONTRACTUAL   EXERCISABLE     SHARES      EXERCISABLE
EXERCISE PRICE    OUTSTANDING      LIFE          PRICE      EXERCISABLE      PRICE
---------------   -----------   -----------   -----------   -----------   -----------
$ 0.91 - $ 0.91        6,250        3.3         $ 0.91           6,250      $ 0.91
$ 1.50 - $ 2.13      924,882        2.5           1.89         924,882        1.89
$ 2.63 - $ 3.81       37,500        7.8           3.04          37,500        3.04
$ 4.59 - $ 6.75      592,500        8.8           5.97         478,001        6.21
$ 9.00 - $11.31       62,500        7.5           9.96          62,500        9.96
$15.56 - $15.56       12,500       36.6          15.56          12,500       15.56
---------------    ---------       ----         ------       ---------      ------
$ 0.91 - $15.56    1,636,132        4.1         $ 2.49       1,521,633      $ 3.71
===============    =========       ====         ======       =========      ======

     As of November 30, 2000 and 1999, there were 275,818 warrants outstanding to purchase common stock at an exercise price of $8.25 per share. The warrants are exercisable through December of 2000.

     During fiscal 2000 and 1999, options for shares of the Company's common stock were exercised by certain employees and directors. A tax benefit of $448,880 and $123,767 in fiscal 2000 and 1999, respectively, was recorded as an increase to additional paid-in capital and a reduction to income taxes currently payable. No options or warrants were exercised in fiscal 1998.

13. SEGMENT INFORMATION

     The Company's segments operate exclusively in the United States with an immaterial portion of revenue earned in Canada during the fiscal years ended November 30, 1999 and 1998. The accounting policies of the Company's segments are the same as those detailed in Note 1.

     The Company's reportable operating segments are aligned into three fundamental areas: (1) Internet Commerce billed directly to the Company's marketing partners and corporate customers, as well as consumers (E-commerce),
(2) Off-line Customer Acquisition services billed directly to long distance carriers, wireless carriers and other service providing businesses (Off-line Customer Acquisition services) and (3) Products and Services billed to consumers by Local Exchange Carriers (LEC Billed products and services). The balance of the Company's operations, individually immaterial and in the aggregate are included as part of Corporate and other. This business segment delineation is consistent with the Company's management and financial reporting structure based on products and services. The Company evaluates performance based on many factors, with each segment's (a) gross profit and (b) net income excluding (i) special charges, (ii) interest expense, (iii) interest and dividend income, (iv) net gains (losses) on the sale of marketable securities, (v) long-lived asset impairment charges, (vi) gains on non-monetary cost basis exchanges, (vii) other non-operating income, (viii) minority interest income (loss), (ix) depreciation,
(x) amortization and (xi) income taxes (otherwise referred to as EBITDA) forming the primary measurement criteria. The organization shares a common workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate and other. The following tables set forth the Company's financial results, by management performance criteria, by operating segment. All revenues are from non-intersegment sources; therefore no intersegment elimination applies.

                         TRAFFIX, INC. AND SUBSIDIARIES

  Segment Data -- Net revenues

                                                                     NET REVENUE
                                                               YEAR ENDED NOVEMBER 30,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
E-commerce..........................................  $ 9,980,283    $     7,634    $        --
Off-line Customer Acquisition services..............    8,958,774     30,687,009     30,364,096
LEC Billed products and services....................    7,134,831     11,975,622     64,002,365
Corporate and other.................................       20,072        169,575        323,790
                                                      -----------    -----------    -----------
          Consolidated totals.......................  $26,093,960    $42,839,840    $94,690,251
                                                      ===========    ===========    ===========

  Segment Data -- Gross Profit (Loss)

                                                                 GROSS PROFIT (LOSS)
                                                               YEAR ENDED NOVEMBER 30,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
E-commerce..........................................  $ 3,955,273    $     5,550    $        --
Off-line Customer Acquisition services..............    5,948,559      6,270,953     (2,415,511)
LEC Billed products and services....................    6,699,781      9,457,075     17,115,604
Corporate and other.................................       20,072        154,165        (46,957)
                                                      -----------    -----------    -----------
          Consolidated totals.......................  $16,623,685    $15,887,743    $14,653,136
                                                      ===========    ===========    ===========

  Segment Data -- EBITDA

                                                                       EBITDA
                                                               YEAR ENDED NOVEMBER 30,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
E-commerce..........................................  $(1,519,528)   $  (427,253)   $        --
Off-line Customer Acquisition services..............    4,911,084        339,046     (6,913,016)
LEC Billed products and services....................    5,848,243      8,197,531     12,108,335
Corporate and other.................................   (3,501,837)    (2,853,664)    (3,615,036)
                                                      -----------    -----------    -----------
          Consolidated totals.......................  $ 5,737,962    $ 5,255,660    $ 1,580,283
                                                      ===========    ===========    ===========

  Segment Data -- Depreciation and Amortization

                                                             DEPRECIATION AND AMORTIZATION
                                                                YEAR ENDED NOVEMBER 30,
                                                         --------------------------------------
                                                           2000           1999          1998
                                                         --------       --------     ----------
E-commerce..........................................     $ 67,634       $     --     $1,033,949
Off-line Customer Acquisition services..............           --         65,530        101,236
LEC Billed products and services....................           --          9,171             --
Corporate and other.................................      196,035        174,372        148,854
                                                         --------       --------     ----------
          Consolidated totals.......................     $263,669       $249,073     $1,284,039
                                                         ========       ========     ==========

                         TRAFFIX, INC. AND SUBSIDIARIES

  Segment Data -- Special Charges

                                                                     SPECIAL CHARGES
                                                                 YEAR ENDED NOVEMBER 30,
                                                           ------------------------------------
                                                            2000           1999        1998
                                                           ------         ------    -----------
E-commerce..........................................       $   --         $   --    $        --
Off-line Customer Acquisition services..............           --             --             --
LEC Billed products and services....................           --             --     18,514,435
Corporate and other.................................           --             --      1,178,108
                                                           ------         ------    -----------
          Consolidated totals.......................       $   --         $   --    $19,692,543
                                                           ======         ======    ===========

  Segment Data -- Long-Lived Assets

                                                                   LONG-LIVED ASSETS
                                                                YEAR ENDED NOVEMBER 30,
                                                         --------------------------------------
                                                           2000           1999          1998
                                                         --------       --------     ----------
E-commerce..........................................     $ 65,232       $324,283     $       --
Off-line Customer Acquisition services..............           --             --        574,821
LEC Billed products and services....................           --             --             --
Corporate and other.................................      447,726        492,250        569,080
                                                         --------       --------     ----------
          Consolidated totals.......................     $512,958       $816,533     $1,143,901
                                                         ========       ========     ==========

  Segment Data -- Total Assets

                                                                    TOTAL ASSETS
                                                               YEAR ENDED NOVEMBER 30,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
E-commerce..........................................  $ 4,536,473    $ 7,610,364    $        --
Off-line Customer Acquisition services..............    1,461,783      8,249,232     25,790,868
LEC Billed products and services....................    3,120,889      8,411,901     21,413,609
Corporate and other.................................   43,684,914     33,005,782     17,208,667
                                                      -----------    -----------    -----------
          Consolidated totals.......................  $52,804,059    $57,277,279    $64,413,144
                                                      ===========    ===========    ===========

14. SUBSEQUENT EVENT

     On December 22, 2000, Jay Greenwald, the Company's President and Chief Operating Officer, and the Company entered into a Letter Agreement, pursuant to which Mr. Greenwald resigned as an executive officer and employee of the Company. Mr. Greenwald will remain as a member of the Company's Board of Directors. The Letter Agreement provides that (i) in recognition of Mr. Greenwald's service to the Company, he shall receive a one-time severance payment of $115,385; and (ii) Mr. Greenwald shall provide consulting services to the Company through November 30, 2001, for no less than six days a month, pursuant to which he will be paid $10,000 per month, all as to be more specifically set forth in a final written consulting agreement to be negotiated between the Company and Mr. Greenwald at a later date.

                         TRAFFIX, INC. AND SUBSIDIARIES

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for fiscal 2000, 1999 and 1998:

                                                      QUARTER ENDED
                               -----------------------------------------------------------
                               NOVEMBER 30,    AUGUST 31,       MAY 31,       FEBRUARY 29,
                               ------------    -----------    ------------    ------------
2000:
Net revenues.................  $ 8,312,064     $ 7,862,386    $  7,220,864    $ 2,698,646
Gross profit.................    3,300,245       5,067,011       5,856,759      2,399,670
Income before income taxes...      853,284       2,616,751       3,210,748      1,937,841
Net income...................      516,705       1,561,600       1,906,859      1,161,706
Basic income per share.......  $      0.03     $      0.11    $       0.13    $      0.08
Diluted income per share.....  $      0.03     $      0.10    $       0.12    $      0.07
1999:
Net revenues.................  $ 4,526,274     $ 8,084,023    $ 10,423,942    $19,805,601
Gross profit.................    4,275,515       4,503,692       4,056,306      3,052,230
Income before income taxes...    2,393,277       2,390,715         926,273        672,115
Net income...................    1,669,073       1,298,190         555,289        401,308
Basic income per share.......  $      0.12     $      0.09    $       0.03    $      0.03
Diluted income per share.....  $      0.11     $      0.09    $       0.03    $      0.03
1998:
Net revenues.................  $20,285,085     $16,509,577    $ 21,259,988    $36,635,601
Gross (loss) profit..........   (1,624,266)      5,070,872       1,380,175     10,499,027
(Loss) income before income
  taxes......................   (5,068,084)      2,055,824     (20,505,128)     6,147,306
Net (loss) income............   (6,591,590)      1,460,902     (15,510,314)     3,688,384
Basic (loss) income per
  share......................  $     (0.41)    $      0.09    $      (0.91)   $      0.20
Diluted (loss) income per
  share......................  $     (0.41)    $      0.09    $      (0.91)   $      0.20

     During the fourth quarter of fiscal 2000, the Company adjusted certain accrued expenses related to fulfillment accruals ($1,007,237), and accrued annual bonuses ($260,060), the combined effect of which increased fiscal 2000's fourth quarter pre-tax income by $1,267,297.

     The fourth quarter of fiscal 2000 was negatively impacted by long-lived asset impairment charges of $602,500.

     The combined effect of these fourth quarter, fiscal 2000, adjustments increased pre-tax income by $664,797.

     During the fourth quarter of fiscal 1999, there were no material events.

     During the fourth quarter of fiscal 1998, the Company reduced the benefit for income taxes by approximately $2,550,000 due to a change in estimate of the amount of permanent differences, primarily goodwill due to its accelerated write-off, and deferred tax asset valuation reserves.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

           COL. A                COL. B               COL. C                 COL. D           COL. E
           ------             ------------   ------------------------     -------------     -----------
                                                    ADDITIONS
                                             ------------------------
                                BALANCE      CHARGED TO   CHARGED TO                          BALANCE
                              AT BEGINNING   COSTS AND       OTHER        DEDUCTIONS --       AT END
        DESCRIPTION            OF PERIOD      EXPENSES     ACCOUNTS         DESCRIBE         OF PERIOD
        -----------           ------------   ----------   -----------     -------------     -----------
YEAR ENDED NOVEMBER 30, 2000
Reserve for customer
  chargebacks...............  $ 4,618,108     $    --     $   988,669(1)   $ 4,381,737(7)   $ 1,225,040
                              -----------     -------     -----------      -----------      -----------
Reserve for fulfillment
  costs.....................  $ 4,132,809     $    --     $   518,335(2)   $ 3,904,729(8)   $   746,415
                              -----------     -------     -----------      -----------      -----------
Allowance for doubtful
  accounts..................  $        --     $    --     $ 2,551,352(5)   $ 1,756,328(6)   $   795,024
                              -----------     -------     -----------      -----------      -----------

YEAR ENDED NOVEMBER 30, 1999
Reserve for customer
  chargebacks...............  $15,494,138     $    --     $11,968,645(1)   $22,844,675(3)   $ 4,618,108
                              -----------     -------     -----------      -----------      -----------
Reserve for fulfillment
  costs.....................  $ 1,405,248     $    --     $ 7,133,012(2)   $ 4,405,451(4)   $ 4,132,809
                              -----------     -------     -----------      -----------      -----------

YEAR ENDED NOVEMBER 30, 1998
Reserve for customer
  chargebacks...............  $38,196,114     $    --     $56,496,612(1)   $79,198,588(3)   $15,494,138
                              -----------     -------     -----------      -----------      -----------
Reserve for fulfillment
  costs.....................  $        --     $    --     $ 1,405,248(2)   $        --      $ 1,405,248
                              -----------     -------     -----------      -----------      -----------

---------------

(1)  Charges against revenues.
(2)  Charges against cost of sales.
(3)  Chargebacks refunded to consumers.
(4)  Payments made to fulfillment vendors.
(5)  Charges to allowance
(6)  Charges against the allowance
(7)  Chargebacks refunded to consumers.............  $2,556,119
     Prior year chargebacks credited to income.....  $1,825,618   $4,381,737
                                                     -----------------------
(8)  Payments made to fulfillment vendors..........  $  991,169
     Prior year accrual reversals reducing costs...  $2,428,235
     Current year (4th qtr.) accrual reversals.....  $  485,325   $3,904,729
                                                     -----------------------

 EXHIBIT
 NUMBER
---------
 3.1.1      Articles of Incorporation of the Company, as amended.(1)
 3.1.2      Amendment to the Articles of Incorporation of the
            Company.(2)
 3.2        Bylaws of the Company.(3)
10.1        Third Amended and Restated 1996 Stock Option Plan.(4)
10.2        Lease of the Company's offices at One Blue Hill Plaza, Pearl
            River, New York.(5)
10.3        Letter Agreement, dated as of December 22, 2000, by and
            between the Company and Jay Greenwald.(6)
10.4+       Billing and Collection Services Agreement between Federal
            Transtel, Inc. and the Company.(7)(P)
10.5.1      Agreement regarding 900 Pay-Per-Call Psychic Services
            between the Company and Access Resource Services, Inc.(7)
10.5.2      Amendment No. 1 to Exhibit 10.5.1.(7)
10.6.1      Amendment No. 1 to Non-Competition and Right of First
            Refusal Agreement between the Company and Steven L.
            Feder.(7)
10.6.2+     Amendment No. 1 to Non-Competition and Right of First
            Refusal Agreement between the Company and Peter Stolz.(7)
10.6.3+     Amendment No. 1 to Non-Competition and Right of First
            Refusal Agreement between the Company and Thomas H.
            Lindsey.(7)
10.7.1      Redemption Agreement among the Company, Steven L. Feder and
            Defer Limited Partnership.(7)
10.7.2+     Redemption Agreement among the Company, Peter Stolz and the
            P. Stolz Family Limited Partnership, L.P.(7)
10.7.3+     Redemption Agreement among the Company, Thomas H. Lindsey
            and Maslin Limited Partnership.(7)
10.8+       Indemnification Agreement among the Company, Access Resource
            Services, Inc., Steven L. Feder, Peter Stolz, Thomas H.
            Lindsey, Defer Limited Partnership, the P. Stolz Family
            Limited Partnership, L.P. and Maslin Limited Partnership.
            (7)
10.9        Security Agreement between the Company and Access Resource
            Services, Inc.(7)
10.10.1*+   February 1, 2001 Mutual Database License and Marketing
            Agreement between the Company and Naviant Marketing
            Solutions, Inc.
10.10.2*+   June 20, 2000 Database License Agreement between the Company and Naviant Marketing Solutions, Inc.
10.10.3*+   March 30, 2000 Database License Agreement between the
            Company and Naviant Marketing Solutions, Inc.
21*         Subsidiaries of the Company
27*         Financial Data Schedule

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

 (4) Filed as an Exhibit to the Company's Proxy Statement filed with the Commission, dated August 16, 2000 and incorporated herein by reference.

 (5) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 and incorporated herein by reference.

 (6) Filed as an Exhibit to the Company's Current Report on Form 8-K dated December 26, 2000 and incorporated herein by reference.

 (7) Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 4, 1999 and incorporated herein by reference.

(P) Filed by paper with the Commission pursuant to a continuing hardship exemption.