Form 10-Q
period 2001-02-28
TRAFFIX INC
filed 2001-04-16
CIK 1000297

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

                    FOR THE QUARTER ENDED FEBRUARY 28, 2001

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

                              Yes  [X]     No  [ ]

     The number of shares outstanding of the Registrant's common stock is 15,717,425 (as of 04/10/01).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 TRAFFIX, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        QUARTER ENDED FEBRUARY 28, 2001

                               ITEMS IN FORM 10-Q

                                                                          PAGE
                                                                          ----
PART I      FINANCIAL INFORMATION
  Item 1.   Financial Statements........................................     2
  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    12
  Item 3.   Quantitative and Qualitative Disclosures About Market
              Risk......................................................  None
PART II     OTHER INFORMATION
  Item 1.   Legal Proceedings...........................................  II-1
  Item 2.   Changes in Securities and Use of Proceeds...................  None
  Item 3.   Defaults Upon Senior Securities.............................  None
  Item 4.   Submission of Matters to a Vote of Security Holders.........  None
  Item 5.   Other Information...........................................  None
  Item 6.   Exhibits and Reports on Form 8-K............................  II-1
SIGNATURES  ............................................................  II-3

                         TRAFFIX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              FEBRUARY 28,    NOVEMBER 30,
                                                                  2001            2000
                                                              ------------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $17,597,231     $ 4,551,344
  Marketable securities.....................................   24,554,448      38,676,890
  Accounts receivable, trade, net of allowance for doubtful
     accounts of $1,083,160 at February 28, 2001 and
     $795,024 at November 30, 2000..........................    5,787,499       4,354,588
  Deferred income taxes.....................................    2,213,937       2,095,026
  Due from related parties..................................      260,841         467,877
  Prepaid expenses and other current assets.................    1,025,708       1,508,547
                                                              -----------     -----------
          Total current assets..............................   51,439,664      51,654,272
Property and equipment, at cost, net of accumulated
  depreciation..............................................      459,575         512,958
Long-term investments, at cost..............................       60,000         565,051
Deferred income taxes.......................................       71,778          71,778
                                                              -----------     -----------
          Total assets......................................  $52,031,017     $52,804,059
                                                              ===========     ===========
LIABILITIES
Current liabilities:
  Accounts payable..........................................  $ 1,289,336     $ 2,091,331
  Accrued expenses..........................................    2,990,470       3,218,262
  Reserve for customer chargebacks..........................    1,265,994       1,225,040
  Due to related parties....................................      524,501       1,446,619
  Income taxes payable......................................    3,866,879       3,434,995
  Deferred income taxes.....................................       59,252          59,252
                                                              -----------     -----------
          Total current liabilities.........................    9,996,432      11,475,499
                                                              -----------     -----------
SHAREHOLDERS' EQUITY
Preferred stock -- $.001 par value; 1,000,000 shares
  authorized; none issued and outstanding...................           --              --
Common stock -- $.001 par value; authorized 50,000,000
  shares; issued and outstanding 15,716,398 shares and
  15,681,116 shares, respectively...........................       15,716          15,680
Additional paid-in capital..................................   39,272,298      39,208,992
Retained earnings...........................................    4,920,579       8,691,438
Accumulated other comprehensive income (loss)...............       27,892      (4,385,650)
Common stock held in treasury, at cost, 942,853 shares......   (2,201,900)     (2,201,900)
                                                              -----------     -----------
          Total shareholders' equity........................   42,034,585      41,328,560
                                                              -----------     -----------
          Total liabilities and shareholders' equity........  $52,031,017     $52,804,059
                                                              ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                         TRAFFIX, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF (LOSS) INCOME

                                                                   THREE MONTHS ENDED
                                                              ----------------------------
                                                              FEBRUARY 28,    FEBRUARY 29,
                                                                  2001            2000
                                                              ------------    ------------
                                                                      (UNAUDITED)
Net revenue.................................................  $ 4,925,554      $2,698,646
Cost of sales...............................................    1,224,675         298,976
                                                              -----------      ----------
     Gross profit...........................................    3,700,879       2,399,670
Selling, general and administrative expenses................    2,808,481       2,342,590
                                                              -----------      ----------
     Income from operations.................................      892,398          57,080
Other income (expense):
  Interest expense..........................................           --            (300)
  Interest income and dividends.............................      649,952         593,297
  Realized gains on marketable securities...................           --         940,557
  Permanent impairment charges..............................   (4,690,258)             --
  Other non-operating income................................        8,467         347,207
                                                              -----------      ----------
     (Loss) Income before provision for income taxes........   (3,139,441)      1,937,841
Provision for income taxes..................................      631,418         776,135
                                                              -----------      ----------
     Net (loss) income......................................  $(3,770,859)     $1,161,706
                                                              ===========      ==========
Basic (loss) income per share (Note 3):
  Net (loss) income.........................................  $     (0.26)     $     0.08
                                                              -----------      ----------
  Weighted average shares outstanding.......................   14,755,790      14,913,116
                                                              ===========      ==========
Diluted (loss) income per share (Note 3):
  Net (loss) income.........................................  $     (0.26)     $     0.07
                                                              -----------      ----------
  Weighted average shares outstanding.......................   14,755,790      15,853,965
                                                              ===========      ==========

   The accompanying notes are an integral part of these financial statements

                         TRAFFIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   THREE MONTHS ENDED
                                                              ----------------------------
                                                              FEBRUARY 28,    FEBRUARY 29,
                                                                  2001            2000
                                                              ------------    ------------
                                                                      (UNAUDITED)
Cash flows from operating activities:
  Net (loss) income.........................................  $ (3,770,859)   $  1,161,706
  Adjustments to reconcile net (loss) income to net cash
     used in operating activities:
     Depreciation and amortization..........................        61,793          73,399
     Reserve for customer chargebacks.......................        40,954        (859,081)
     Provision for uncollectible accounts...................       288,136              --
     Deferred income taxes..................................      (118,911)        (53,152)
     Net (gains) realized on marketable securities..........            --        (940,557)
     Permanent impairment charges...........................     4,690,258              --
     Amortized discounts and premiums on marketable
       securities...........................................      (116,606)             --
     Changes in assets and liabilities of business:
       Accounts receivable..................................    (1,721,047)      1,216,945
       Prepaid expenses and other current assets............       482,839         163,791
       Accounts payable.....................................      (801,995)       (760,071)
       Income taxes payable.................................       440,276      (1,468,635)
       Due from/to related parties..........................      (715,082)        276,568
       Other, principally accrued expenses..................      (227,792)     (1,141,668)
                                                              ------------    ------------
          Net cash by used in operating activities..........    (1,468,036)     (2,330,755)
                                                              ------------    ------------
Cash flows from investing activities:
  Purchases of securities...................................   (59,862,617)    (69,960,949)
  Proceeds from sales of securities.........................    74,325,000      71,050,187
  Capital expenditures......................................        (8,410)         (7,823)
  Proceeds from (purchases of) long-term investments........         5,000        (500,000)
                                                              ------------    ------------
          Net cash provided by investing activities.........    14,458,973         581,415
                                                              ------------    ------------
Cash flows from financing activities:
  Proceeds from stock options exercised.....................        54,950         242,590
                                                              ------------    ------------
          Net cash provided by financing activities.........        54,950         242,590
                                                              ------------    ------------
  Net increase (decrease) in cash and cash equivalents......    13,045,887      (1,506,750)
  Cash and cash equivalents, beginning of period............     4,551,344       7,939,567
                                                              ------------    ------------
  Cash and cash equivalents, end of period..................  $ 17,597,231    $  6,432,817
                                                              ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                         TRAFFIX, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. GENERAL

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited consolidated financial statements do not include certain information and note disclosures normally required by generally accepted accounting principles. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000. The results of operations for the three months ended February 28, 2001 are not necessarily indicative of the results to be expected for the subsequent quarters ending May 31, 2001, August 31, 2001, or the entire fiscal year ending November 30, 2001. Certain prior year amounts in the unaudited consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform with the current year presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition

     The Company currently earns the most significant portion of revenue from its E-commerce segment pursuant to marketing sale agreements with corporate partners and corporate customers. The provisions of each agreement determine the type and timing of revenue to be recorded, which fall into five basic categories: (1) registration revenue generated from the delivery of qualified registrants to corporate advertisers and marketing partners, (2) "click" or "playing" revenue for the delivery of "on-line traffic" to the websites of our corporate advertisers and marketing partners, (3) fees paid by service businesses for the delivery of qualified customers obtained through the Company's direct marketing e-mail and website programs, (4) transmission of permission based opt-in e-mail advertisements to the Company's on-line database population for the benefit of the Company's corporate advertisers and marketing partners, and (5) rentals and sales of copies of specific segments of its databases to third parties for their proprietary marketing and database enhancements. The Company invoices its customers in accordance with the terms of the underlying agreement, and the related marketing activity delivered and/or marketing service provided. Revenue is recognized at the time the marketing activity is delivered, or service is provided (normally, either daily or weekly), net of estimated contractually specified data qualification allowances, when applicable. Such data qualification allowances provide for delivered registrants who may be pre-existing in the partner's database, undeliverable e-mails and other. In accordance with newly developing revenue recognition pronouncements, specifically Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") issued in December 1999, and in accordance with the Company's historical accounting policies and reporting practices, the Company records all related obligations associated with the related net revenue at its point of recognition. The Company adopted SAB 101 during the three months ended February 28, 2001; such adoption did not materially impact financial position or results of operations. The obligations, previously mentioned, include costs payable to other on-line, as well as off-line, advertisers for registered user acquisitions, fee sharing costs under partner agreements, e-mail message delivery costs, contingent based prize insurance coverage (for potential free on-line lottery winners) and all other variable direct costs associated with completing the Company's obligations relative to the revenue recognized. Such revenue recognition is also subject to provisions based on the probability of collection. In cases where the Company receives advances prior to fulfilling its obligations relative thereon, such revenue is deferred. At February 28, 2001, the Company's accrued expenses included approximately $651,000 of deferred revenue; at November 30, 2000 deferred revenue included in accrued expenses was approximately $692,000. With respect to the concept of capitalization and amortization of

                         TRAFFIX, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

marketing costs, the Company's policy is to expense, as a cost of sale, customer acquisition costs, and all other marketing related costs, at the time the obligation or expense is incurred.

     Revenues from the Company's off-line customer acquisition services (which were inactive during the three months ended February 28, 2001), which historically consisted of residential long distance customer acquisition programs, are recorded upon the achievement of certain events particular to the corresponding program's fulfillment liability. Subsequent to the delivery of the initial sales record to the respective long distance carrier, the Company may be required to provide to the customer certain products and services (fulfillment liability), such as prepaid cellular telephones and/or other premiums. These costs are estimated and accrued, as a component of marketing expense, at the time the associated revenues are recognized. At February 28, 2001 and November 30, 2000, accrued expenses included approximately $745,000 and $746,000 of such costs, respectively. This estimation is adjusted by actual amounts experienced in subsequent periods.

     Revenue from the Company's LEC Billed Product and Service segment (the marketing of such services ceased in November 1998), consists of various enhanced telephone services, principally voice mail services and were recognized, net of an estimated provision for customer chargebacks (which included refunds and credits). Since the provision for customer chargebacks was established prior to the periods in which chargebacks are actually expended, the Company's revenues are adjusted in later periods when the Company's incurred chargebacks vary from the amounts previously estimated.

  Transactions with Major Customers

     During the three months ended February 28, 2001 the Company had three customers in its E-commerce segment who in combination accounted for approximately 42% of consolidated net revenues during the period, and approximately 23% of consolidated net accounts receivable as of February 28, 2001. The Company did not conduct business with these customers in the prior year's comparable period.

     During the three months ended February 29, 2000 the Company's Off-line Customer Acquisition Service segment's primary marketing partner accounted for approximately 34% of net revenues; the three months ended February 28, 2001 did not include revenue from such partner. In the prior fiscal year ended November 30, 2000, the Company executed settlement, termination and release agreements with such marketing partner. Under the termination agreement, certain amounts were placed in escrow to secure the potential liability to such marketing partner arising under a legal proceeding commenced in Minnesota against that marketing partner in September of 2000. The Company has not been directly named in this action. Amounts remaining in escrow are included in the Company's accounts receivable, and were approximately $611,000 at February 28, 2001 and November 30, 2000.

                         TRAFFIX, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

3. EARNINGS PER SHARE

     The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

                                                                   THREE MONTHS ENDED
                                                              ----------------------------
                                                              FEBRUARY 28,    FEBRUARY 29,
                                                                  2001            2000
                                                              ------------    ------------
DENOMINATOR:
  Denominator for basic earnings per share -- weighted
     average shares.........................................   14,755,790      14,913,116
Effect of dilutive securities:
  Stock options.............................................           --         940,849
                                                               ----------      ----------
  Denominator for diluted earnings per share -- adjusted
     weighted average shares................................   14,755,790      15,853,965
                                                               ==========      ==========

Options and warrants to purchase 2,339,729 and 140,308 shares of common stock for the three months ended February 28, 2001 and February 29, 2000, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

4. COMPREHENSIVE INCOME (LOSS)

     Unrealized gains and losses on the Company's marketable securities are reported in comprehensive income (loss) and accumulated other comprehensive income (loss). Comprehensive income (loss) is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." Excluding net income, a company's source of comprehensive (loss) income would ordinarily include the after tax net unrealized gains and (losses) on available-for-sale securities. Based on the presence of unrealized capital losses (such capital losses' deferred tax asset had being fully devalued at November 30, 2000), in excess of the current quarters unrealized gains, a full credit was taken against the estimated deferred tax liability attributable to the unrealized gains arising in the three months ended February 28, 2001. At November 30, 2000 a full valuation allowance was taken against the estimated deferred tax asset attributable to the unrealized losses based on the absence of other appreciated capital gain property. The components of comprehensive income (loss) are presented below:

                                                                 THREE MONTHS ENDED
                                                            ----------------------------
                                                            FEBRUARY 28,    FEBRUARY 29,
                                                                2001            2000
                                                            ------------    ------------
Net (loss) income.........................................  $(3,770,859)    $ 1,161,706
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from available-for-sale securities,
  arising during the period, net of income taxes of $-0-
  and ($749,000), respectively............................      163,797      (1,123,000)
Less: reclassification adjustment for loss realized in net
  income..................................................    4,190,207              --
                                                            -----------     -----------
Comprehensive income......................................  $   583,145     $    38,706
                                                            ===========     ===========

5. ADVERTISING EXPENSES

     Currently the material portion of the Company's advertising expenses are comprised of (1) costs associated with the transmission of e-mail advertisements, (2) costs associated with on-line customer acquisition, (3) costs associated with third party database use and the related revenue sharing fees paid to

                         TRAFFIX, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

such marketing partners, and (4) e-mail program promotional and creative development costs. Such costs are charged to operations (1) at the time of the e-mail transmission, (2) upon receipt of the qualified customer acquisition data, (3) at the time of the e-mailing, or at the time the results of the third party mailings are determined, depending on the underlying agreement, and (4) at the time the promotional and creative services are provided.

     In previous fiscal periods, advertising expense had consisted of television broadcast media and related production costs, outbound and inbound telemarketing, direct-mailings, and print media. During the fiscal year ended November 30, 2000, the Company began to concentrate its efforts in the Internet direct marketing sector and as such moved away form its previous methods of advertising.

     To the extent payments are made for qualified marketing information, in advance of the delivery of such information the Company expenses such pre-payments over the shorter of the contract period or upon receipt of the qualified marketing information. Total advertising and marketing expenses, included in the cost of sales, for the three months ended February 28, 2001 and February 29, 2000 were approximately $1,060,000 and $195,000, respectively. Included in prepaid expenses and other current assets at February 28, 2001 and November 30, 2000, were approximately $482,000 and $655,000, respectively relating to the unamortized portion of qualifying customer marketing information prepayments.

6. MARKETABLE SECURITIES AND LONG TERM INVESTMENTS, AT COST

     During the three months ended February 28, 2001, the Company recognized losses (through a permanent impairment charge) of $4,190,207 on its available-for-sale marketable securities. The underlying securities (the historical carrying values of such securities were reduced to their related closing prices on February 28, 2001) and related recognized losses are as follows; (1) My Points, Inc. (Nasdaq: MYPT), $2,553,778, (2) SkyMall, Inc. (Nasdaq: SKYM), $1,386,429, and (3) Predict It, Inc. (Nasdaq: PRIT.OB), $250,000. The Company has continually evaluated the carrying value of such investments, and in terms of risk at the individual company level coupled with risk at the market level, the Company's evaluation as of April 1, 2001 indicated that the decline in the related securities was "other-than-temporary". As a result of this analysis the Company adjusted the "cost basis" of these securities, effective February 28, 2001, to the closing prices on that date and realized the corresponding loss. This loss is included in the Company's other income (expense), "Permanent impairment charges" for the three months ended February 28, 2001.

     During the fiscal year ended November 30, 2000 the Company had invested approximately $500,000 in a private company, and carried the investment under the cost method. After continued review of such investment, and the investments consistent failure to achieve significant goals set forth in its business and financing plans, such investment fell within the Company's impairment evaluation criteria. According to the above analysis the Company's impairment loss for the three months ended February 28, 2001 amounted to $500,051, and is included as a component of other income (expense) "Permanent impairment charges".

     In January 2000 of the prior fiscal year, the Company increased its cost based long-term investment in itarget.com, Inc. ("itarget" at that time was a privately held company that specialized in on-line permission based e-mail marketing and consumer data information services). The increased investment was made pursuant to a stock swap agreement that required the Company to issue 229,862 of its common shares in exchange for 42,372 newly issued Series B, convertible preferred shares of itarget. The Company's share issuance increased the cost based carrying value of itarget by $1,616,206. This cost based investment increase was a noncash investing activity. The Company had originally invested $500,000 in November 1999.

     During the three months ended February 29, 2000, the Company sold 240,000 shares of its investment in SkyMall, Inc.(Nasdaq: SKYM) at an average price of $9.17 per share, yielding total proceeds to the Company of approximately $2.2 million, and a corresponding gain of approximately $941,000. This gain is

                         TRAFFIX, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

included in the Company's other income (expense) "Realized (losses) gains on marketable securities" for the three months ended February 29, 2000.

7. SEGMENT INFORMATION

     The Company's reportable operating segments are aligned into three fundamental areas: (1) Internet Commerce billed directly to the Company's marketing partners and corporate customers for on-line marketing (E-commerce Segment), (2) Off-line Customer Acquisition services for traditional off-line direct marketing programs (with such services having been historically billed directly to long distance carriers, wireless carriers and other service providing businesses)(during the three months ended February 28, 2001 this segment did not generate revenue) (Off-line Customer Acquisition Services Segment) and (3) Products and Services billed to consumers, on behalf of the Company, by Local Exchange Carriers (LEC Billed Products and Services Segment). The balance of the Company's operations, individually immaterial and in the aggregate are included as part of Corporate and other. This business segment delineation is consistent with the Company's management and financial reporting structure based on products and services. The Company evaluates performance based on many factors, with each segment's (a) gross profit and (b) EBITDA which is net income excluding (i) special charges, (ii) interest expense, (iii) interest and dividend income, (iv) realized net (losses) gains on marketable securities, (v) long-lived asset impairment charges, (vi) gains on non-monetary cost basis exchanges, (vii) other non-operating income, (viii) minority interest income (loss), (ix) depreciation, (x) amortization and (xi) income taxes, forming the primary measurement criteria. The organization shares a common workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate and other. The following tables set forth the Company's financial results, by management performance criteria, by operating segment. All revenues are from non-intersegment sources; therefore no intersegment elimination applies. Summarized financial information by business segment is as follows:

  Segment Data -- Net Revenue

                                                              FOR THE THREE MONTHS ENDED:
                                                              ----------------------------
                                                              FEBRUARY 28,    FEBRUARY 29,
                                                                  2001            2000
                                                              ------------    ------------
E-commerce..................................................   $4,120,566      $   49,318
Off-line Customer Acquisition Services......................           --         919,782
LEC Billed Products and Services............................      804,988       1,702,806
Corporate and other.........................................           --          26,740
                                                               ----------      ----------
     Consolidated totals....................................   $4,925,554      $2,698,646
                                                               ==========      ==========

                         TRAFFIX, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

  Segment Data -- Gross Profit

                                                              FOR THE THREE MONTHS ENDED:
                                                              ----------------------------
                                                              FEBRUARY 28,    FEBRUARY 29,
                                                                  2001            2000
                                                              ------------    ------------
E-commerce..................................................   $2,966,097      $  (79,665)
Off-line Customer Acquisition Services......................      (13,127)        836,268
LEC Billed Products and Services............................      747,909       1,616,327
Corporate and other.........................................           --          26,740
                                                               ----------      ----------
     Consolidated totals....................................   $3,700,879      $2,399,670
                                                               ==========      ==========

  Segment Data -- EBITDA

                                                              FOR THE THREE MONTHS ENDED:
                                                              ----------------------------
                                                              FEBRUARY 28,    FEBRUARY 29,
                                                                  2001            2000
                                                              ------------    ------------
E-commerce..................................................   $1,238,631     $(1,002,765)
Off-line Customer Acquisition Services......................     (135,068)        452,091
LEC Billed Products and Services............................      666,786       1,519,451
Corporate and other.........................................     (816,158)       (838,298)
                                                               ----------     -----------
     Consolidated totals....................................   $  954,191     $   130,479
                                                               ==========     ===========

  Segment Data -- Depreciation and Amortization

                                                              FOR THE THREE MONTHS ENDED:
                                                              ----------------------------
                                                              FEBRUARY 28,    FEBRUARY 29,
                                                                  2001            2000
                                                              ------------    ------------
E-commerce..................................................    $ 6,434         $27,513
Off-line Customer Acquisition Services......................         --              --
LEC Billed Products and Services............................         --              --
Corporate and other.........................................     55,359          45,886
                                                                -------         -------
     Consolidated totals....................................    $61,793         $73,399
                                                                =======         =======

9. LITIGATION

     On or about October 25, 2000, the Company instituted proceedings before the American Arbitration Association against Talk.com Holding Corp. ("Talk") (Case No. 13Y 180 01000 00), seeking money damages to be determined during the proceedings, but believed to amount to at least $7 million, and other relief.

     The relief sought arises from Talk's October 2000 termination of a series of agreements entered into between the Company and Talk between April and September 2000 (the "Talk Agreements"), pursuant to which the Company provided marketing services to Talk directed at the acquisition of residential long distance customers for Talk. The Talk Agreements obligated Talk to pay the Company fees for successful customer acquisitions on Talk's behalf. Talk has denied that the Company is entitled to the relief sought because Talk claims that it rightfully terminated the Talk Agreements; and it has asserted a counterclaim seeking to recover expenses it has or will incur in the amount of $880,000, and a refund from the Company of approximately

                         TRAFFIX, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

$6.75 million due to the Company's alleged breaches of the Talk Agreements. The Company believes that there is no merit to Talk's counterclaims, and intends to vigorously defend against them in the arbitration.

     On April 3, 2001, the parties to the Class Action entered into an agreement in principle to settle the Class Action. Under the terms of the proposed settlement, the Company's insurers will pay an aggregate of $3.2 million in the settlement of the Action. The agreement in principle is subject to a number of contingencies, including the negotiation and execution of a Stipulation of Settlement, the approval of the District Court, and the entry of an Order and Final Judgment by the District Court. There can be no assurance that the final settlement agreement will be entered into by the parties, or that the District Court will approve the settlement. See "Forward Looking Information May Prove Inaccurate".

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

OVERVIEW

     During the fiscal year ended November 30, 2000 ("Fiscal 2000"), Traffix, Inc., formerly known as Quintel Communications, Inc. (the "Company"), implemented its strategy of migrating and expanding its direct marketing activities to the Internet. This included the launching of the website, www.GroupLotto.com, which is an on-line "data engine", and at the same time offers an Internet user the ability to participate in a free on-line lottery. As a result of this Internet emphasis, the Company's E-commerce segment revenue increased to approximately $4.1 million during the three months ended February 28, 2001, from $49,318 during the three months ended February 29, 2000. During the three months ended February 28, 2001, the Company also continued to generate residual revenue from one of its historical income sources, LEC Billed products and services ($804,988). The most significant portion of the LEC Billed products and services revenue ($486,406), was attributable to royalty payments made to the Company by Access Resource Services, Inc. ("ARS"), pursuant to the terms of a series of 1999 agreements between the Company and ARS (the "Transaction Agreements"). The Transaction Agreements provided, in part, that ARS would make royalty payments to the Company through January 16, 2001 in consideration for the Company's undertaking to refrain from offering certain telephone entertainment services. In future quarters, the Company will no longer realize revenue from the Transaction Agreements.

     Historically, the Company had primarily been engaged in the direct marketing of various telecommunications products and services (LEC Billed Products and Services Segment). It had also provided customer acquisition products and services to long distance and wireless carriers (Off-line Customer Acquisition Services Segment). In the offering of these products and services the Company utilized conventional off-line marketing channels including television, telemarketing, direct mail and print advertising. Its revenues were generated primarily through fees paid for customer acquisitions and ongoing commissions earned under revenue sharing arrangements with carriers.

     Today, Traffix, Inc. is a database marketing and management company that utilizes the GroupLotto website and its databases to generate revenue from direct marketing related activities, primarily over the Internet. Such on-line databases, both proprietary and partnered, contain information on over 13 million permission-based, on-line consumers. Additionally, the Company continues to maintain an off-line database in excess of 49 million combined off-line postal addresses and phone numbers.

     During the fourth quarter of Fiscal 2000, the Company changed its name to Traffix, Inc. from Quintel Communications, Inc. This change was made to better depict the Company's business plan and strategy of generating and directing consumer traffic for both on-line and off-line businesses.

     The Company generates revenue from three main sources. First, it generates revenue when consumers register for and play the free on-line lottery at the GroupLotto website. The Company is paid by its advertising clients when players elect to view the advertisements for, or otherwise enroll with, such advertisers. Second, the Company has and continues to accumulate a large list of consumer data, such as e-mail addresses, postal addresses and telephone numbers, from individuals who have granted the Company permission to market to them on-line. The Company then sends on-line offers and promotions to these individuals on behalf of its marketing clients. The Company also sends certain of these on-line offers and promotions to the databases of third party marketing affiliates on a revenue share or fixed price basis. The Company gets paid for sales or leads generated for these offers (cost-per-acquisition or "cpa"), and also on a traditional cost-per-thousand ("cpm") of e-mails sent basis. Third, the Company rents (for one time usage) its databases, and sells copies of specific segments of its databases, to third parties for direct marketing by on-line, telemarketing or regular mail channels. Reflected in the Company's E-commerce segment, the combination of these on-line activities represented approximately 84%, or $4.1 million, of the Company's net revenues during the three months ended February 28, 2001, when compared to approximately 2%, or $ 49,000 of the Company's net revenue during the comparable prior year period. During the separate three month periods ended May 31, 2000, August 31, 2000 and November 30, 2000, the Company's E-commerce segment accounted for the following percentages of net revenues (%%%), and net revenues ($$$), respectively: 16%, or $1.2 million; 42%, or $3.3 million; and, 66%, or $5.4 million.

     The Company's expansion in, and dependence on, its on-line direct marketing efforts, coupled with the continued unproven reliability and profitability of the E-commerce marketplace and the Company's initial E-commerce segment operating losses incurred in Fiscal 2000, should all be considered when referring to the Company's current three month results, as well as its prior historical results, in evaluating the Company's future operations, cash flows, and financial position.

     In facilitating the execution of the expansion of the Company's direct marketing activities into the Internet, in Fiscal 1999 and 2000, the Company created a portfolio of strategic marketing partnerships with Internet-based companies, E-commerce retailers and off-line product and service providers. The Company believes such companies were looking to expand their customer reach by way of the Internet through the use of the Company's direct marketing skills. In certain cases, when entering into marketing partnerships with another entity, the Company also simultaneously took an equity position in such company. Certain of these investments, which were carried as "available-for-sale" securities in the Company's audited financial statements for the year ended November 30, 2000, have suffered severe declines in their respective market values, with such declines having been reflected in the shareholders' equity section thereof as "Other Comprehensive Losses". During the three months ended February 28, 2001, the Company realized "other than temporary" declines in this portfolio of marketable securities, and made a corresponding reclassification adjustment reducing "Other Comprehensive (Loss)" (a balance sheet contra equity account), and reflecting an approximate $4.2 million "Realized (loss) on marketable securities" (an income statement account). The reclassification mentioned above did not affect the Company's book value per share. During the three month period ended February 28, 2001, the Company recorded an approximate $500,000 loss attributable to an impairment of a long-term investment. The Company's book value was negatively impacted to the extent of the loss.

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

     The Company's reportable operating segments are aligned into three fundamental areas: (1) Internet Commerce billed directly to the Company's marketing partners and corporate customers for online marketing (E-commerce Segment), (2) Off-line Customer Acquisition Services for traditional off-line direct marketing programs (with such services having been historically billed directly to long distance carriers, wireless carriers and other service providing businesses), for which no revenue was generated during the three months ended February 28, 2001 (Off-line Customer Acquisition Services Segment), and (3) Products and Services billed to consumers, on behalf of the Company, by Local Exchange Carriers (LEC Billed Products and Services

Segment). The balance of the Company's operations, immaterial both individually and in the aggregate, are included as part of Corporate and other. This business segment delineation is consistent with the Company's management and financial reporting structure based on products and services.

The Company evaluates performance based on many factors, with each segment's (a) gross profit and (b) EBITDA, which is net income excluding (i) special charges,
(ii) interest expense, (iii) interest and dividend income, (iv) realized net (losses) gains on marketable securities, (v) long-lived asset impairment charges, (vi) gains on non-monetary cost basis exchanges, (vii) other non-operating income, (viii) minority interest income (loss), (ix) depreciation,
(x) amortization and (xi) income taxes, forming the primary measurement criteria. The organization shares a common workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate and other.

RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three month periods ended February 28, 2001 and February 29, 2000, respectively. It should be read in conjunction with the Company's Form 10-K as filed for the year ended November 30, 2000, the Notes thereto and other financial information included elsewhere in this report.

THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

     The Company's net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three month periods ended February 28, 2001 and February 29, 2000, are detailed in the following tables:

  Segment Data -- Net Revenues, by Segment Component

                                                        THREE MONTHS ENDED
                                                    ---------------------------     CHANGE      CHANGE
                                                    FEBRUARY 28,   FEBRUARY 29,    INC(DEC)    INC(DEC)
                                                        2001           2000          $$$         %%%
                                                    ------------   ------------   ----------   --------
E-COMMERCE
GroupLotto Site...................................   $1,087,544     $   49,318     1,038,226     2105%
E-mail............................................   $2,134,937     $       --     2,134,937      100%
E-800.............................................   $  524,186     $       --       524,186      100%
Data sales........................................   $  373,899     $       --       373,899      100%
                                                     ----------     ----------    ----------     ----
Total E-commerce..................................   $4,120,566     $   49,318     4,071,248      100%
                                                     ----------     ----------    ----------     ----

OFF-LINE CUSTOMER ACQUISITION SERVICES COMPONENTS
Long distance customer acquisitions...............           --         42,446       (42,446)    -100%
Long distance usage commissions...................           --        877,336      (877,336)    -100%
                                                     ----------     ----------    ----------     ----
Total Off-line Customer Acquisition Services......           --     $  919,782      (919,782)    -100%
                                                     ----------     ----------    ----------     ----

LEC BILLED PRODUCTS AND SERVICES COMPONENTS
"900" Entertainment Service termination
  royalties.......................................   $  486,406     $  760,101      (273,695)     -36%
Club 900 Products.................................           --        151,319      (151,319)    -100%
Enhanced Services, principally voice mail.........      318,582        791,386      (472,804)     -60%
                                                     ----------     ----------    ----------     ----
Total LEC Billed Products and Services............      804,988     $1,702,806      (897,818)     -53%
                                                     ----------     ----------    ----------     ----

CORPORATE AND OTHER COMPONENTS
Miscellaneous products, list revenue and other....                  $   26,740       (26,740)     100%
                                                     ----------     ----------    ----------     ----
Total Consolidated Net Revenue....................   $4,925,554     $2,698,646    $2,226,908       83%
                                                     ==========     ==========    ==========     ====

     Net Revenue increased $2,226,908, or 83%, to $4,925,554 for the three months ended February 28, 2001 from $2,698,646 in the comparable prior year period. The increase was the result of the Company's net revenue growth in its E-commerce Segment of approximately $4.1 million, offset by decreases in revenues generated from its (a) Off-line Customer Acquisition Services Segment ($919,782) and (b) LEC Billed Products and Services Segment ($897,818). For a detailed discussion of the decrease in Off-line Customer Acquisition Services Segment revenues see "-- Transactions with Major Customers". The decline in the LEC Billed Products and Services Segment was due to the continuing residual effects of the Company's termination of the active marketing of such services in fiscal 1998, and the expiration of the Transaction Agreements on January 16, 2001. See "-- Service Bureaus and Local Exchange Carriers" and "-- Prior Year Transactions Impacting Current and Future Fiscal Periods" for an expanded discussion of such decreases.

     The Company's cost of revenues during the three months ended February 28, 2001 and February 29, 2000 were comprised of (1) direct and indirect marketing costs associated with the procurement and retention of customers, including direct response e-mail marketing costs, marketing partner profit-participation costs, promotional costs and premium fulfillment costs, and (2) the related contingent-based prize insurance expense, billing fees, collection fees, and customer service costs. In the fiscal periods prior to November 30, 1999, the Company's cost of revenues were offset by net revenue generated from certain premium offerings made in conjunction with the Company's marketing of other products and services. The Company terminated the marketing of these products and services in conjunction with the Transaction Agreements, all as more fully described in "-- Prior Year Transactions Impacting Current and Future Fiscal Periods". All such residual revenue from those premium offerings have been reflected in the Company's other income (expense) section pursuant to the termination of the related long distance customer acquisition marketing program at November 30, 1999. For the three months ended February 28, 2001, such revenues included in "Other non-operating income" were approximately $8,500, compared to approximately $347,000 for the prior year's comparable period.

     The Company's cost of revenues for the three months ended February 28, 2001 and February 29, 2000 are presented below:

  Segment Data -- Cost of Sales

                                                                      FOR THE PERIODS:
                                                     ---------------------------------------------------
                                                         THREE MONTHS ENDED
                                                     ---------------------------     CHANGE      CHANGE
                                                     FEBRUARY 28,   FEBRUARY 29,    INC(DEC)    INC(DEC)
                                                         2001           2000          $$$         %%%
                                                     ------------   ------------   ----------   --------
E-commerce.........................................   $1,154,469      $128,983     $1,025,486     795%
Off-line Customer Acquisition Services.............       13,127        83,514        (70,387)    -84%
LEC Billed Products and Services...................       57,079        86,479        (29,400)    -34%
Corporate and other................................           --            --             --      --
                                                      ----------      --------     ----------     ---
          Total....................................   $1,224,675      $298,976     $  925,699     310%
                                                      ----------      --------     ----------     ---

  Consolidated Cost of Sales, by Segment, by Component

                                                    FOR THE THREE MONTHS ENDED:
                                                   -----------------------------     CHANGE      CHANGE
                                                   FEBRUARY 28,    FEBRUARY 29,     INC(DEC)    INC(DEC)
                                                       2001            2000           $$$         %%%
                                                   ------------    -------------   ----------   --------
E-COMMERCE
ADVERTISING, PROMOTION AND FULFILLMENT COSTS
E-mail marketing and related delivery costs......   $  427,162       $  2,611      $  424,551      100%
Customer procurement costs.......................      442,413             --         442,413      100%
Marketing partner revenue share costs............      157,649             --         157,649      100%
Promotional and creative development costs.......       19,750        113,271         (93,521)     -83%
                                                    ----------       --------      ----------     ----
     Total E-commerce Advertising................   $1,046,974       $115,882      $  931,092      803%
                                                    ----------       --------      ----------     ----

                                                    FOR THE THREE MONTHS ENDED:
                                                   -----------------------------     CHANGE      CHANGE
                                                   FEBRUARY 28,    FEBRUARY 29,     INC(DEC)    INC(DEC)
                                                       2001            2000           $$$         %%%
                                                   ------------    -------------   ----------   --------
SERVICE BUREAU FEES
Contingent based prize insurance costs...........   $  107,495       $ 13,101          94,394      721%
                                                    ----------       --------      ----------     ----
     Total E-commerce Cost of Sales..............   $1,154,469       $128,983      $1,025,486      795%
                                                    ----------       --------      ----------     ----

OFF-LINE CUSTOMER ACQUISITION SERVICES
ADVERTISING, PROMOTION AND FULFILLMENT COSTS
Telemarketing and related costs..................   $    5,563       $ 10,524      $   (4,961)     -47%
Premium fulfillment costs........................        7,564         72,990         (65,426)     -90%
                                                    ----------       --------      ----------     ----
     Total Off-line Acquisition Cost of Sales....   $   13,127       $ 83,514      $  (70,387)     -84%
                                                    ----------       --------      ----------     ----

LEC BILLED PRODUCTS AND SERVICES
ADVERTISING, PROMOTION AND FULFILLMENT COSTS
Telemarketing and related costs..................   $       --       $ (6,610)     $    6,610      100%
Premium fulfillment costs........................                       1,908          (1,908)    -100%
                                                    ----------       --------      ----------     ----
     Total LEC Billed Advertising................   $       --       $ (4,702)     $    4,702     -100%
                                                    ----------       --------      ----------     ----

SERVICE BUREAU FEES
Billing and collection fees......................   $   57,079       $ 91,181         (34,102)     -37%
                                                    ----------       --------      ----------     ----
     Total LEC Billed Cost of Sales..............   $   57,079       $ 86,479      $  (29,400)     -34%
                                                    ----------       --------      ----------     ----
          Total Cost of Sales....................   $1,224,675       $298,976      $  925,699      310%
                                                    ----------       --------      ----------     ----

     Cost of revenues increased $925,699, or 310%, to $1,224,675 for the three months ended February 28, 2001 from $298,976 in the comparable prior year period. The increase is directly attributable to the significant increase in the Company's E-commerce activities when compared to the prior comparable period. During the three months ended February 28, 2001, the Company e-mailed approximately 390 million promotional pieces compared to a negligible amount being mailed in the prior year's comparable period. The Company's subsidiary, GroupLotto.com, acquired approximately 3.4 million members in its database, including 740,000 new registered players during the three months ended February 28, 2001, compared to a negligible amount acquired in the prior year's comparable period. Service bureau fees increased by approximately $60,000, or 58%. The primary factor contributing to this increase was due to increased activity at the Company's GroupLotto.com website, and the attendant contingent-based prize insurance, offset by decreases in service bureau fees related to the decreased revenues recorded in the Company's LEC Billed Products and Services Segment. These service bureau sensitive LEC Billed Product and Services revenue decreased approximately 60%, or $472,804, when compared to the three months ended February 29, 2000.

     The Company's selling, general and administrative expenses ("SG&A") are principally comprised of (i) compensation costs and related expenses for executive, sales, finance, information systems and general administration personnel, (ii) professional fees, (iii) insurance costs, (iv) occupancy and other equipment rental costs, (v) site development, maintenance and modification costs related to the Company's E-commerce segment, and (vi) all other general and miscellaneous corporate expense items.

     The Company's SG&A expenses for the three months ended February 28, 2001 and February 29, 2000 are presented, on a segmental basis, below:

  Consolidated -- Selling, General and Administrative Expenses

                                                 FOR THE PERIODS ENDED:
                                              ----------------------------
                                                   THREE MONTHS ENDED
                                              ----------------------------    CHANGE --    CHANGE --
                                              FEBRUARY 28,    FEBRUARY 29,    INC(DEC)     INC(DEC)
                                                  2001            2000           $$$          %%%
                                              ------------    ------------    ---------    ---------
E-commerce..................................   $1,733,900      $  950,613     $ 783,287        82%
Off-line Customer Acquisition Services......      121,941         384,177      (262,236)      (68)%
LEC Billed Products and Services............       81,123          96,876       (15,753)      (16)%
Corporate and other.........................      871,517         910,924       (39,407)       (4)%
                                               ----------      ----------     ---------       ---
     Consolidated Totals....................   $2,808,481      $2,342,590     $ 465,891        20%
                                               ==========      ==========     =========       ===

  Consolidated SG&A Expenses, by Segment, by Component

                                                 FOR THE PERIODS ENDED:
                                              ----------------------------
                                                   THREE MONTHS ENDED
                                              ----------------------------    CHANGE --    CHANGE --
                                              FEBRUARY 28,    FEBRUARY 29,    INC(DEC)     INC(DEC)
                                                  2001            2000           $$$          %%%
                                              ------------    ------------    ---------    ---------
E-COMMERCE
Compensation costs and related expenses.....   $  730,701       $228,475      $ 502,226       220%
Professional fees...........................      122,119          5,219        116,900      2240%
Insurance costs.............................       61,864         63,030         (1,166)       (2)%
Occupancy and equipment costs...............       57,458         28,994         28,464        98%
Site development, maintenance and
  modifications.............................      616,158        557,514         58,644        11%
All other corporate level expenses..........      145,600         67,381         78,219       116%
                                               ----------       --------      ---------      ----
     Total SG&A E-commerce segment..........   $1,733,900       $950,613      $ 783,287        82%
                                               ==========       ========      =========      ====
OFF-LINE CUSTOMER ACQUISITION SERVICES
Compensation costs and related expenses.....   $   39,767       $240,750      $(200,983)      (83)%
Professional fees...........................           --         51,417        (51,417)     (100)%
Insurance costs.............................       61,864         45,425         16,439        36%
Occupancy and equipment costs...............        6,632         20,895        (14,263)      (68)%
All other corporate level expenses..........       13,678         25,690        (12,012)      (47)%
                                               ----------       --------      ---------      ----
     Total SG&A Off-line segment............   $  121,941       $384,177      $(262,236)      (68)%
                                               ==========       ========      =========      ====
LEC BILLED PRODUCTS AND SERVICES
Compensation costs and related expenses.....   $   39,624       $ 14,941      $  24,683       165%
Professional fees...........................           --          2,561         (2,561)     (100)%
Insurance costs.............................       30,932         47,038        (16,106)      (34)%
Occupancy and equipment costs...............        6,632         21,637        (15,005)      (69)%
All other corporate level expenses..........        3,935         10,699         (6,764)      (63)%
                                               ----------       --------      ---------      ----
     Total SG&A LEC segment.................   $   81,123       $ 96,876      $ (15,753)      (16)%
                                               ==========       ========      =========      ====
CORPORATE AND OTHER
Compensation costs and related expenses.....   $  559,935       $405,313      $ 154,622        38%
Professional fees...........................      196,426        292,495        (96,069)      (33)%
Insurance costs.............................          845             --            845       100%
Occupancy and equipment costs...............           --          5,955         (5,955)     (100)%
All other corporate level expenses..........      114,311        207,161        (92,850)      (45)%
                                               ----------       --------      ---------      ----
     Total SG&A -- Corporate and Other......   $  871,517       $910,924      $ (39,407)       (4)%
                                               ==========       ========      =========      ====

     SG&A expenses increased $465,891, or 20%, to $2,808,481 for the three months ended February 28, 2001 from $2,342,590 in the comparable prior year period. The increase in SG&A is primarily attributable to the Company's expansion of its E-commerce activities. As detailed above, E-commerce SG&A increased approximated $783,000 for the three months ended February 28, 2001 over the three months ended February 29, 2000. Such increase principally resulted from a rise in compensation costs due to increased personnel requirements (and all associated costs of insurance, payroll taxes and overhead utilization) necessary to support the Company's expansion into E-commerce, and increased professional fees within the segment. The E-commerce segment's SG&A increase was partially offset by decreases realized in the Company's Off-line Customer Acquisition Services Segment, with such segment's expense decrease directly correlating to the absence of related revenue activity during the three months ended February 28, 2001.

     The Company's components of "Other income(expense)" for the three months ended February 28, 2001 and February 29, 2000 are presented below:

  Consolidated Other Income (Expense)

                                               FOR THE PERIODS ENDED:
                                            ----------------------------
                                                 THREE MONTHS ENDED
                                            ----------------------------     CHANGE --     CHANGE --
                                            FEBRUARY 28,    FEBRUARY 29,     INC(DEC)      INC(DEC)
                                                2001            2000            $$$           %%%
                                            ------------    ------------    -----------    ---------
OTHER INCOME (EXPENSE):
Interest expense..........................  $        --      $     (300)    $      (300)     (100)%
Interest income and dividends.............      649,952         593,297          56,655        10%
Realized net (losses) gains on marketable
  securities..............................   (4,190,207)        940,557      (5,130,764)     (546)%
Long-lived asset impairment charge........     (500,051)             --        (500,051)      100%
Other non-operating income:
  Residual revenues from terminated
     programs.............................        8,467         347,207        (338,740)      (98)%
                                            -----------      ----------     -----------      ----
     Total Consolidated Other Income
       (Expense)..........................  $(4,031,839)     $1,880,761     $(5,913,200)     (314)%
                                            ===========      ==========     ===========      ====

     During the three months ended February 28, 2001, the Company recognized losses due to what the Company believes to be "other than temporary" declines in the value of its marketable security portfolio. These securities had "mark-to-market" valuation adjustments in previous quarters, with such adjustments being classified in "other comprehensive income (loss)" (a contra equity account on the Company's balance sheet) pursuant to their "available-for-sale" classification. Such non-cash pretax recognized losses amounted to $4,190,207 during the three months ended February 28, 2001.

     The Company evaluated its long-term investments during the quarter ended February 28, 2001 and during the period subsequent to February 28, 2001, and has determined that an investment made in a privately held company during Fiscal 2000 is impaired. A long-lived asset impairment write down, related to this continuing evaluation, of $500,051 was charged to the period ended February 28, 2001.

     During the three months ended February 29, 2000, the Company disposed of approximately 240,000 shares of SkyMall, Inc. (Nasdaq:SKYM) and recorded a recognized gain of approximately $941,000.

     The Company's effective income tax rate is a result of the combination of federal income taxes at statutory rates, and state taxes, subject to the effects of valuation allowances taken against the "realizability" of deferred tax assets. The Company recorded income tax expense during the three-month period ended February 28, 2001 on a pre-tax loss of approximately $3.1 million. This tax expense is due to the Company taking full valuation allowances against the future tax benefits attributable to (a) capital losses generated from recognized losses on marketable securities, and (b) a "long-lived asset impairment" charge, both taken during the three months ended February 28, 2001. The Company's effective tax rate was approximately 40% for the three-month period ended February 29, 2000. Such deferred tax asset valuation allowance was taken at

February 28, 2001 due to the absence of any appreciated capital gain property (available for the potential generation of capital gain income) to offset the capital losses realized in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

     At February 28, 2001, the Company had cash and cash equivalents of approximately $17.6 million, reflecting an increase of approximately $13.0 million, compared to the $4.6 million in cash and cash equivalents held at November 30, 2000. At February 28, 2001 the Company had marketable securities of $24.6 million compared to $38.7 million at November 30, 2000.

     During the three months ended February 28, 2001, net cash used in operating activities was approximately $1.5 million. The significant components resulting in this use of cash were from: (i) increases in accounts receivable, primarily attributable to net revenues generated by the Company from its E-commerce segment, (ii) payments on amounts due to related parties, and (iii) payments on trade payables and accrued expenses, with such uses offset by decreases in prepaid expenses and increases in income taxes payable.

     During the three months ended February 28, 2001, approximately $14.4 million of net cash was provided by investing activities, resulting from approximately $14.4 million provided by net proceeds from the sale of investments in short term, high-grade commercial paper which was transferred to money market accounts included in cash and cash equivalents at February 28, 2001. The Company's commercial paper position decreased to approximately $23.1 million as at February 28, 2001, when compared to approximately $37.3 million at November 30, 2000. During the three months ended February 28, 2001, yields on high-grade, short term paper and money market accounts were equivalent. This was the reason for the shift out of commercial paper. Subsequent to February 28, 2001, the Company has taken advantage of higher interest rates offered on high-grade commercial paper and auction rate securities, with maturities ranging between twelve and eighteen months, and has correspondingly moved liquid assets out of money market funds and back into short term paper.

     On March 20, 2001, subsequent to the end of the current quarter, the Company made a $5 million payment to the Internal Revenue Service ("IRS") based upon the current status of tax audits covering the tax years January 1, 1996 to December 31, 1999. This payment was made to reduce the Company's interest expense upon a final settlement, which is expected to be reached in the current fiscal year. The Company currently anticipates it will expend approximately $1 million in additional funds upon settlement of the tax audits. The IRS adjustment had been factored into the Company's tax accrual and corresponding earnings in a prior fiscal year, therefore the Company does not expect to recognize a future impact on earnings for these payments.

     Cash provided by financing activities during the three months ended February 28, 2001 amounted to $54,950, all of which was provided by the exercise of the Company's stock options.

     Historically, the Company's primary cash requirements have been to fund the cost of advertising and promotion, with additional funds having been used in the purchasing of equipment and services in connection with the commencement of new business lines and further development of businesses currently being test marketed. During the fiscal year ended November 30, 2000, the Company executed its on-line direct marketing strategy. The Company's future plans and business strategy continue to call for its Internet based E-commerce segment to be its primary operating focus, with management's intention being for such segment to supply a material portion of future revenues. If the Company's on-line activities fail to generate sufficient revenue, then the continuation of the Company's on-line growth could have an impact on the Company's capital and liquidity resources relating to possible expenditures for (a) marketing campaigns, (b) product development costs, (c) site development and maintenance, and related technology based costs, (d) potential on-line business acquisitions, or (e) other unexpected costs. During the fiscal year ended November 30, 1999, the Company's Internet business plan and strategy prompted the Company to terminate the active marketing of its legacy products and services. Accordingly, this legacy activity may contribute, in a significantly decreasing degree, to the Company's cash flows and net income in subsequent fiscal periods, as was the case during the three months ended February 28, 2001. This should be considered when using the Company's historical results in evaluating future operations, cash flows and financial position. Nevertheless, the Company continues to explore opportunities to offer other LEC Billed Products and Services in the future, if determined to be in the best interests of the Company.

     Under currently proposed operating plans and assumptions, management believes that projected cash flows from operations and available cash resources will be sufficient to satisfy the Company's anticipated cash requirements for at least the next twelve months. Currently, the Company does not have any material long-term obligations, nor does the Company intend to incur any long-term obligations in the near future. As the Company seeks to extend its reach into the E-commerce arena, as well as identify new and other consumer oriented products and services, the Company may use existing cash reserves, long-term financing (if appropriate), or other means to finance such diversification. See "Forward Looking Information May Prove Inaccurate".

PRIOR YEAR TRANSACTIONS IMPACTING CURRENT AND FUTURE FISCAL PERIODS

     In June 1999, the Company entered into the "Transaction Agreements", including the Agreement Regarding 900 Pay-Per-Call Psychic Services (the "900 Agreement"), dated as of May 26, 1999, by and between the Company and ARS, pursuant to which the Company agreed to refrain until January 17, 2001 from conducting, marketing, advertising or promoting certain "stand alone" 900 Pay-Per-Call Psychic Services described in the 900 Agreement (the "900 Psychic Services") directly or indirectly through any affiliate. In addition, the Company agreed to cease the conduct of the media buying operation which it conducted under the name "Quintel Media" and ARS agreed to assume responsibility for the "Quintel Media" employees and for the lease of the premises used by "Quintel Media" in Fort Lauderdale, Florida, and to acquire the computer equipment and other furniture, fixtures and leasehold improvements used by "Quintel Media" at such premises.

     In consideration for the Company's acceptance of the terms of the 900 Agreement, ARS and any of its affiliates offering 900 Pay-Per-Call Psychic Services and/or membership club services, agreed to pay to the Company certain royalty fees ("900" Entertainment Service termination royalties, included in the Company's LEC Billed Products and Services Segment) relative to such service offerings. ARS was required to pay such royalty fees from and after the consummation of the transactions contemplated by the Transaction Agreements, and until January 16, 2001. For the three months ended February 28, 2001 and February 29, 2000, these royalties amounted to approximately $486,000 and $760,000, or 10% and 28%, respectively, of the Company's net revenues.

     As at April 9, 2001, $167,731 remains outstanding and uncollected. Such amount represents the royalty receivable for the period January 1, 2001 to the termination date of January 16, 2001.

TRANSACTIONS WITH MAJOR CUSTOMERS

     During the three months ended February 28, 2001, the Company had three customers within its E-commerce segment who, in combination, accounted for approximately 42% of consolidated net revenues during the three-month period ended February 28, 2001, and approximately 23% of consolidated net accounts receivable as of February 28, 2001. The Company did not conduct business with these customers in the prior year's comparable period.

     During the three months ended February 29, 2000, the Company derived approximately 34% of net revenues from one major customer in its Off-line Customer Acquisition Services Segment. During the fiscal year ended November 30, 2000, the Company derived approximately 53% of its revenues from two major customers (see below). In the years ended November 30, 1999 and 1998, the Company had derived approximately 72% and 20%, respectively, of its revenue from one major customer. As at November 30, 2000, the Company had either terminated, or had been terminated, from providing services to such major customers. Accounts receivable from these major customers were approximately $611,000 at February 28, 2001 and November 30, 2000.

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

     The Company entered into a series of agreements with Talk.com Holding Corp. ("Talk") during the fiscal year ended November 30, 2000, pursuant to which the Company provided marketing services to Talk directed at the acquisition of residential long distance customers for Talk. Such agreements obligated Talk to pay the Company fees for its successful customer acquisitions on behalf of Talk. In October 2000, Talk terminated its agreements with the Company and, accordingly, the Company no longer realizes any continuing revenues therefrom. The Company has commenced legal proceedings to contest what it believes to be Talk's wrongful termination of its agreements with the Company. See "Legal Proceedings".

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

     As a result of such LEC imposed billing cessation, in November 1998, the primary billing service provider for the Company's enhanced services, Billing Information Concepts Corporation ("BIC"), terminated its arrangement with the Company for providing billing for the Company's enhanced services. BIC continued to service all data relating to post-billing adjustments to records billed prior to BIC's self-imposed billing cessation. In December 1998, the Company entered into an agreement with Transtel, whereby Transtel provided the billing services previously provided by BIC. In effect, between the termination of the BIC billing service arrangement and the commencement of billing under the agreement with Transtel (approximately two months), the Company was unable to bill for any enhanced services provided. The Company continues to bill an attriting customer base relative to these enhanced services resulting in net revenues of approximately $319,000 and $791,000, for the three months ended February 28, 2001 and February 29, 2000, respectively. The Company expects this decrease in enhanced services revenue to continue, and does not expect such revenues to contribute materially to future fiscal periods.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On or about October 25, 2000, the Company instituted proceedings before the American Arbitration Association against Talk.com Holding Corp. ("Talk") (Case No. 13Y 180 01000 00), seeking money damages to be determined during the proceedings, but believed to amount to at least $7 million, and other relief.

     The relief sought arises from Talk's October 2000 termination of a series of agreements entered into between the Company and Talk between April and September 2000 (the "Talk Agreements"), pursuant to which the Company provided marketing services to Talk directed at the acquisition of residential long distance customers for Talk. The Talk Agreements obligated Talk to pay the Company fees for successful customer acquisitions on Talk's behalf. Talk has denied that the Company is entitled to the relief sought because Talk claims that it rightfully terminated the Talk Agreements; and it has asserted a counterclaim seeking to recover expenses it has or will incur in the amount of $880,000, and a refund from the Company of approximately $6.75 million due to the Company's alleged breaches of the Talk Agreements. The Company believes that there is no merit to Talk's counterclaims, and intends to vigorously defend against them in the arbitration.

     On April 3, 2001, the parties to the Class Action entered into an agreement in principle to settle the Class Action. Under the terms of the proposed settlement, the Company's insurers will pay an aggregate of $3.2 million in the settlement of the Action. The agreement in principle is subject to a number of contingencies, including the negotiation and execution of a Stipulation of Settlement, the approval of the District Court, and the entry of an Order and Final Judgment by the District Court. There can be no assurance that the final settlement agreement will be entered into by the parties, or that the District Court will approve the settlement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

EXHIBIT
NUMBER
-------
 3.1.1   Articles of Incorporation of the Company, as amended(1)
 3.1.2   Amendment to the Articles of Incorporation of the Company(2)
 3.2     By-Laws of the Company(3)

---------------
(1) Filed as an Exhibit to the Company's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998, and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (the "S-1 Registration Statement"), dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.

     (b) Reports on Form 8-K.

     On December 20, 2000 the Company filed a Current Report on Form 8-K, announcing the appointment of Jack Silver and Charles W. Stryker to its Board of Directors and the resignation of Jay Greenwald as its President and Chief Operating Officer. Other than the foregoing the Company did not file any reports on Form 8-K during the first quarter of the fiscal year ending November 30, 2001.

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

                                          TRAFFIX, INC.

                                          By: /s/  JEFFREY L. SCHWARTZ
                                            ------------------------------------
                                                    Jeffrey L. Schwartz
                                                Chairman, CEO and President
                                               (Principal Executive Officer)

Date: April 16, 2001

                                          By: /s/     DANIEL HARVEY
                                            ------------------------------------
                                                       Daniel Harvey
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: April 16, 2001