Form 10-Q
period 2001-05-31
TRAFFIX INC
filed 2001-07-16
CIK 1000297

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

                       FOR THE QUARTER ENDED MAY 31, 2001

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

                              Yes  [X]     No  [ ]

     The number of shares outstanding of the Registrant's common stock is 15,722,592 (as of 07/13/01).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 TRAFFIX, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           QUARTER ENDED MAY 31, 2001

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

                         TRAFFIX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                MAY 31,      NOVEMBER 30,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 7,166,096    $ 4,551,344
  Marketable securities.....................................   31,108,084     38,676,890
  Accounts receivable, trade, net of allowance for doubtful
     accounts of $1,343,333 at May 31, 2001 and $795,024 at
     November 30, 2000......................................    5,580,929      4,354,588
  Deferred income taxes.....................................    2,060,135      2,095,026
  Due from related parties..................................      211,722        467,877
  Prepaid expenses and other current assets.................    2,539,775      1,508,547
                                                              -----------    -----------
          Total current assets..............................   48,666,741     51,654,272
Property and equipment, at cost, net of accumulated
  depreciation..............................................      839,432        512,958
Long-term investments, at cost..............................      114,000        565,051
Deferred income taxes.......................................       71,778         71,778
                                                              -----------    -----------
          Total assets......................................  $49,691,951    $52,804,059
                                                              ===========    ===========
LIABILITIES
Current liabilities:
  Accounts payable..........................................  $ 1,371,375    $ 2,091,331
  Accrued expenses..........................................    3,376,850      3,218,262
  Reserve for customer chargebacks..........................    1,209,564      1,225,040
  Due to related parties....................................      352,931      1,446,619
  Income taxes payable......................................           --      3,434,995
  Deferred income taxes.....................................       59,252         59,252
                                                              -----------    -----------
          Total current liabilities.........................    6,369,972     11,475,499
                                                              -----------    -----------
SHAREHOLDERS' EQUITY
Preferred stock -- $.001 par value; 1,000,000 shares
  authorized; none issued and outstanding...................           --             --
Common stock -- $.001 par value; authorized 50,000,000
  shares; issued and outstanding 15,719,091 shares and
  15,681,116 shares, respectively...........................       15,719         15,680
Additional paid-in capital..................................   39,277,522     39,208,992
Retained earnings...........................................    5,936,063      8,691,438
Accumulated other comprehensive income (loss)...............      294,575     (4,385,650)
Common stock held in treasury, at cost, 942,853 shares......   (2,201,900)    (2,201,900)
                                                              -----------    -----------
          Total shareholders' equity........................   43,321,979     41,328,560
                                                              -----------    -----------
          Total liabilities and shareholders' equity........  $49,691,951    $52,804,059
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                         TRAFFIX, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                         -------------------------    --------------------------
                                          MAY 31,        MAY 31,        MAY 31,        MAY 31,
                                            2001          2000           2001           2000
                                         ----------    -----------    -----------    -----------
                                                               (UNAUDITED)
Net revenue............................  $5,828,543    $ 7,220,864    $10,754,097    $ 9,919,510
Cost of sales..........................   1,647,737      1,364,105      2,625,602      1,663,081
                                         ----------    -----------    -----------    -----------
     Gross profit......................   4,180,806      5,856,759      8,128,495      8,256,429
Selling, general and administrative
  expenses.............................   3,057,357      2,735,401      6,112,648      5,077,988
                                         ----------    -----------    -----------    -----------
     Income from operations............   1,123,449      3,121,358      2,015,847      3,178,441
Other income (expense):
  Interest expense.....................          --             --             --           (300)
  Interest income and dividends........     494,309        583,154      1,144,261      1,176,451
  Realized (losses) gains on marketable
     securities........................      (1,776)       (38,336)        (1,776)       902,221
  Permanent impairment charges.........          --     (1,345,734)    (4,690,258)    (1,345,734)
  Gain on non-monetary cost basis
     exchange..........................          --        565,572             --        565,572
  Other non-operating income...........      79,883        324,734         88,350        671,941
                                         ----------    -----------    -----------    -----------
     Income (loss) before provision for
       income taxes....................   1,695,865      3,210,748     (1,443,576)     5,148,592
Provision for income taxes.............     680,381      1,303,889      1,311,799      2,080,025
                                         ----------    -----------    -----------    -----------
     Net income (loss).................  $1,015,484    $ 1,906,859    $(2,755,375)   $ 3,068,567
                                         ==========    ===========    ===========    ===========
Basic income (loss) per share (Note 3):
  Net income (loss)....................  $     0.07    $      0.13    $     (0.19)   $      0.21
                                         ----------    -----------    -----------    -----------
  Weighted average shares
     outstanding.......................  14,768,211     14,918,656     14,763,992     14,806,436
                                         ==========    ===========    ===========    ===========
Diluted income (loss) per share (Note
  3):
  Net income (loss)....................  $     0.07    $      0.12    $     (0.19)   $      0.20
                                         ----------    -----------    -----------    -----------
  Weighted average shares
     outstanding.......................  15,267,926     15,682,441     14,763,992     15,658,748
                                         ==========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                         TRAFFIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     SIX MONTHS ENDED
                                                              ------------------------------
                                                                 MAY 31,          MAY 31,
                                                                  2001             2000
                                                              -------------    -------------
                                                                       (UNAUDITED)
Cash flows from operating activities:
  Net (loss) income.........................................  $  (2,755,375)   $   3,068,567
  Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
     Depreciation and amortization..........................        140,897          147,435
     Reserve for customer chargebacks.......................        (15,476)      (2,514,197)
     Provision for uncollectible accounts...................        548,309               --
     Gain on non-monetary cost-basis exchange...............             --         (565,572)
     Deferred income taxes..................................         34,891          814,935
     Realized (losses) gains on marketable securities.......         (1,776)         902,221
     Permanent impairment charges...........................      4,690,258        1,345,734
     Amortized discounts and premiums on marketable
       securities...........................................       (208,603)        (117,832)
     Changes in assets and liabilities of business:
       Accounts receivable..................................     (1,774,650)      (1,019,177)
       Prepaid expenses and other current assets............     (1,031,228)         355,270
       Accounts payable.....................................       (719,956)        (803,389)
       Income taxes payable.................................     (3,426,601)        (250,814)
       Due from/to related parties..........................       (837,533)          13,174
       Other, principally accrued expenses..................        158,588         (841,202)
                                                              -------------    -------------
          Net cash (used in) provided by operating
            activities......................................     (5,198,255)         535,153
                                                              -------------    -------------
Cash flows from investing activities:
  Purchases of securities...................................   (124,597,572)    (141,878,148)
  Proceeds from sales of securities.........................    132,866,774      138,029,231
  Capital expenditures......................................       (467,372)         (56,775)
  Purchases of long-term investments........................        (49,000)      (1,060,051)
                                                              -------------    -------------
          Net cash provided by (used in) investing
            activities......................................      7,752,830       (4,965,743)
                                                              -------------    -------------
Cash flows from financing activities:
  Proceeds from stock options exercised.....................         60,177          321,735
                                                              -------------    -------------
          Net cash provided by financing activities.........         60,177          321,735
                                                              -------------    -------------
  Net increase (decrease) in cash and cash equivalents......      2,614,752       (4,108,855)
  Cash and cash equivalents, beginning of period............      4,551,344        7,939,567
                                                              -------------    -------------
  Cash and cash equivalents, end of period..................  $   7,166,096    $   3,830,712
                                                              -------------    -------------

   The accompanying notes are an integral part of these financial statements.

                         TRAFFIX, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. GENERAL

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited consolidated financial statements do not include certain information and note disclosures normally required by generally accepted accounting principles. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000. The results of operations for the three and six months ended May 31, 2001 are not necessarily indicative of the results to be expected for the subsequent quarter ending August 31, 2001, or for the entire fiscal year ending November 30, 2001. Certain prior year amounts in the unaudited consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform with the current year presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition

     The Company currently earns the most significant portion of revenue from its E-commerce segment pursuant to marketing agreements with marketing partners and corporate customers (collectively, "Corporate Customers"). The provisions of each agreement determine the type and timing of revenue to be recorded. The Company generates its E-commerce revenue from the following five basic categories: (1) delivery of consumer traffic to the websites and inbound telemarketing call centers of our Corporate Customers (e.g., click-thrus from the game banners on the Company's GroupLotto.com website), (2) delivery of pre-qualified consumer data to our Corporate Customers as a result of consumers' responses to targeted questions and surveys (e.g., an affirmative response to a question on a GroupLotto.com game banner relating to saving money on long distance service), (3) delivery of consumer data to our Corporate Customers with respect to the consumers who have registered for our Corporate Customers products or services (e.g., a consumer who registered via the GroupLotto.com registration page to receive on-line promotions from our Corporate Customers),
(4) delivery of a sale or completed application for our Corporate Customers products or services (e.g., a consumer who responds to a Traffix e-mail promotion on behalf of a Corporate Customer by completing an application on-line for a credit card), and (5) rentals and sales of copies of specific segments of its databases to Corporate Customers for their proprietary marketing and database enhancements. The Company invoices its customers in accordance with the terms of the underlying agreement, and the related marketing activity delivered and/or marketing service provided. Revenue is recognized at the time the marketing activity is delivered, or service is provided (normally, either daily or weekly), net of estimated contractually specified data qualification allowances, when applicable. Such data qualification allowances may include duplications, invalid addresses, age restrictions and other allowances. In accordance with newly developing revenue recognition pronouncements, specifically Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") issued in December 1999, and in accordance with the Company's historical accounting policies and reporting practices, the Company records all related obligations associated with the related net revenue at its point of recognition. The Company adopted SAB 101 during the three months ended February 28, 2001; such adoption did not materially impact financial position or results of operations. The obligations, previously mentioned, include costs payable to other on-line, as well as off-line, advertisers for registered user acquisitions, fee sharing costs under partner agreements, e-mail message delivery costs, contingent based prize indemnification coverage (for potential free on-line lottery winners) and all other variable costs directly associated with completing the Company's obligations relative to the revenue

                         TRAFFIX, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

recognized. Such revenue recognition is also subject to provisions based on the probability of collection. In cases where the Company receives advances prior to fulfilling its obligations relative thereon, such revenue is deferred until the obligation is fulfilled. At May 31, 2001, the Company's accrued expenses included approximately $661,000 of deferred revenue relating to such advances; at November 30, 2000 deferred revenue included in accrued expenses was approximately $692,000. With respect to the concept of capitalization and amortization of marketing costs, the Company's policy is to expense, as a cost of sale, customer acquisition costs, and all other related marketing costs, at the time the obligation or expense is incurred.

     Revenues from the Company's off-line customer acquisition services (which were inactive during the three and six month periods ended May 31, 2001), historically consisted primarily of residential long distance customer acquisition programs, and are recorded upon the achievement of certain events particular to the corresponding program's fulfillment liability. Subsequent to the delivery of the initial sales record to the respective long distance carrier, the Company may be required to provide to the customer certain products and services (fulfillment liability), such as prepaid cellular telephones and/or other premiums. These costs are estimated and accrued, as a component of marketing expense, at the time the associated revenues are recognized. At May 31, 2001 and November 30, 2000, accrued expenses included approximately $738,000 and $746,000 of such costs, respectively. This estimation is adjusted by actual amounts experienced in subsequent periods.

     Revenue from the Company's LEC Billed Product and Service segment (the Company has not marketed such services since November 1998), consists of various enhanced telephone services, principally voice mail services that are recognized net of an estimated provision for customer chargebacks (which includes refunds and credits). Since the provision for customer chargebacks was established prior to the periods in which chargebacks are actually expended, the Company's revenues are adjusted in later periods when the Company's incurred chargebacks vary from the amounts previously estimated.

  Transactions with Major Customers

     During the three and six months ended May 31, 2001 the Company had four customers in its E-commerce segment who in combination accounted for approximately 48.3% and 47.5% of consolidated net revenues during the periods, respectively, and approximately 36% of consolidated net accounts receivable as of May 31, 2001. The Company did not conduct business with these customers in the prior year's comparable period and the related consolidated accounts receivable from such companies were negligible at November 30, 2000.

     During the prior fiscal year's three and six month periods ended May 31, 2000 the Company's Off-line Customer Acquisition Service segment's primary marketing partner accounted for approximately 52% and 47% of net revenues, respectively; the three and six months ended May 31, 2001 did not include revenue from such partner. In the prior fiscal year ended November 30, 2000, the Company executed settlement, termination and release agreements with such marketing partner. Under the termination agreement, certain amounts were placed in escrow to secure the potential liability to such marketing partner arising under a legal proceeding commenced in Minnesota against that marketing partner in September of 2000. The Company has not been named in this action. Amounts remaining in escrow are included in the Company's accounts receivable, and were approximately $635,000 at May 31, 2001 and $611,000 at November 30, 2000. (See "Transactions with Major Customers" which follows "Management's Discussion and Analysis of Financial Condition".)

                         TRAFFIX, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

3. EARNINGS PER SHARE

     The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                          -----------------------   -----------------------
                                           MAY 31,      MAY 31,      MAY 31,      MAY 31,
                                             2001         2000         2001         2000
                                          ----------   ----------   ----------   ----------
DENOMINATOR:
  Denominator for basic earnings per
     share -- weighted average shares...  14,768,211   14,918,656   14,763,992   14,806,436
Effect of dilutive securities:
  Stock options.........................     499,715      763,785           --      852,312
                                          ----------   ----------   ----------   ----------
  Denominator for diluted earnings per
     share -- adjusted weighted average
     shares.............................  15,267,926   15,682,441   14,763,992   15,658,748
                                          ==========   ==========   ==========   ==========

Options and warrants to purchase 887,146 and 353,146 shares of common stock for the three months ended May 31, 2001 and 2000, respectively, and 2,369,081 and 247,233 for the six months ended May 31, 2001 and 2000, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

4. COMPREHENSIVE INCOME (LOSS)

     Unrealized gains and losses on the Company's marketable securities are reported in comprehensive income (loss) and accumulated other comprehensive income (loss). Comprehensive income (loss) is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." Excluding net income, a company's source of comprehensive income (loss) would ordinarily include the after tax net unrealized gains and (losses) on available-for-sale securities. Based on the presence of unrealized capital losses (such capital losses' deferred tax assets have been fully devalued at February 28, 2001 and November 30, 2000), in excess of the current three and six month period unrealized gains, a full credit was taken against the estimated deferred tax liability attributable to the unrealized gains arising in the three and six month periods ended May 31, 2001. At November 30, 2000 and February 28, 2001, full valuation allowances were taken against the estimated deferred tax assets attributable to the unrealized losses based on the absence of other appreciated capital gain property. The components of comprehensive income (loss) are presented below:

                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                       ------------------------   -------------------------
                                        MAY 31,       MAY 31,       MAY 31,       MAY 31,
                                          2001         2000          2001          2000
                                       ----------   -----------   -----------   -----------
Net income (loss)....................  $1,015,484   $ 1,906,859   $(2,755,375)  $ 3,068,567
Other comprehensive income (loss),
  net of tax:
Unrealized gain (loss) from
  available-for-sale securities,
  arising during the periods
  indicated, net of income taxes of
  $-0- and $1,000,828, $-0- and
  $2,829,248, respectively...........     266,683    (1,501,242)      430,480    (2,743,872)
Less: reclassification adjustment for
  loss realized in net (loss)........          --            --     4,190,207            --
                                       ----------   -----------   -----------   -----------
Comprehensive income.................  $1,282,167   $   405,617   $ 1,865,312   $   324,695
                                       ==========   ===========   ===========   ===========

                         TRAFFIX, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

5. ADVERTISING EXPENSES

     Currently the material portion of the Company's advertising expenses is comprised of (1) costs associated with the transmission of e-mail advertisements, (2) costs associated with on-line customer acquisition data, and
(3) e-mail program promotional and creative development costs. Such costs are charged to operations (1) at the time of the e-mail transmission, (2) upon receipt of the qualified customer acquisition data, and (3) at the time the promotional and creative services are provided, respectively and are included as a component of cost of sales. In fiscal years prior to December 1, 2000, advertising expense had consisted of television broadcast media and related production costs, outbound and inbound telemarketing, direct-mailings, and print media. During the fiscal year ended November 30, 2000, the Company began to concentrate its efforts in the Internet direct marketing sector and as such moved away from these previous methods of advertising.

     To the extent payments are made for consumer data or on-line media in advance of the fulfillment of such obligation, the Company expenses such pre-payments ratably over the shorter of the contract period or to the extent of actual fulfillment. Total advertising and marketing expenses, included in the cost of sales, for the three months ended May 31, 2001 and 2000 were approximately $1,494,000 and $1,102,000, respectively, and the six months ended May 31, 2001 and 2000 were approximately $2,307,000 and $1,297,000, respectively. Included in prepaid expenses and other current assets at May 31, 2001 and November 30, 2000, were approximately $947,000 and $655,000, respectively relating to the unamortized portion of marketing agreement prepayments.

6. MARKETABLE SECURITIES AND LONG TERM INVESTMENTS, AT COST

     During the six months ended May 31, 2001, the Company recognized losses (through a permanent impairment charge) of $4,190,207 on certain of its available-for-sale marketable securities. The underlying securities (the historical carrying values of such securities were reduced to their related closing prices effective at February 28, 2001) and related recognized losses reflected in the six months ended May 31, 2001, are as follows; (1) My Points, Inc. (Nasdaq:MYPT), $2,553,778, (2) SkyMall, Inc. (Nasdaq:SKYM), $1,386,429, and
(3) Predict It, Inc. (Nasdaq:PRIT.OB), $250,000. The Company has continually evaluated the carrying value of such investments, and in terms of risk at the individual company level coupled with risk at the market level, the Company's evaluation as of April 1, 2001 indicated that the decline in the related securities was "other-than-temporary". As a result of this analysis the Company adjusted the "cost basis" of these securities, effective February 28, 2001, to the closing prices on that date and realized the corresponding loss during the six month period ended May 31, 2001 (specifically during the three month period ended February 28, 2001). This loss is included in the Company's other income (expense), "Permanent impairment charges" for the six months ended May 31, 2001.

     On May 14, 2001, SKYM announced that it had entered into a merger agreement under which Gemstar-TV Guide International, Inc. (Nasdaq:GMST) intends to acquire all of the common stock of SKYM for cash and GMST common stock with the combined consideration approximating $3.00. This represents an approximate 60% premium over the post "permanent impairment charge" share cost basis and an approximate 43% discount to the SKYM cost basis prior to the "permanent impairment charge". As of July 9, 2001 the Company has liquidated its entire position in SKYM in the open market at prices ranging between $2.83 and $2.90 per share.

     On June 4, 2001, United New Ventures, an affiliate of UAL Corp. (NYSE:UAL) announced that it intends to acquire all of the common stock of MYPT in a cash tender offer of $2.60 a share. The Company anticipates it will tender all of its MYPT shares held prior to the tender's expiration. This tender offer price represents an approximate 138% premium over the MPYT post "permanent impairment charge" share cost basis and an approximate 89% discount to the MYPT cost basis prior to the "permanent impairment charge".

                         TRAFFIX, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     During the fiscal year ended November 30, 2000, the Company had invested approximately $500,000 in a private company, and carried the investment under the cost method. After continued review of such investment, and the investment's consistent failure to achieve significant goals set forth in its business and financing plans, such investment fell within the Company's impairment evaluation criteria. According to the above analysis the Company's impairment loss for the three months ended February 28, 2001 amounted to $500,051, and is included as a component of other income (expense) "Permanent impairment charges" for the six months ended May 31, 2001. During the three months ended May 31, 2001 this entity effectively wound down operations and ceased doing business.

     In January 2000, of the prior fiscal year, the Company increased its cost based long-term investment in itarget.com, Inc. ("itarget" at that time was a privately held company that specialized in on-line permission based e-mail marketing and consumer data information services). The increased investment was made pursuant to a stock swap agreement that required the Company to issue 229,862 of its common shares in exchange for 42,372 newly issued Series B, convertible preferred shares of itarget. The Company's share issuance increased the cost based carrying value of itarget by $1,616,206. This cost based investment increase was a noncash investing activity. The Company had originally invested $500,000 in November 1999. On March 29, 2000, itarget.com, Inc. merged with Cybergold, Inc., (at that time a public company that traded as Nasdaq:CGLD). Pursuant to the merger, the Company received Cybergold shares in exchange for its itarget.com, Inc. shares. This merger event caused the previously classified long-term investment (cost based) in itarget.com Inc. to be transferred to the available-for-sale marketable security classification. As a result of such merger, and associated asset reclassification, the Company recognized a non-monetary, pre-tax gain of approximately $566,000 during the six months ended May 31, 2000 on the new accounting basis of the Cybergold, Inc. shares. This non-cash item is included as a component of other income (expense), "Gain on non-monetary cost basis exchange" for the three and six months periods ended May 31, 2000.

     During the six months ended May 31, 2000, the Company sold 240,000 shares of its investment in SkyMall, Inc.(Nasdaq:SKYM) at an average price of $9.17 per share, yielding total proceeds to the Company of approximately $2.2 million, and a corresponding gain of approximately $941,000. This gain is included in the Company's other income (expense) "Realized (losses) gains on marketable securities" (net of losses of $38,336 incurred in the three months ended May 31, 2000) for the six months ended May 31, 2000.

7. SEGMENT INFORMATION

     The Company's reportable operating segments are aligned into three fundamental areas: (1) E-commerce billed to the Company's Corporate Customers for on-line marketing and data sales (E-commerce Segment, this Segment is the Company's primary operating Segment in the current fiscal year ending November 30, 2001), (2) Off-line Customer Acquisition services for traditional off-line direct marketing programs (with such Corporate Customers having consisted primarily of long distance carriers, wireless carriers and other service providing businesses)(this segment has been primarily inactive during fiscal 2001 and did not generate revenue during the three and six month periods ended May 31, 2001) (Off-line Customer Acquisition Services Segment) and (3) Products and Services billed to consumers, on behalf of the Company, by Local Exchange Carriers (LEC Billed Products and Services Segment). The balance of the Company's operations, individually immaterial and in the aggregate are included as part of Corporate and other. This business segment delineation is consistent with the Company's management and financial reporting structure based on products and services. The Company evaluates performance based on many factors, with each segment's (a) gross profit and (b) EBITDA which is net income excluding (i) special charges, (ii) interest expense, (iii) interest and dividend income, (iv) realized net (losses) gains on marketable securities, (v) long-lived asset impairment charges, (vi) gains on non-monetary cost basis exchanges, (vii) other non-operating income (loss), (viii) minority interest income (loss), (ix) depreciation, (x) amortization and (xi) income taxes, forming the primary measurement criteria. The organization shares a

                         TRAFFIX, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

common workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment with all other overhead costs being included in the "Corporate and other" classification. The following tables set forth the Company's financial results, by management performance criteria, by operating segment. All revenues are from non-intersegment sources; therefore no intersegment elimination applies. Summarized financial information by business segment is as follows:

  Segment Data -- Net Revenue

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                           ------------------------    -------------------------
                                            MAY 31,       MAY 31,        MAY 31,       MAY 31,
                                              2001          2000          2001           2000
                                           ----------    ----------    -----------    ----------
For the periods:
E-commerce...............................  $5,510,106    $1,164,361    $ 9,630,672    $1,213,678
Off-line Customer Acquisition Services...          --     3,759,941             --     4,679,723
LEC Billed Products and Services.........     318,437     2,296,562      1,123,425     4,006,037
Corporate and other......................          --            --             --        20,072
                                           ----------    ----------    -----------    ----------
     Consolidated totals.................  $5,828,543    $7,220,864    $10,754,097    $9,919,510
                                           ==========    ==========    ===========    ==========

  Segment Data -- Gross Profit

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                            ------------------------    ------------------------
                                             MAY 31,       MAY 31,       MAY 31,       MAY 31,
                                               2001          2000          2001          2000
                                            ----------    ----------    ----------    ----------
For the periods:
E-commerce................................  $3,933,121    $ (787,751)   $7,146,028    $ (867,416)
Off-line Customer Acquisition Services....     (16,176)    4,402,927       (29,303)    5,239,195
LEC Billed Products and Services..........     263,861     2,248,251     1,011,770     3,864,578
Corporate and other.......................          --        (6,668)           --        20,072
                                            ----------    ----------    ----------    ----------
     Consolidated totals..................  $4,180,806    $5,856,759    $8,128,495    $8,256,429
                                            ==========    ==========    ==========    ==========

  Segment Data -- EBITDA

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                         -------------------------    --------------------------
                                          MAY 31,        MAY 31,        MAY 31,        MAY 31,
                                            2001          2000           2001           2000
                                         ----------    -----------    -----------    -----------
For the periods:
E-commerce.............................  $1,884,156    $(2,371,377)   $ 3,122,787    $(3,374,142)
Off-line Customer Acquisition
  Services.............................    (102,881)     4,435,016       (237,949)     4,887,107
LEC Billed Products and Services.......     167,195      1,853,645        833,981      3,373,096
Corporate and other....................    (745,917)      (721,887)    (1,562,075)    (1,560,185)
                                         ----------    -----------    -----------    -----------
     Consolidated totals...............  $1,202,553    $ 3,195,397    $ 2,156,744    $ 3,325,876
                                         ==========    ===========    ===========    ===========

                         TRAFFIX, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

  Segment Data -- Depreciation and Amortization

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                    ------------------    --------------------
                                                    MAY 31,    MAY 31,    MAY 31,     MAY 31,
                                                     2001       2000        2001        2000
                                                    -------    -------    --------    --------
For the periods:
E-commerce........................................  $19,503    $28,149    $ 25,937    $ 55,662
Off-line Customer Acquisition Services............       --         --          --          --
LEC Billed Products and Services..................       --         --          --          --
Corporate and other...............................   59,601     45,887     114,960      91,773
                                                    -------    -------    --------    --------
     Consolidated totals..........................  $79,104    $74,036    $140,897    $147,435
                                                    =======    =======    ========    ========

9. LITIGATION

  Talk.com

     On or about October 25, 2000, the Company instituted proceedings before the American Arbitration Association against Talk.com Holding Corp. ("Talk") (Case No. 13Y 180 01000 00), seeking money damages to be determined during the proceedings, but believed to amount to at least $7 million, and other relief.

     The relief sought arises from Talk's October 2000 termination of a series of agreements entered into between the Company and Talk between April and September 2000 (the "Talk Agreements"), pursuant to which the Company provided marketing services to Talk directed at the acquisition of residential long distance customers for Talk. The Talk Agreements obligated Talk to pay the Company fees for successful customer acquisitions on Talk's behalf. Talk has denied that the Company is entitled to the relief sought because Talk claims that it rightfully terminated the Talk Agreements; and it has asserted a counterclaim seeking to recover expenses it has or will incur in the amount of $880,000, and a refund from the Company of approximately $6.75 million due to the Company's alleged breaches of the Talk Agreements. The arbitration commenced in June 2001, and a decision of the arbitrators is expected in the fall of 2001. The Company believes that there is no merit to Talk's counterclaims, and has and intends to continue to vigorously defend against them in the arbitration.

  Class Action

     On May 30, 2001, the parties to the Class Action entered into a Stipulation of Settlement to settle the Class Action. Under the terms of the Stipulation, the Company's insurers have paid into escrow an aggregate of $3.2 million in settlement of the Action. The settlement is subject to a number of contingencies, including the final approval of the District Court, and the entry of an Order and Final Judgment by the District Court. By Order dated June 13, 2001, the District Court gave preliminary approval to the proposed settlement, subject to notice to class members, and a hearing for final approval, which the District Court has scheduled for September 21, 2001. There can be no assurance that the District Court will finally approve the Settlement.

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

OVERVIEW

     During the fiscal year ended November 30, 2000 ("Fiscal 2000"), Traffix, Inc., formerly known as Quintel Communications, Inc. (the "Company"), implemented its strategy of migrating and expanding its direct marketing activities to the Internet. This included the launching of the website, www.GroupLotto.com, which is the Company's on-line "data engine", that offers an Internet user the ability to participate in a free on-line lottery in exchange for the user providing certain consumer data and granting the Company the right to market with respect to such data. As a result of this Internet emphasis, the Company's E-commerce segment revenue increased to approximately $5.5 and $9.6 million during the three and six month periods ended May 31, 2001, respectively, from approximately $1,164,000 and $1,214,000 during the respective three and six month periods ended May 31, 2000. During the three and six month periods ended May 31, 2001, the Company also continued to generate residual revenue from one of its historical income sources, LEC Billed products and services ($318,437 and $1,123,425, respectively). A significant portion of the LEC Billed products and services revenue ($486,406) was earned in the three months ended February 28, 2001, and was attributable to royalty payments made to the Company by Access Resource Services, Inc. ("ARS"), pursuant to the terms of a series of agreements between the Company and ARS in 1999 (the "Transaction Agreements"). The Transaction Agreements provided, in part, that ARS would make royalty payments to the Company through January 16, 2001 in consideration for the Company's undertaking to refrain from offering certain telephone entertainment services. During the three months ended May 31, 2001 and for future quarters, the Company will no longer realize revenue from the Transaction Agreements in accordance with their January 16, 2001 expiration date.

     Historically, the Company had primarily been engaged in the direct marketing of various telecommunications products and services (LEC Billed Products and Services Segment). It had also provided customer acquisition products and services to long distance and wireless carriers (Off-line Customer Acquisition Services Segment). In the offering of these products and services, the Company utilized conventional off-line marketing channels including television, telemarketing, direct mail and print advertising. Its revenues were generated primarily through fees paid for customer acquisitions and, in certain cases, through the payment of ongoing commissions earned under revenue sharing arrangements with the respective carriers.

     During the fourth quarter of Fiscal 2000, the Company changed its name to Traffix, Inc. from Quintel Communications, Inc. This change was made to better depict the Company's business of generating and directing consumer traffic for both on-line and off-line businesses.

     Traffix, Inc. is a database marketing and management company that utilizes the GroupLotto.com website and its databases to generate revenue from direct marketing related activities, primarily over the Internet. Such on-line databases, both proprietary and partnered, contain information (such as postal addresses, phone numbers and birth dates) on over 18 million on-line consumers, and the Company has permission to market to all of these consumers. Additionally, the Company continues to maintain its historical off-line database of approximately 49 million consumers.

     The Company generates revenue from three main sources. First, it generates revenue when consumers register for and play the free on-line lottery at the GroupLotto website. The Company is paid by its Corporate Customers when players click-thru to, register for, answer questions for, or subscribe for a Corporate

Customer's promotion or product. This activity forms the "GroupLotto Site" net revenue subset of the Company's E-commerce segment. Second, the Company has and continues to accumulate a large list of consumer data, such as e-mail addresses, postal addresses and telephone numbers, from individuals who have granted the Company permission to market to them. The Company uses this consumer database to send, via e-mail, offers and promotions to these individuals on behalf of its Corporate Customers. The Company also sends certain of these on-line offers and promotions to the databases of third party marketing affiliates on a revenue share or fixed price basis. The Company is then paid by its Corporate Customer for sales or leads generated for these offers (cost-per-acquisition or "cpa"), and also on a traditional cost-per-thousand ("cpm") of e-mails sent basis. This activity forms the "E-mail" net revenue subset of the Company's E-commerce segment. Third, the Company rents (for one time usage) its databases, sells copies of specific segments of its databases, or sells data that was created on a customized basis for a Corporate Customer (e.g., answers to certain targeted questions), to third parties for direct marketing by on-line, telemarketing or regular mail channels. This activity forms the "Data sales" net revenue subset of the Company's E-commerce segment.

     The combination of these on-line activities represented approximately 95%, or $5.5 million, of the Company's net revenues during the three months ended May 31, 2001, when compared to approximately 16%, or $1.16 million, of the Company's net revenue during the comparable prior year's three month period. The combination of these on-line activities represented approximately 90%, or $9.6 million, of the Company's net revenues during the six months ended May 31, 2001, when compared to approximately 12%, or $1.21 million, of the Company's net revenue during the comparable prior year's six month period. During the separate three month periods ended August 31, 2000, November 30, 2000 and February 28, 2001, the Company's E-commerce segment accounted for the following percentages of net revenues (%), and net revenues ($), respectively: 42%, or $3.3 million; 66%, or $5.4 million (which included approximately $3.4 million in revenue earned from Talk.com, as discussed in greater detail in Part II, Other Information, Item 1, "Legal Proceedings"); and 84%, or $4.1 million.

     The Company's expansion in, and dependence on, its on-line direct marketing efforts, coupled with the continued unproven reliability and profitability, and potential seasonality, of the E-commerce marketplace, in conjunction with the Company's initial E-commerce segment operating losses incurred in Fiscal 2000, should all be considered when referring to the Company's current three and six month results, as well as its prior historical results, in evaluating the potential for the Company's future operations, cash flows, and financial position.

     In facilitating the execution of the expansion of the Company's direct marketing activities into the Internet, in Fiscal 1999 and 2000, the Company created a portfolio of strategic marketing partnerships with Internet-based companies, E-commerce retailers and off-line product and service providers. The Company believes such companies were looking to expand their customer reach by way of the Internet through the use of the Company's direct marketing skills. In certain cases, when entering into marketing partnerships with another entity, the Company also simultaneously took an equity position in such company. Certain of these investments, which were carried as "available-for-sale" securities in the Company's audited financial statements for the year ended November 30, 2000, have suffered severe declines in their respective market values, with such declines having been reflected in the shareholders' equity section thereof as "Other Comprehensive Losses" as of November 30, 2000. During the six months ended May 31, 2001 (specifically within the three months ended February 28, 2001), the Company realized "other than temporary" declines in this portfolio of marketable securities, and made a corresponding reclassification adjustment reducing "Other Comprehensive (Loss)" (a balance sheet contra equity account), and reflecting an approximate $4.2 million charge as a component of "Permanent impairment charges" (an income statement account). The reclassification mentioned above did not affect the Company's book value per share. During the six months ended May 31, 2001 (specifically within the three month period ended February 28, 2001), the Company recorded an approximate $500,000 loss attributable to an impairment of a long-term investment. This long-term asset write-down was included as a component of "Permanent impairment charges" for the three month period ended February 28, 2001, and the six month period ended May 31, 2001, with the Company's book value being negatively impacted to the extent of the loss at the time of the write-down.

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

     The Company's reportable operating segments are aligned into three fundamental areas: (1) E-commerce billed to the Company's Corporate Customers for online marketing and data (E-commerce Segment), (2) Off-line Customer Acquisition Services for traditional off-line direct marketing programs (with such customer having consisted primarily of long distance carriers, wireless carriers and other service providing businesses), for which no revenue was generated during the three month and six month periods ended May 31, 2001 (Off-line Customer Acquisition Services Segment), and (3) Products and Services billed to consumers, on behalf of the Company, by Local Exchange Carriers (LEC Billed Products and Services Segment). The balance of the Company's operations, immaterial both individually and in the aggregate, are included as part of Corporate and other. This business segment delineation is consistent with the Company's management and financial reporting structure based on products and services.

     The Company evaluates performance based on many factors, with each segment's (a) gross profit and (b) EBITDA, which is net income excluding (i) special charges, (ii) interest expense, (iii) interest and dividend income, (iv) realized net (losses) gains on marketable securities, (v) long-lived asset impairment charges, (vi) gains on non-monetary cost basis exchanges, (vii) other non-operating income (loss), (viii) minority interest income (loss), (ix) depreciation, (x) amortization and (xi) income taxes, forming the primary measurement criteria. The organization shares a common workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate and other.

RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the three and six-month periods ended May 31, 2001 and May 31, 2000, respectively. It should be read in conjunction with the Company's Form 10-K as filed for the year ended November 30, 2000, the Notes thereto and other financial information included elsewhere in this report.

THREE MONTHS ENDED MAY 31, 2001 AND MAY 31, 2000

     The Company's net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three month periods ended May 31, 2001 and May 31, 2000, are detailed in the following tables:

  Segment Data -- Net revenues, by segment component

                                                      THREE MONTHS ENDED
                                                   -------------------------     CHANGE       CHANGE
                                                    MAY 31,       MAY 31,       INC(DEC)     INC(DEC)
                                                      2001          2000           $$$         %%%
                                                   ----------   ------------   -----------   --------
E-COMMERCE
GroupLotto Site..................................  $1,404,383    $  697,207    $   707,176       10%
E-mail...........................................   2,897,310            --      2,897,310      100%

                                                      THREE MONTHS ENDED
                                                   -------------------------     CHANGE       CHANGE
                                                    MAY 31,       MAY 31,       INC(DEC)     INC(DEC)
                                                      2001          2000           $$$         %%%
                                                   ----------   ------------   -----------   --------
Data sales.......................................   1,208,413       467,153        741,260      159%
                                                   ----------    ----------    -----------     ----
Total E-commerce.................................   5,510,106     1,164,360      4,345,746      373%
                                                   ----------    ----------    -----------     ----

OFF-LINE CUSTOMER ACQUISITION SERVICES COMPONENTS
Long distance customer acquisitions..............          --       245,787       (245,787)    (100)%
Long distance usage commissions..................          --     3,509,813     (3,509,813)    (100)%
Other customer acquisition services..............          --         4,341         (4,341)    (100)%
                                                   ----------    ----------    -----------     ----
Total Off-line Customer Acquisition Services.....          --     3,759,941     (3,759,941)    (100)%
                                                   ----------    ----------    -----------     ----

LEC BILLED PRODUCTS AND SERVICES COMPONENTS
"900" Entertainment Service termination
  royalties......................................          --       728,095       (728,095)    (100)%
Club 900 Products................................          --      (257,053)       257,053      100%
Enhanced Services, principally voice mail........     318,437     1,766,666     (1,448,229)     (82)%
Telephone number list rentals....................                    58,855        (58,855)    (100)%
                                                   ----------    ----------    -----------     ----
Total LEC Billed Products and Services...........     318,437     2,296,563     (1,978,126)     (86)%
                                                   ----------    ----------    -----------     ----

CORPORATE AND OTHER COMPONENTS
Miscellaneous products, list revenue and other...          --            --             --        0%
                                                   ----------    ----------    -----------     ----
TOTAL CONSOLIDATED NET REVENUE...................  $5,828,543    $7,220,864    $(1,392,321)     (19)%
                                                   ==========    ==========    ===========     ====

     Net Revenue decreased $1,392,321, or 19%, to $5,585,543 for the three months ended May 31, 2001 from $7,220,864 in the comparable prior year period. The primary components of this decrease were attributable to the Company's Off-line Customer Acquisition services segment ($3.76 million) and LEC Billed Products and Services segment ($1.98 million). During the three months ended May 31, 2001, the aforementioned segment revenue decreases were offset by increases of approximately $4.3 million in net revenues from the Company's E-commerce Segment.

     See "Transactions with Major Customers and Termination of Economic Dependence", "Prior Year Transactions Impacting Current and Future Fiscal Periods", and "Service Bureaus and Local Exchange Carriers" following the "Liquidity and Capital Resources" section for a detailed discussion of the decrease as it relates to the Off-line Customer Acquisition Services Segment and the LEC Billed Products and Services Segment.

     The Company's cost of revenues during the three months ended May 31, 2001 and May 31, 2000 were comprised of (1) direct and indirect marketing costs associated with the procurement and retention of consumers for its databases, including direct response e-mail marketing costs, promotional costs and premium fulfillment costs, and (2) the related contingent-based prize indemnification expense, billing fees, collection fees, and customer service costs. In the fiscal periods prior to November 30, 1999, the Company's cost of revenues were offset by net revenue generated from certain premium offerings made in conjunction with the Company's marketing of other products and services. The Company terminated the marketing of these products and services in conjunction with the Transaction Agreements, all as more fully described in "-- Prior Year Transactions Impacting Current and Future Fiscal Periods". All such residual revenue from those premium offerings have been reflected in the Company's other income (expense) section pursuant to the termination of the related long distance customer acquisition marketing program at November 30, 1999. For the three months ended May 31, 2001, such revenues included in "Other non-operating income" were approximately $80,000, compared to approximately $325,000 for the prior year's comparable period.

     The Company's cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three month periods ended May 31, 2001 and May 31, 2000 are presented in the following tables:

  Consolidated Cost of Sales, by Segment, by Component

                                                     THREE MONTHS ENDED
                                                  ------------------------     CHANGE      CHANGE
                                                   MAY 31,       MAY 31,      INC(DEC)    INC(DEC)
                                                     2001          2000         $$$         %%%
                                                  ----------    ----------   ----------   --------
E-COMMERCE
ADVERTISING, PROMOTION AND FULFILLMENT COSTS
E-mail marketing and related delivery costs.....  $  699,695    $   63,693   $  636,002      999%
Customer procurement costs......................     747,755     1,666,862     (919,107)     (55)%
Promotional and creative development costs......      30,404        53,526      (23,122)     (43)%
                                                  ----------    ----------   ----------     ----
     Total E-commerce Advertising...............  $1,477,854    $1,784,081   $ (306,227)     (17)%
                                                  ----------    ----------   ----------     ----

SERVICE BUREAU FEES
Contingent based prize indemnification costs....  $   99,131    $  168,030      (68,899)     (41)%
                                                  ----------    ----------   ----------     ----
     Total E-commerce Cost of Sales.............  $1,576,985    $1,952,111   $ (375,126)     (19)%
                                                  ----------    ----------   ----------     ----

OFF-LINE CUSTOMER ACQUISITION SERVICES
ADVERTISING, PROMOTION AND FULFILLMENT COSTS
Telemarketing and related costs.................  $   16,176    $   80,120   $  (63,944)     (80)%
Premium fulfillment costs.......................          --      (723,106)     723,106      100%
                                                  ----------    ----------   ----------     ----
     Total Off-line Acquisition Cost of Sales...  $   16,176    $ (642,986)  $  659,162     103%
                                                  ----------    ----------   ----------     ----

LEC BILLED PRODUCTS AND SERVICES
ADVERTISING, PROMOTION AND FULFILLMENT COSTS
Telemarketing and related costs.................  $       --    $  (38,853)  $   38,853     100%
Premium fulfillment costs.......................          --          (300)         300     100%
                                                  ----------    ----------   ----------     ----
     Total LEC-Billed Advertising...............  $       --    $  (39,153)  $   39,153     100%
                                                  ----------    ----------   ----------     ----

SERVICE BUREAU FEES
Billing and collection fees.....................  $   54,576    $   94,133      (39,557)     (42)%
                                                  ----------    ----------   ----------     ----
     Total LEC-Billed Cost of Sales.............  $   54,576    $   54,980   $     (404)      (1)%
                                                  ----------    ----------   ----------     ----
          Total Cost of Sales...................  $1,647,737    $1,364,105   $  283,632       21%
                                                  ==========    ==========   ==========     ====

     Cost of sales increased $283,632, or 21%, to $1,647,737 for the three months ended May 31, 2001 from $1,364,105 in the comparable prior year period. The increase is the result of two offsetting factors. The primary reason for the increase in cost of sales from quarter-to-quarter was attributable to the write-off in the quarter ended May 31, 2000 of approximately $723,000 of expired fulfillment obligations (relating to estimated costs of unredeemed premiums offered in the long distance customer acquisition programs), which caused a negative cost of revenue during that period. The three-month period ended May 31, 2001 did not have a comparable expired fulfillment obligation adjustment. This increase in cost of sales was partially offset because during the three months ended May 31, 2001, the cost of sales from the Company's E-commerce segment decreased by approximately $375,000. This decrease in cost of sales in the E-commerce segment occurred because the costs of acquiring consumer data decreased substantially when compared to the prior year's comparable quarter as a result of market conditions (resulting primarily from the failure of numerous Internet companies) and improved buying strategies implemented by the Company. These E-commerce savings were partially offset by increased E-mail marketing and delivery expenditures (due to the delivery of substantially higher volumes of e-mail marketing) during the three months ended May 31, 2001 when compared to the three months ended May 31, 2000.

     During the three months ended May 31, 2001, the Company e-mailed approximately 598 million promotional pieces compared to approximately 5 million promotional pieces being mailed in the prior year's comparable period. The Company's subsidiary, GroupLotto.com, acquired approximately 7.4 million members in its database, including approximately 1.2 million new registered players, during the three months ended May 31, 2001, compared to approximately 4 million members acquired, including approximately 217,000 new registered players, in the prior year's comparable period. Consolidated service bureau fees decreased by approximately $69,000, or 31%. The primary factor contributing to this decrease was due to reduced pricing terms negotiated by the Company for the contingent-based prize indemnification coverage related to GroupLotto.com's free on-line lottery.

     The Company's selling, general and administrative expenses ("SG&A") are principally comprised of (i) compensation costs and related expenses for executive, sales, finance, information systems and general administration personnel, (ii) professional fees (which include legal; audit, accounting and tax; public relations; database management and consulting; and public company related printing costs), (iii) insurance costs, (iv) occupancy and other equipment rental costs, (v) site development, maintenance and modification costs related to the Company's E-commerce segment, and (vi) marketing partner profit participation commissions and all other general and miscellaneous corporate expense items.

     The Company's SG&A expenses for the three months ended May 31, 2001 and May 31, 2000 are presented, on a segmental basis, and with disclosure of the components of the individual segments, below:

  Consolidated -- Selling, General and Administrative Expenses

                                                 THREE MONTHS ENDED
                                              ------------------------    CHANGE --    CHANGE --
                                               MAY 31,       MAY 31,      INC(DEC)     INC(DEC)
                                                 2001          2000          $$$          %%%
                                              ----------    ----------    ---------    ---------
E-COMMERCE
Compensation costs and related expenses.....  $  911,007    $  319,411    $ 591,596       185%
Professional fees...........................     197,471       158,024       39,447        25%
Insurance costs.............................     134,744        38,441       96,303       251%
Occupancy and equipment costs...............      68,319        18,501       49,818       269%
Site development, maintenance and
  modifications.............................     406,145       832,725     (426,580)      (51)%
All other corporate level expense...........     350,782       244,676      106,106        43%
                                              ----------    ----------    ---------      ----
     Total SG&A -- E-commerce segment.......  $2,068,468    $1,611,778    $ 456,690        28%
                                              ==========    ==========    =========      ====
OFF-LINE CUSTOMER ACQUISITION SERVICES
Compensation costs and related expenses.....  $   49,404    $   87,029    $ (37,625)      (43)%
Professional fees...........................          --       (16,133)      16,133       100%
Insurance costs.............................       3,672        49,840      (46,168)      (93)%
Occupancy and equipment costs...............       7,702        26,601      (18,899)      (71)%
All other corporate level expense...........      25,927      (179,426)     205,353       114%
                                              ----------    ----------    ---------      ----
     Total SG&A -- Off-line segment.........  $   86,705    $  (32,089)   $ 118,794       370%
                                              ==========    ==========    =========      ====

                                                 THREE MONTHS ENDED
                                              ------------------------    CHANGE --    CHANGE --
                                               MAY 31,       MAY 31,      INC(DEC)     INC(DEC)
                                                 2001          2000          $$$          %%%
                                              ----------    ----------    ---------    ---------
LEC BILLED PRODUCTS AND SERVICES
Compensation costs and related expenses.....  $   49,272    $  312,834    $(263,562)      (84)%
Professional fees...........................          --         1,257       (1,257)     (100)%
Insurance costs.............................      34,604        54,432      (19,828)      (36)%
Occupancy and equipment costs...............       7,702        25,858      (18,156)      (70)%
All other corporate level expense...........       5,088           225        4,863      2161%
                                              ----------    ----------    ---------      ----
     Total SG&A -- LEC segment..............  $   96,666    $  394,606    $(297,940)      (76)%
                                              ==========    ==========    =========      ====
CORPORATE AND OTHER
Compensation costs and related expenses.....  $  370,619    $  383,016    $ (12,397)       (3)%
Professional fees...........................     349,171       239,649      109,522        46%
Insurance costs.............................         453            --          453       100%
Occupancy and equipment costs...............          --         1,985       (1,985)     (100)%
All other corporate level expense...........      85,275       136,456      (51,181)      (38)%
                                              ----------    ----------    ---------      ----
     Total SG&A -- Corporate and other......  $  805,518    $  761,106    $  44,412         6%
                                              ==========    ==========    =========      ====
     Consolidated Totals....................  $3,057,357    $2,735,401    $ 321,956        12%
                                              ==========    ==========    =========      ====

     SG&A expenses increased $321,956, or 12%, to $3,057,357 for the three months ended May 31, 2001 from $2,735,401 in the comparable prior year period. This increase in the Company's SG&A expenses (in terms of absolute dollars) is partially attributable to the Company's expansion of its E-commerce activities. More importantly, in terms of percentage relationships, the Company's net revenue from its E-commerce Segment grew 373%, or approximately $4.3 million compared to the prior year's comparable quarter; however, the E-commerce segment's corresponding SG&A expenses increased by only 28%, or approximately $457,000 compared to the prior year's comparable quarter. The E-commerce segment's SG&A increase was partially offset by decreases realized in the Company's LEC Billed Product and Services Segment, with such segment's expense decreases directly correlating to the significant decline in such segment's activity during the three months ended May 31, 2001.

     The Company's components of "Other income (expense)" for the three months ended May 31, 2001 and May 31, 2000 are presented below:

  Consolidated Other Income (Expense)

                                                THREE MONTHS ENDED
                                              -----------------------    CHANGE --     CHANGE --
                                              MAY 31,       MAY 31,       INC(DEC)     INC(DEC)
                                                2001         2000           $$$           %%%
                                              --------    -----------    ----------    ---------
OTHER INCOME (EXPENSE):
Interest income and dividends...............  $494,309    $   583,154    $  (88,845)      (15)%
Net (losses) gains on sale of marketable
  securities................................    (1,776)       (38,336)       36,560        95%
Permanent impairment charges................        --     (1,345,734)    1,345,734       100%
Gain on non-monetary cost basis exchange....        --        565,572      (565,572)     (100)%
Other non-operating income:
  Residual revenues from terminated
     programs...............................    79,883        324,734      (244,851)      (75)%
                                              --------    -----------    ----------      ----
     Total Consolidated Other Income
       (Expense)............................  $572,416    $    89,390    $  483,026       540%
                                              ========    ===========    ==========      ====

     During the three months ended May 31, 2001, the Company's interest and dividend income decreased by $88,845, or 15%, when compared with the comparable prior period. This decline is the result of decreases in interest rates offered on short-term commercial paper and auction rate securities, both of which have historically formed the primary components of the Company's investment portfolio.

     During the three month period ended May 31, 2000, the Company evaluated its long-term investments and determined that several investments made in privately held companies were impaired. A long-lived asset impairment write down (resulting from the Company's continuing evaluation of the related long-lived assets' cash flows and future economic potential) of approximately $1,105,000 was charged to the three month period ended May 31, 2000 for the impaired long-lived assets. During the three months ended May 31, 2000, the Company also charged approximately $241,000 to operations, which related to the impairment of capitalized software costs. The three months ended May 31, 2001 were not impacted by asset impairment write-downs. During the three months ended May 31, 2000, the Company recognized a non-monetary gain when a privately held (cost basis asset) investment was acquired by a public company in a merger transaction. This non-monetary gain amounted to approximately $566,000.

     The Company's effective income tax rate is a result of the combination of federal income taxes at statutory rates, and state taxes, subject to the effects of valuation allowances taken against the "realizability" of deferred tax assets. The Company's effective tax rate was approximately 40% for the three-month periods ended May 31, 2001 and 2000, respectively.

SIX MONTHS ENDED MAY 31, 2001 AND MAY 31, 2000

     The Company's net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the six month periods ended May 31, 2001 and May 31, 2000, are detailed in the following tables:

  Segment Data -- Net revenues, by Segment Component

                                                SIX MONTHS ENDED
                                            -------------------------      CHANGE        CHANGE
                                              MAY 31,       MAY 31,       INC(DEC)      INC(DEC)
                                               2001           2000           $$$          %%%
                                            -----------    ----------    -----------    --------
E-COMMERCE
GroupLotto Site...........................  $ 2,491,927    $  746,525    $ 1,745,402       234%
E-mail....................................    5,556,433            --      5,556,433       100%
Data sales................................    1,582,312       467,153      1,115,159       239%
                                            -----------    ----------    -----------      ----
     Total E-commerce.....................    9,630,672     1,213,678      8,416,994       694%
                                            ===========    ==========    ===========      ====
OFF-LINE CUSTOMER ACQUISITION SERVICES
  COMPONENTS
Long distance customer acquisitions.......           --       288,233       (288,233)     (100)%
Long distance usage commissions...........           --     4,387,149     (4,387,149)     (100)%
Other customer acquisition services.......           --         4,341         (4,341)     (100)%
                                            -----------    ----------    -----------      ----
     Total Off-line Customer Acquisition
       Services...........................           --     4,679,723     (4,679,723)     (100)%
                                            ===========    ==========    ===========      ====
LEC BILLED PRODUCTS AND SERVICES
  COMPONENTS
"900" Entertainment Service termination
  royalties...............................      486,406     1,488,196     (1,001,790)      (67)%
Club 900 Products.........................           --      (105,734)       105,734       100%
Enhanced Services, principally voice
  mail....................................      637,019     2,558,052     (1,921,033)      (75)%
Telephone number list rentals.............           --        65,523        (65,523)     (100)%
                                            -----------    ----------    -----------      ----
     Total LEC Billed Products and
       Services...........................    1,123,425     4,006,037     (2,882,612)      (72)%
                                            ===========    ==========    ===========      ====

                                                SIX MONTHS ENDED
                                            -------------------------      CHANGE        CHANGE
                                              MAY 31,       MAY 31,       INC(DEC)      INC(DEC)
                                               2001           2000           $$$          %%%
                                            -----------    ----------    -----------    --------
CORPORATE AND OTHER COMPONENTS
Miscellaneous products, list revenue and
  other...................................           --        20,072        (20,072)     (100)%
                                            -----------    ----------    -----------      ----
     Total Consolidated Net Revenue.......  $10,754,097    $9,919,510    $   834,587         8%
                                            ===========    ==========    ===========      ====

     Net Revenue increased $834,587, or 8%, to $10,754,097 for the six months ended May 31, 2001 from $9,919,510 in the comparable prior year period. This increase was attributable to the Company's E-commerce Segment, which recognized an increase in net revenues of approximately $8.4 million resulting from the Company's increased emphasis on generating revenue from on-line consumer based direct marketing. The E-commerce Segment's increase was offset by decreases in the Company's Off-line Customer Acquisition Services Segment ($4.7 million) and LEC Billed Products and Services Segment ($2.9 million). See "Transactions with Major Customers and Termination of Economic Dependence", "Prior Year Transactions Impacting Current and Future Fiscal Periods", and "Service Bureaus and Local Exchange Carriers" following the "Liquidity and Capital Resources" section for a detailed discussion of the decrease as it relates to the Off-line Customer Acquisition Services Segment and the LEC Billed Products and Services Segment.

     In the fiscal periods prior to November 30, 1999, the Company's cost of revenues were offset by net revenue generated from certain premium offerings made in conjunction with the Company's marketing of other products and services. The Company terminated the marketing of these products and services in conjunction with the Transaction Agreements, all as more fully described in "-- Prior Year Transactions Impacting Current and Future Fiscal Periods". All such residual revenue from those premium offerings have been reflected in the Company's other income (expense) section pursuant to the termination of the related long distance customer acquisition marketing program at November 30, 1999. For the six months ended May 31, 2001, such revenues included in "Other non-operating income" were approximately $88,000, compared to approximately $672,000 for the prior year's comparable period.

     The Company's cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the six month periods ended May 31, 2001 and May 31, 2000 are presented below:

  Consolidated Cost of Sales, by Segment, by Component

                                                  SIX MONTHS ENDED
                                              ------------------------      CHANGE       CHANGE
                                               MAY 31,       MAY 31,       INC(DEC)     INC(DEC)
                                                 2001          2000          $$$          %%%
                                              ----------    ----------    ----------    --------
E-COMMERCE
ADVERTISING, PROMOTION AND FULFILLMENT COSTS
E-mail marketing and related delivery
  costs.....................................  $1,126,857    $   66,304    $1,060,553      1600%
Customer procurement costs..................   1,101,007     1,666,862      (565,855)      (34)%
Promotional and creative development
  costs.....................................      50,154       166,797      (116,643)      (70)%
                                              ----------    ----------    ----------      ----
     Total E-commerce Advertising...........  $2,278,018    $1,899,963    $  378,055        20%
                                              ==========    ==========    ==========      ====
SERVICE BUREAU FEES
Contingent based prize indemnification
  costs.....................................  $  206,626    $  181,131    $   25,495        14%
                                              ----------    ----------    ----------      ----
     Total E-commerce Cost of Sales.........  $2,484,644    $2,081,094    $  403,550        19%
                                              ==========    ==========    ==========      ====
OFF-LINE CUSTOMER ACQUISITION SERVICES
ADVERTISING, PROMOTION AND FULFILLMENT COSTS
Telemarketing and related costs.............  $   21,739    $   90,644    $  (68,905)      (76)%
Premium fulfillment costs...................       7,564      (650,116)      657,680       101%
                                              ----------    ----------    ----------      ----
     Total Off-line Acquisition Cost of
       Sales................................  $   29,303    $ (559,472)   $  588,775      (105)%
                                              ==========    ==========    ==========      ====

                                                  SIX MONTHS ENDED
                                              ------------------------      CHANGE       CHANGE
                                               MAY 31,       MAY 31,       INC(DEC)     INC(DEC)
                                                 2001          2000          $$$          %%%
                                              ----------    ----------    ----------    --------
LEC BILLED PRODUCTS AND SERVICES
ADVERTISING, PROMOTION AND FULFILLMENT COSTS
Telemarketing and related costs.............  $       --    $  (45,463)   $   45,463       100%
Premium fulfillment costs...................          --         1,608        (1,608)     (100)%
                                              ----------    ----------    ----------      ----
     Total LEC Billed Advertising...........  $       --    $  (43,855)   $   43,855       100%
                                              ==========    ==========    ==========      ====
SERVICE BUREAU FEES
Billing and collection fees.................  $  111,655    $  185,314    $  (73,659)      (40)%
                                              ----------    ----------    ----------      ----
     Total LEC Billed Cost of Sales.........  $  111,655    $  141,459    $  (29,804)      (21)%
                                              ==========    ==========    ==========      ====
     Total Cost of Sales....................  $2,625,602    $1,663,081    $  962,521        58%
                                              ==========    ==========    ==========      ====

     Cost of revenues increased $962,521, or 58%, to $2,625,602 for the six months ended May 31, 2001 from $1,663,081 in the comparable prior year period. The increase is directly attributable to the significant increase in the Company's E-commerce activities when compared to the prior comparable period. During the six months ended May 31, 2001, the Company e-mailed approximately 988 million promotional pieces compared to approximately 5 million mailed in the prior year's comparable period. The Company's subsidiary, GroupLotto.com, acquired approximately 11 million members in its database, including approximately 1.9 new registered players during the six months ended May 31, 2001, compared to approximately 4.1 million members acquired, including approximately 298,000 new registered players, in the prior year's comparable period.

     The Company's SG&A expenses for the six months ended May 31, 2001 and May 31, 2000 are presented, on a segmental basis, and with disclosure of the components of the individual segments, below:

  Segment Data -- Selling, General and Administrative Expenses

                                                  SIX MONTHS ENDED
                                               -----------------------   CHANGE --    CHANGE --
                                                MAY 31,      MAY 31,      INC(DEC)    INC(DEC)
                                                  2001         2000         $$$          %%%
                                               ----------   ----------   ----------   ---------
E-COMMERCE
Compensation costs and related expenses......  $1,641,708   $  547,886   $1,093,822      200%
Professional fees............................     319,590      163,243      156,347       96%
Insurance costs..............................     196,608      101,471       95,137       94%
Occupancy and equipment costs................     125,777       47,495       78,282      165%
Site development, maintenance and
  modifications..............................   1,022,303    1,390,239     (367,936)     (26)%
All other SG&A expenses......................     743,192      312,054      431,138      138%
                                               ----------   ----------   ----------     ----
     Total SG&A -- E-commerce segment........  $4,049,178   $2,562,388   $1,486,790       58%
                                               ==========   ==========   ==========     ====
OFF-LINE CUSTOMER ACQUISITION SERVICES
Compensation costs and related expenses......  $   89,171   $  327,779   $ (238,608)     (73)%
Professional fees............................          --       35,284      (35,284)    (100)%
Insurance costs..............................      65,536       95,265      (29,729)     (31)%
Occupancy and equipment costs................      14,334       47,496      (33,162)     (70)%
All other SG&A expenses......................      39,605     (153,736)     193,341      126%
                                               ----------   ----------   ----------     ----
     Total SG&A -- Off-line segment..........  $  208,646   $  352,088   $ (143,442)     (41)%
                                               ==========   ==========   ==========     ====

                                                  SIX MONTHS ENDED
                                               -----------------------   CHANGE --    CHANGE --
                                                MAY 31,      MAY 31,      INC(DEC)    INC(DEC)
                                                  2001         2000         $$$          %%%
                                               ----------   ----------   ----------   ---------
LEC BILLED PRODUCTS AND SERVICES
Compensation costs and related expenses......  $   88,896   $  327,775   $ (238,879)     (73)%
Professional fees............................          --        3,818       (3,818)    (100)%
Insurance costs..............................      65,536      101,470      (35,934)     (35)%
Occupancy and equipment costs................      14,334       47,495      (33,161)     (70)%
All other SG&A expenses......................       9,023       10,924       (1,901)     (17)%
                                               ----------   ----------   ----------     ----
     Total SG&A -- LEC segment...............  $  177,789   $  491,482   $ (313,693)     (64)%
                                               ==========   ==========   ==========     ====
CORPORATE AND OTHER
Compensation costs and related expenses......  $  930,554   $  788,329   $  142,225       18%
Professional fees............................     545,597      532,144       13,453        3%
Insurance costs..............................       1,298           --        1,298      100%
Occupancy and equipment costs................          --        7,940       (7,940)    (100)%
All other SG&A expenses......................     199,586      343,617     (144,031)     (42)%
                                               ----------   ----------   ----------     ----
     Total SG&A -- Corporate and other.......  $1,677,035   $1,672,030   $    5,005        0%
                                               ==========   ==========   ==========     ====
     Consolidated Totals.....................  $6,112,648   $5,077,988   $1,034,660       20%
                                               ==========   ==========   ==========     ====

     SG&A expenses increased $1,034,660, or 20%, to $6,112,648 for the six months ended May 31, 2001 from $5,077,988 in the comparable prior year period. The increase in SG&A is primarily attributable to the Company's expansion of its E-commerce activities. As detailed above, E-commerce SG&A increased approximately $1.5 million for the six months ended May 31, 2001 over the six months ended May 31, 2000. Such increase principally resulted from a rise in E-commerce Segment expenses necessary to support the Company's increased on-line marketing activities. The E-commerce segment's SG&A increase was partially offset by decreases realized in the Company's (a) Off-line Customer Acquisition Services Segment and (b) LEC Billed Product and Services Segment, with such segments' expense decreases directly correlating to the significant decline in such segments' activity during the six months ended May 31, 2001.

     The Company's components of "Other income (expense)" for the six months ended May 31, 2001 and May 31, 2000 are presented below:

  Consolidated Other Income (Expense)

                                                SIX MONTHS ENDED
                                           --------------------------     CHANGE --     CHANGE --
                                             MAY 31,        MAY 31,       INC(DEC)      INC(DEC)
                                              2001           2000            $$$           %%%
                                           -----------    -----------    -----------    ---------
OTHER INCOME (EXPENSE):
Interest expense.........................
Interest income and dividends............  $ 1,144,261    $ 1,176,451    $   (32,190)       (3)%
Net (losses) gains on sale of marketable
  securities.............................       (1,776)       902,221       (903,997)     (100)%
Permanent impairment charges.............   (4,690,258)    (1,345,734)    (3,344,524)      249%
Gain on non-monetary cost basis
  exchange...............................           --        565,572       (565,572)     (100)%
Other non-operating income:
  Residual revenues from terminated
     programs............................       88,350        671,941       (583,591)      (87)%
                                           -----------    -----------    -----------      ----
     Total Consolidated Other Income
       (Expense).........................  $(3,459,423)   $ 1,970,451    $(5,429,874)     (276)%
                                           ===========    ===========    ===========      ====

     During the six months ended May 31, 2001 (specifically within the three months ended February 28, 2001), the Company recognized losses due to what the Company believes to be "other than temporary" declines in the value of its marketable security portfolio. These securities had "mark-to-market" valuation adjustments in previous quarters, with such adjustments being classified in "other comprehensive income (loss)" (a contra equity account on the Company's balance sheet) pursuant to their "available-for-sale" classification. Such non-cash pretax recognized losses amounted to $4,190,207 during the six months ended May 31, 2001.

     The Company evaluated its long-term investments during the six months ended May 31, 2001 (specifically within the quarter ended February 28, 2001 and during the period March 1, 2001 to April 1, 2001) and determined that an investment made in a privately held company during Fiscal 2000 was impaired. A long-lived asset impairment write down, related to this continuing evaluation, of $500,051 was charged to the six months ended May 31, 2001. During the three months ended May 31, 2001 this entity effectively wound down operations and ceased doing business.

     During the six months ended May 31, 2000, the Company disposed of approximately 240,000 shares of SkyMall, Inc. (Nasdaq:SKYM) and recorded a recognized gain of approximately $941,000.

     In the six month period ended May 31, 2000 the Company evaluated its long-term investments and determined that several investments made in privately held companies were impaired. A long-lived asset impairment write down (resulting from the Company's continuing evaluation of the related long-lived assets' cash flows and future economic potential) of approximately $1,105,000 was charged to the six month period ended May 31, 2000 for the impaired long-lived assets. During the six months ended May 31, 2000, the Company also charged approximately $241,000 to operations, which related to the impairment of capitalized software costs.

     The Company's effective income tax rate is a result of the combination of federal income taxes at statutory rates, and state taxes, subject to the effects of valuation allowances taken against the "realizability" of deferred tax assets. The Company recorded income tax expense of $1,311,799 during the six-month period ended May 31, 2001 on a pre-tax loss of $1,443,576 million. This tax expense is due to the Company taking full valuation allowances against the future tax benefits attributable to permanent impairment charges from (a) capital losses generated from losses recognized on marketable securities, and
(b) a "long-lived asset impairment" charge, both taken during the six months ended May 31, 2001. The Company's effective tax rate was approximately 40% for the six-month period ended May 31, 2000. Such deferred tax asset valuation allowance was taken at May 31, 2001 due to the absence of any appreciated capital gain property (available for the potential generation of capital gain income) to offset the capital losses realized in the six months ended May 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 2001, the Company had cash and cash equivalents of approximately $7.2 million, reflecting an increase of approximately $2.6 million, compared to the $4.6 million in cash and cash equivalents held at November 30, 2000. At May 31, 2001 the Company had marketable securities of $31.1 million compared to $38.7 million at November 30, 2000.

     During the six months ended May 31, 2001, net cash used in operating activities was approximately $5.2 million. The significant components resulting in this use of cash were from: (i) payments of federal income taxes, (ii) increases in accounts receivable, attributable to net revenues generated by the Company from its E-commerce segment, (iii) payments on amounts due to related parties, and (iv) payments on trade payables.

     On March 20, 2001, the Company made a $5 million partial payment against a tentative settlement with the Internal Revenue Service ("IRS") based upon the current status of tax audits covering the tax years January 1, 1996 to December 31, 1999. This payment was made to reduce the Company's interest expense related to the final settlement, which is expected to be reached in the current fiscal year. The Company currently anticipates it will expend approximately $1 million in additional funds upon settlement of the tax audits. The IRS adjustment had been factored into the Company's tax accrual and corresponding earnings in a prior fiscal year. Therefore, the Company does not expect to recognize a future impact on earnings for these payments.

     During the six months ended May 31, 2001, approximately $7.8 million of net cash was provided by investing activities, resulting from approximately $8.3 million provided by net proceeds from the sale of investments in short term, high-grade commercial paper and auction rate securities, offset by cash outflows for capital expenditures of approximately $467,000 and long-term investments of $49,000.

     Cash provided by financing activities during the six months ended May 31, 2001 amounted to $60,177, all of which was provided by the exercise of the Company's stock options.

     Historically, the Company's primary cash requirements have been to fund the cost of advertising and promotion, with additional funds having been used in the purchasing of equipment and services in connection with the commencement of new business lines and further development of businesses currently being test marketed. During the fiscal year ended November 30, 2000, the Company executed its on-line direct marketing strategy. The Company's future plans and business strategy continue to call for its Internet based E-commerce segment to be its primary operating focus, with management's intention being for such segment to supply a material portion of future revenues. If the Company's on-line activities fail to generate sufficient revenue, then the continuation of the Company's on-line growth could have an impact on the Company's capital and liquidity resources relating to possible expenditures for (a) marketing campaigns, (b) product development costs, (c) site development and maintenance, and related technology based costs, (d) potential on-line business acquisitions, or (e) other unexpected costs. During the six months ended May 31, 2001, the Company expended approximately $467,000 in capital expenditures to support its E-commerce activities.

     During the fiscal year ended November 30, 1999, the Company's Internet business plan and strategy prompted the Company to terminate the active marketing of its legacy products and services. Accordingly, this legacy activity may contribute, in a significantly decreasing degree, to the Company's cash flows and net income in subsequent fiscal periods, as was the case during the six months ended May 31, 2001. This should be considered when using the Company's historical results in evaluating future operations, cash flows and financial position. Nevertheless, the Company continues to explore opportunities to offer other LEC Billed Products and Services in the future, if determined to be in the best interests of the Company.

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

     In consideration for the Company's acceptance of the terms of the 900 Agreement, ARS and any of its affiliates offering 900 Pay-Per-Call Psychic Services and/or membership club services, agreed to pay to the

Company certain royalty fees ("900" Entertainment Service termination royalties, included in the Company's LEC Billed Products and Services Segment) relative to such service offerings. ARS was required to pay such royalty fees from and after the consummation of the transactions contemplated by the Transaction Agreements, and until January 16, 2001. For the six months ended May 31, 2001 and May 31, 2000, these royalties amounted to approximately $486,000 and $1,488,000, or 5% and 15%, respectively, of the Company's net revenues. As of May 31, 2001, the Company has received all funds due under this arrangement and will no longer recognize revenue or cash flows from this activity in future fiscal periods.

TRANSACTIONS WITH MAJOR CUSTOMERS

     During the six months ended May 31, 2001, the Company had four customers within its E-commerce segment who, in combination, accounted for approximately 47.5% of consolidated net revenues during the six-month period ended May 31, 2001, and approximately 36% of consolidated net accounts receivable as of May 31, 2001. The Company did not conduct business with these customers in the prior year's comparable period and the related consolidated accounts receivable from such companies were negligible at November 30, 2000.

     During the six months ended May 31, 2000, the Company derived approximately 47% of net revenues from one major customer in its Off-line Customer Acquisition Services Segment. During the fiscal year ended November 30, 2000, the Company derived approximately 53% of its revenues from two major customers (see below). In the years ended November 30, 1999 and 1998, the Company had derived approximately 72% and 20%, respectively, of its revenue from one major customer. As at November 30, 2000, the Company had either terminated, or had been terminated, from providing services to such major customers. Accounts receivable from these major customers were approximately $635,000 and $611,000 at May 31, 2001 and November 30, 2000, respectively.

     During the fiscal year ended November 30, 2000, the Company generated its Off-Line Customer Acquisition revenue exclusively from long distance customer acquisition agreements with two long distance providers, Qwest Communications and Talk.com.

     The Company provided marketing services to the long distance carrier LCI International Telecom Corp., d/b/a Qwest Communications Services ("Qwest"), primarily through outbound telemarketing and broadcast media, directed at the acquisition of residential long distance customers for Qwest. In addition to commissions paid to the Company for its successful customer acquisitions on behalf of Qwest, the Company also received a portion of Qwest's net revenues earned from such acquired customers' residential long distance usage. This marketing arrangement with Qwest was terminated in Fiscal 2000 through the execution of settlement, termination and release agreements. The Company does not expect to receive any further revenue from Qwest.

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

     As a result of such LEC imposed billing cessation, in November 1998, the primary billing service provider for the Company's enhanced services, Billing Information Concepts Corporation ("BIC"), terminated its arrangement with the Company for providing billing for the Company's enhanced services. BIC continued to service all data relating to post-billing adjustments to records billed prior to BIC's self-imposed billing cessation. In December 1998, the Company entered into an agreement with Transtel, whereby Transtel provided the billing services previously provided by BIC. In effect, between the termination of the BIC billing service arrangement and the commencement of billing under the agreement with Transtel (approximately two months), the Company was unable to bill for any enhanced services provided. The Company continues to bill an attriting customer base relative to these enhanced services resulting in net revenues of approximately $637,000 and $2,558,000, for the six months ended May 31, 2001 and May 31, 2000, respectively. The Company expects this decrease in enhanced services revenue to continue, and does not expect such revenues from those customers to contribute materially to future fiscal periods.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  Talk.com

     On or about October 25, 2000, the Company instituted proceedings before the American Arbitration Association against Talk.com Holding Corp. ("Talk") (Case No. 13Y 180 01000 00), seeking money damages to be determined during the proceedings, but believed to amount to at least $7 million, and other relief. The relief sought arises from Talk's October 2000 termination of a series of agreements entered into between the Company and Talk between April and September 2000 (the "Talk Agreements"), pursuant to which the Company provided marketing services to Talk directed at the acquisition of residential long distance customers for Talk. The Talk Agreements obligated Talk to pay the Company fees for successful customer acquisitions on Talk's behalf. Talk has denied that the Company is entitled to the relief sought because Talk claims that it rightfully terminated the Talk Agreements; and it has asserted a counterclaim seeking to recover expenses it has or will incur in the amount of $880,000, and a refund from the Company of approximately $6.75 million due to the Company's alleged breaches of the Talk Agreements. The arbitration commenced in June 2001, and a decision of the arbitrators is expected in the fall of 2001. The Company believes that there is no merit to Talk's counterclaims, and has and intends to continue to vigorously defend against them in the arbitration.

  Class Action

     On May 30, 2001, the parties to the Class Action entered into a Stipulation of Settlement to settle the Class Action. Under the terms of the Stipulation, the Company's insurers have paid into escrow an aggregate of $3.2 million in settlement of the Action. The settlement is subject to a number of contingencies, including the final approval of the District Court, and the entry of an Order and Final Judgment by the District Court. By Order dated June 13, 2001, the District Court gave preliminary approval to the proposed settlement, subject to notice to class members, and a hearing for final approval, which the District Court has scheduled for September 21, 2001. There can be no assurance that the District Court will finally approve the Settlement.

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

     (b) Reports on Form 8-K.

     THE COMPANY DID NOT FILE ANY REPORTS ON FORM 8-K DURING THE SECOND QUARTER OF THE FISCAL YEAR ENDING NOVEMBER 30, 2001.

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

Date: July 16, 2001

                                          By: /s/     DANIEL HARVEY
                                            ------------------------------------
                                                       Daniel Harvey
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: July 16, 2001