Form 10-Q
period 2001-08-31
TRAFFIX INC
filed 2001-10-16
CIK 1000297

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-27046

TRAFFIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3322277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Blue Hill Plaza Pearl River, New York	10965
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (845) 620-1212

Registrant’s former name:  Quintel Communications, Inc.

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒      No   ☐

      The number of shares outstanding of the Registrant’s common stock is 14,142,210 (as of 10/12/01).

TRAFFIX, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
QUARTER ENDED AUGUST 31, 2001

ITEMS IN FORM 10-Q

Page

Part I	Financial Information
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	None
Part II	Other Information
Item 1.	Legal Proceedings	II-1
Item 2.	Changes in Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Submission of Matters to a Vote of Security Holders	II-1
Item 5.	Other Information	None
Item 6.	Exhibits and Reports on Form 8-K	II-2
Signatures		II-4

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	November 30,
	2001	2000

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,435,416	$4,551,344
Marketable securities	25,118,142	38,676,890
Accounts receivable, trade, net of allowance for doubtful accounts of $1,833,505 at August 31, 2001 and $795,024 at November 30, 2000	7,299,777	4,354,588
Deferred income taxes	5,066,526	2,095,026
Due from related parties	458,523	467,877
Prepaid expenses and other current assets	1,128,134	1,508,547

Total current assets	47,506,518	51,654,272
Property and equipment, at cost, net of accumulated depreciation	820,746	512,958
Goodwill, net	1,412,109	—
Long-term investments, at cost	114,000	565,051
Deferred income taxes	71,778	71,778

Total assets	$49,925,151	$52,804,059

Liabilities
Current liabilities:
Accounts payable	$1,409,817	$2,091,331
Accrued expenses	3,496,760	3,218,262
Reserve for customer chargebacks	1,240,121	1,225,040
Due to related parties	577,657	1,446,619
Income taxes payable	2,811,098	3,434,995
Deferred income taxes	59,252	59,252

Total current liabilities	9,594,705	11,475,499

Shareholders’ equity
Preferred stock — $.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock — $.001 par value; authorized 50,000,000 shares; issued and outstanding 14,140,010 shares and 15,681,116 shares, respectively	14,140	15,680
Additional paid-in capital	40,964,732	39,208,992
Retained earnings	1,496,891	8,691,438
Accumulated other comprehensive income (loss)	105,245	(4,385,650)
Common stock held in treasury, at cost, 956,903 shares and 942,853 shares, respectively	(2,250,562)	(2,201,900)

Total shareholders’ equity	40,330,446	41,328,560

Total liabilities and shareholders’ equity	$49,925,151	$52,804,059

The accompanying notes are an integral part of these financial statements.

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended		Nine Months Ended

	August 31,	August 31,	August 31,	August 31,
	2001	2000	2001	2000

	(Unaudited)
Net revenue	$7,404,820	$7,862,386	$18,158,917	$17,781,896
Cost of sales	2,281,715	2,382,127	4,907,317	4,045,208

Gross profit	5,123,105	5,480,259	13,251,600	13,736,688
Selling expenses	663,549	590,100	1,653,635	793,541
General and administrative expenses	2,954,674	2,958,922	8,077,236	7,833,469

Income from operations	1,504,882	1,931,237	3,520,729	5,109,678
Other income (expense):
Interest expense	—	(150,000)	—	(150,300)
Interest income and dividends	353,645	641,324	1,497,906	1,817,775
Realized (losses) gains on marketable securities	405,837	(10,040)	404,061	892,181
Permanent impairment charges	—	(335,000)	(4,690,258)	(1,680,734)
Gain on non-monetary cost basis exchange	—	—	—	565,572
Other non-operating income (expense)	(4,060)	539,230	84,290	1,211,171

Income before provision for income taxes	2,260,304	2,616,751	816,728	7,765,343
Provision for income taxes	797,312	1,055,151	2,109,111	3,135,176

Net income (loss)	$1,462,992	$1,561,600	$(1,292,383)	$4,630,167

Basic income (loss) per share (Note 3):
Net income (loss)	$0.10	$0.11	$(0.09)	$0.31

Weighted average shares outstanding	13,966,939	14,851,353	14,497,515	14,821,463

Diluted income (loss) per share (Note 3):
Net income (loss)	$0.10	$0.10	$(0.09)	$0.29

Weighted average shares outstanding	14,729,475	15,436,632	14,497,515	15,824,160

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	August 31, 2001	August 31, 2000

	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(1,292,383)	$4,630,167
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	272,916	228,604
Reserve for customer chargebacks	15,081	(3,702,102)
Provision for uncollectible accounts	1,038,481	—
Gain on non-monetary cost-basis exchange	—	(565,572)
Deferred income taxes	(2,971,500)	778,595
Compensation expense related to options	116,218	—
Realized gains on marketable securities	(404,061)	(892,181)
Permanent impairment charges	4,690,258	1,680,734
Amortized discounts and premiums on marketable securities	(302,995)	138,190
Changes in assets and liabilities of business:
Accounts receivable	(3,983,670)	(1,810,165)
Prepaid expenses and other current assets	380,413	(306,958)
Accounts payable	(681,514)	(516,869)
Income taxes payable	(534,856)	(1,494,698)
Due from/to related parties	(859,608)	266,931
Other, principally accrued expenses	278,498	(795,530)

Net cash used in operating activities	(4,238,722)	(2,360,854)

Cash flows from investing activities:
Purchases of securities	(173,426,992)	(240,699,070)
Proceeds from sales of securities	187,993,483	240,860,163
Capital expenditures	(546,968)	(179,953)
Purchases of long-term investments	(49,000)	(1,060,051)

Net cash provided by (used in) investing activities	13,970,523	(1,078,911)

Cash flows from financing activities:
Purchase of common stock	(6,048,662)	(747,051)
Proceeds from stock options exercised	200,933	321,735

Net cash used in financing activities	(5,847,729)	(425,316)

Net increase (decrease) in cash and cash equivalents	3,884,072	(3,865,081)
Cash and cash equivalents, beginning of period	4,551,344	7,939,567

Cash and cash equivalents, end of period	$8,435,416	$4,074,486

TRAFFIX, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.  General

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited consolidated financial statements do not include certain information and note disclosures normally required by generally accepted accounting principles. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000. The results of operations for the three and nine months ended August 31, 2001 are not necessarily indicative of the results to be expected for the subsequent quarter and entire fiscal year ending November 30, 2001. Certain prior year amounts in the unaudited consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform with the current year presentation.

2.  Significant Accounting Policies

  Revenue Recognition

      The Company currently earns the most significant portion of revenue from its E-commerce segment pursuant to marketing agreements with marketing partners and corporate customers (collectively, “Corporate Customers”). The provisions of each agreement determine the type and timing of revenue to be recorded. The Company generates its E-commerce revenue from the following six basic categories: (1) delivery of consumer traffic to the websites and inbound telemarketing call centers of our Corporate Customers (e.g., click-thrus from the game banners on the Company’s GroupLotto.com website), (2) delivery of consumer data to our Corporate Customers with respect to the consumers who have registered for our Corporate Customers’ products or services (e.g., a consumer who registered via the GroupLotto.com registration page to receive on-line promotions from our Corporate Customers), (3) delivery of pre-qualified consumer data to our Corporate Customers as a result of consumers’ responses to targeted questions and surveys (e.g., receiving free gifts for your children), (4) delivery of a sale or completed application for our Corporate Customers products or services (e.g., a consumer who responds to a Traffix e-mail promotion on behalf of a Corporate Customer by completing an application on-line for a credit card or a term-life insurance product), (5) generating revenue from any of the foregoing categories by placing our Corporate Customers’ offers on the media of third parties with whom we have a marketing relationship on a revenue share basis, and (6) rentals and sales of copies of specific segments of its databases to Corporate Customers for their proprietary marketing and database enhancements. The Company invoices its customers in accordance with the terms of the underlying agreement, and the related marketing activity delivered and/or marketing service provided. Revenue is recognized at the time the marketing activity is delivered, or service is provided (normally, either daily or weekly), net of estimated contractually specified data qualification allowances, when applicable. Such data qualification allowances may include duplications, invalid addresses, age restrictions and other allowances. In accordance with newly developing revenue recognition pronouncements, specifically Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”) issued in December 1999, and in accordance with the Company’s historical accounting policies and reporting practices, the Company records all related obligations associated with the related net revenue at its point of recognition. The Company adopted SAB 101 during the three months ended February 28, 2001; such adoption did not materially impact financial position or results of operations. The obligations, previously mentioned, include costs payable to other on-line, as well as off-line, advertisers for registered user acquisitions, fee sharing costs under partner agreements, e-mail message delivery costs, contingent based prize indemnification coverage (for potential free on-line

TRAFFIX, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

lottery winners) and all other variable costs directly associated with completing the Company’s obligations relative to the revenue recognized. Such revenue recognition is also subject to provisions based on the probability of collection. In cases where the Company receives advances prior to fulfilling its obligations relative thereon, such revenue is deferred until the obligation is fulfilled. At August 31, 2001, the Company’s accrued expenses included approximately $540,000 of deferred revenue relating to such advances; at November 30, 2000 deferred revenue included in accrued expenses was approximately $692,000. With respect to capitalization and amortization of marketing costs, the Company’s policy has been to expense, as a cost of sale, database acquisition costs, and all other related marketing costs, at the time the obligation or expense is incurred. During the three months ended August 31, 2001, the Company purchased a database for approximately $146,000. Based on the Company’s previous experience with such bulk data acquisitions, it has been determined that a basic database generates revenue for a minimum of three to nine months. Based on this experience, the Company has capitalized the cost of this database acquisition and is amortizing such acquisition over the four-month period August 1, 2001 to November 30, 2001 on the straight-line basis. In the three months ended August 31, 2001, the Company recognized approximately $37,000 of such amortization. The unamortized balance of approximately $109,000 at August 31, 2001 will be expensed in the Company’s fourth quarter ending November 30, 2001. The Company expects to continue to purchase databases in bulk and, depending on the nature of the data content (e.g., whether the database is basic or has extensive depth of data fields), will determine the appropriate amortization period to be applied.

      Revenues from the Company’s off-line customer acquisition services (which were inactive during the three and nine month periods ended August 31, 2001), historically consisted primarily of residential long distance customer acquisition programs, and are recorded upon the achievement of certain events particular to the corresponding program’s fulfillment liability. Subsequent to the delivery of the initial sales record to the respective long distance carrier, the Company may be required to provide to the customer certain products and services (fulfillment liability), such as prepaid cellular telephones and/or other marketing premiums. These costs are estimated and accrued, as a component of marketing expense, at the time the associated revenues are recognized. At August 31, 2001 and November 30, 2000, accrued expenses included approximately $736,000 and $746,000 of such costs, respectively. This estimation is adjusted by actual amounts experienced in subsequent periods. As of August 31, 2001, the approximate $736,000 accrued expense is funded to the extent of approximately $640,000 by an escrow account managed by a major financial institution. The Company has incurred deminimis customer redemption requests against the accrued liability, and is pursuing recovery of the funds held in escrow. Any escrow recovered will be recognized as other non-operating income at the time of receipt.

      Revenue from the Company’s LEC Billed Product and Service segment (the Company has not marketed such services since November 1998), consists of various enhanced telephone services, principally voice mail services that are recognized net of an estimated provision for refunds and credits subsequently granted to customers (“customer chargebacks”). Since the provision for customer chargebacks was established prior to the periods in which chargebacks are actually expended, the Company’s revenues are adjusted in later periods when the Company’s incurred chargebacks vary from the amounts previously estimated. See Subsequent Events Note for additional disclosure relative to the LEC Billed Product and Service segment’s net assets at August 31, 2001.

     Transactions with Major Customers

      During the three and nine months ended August 31, 2001, the Company had four customers in its E-commerce segment who in combination accounted for approximately 50.6% and 47.4% of consolidated net revenues during the periods, respectively, and approximately 30.8% of consolidated net accounts receivable as of August 31, 2001. For the three months ended August 31, 2001, each of the four customers referenced above had related net revenues that exceeded 10% of the Company’s consolidated net revenue for such period. Of the

TRAFFIX, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

balance of the Company’s customer base of approximately 60 customers, no single customer had net revenues that equaled, or exceeded, 10% of consolidated net revenues for the three months ended August 31, 2001. The Company did not conduct business with the above referenced customers in the prior year’s comparable period and the related consolidated accounts receivable from such companies were negligible at November 30, 2000.

      During the latter part of the month of September 2001, the Company was notified through a publicly issued press release that MatchLogic, a subsidiary of Excite@Home (Nasdaq:ATHMQ), was winding down its operations and anticipated the completion of the closure by the end of December 2001. MatchLogic was one of the Company’s significant customers in both the three and nine-month periods ended August 31, 2001. As of October 12, 2001 the Company collected the MatchLogic trade accounts receivable balance from August 31, 2001. The Company also billed and collected for services rendered to MatchLogic for September 2001, as of October 12, 2001. Currently, the Company does not anticipate providing services to MatchLogic and correspondingly does not anticipate the recording and collection of revenue from such Company subsequent to September 30, 2001. See Subsequent Event Note for additional disclosures relative to this matter.

      During the prior fiscal year’s three and nine month periods ended August 31, 2000, the Company’s Off-line Customer Acquisition Service segment’s primary marketing partner (Nasdaq:TALK) accounted for approximately 47% and 21% of consolidated net revenues, respectively; the three and nine months ended August 31, 2001 did not include revenue from such marketing partner. In the fourth quarter of the fiscal year ended November 30, 2000, this customer terminated the agreement and the Company has sued such customer; the case is currently pending a decision before the American Arbitration Association. The Company has not recognized any income relative to the purported premature termination, and if any monetary award is granted from this legal proceeding and subsequently collected, the Company expects to recognize such proceeds as other non-operating income at the time of receipt.

      Relative to a marketing agreement that the Company had with another long distance carrier in a prior year, the Company executed settlement, termination and release agreements with such partner in the fiscal year ended November 30, 2000. Under the termination agreement, certain amounts were placed in escrow to secure the potential indemnification liability to such marketing partner arising under a legal proceeding commenced in Minnesota against that marketing partner in September of 2000. The Company has not been named in this action. Amounts remaining in escrow are included in the Company’s accounts receivable, and were approximately $640,000 at August 31, 2001 and $611,000 at November 30, 2000. The Company is pursuing recovery of the funds held in escrow. Any recovered escrow funds will be recognized as other non-operating income at the time of receipt. (See “Transactions with Major Customers” which follows “Management’s Discussion and Analysis of Financial Condition”.)

      Selling Agreements

      The “selling” expenses portion of SG&A has been separately identified in the Company’s Consolidated Statement of Income. This line item captures traditional selling expenses such as selling salaries, travel and entertainment. In addition, this line item includes costs associated with the Company’s program of promoting its Corporate Customers’ offers on the media of the Company’s third party marketing partners (e.g., third party websites and databases). Generally, the Company incurs these expenses on a revenue-share basis whereby (a) the third party marketing partners market an offer on behalf of the Company, (b) the Company in turn is paid by its Corporate Customer, and (c) then the Company pays each marketing partner a percentage (the revenue share) of the gross revenue actually generated from promoting the offer on such marketing partner’s media. For the three and nine month periods ending August 31, 2001, selling expenses were $663,549 and $1,653,635, respectively, and for the three and nine month periods ended August 31, 2000, selling expenses were $590,100 and $793,541, respectively. These amounts are included in the Company’s

TRAFFIX, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

SG&A tables set forth in the section Management’s Discussion and Analysis of Financial Condition and Results of Operations. As the Company expands its program of marketing on third party media, the Company anticipates that these selling expenses will continue to grow as a function of gross revenue.

3.  Earnings Per Share

      The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended

	August 31,	August 31,	August 31,	August 31,
	2001	2000	2001	2000

Denominator:
Denominator for basic earnings per share — weighted average shares	13,966,939	14,851,353	14,497,515	14,821,463
Effect of dilutive securities:
Stock options	762,536	585,279	—	1,002,697

Denominator for diluted earnings per share — adjusted weighted average shares	14,729,475	15,436,632	14,497,515	15,824,160

      Options to purchase 881,500 and 721,896 shares of common stock for the three months ended August 31, 2001 and 2000, respectively, and 858,613 and 413,033 for the nine months ended August 31, 2001 and 2000, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

4.  Comprehensive Income (Loss)

      Unrealized gains and losses on the Company’s marketable securities are reported in comprehensive income (loss) and accumulated other comprehensive income (loss). Comprehensive income (loss) is defined as “the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.” Excluding net income the Company’s source of comprehensive income (loss) would ordinarily include the after tax net unrealized gains and (losses) on available-for-sale securities. Based on the presence of unrealized capital losses (such capital losses’ deferred tax assets have been fully devalued at February 28, 2001 and November 30, 2000), in excess of the current three and nine month period unrealized gains, a full credit was taken against the estimated deferred tax liability attributable to the unrealized gains arising in the three and nine month periods ended August 31, 2001. At November 30, 2000 and February 28, 2001, full valuation allowances were taken against the estimated deferred tax assets

TRAFFIX, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

attributable to the unrealized losses based on the absence of other appreciated capital gain property. The components of comprehensive income (loss) are presented below:

	Three Months Ended		Nine Months Ended

	August 31,	August 31,	August 31,	August 31,
	2001	2000	2001	2000

Net income (loss)	$1,462,992	$1,561,600	$(1,292,383)	$4,630,167
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from available-for-sale securities, arising during the periods indicated, net of income taxes of $-0- and $241,713, $-0- and $1,587,535, respectively	17,874	362,570	241,150	(2,380,882)
Less: reclassification adjustment for loss realized in net income	—	—	4,190,207	—
Add: reclassification adjustment for gain realized in net income	(405,837)	—	(404,061)	—

Comprehensive income	$1,075,029	$1,924,170	$2,734,913	$2,249,285

5.  Advertising Expenses

      Currently, the material portion of the Company’s advertising expense is comprised of (1) costs associated with the transmission of e-mail advertisements, (2) costs associated with on-line customer acquisition data, and (3) e-mail program promotional and creative development costs. Such costs are charged to operations (a) at the time of the e-mail transmission, (b) upon receipt of the qualified customer acquisition data, and (c) at the time the promotional and creative services are provided, respectively, and are included as a component of cost of sales.

      In fiscal years prior to December 1, 2000, advertising expense had consisted of television broadcast media and related production costs, outbound and inbound telemarketing, direct-mailing costs, and print media. During the fiscal year ended November 30, 2000, the Company began to concentrate its efforts in the Internet direct marketing sector and as such moved away from these previous methods of advertising.

      To the extent payments are made for consumer data, on-line media or prepayments for emailing costs, in advance of the fulfillment of such obligations, the Company expenses such pre-payments ratably over the shorter of the contract period or to the extent of actual fulfillment. Total advertising and marketing expenses, included in the cost of sales, for the three months ended August 31, 2001 and 2000 were approximately $2,150,000 and $1,780,000, respectively, and the nine months ended August 31, 2001 and 2000 were approximately $4,460,000 and $3,077,000, respectively.

      Included in prepaid expenses and other current assets at August 31, 2001 and November 30, 2000, were approximately $863,000 and $655,000, respectively relating to the unamortized portion of prepayments related to a marketing agreement, and an email delivery contract.

      Included in unamortized marketing costs at August 31, 2001 was $600,000 in prepaid email delivery costs, with such services to be provided by MatchLogic (a subsidiary of Nasdaq:ATHMQ). The governing agreement was originally for a term of one year, covering the period June 1, 2001 to May 31, 2002. The original contract email delivery prepayment of $800,000 was made in May 2001. The Company has amortized $200,000 (25% of the initial balance over the expired portion of the contract term) during the three months ended August 31, 2001. Such amortization expense exceeded the actual costs incurred based on actual fulfillment during the three months ended August 31, 2001. Based on notification through a publicly

TRAFFIX, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

issued press release in the latter part of September 2001, Excite@Home (Nasdaq:ATHMQ) intends to wind down MatchLogic’s operations and anticipates the completion of the closure by December 31, 2001, the Company has reset its amortization period for the unamortized portion of the prepaid marketing agreement. As such, the remaining balance of $600,000 at August 31, 2001 will be amortized ratably over the four-month period of September 1, 2001 to December 31, 2001, or more rapidly if MatchLogic fulfills its delivery commitment at a rate that exceeds the anticipated straight-line amortization. The Company is actively pursuing alternatives with MatchLogic, and its parent ATHMQ (e.g., refund of prepayment, database acquisition, other marketing benefits, or legal action) to replace, or preserve, the terms of the original agreement shortened by MatchLogic’s closure. See Subsequent Event Note for additional disclosure relative to this matter.

6.  Marketable Securities and Long Term Investments, at Cost

      During the nine months ended August 31, 2001, the Company recognized losses (through a permanent impairment charge) of $4,190,207 on certain of its available-for-sale marketable securities. The underlying securities (the historical carrying values of such securities were reduced to their related closing prices effective at February 28, 2001) and related recognized losses reflected in the nine months ended August 31, 2001, are as follows; (1) My Points, Inc. (Nasdaq:MYPT), $2,553,778, (2) SkyMall, Inc. (Nasdaq:SKYM), $1,386,429, and (3) Predict It, Inc. (Nasdaq:PRIT.OB), $250,000. The Company has continually evaluated the carrying value of such investments, and in terms of risk at the individual company level coupled with risk at the market level, the Company’s evaluation as of April 1, 2001 indicated that the decline in the related securities was “other-than-temporary”. As a result of this analysis, the Company adjusted the “cost basis” of these securities, effective February 28, 2001, to the closing prices on that date and realized the corresponding loss during the nine month period ended August 31, 2001 (specifically during the three month period ended February 28, 2001). This loss is included in the Company’s other income (expense), “Permanent impairment charges” for the nine months ended August 31, 2001.

      On May 14, 2001, SKYM announced that it had entered into a merger agreement under which Gemstar-TV Guide International, Inc. (Nasdaq:GMST) intended to acquire all of the common stock of SKYM for cash and GMST common stock with the combined consideration approximating $3.00. This represents an approximate 60% premium over the post “permanent impairment charge” share cost basis and an approximate 43% discount to the SKYM cost basis prior to the “permanent impairment charge”. During the three months ended August 31, 2001 the Company liquidated its entire position in SKYM in the open market at prices ranging between $2.83 and $2.90 per share and correspondingly recorded an approximate capital gain of $180,000 during such period.

      On June 4, 2001, United New Ventures, an affiliate of UAL Corp. (NYSE:UAL) announced that it intended to acquire all of the common stock of MYPT in a cash tender offer of $2.60 a share. The Company has tendered all of its MYPT shares held during the three months ended August 31, 2001 and correspondingly recorded an approximate $224,000 capital gain during such period. This tender offer price represented an approximate 138% premium over the MYPT post “permanent impairment charge” share cost basis and an approximate 89% discount to the MYPT cost basis prior to the “permanent impairment charge”. During the fiscal year ended November 30, 2000, the Company had invested approximately $500,000 in a private company, and carried the investment under the cost method. After continued review of such investment, and the investment’s consistent failure to achieve significant goals set forth in its business and financing plans, such investment fell within the Company’s impairment evaluation criteria. According to the above analysis the Company’s impairment loss for the three months ended February 28, 2001 amounted to $500,051, and is included as a component of other income (expense) “Permanent impairment charges” for the nine months ended August 31, 2001. During the prior quarter’s three months ended May 31, 2001 this entity effectively wound down operations and ceased doing business.

TRAFFIX, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      In January 2000, of the prior fiscal year, the Company increased its cost based long-term investment in itarget.com, Inc. (“itarget” at that time was a privately held company that specialized in on-line permission based e-mail marketing and consumer data information services). The increased investment was made pursuant to a stock swap agreement that required the Company to issue 229,862 of its common shares in exchange for 42,372 newly issued Series B, convertible preferred shares of itarget. The Company’s share issuance increased the cost based carrying value of itarget by $1,616,206. This cost based investment increase was a noncash investing activity. The Company had originally invested $500,000 in November 1999. On March 29, 2000, itarget.com, Inc. merged with Cybergold, Inc., (at that time a public company that traded as Nasdaq:CGLD). Pursuant to the merger, the Company received Cybergold shares in exchange for its itarget.com, Inc. shares. This merger event caused the previously classified long-term investment (cost based) in itarget.com Inc. to be transferred to the available-for-sale marketable security classification. As a result of such merger, and associated asset reclassification, the Company recognized a non-monetary, pre-tax gain of approximately $566,000 during the nine months ended August 31, 2000 on the new accounting basis of the Cybergold, Inc. shares. This non-cash item is included as a component of other income (expense), “Gain on non-monetary cost basis exchange” nine months ended August 31, 2000.

      During the nine months ended August 31, 2000, the Company sold 240,000 shares of its investment in SkyMall, Inc. (Nasdaq:SKYM) at an average price of $9.17 per share, yielding total proceeds to the Company of approximately $2.2 million, and a corresponding gain of approximately $941,000. This gain is included in the Company’s other income (expense) “Realized (losses) gains on marketable securities” (net of losses of $38,336 incurred in the three months ended May 31, 2000) for the nine months ended August 31, 2000.

7.  Subsequent Events

      Excite@Home (Nasdaq:ATHMQ) announced in a September 2001 press release that it intends to wind down its MatchLogic subsidiary’s operations, with the anticipation of completing the closure by December 31, 2001. On September 28, 2001, Excite@Home and MatchLogic filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. The Company had entered into marketing, data sale and email delivery agreements with MatchLogic, with such agreements having an original term covering the period June 1, 2001 to May 31, 2002. The email delivery contract, pursuant to which MatchLogic was to email the Company’s offers to MatchLogic’s databases, called for a prepayment of $800,000. Such payment was made in May 2001. The Company has reset its amortization period for the unamortized portion of the prepaid email delivery agreement in terms of the anticipated closure of MatchLogic. As such, the remaining balance of $600,000 at August 31, 2001 will be amortized ratably over the four-month period of September 1, 2001 to December 31, 2001, or more rapidly if MatchLogic fulfills its delivery commitment at a rate that exceeds the anticipated straight-line amortization.

      Additionally, MatchLogic was one of the Company’s significant customers in both the three and nine-month periods ended August 31, 2001. As of October 12, 2001, the Company had collected the MatchLogic trade accounts receivable balance from August 31, 2001. The Company also billed and collected for services rendered to MatchLogic for September 2001. The original marketing agreement that related to this revenue stream included a minimum sale commitment by MatchLogic, under which MatchLogic guaranteed to purchase $825,000, on a quarterly basis, of data from the Company.

      Currently, the Company does not anticipate providing data to MatchLogic and, correspondingly, does not anticipate the recording and collection of revenue attributable to such sales commitment subsequent to September 30, 2001. The Company intends to use all resources at its disposal to replace, or preserve, the terms of the original agreements, shortened by MatchLogic’s closure, including seeking a refund of payment,

TRAFFIX, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

database acquisition or rental, legal action or other marketing arrangements with MatchLogic’s parent, Excite@Home.

      On October 1, 2001 the Company filed an action in the United States District Court, Southern District of New York entitled Traffix, Inc. f/k/a Quintel Entertainment, Inc. v. Federal Transtel, Inc. (“FTT”) and Daniel Nishrie, Docket No. 01 Civ. 8807 (“the Action“). Federal Transtel (“FTT”) provided and continues to provide billing and collection services for the Company. Such services currently relate to a declining base of voice mail customers acquired in a previous fiscal year, with the applicable revenue being included in the Company’s LEC Billed Product and Service segment. During the three and nine month periods ended August 31, 2001, $201,368 and $838,387, or 2.7% and 4.5%, of net revenue, respectively, are reported in the Company’s filing relative to FTT’s voice mail billing and collection services.

      In the Action, the Company seeks to recover approximately $2.1 million relative to FTT’s voice mail billing and collection services. This amount is included in the Company’s balance sheet caption “Accounts receivable trade, net of allowance for doubtful accounts”, with such amount being offset by $1,169,108, which is the significant portion of the Company’s current liability balance sheet caption “Reserve for customer chargebacks.” The Company believes that the amounts claimed in the Action are collectible; therefore no allowance for uncollectibility was taken against such asset at August 31, 2001. See “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section for a discussion of how the above impacts the analysis of the Company’s “Days Sales Outstanding”.

      In a related action, Quintel Communications, Inc. v. Federal Transtel, Inc., Southern District of New York, Docket No. 00 Civ. 3803, the Company brought suit in a prior fiscal year to recover approximately $1 million the Company believed were wrongfully withheld by FTT in connection with FTT’s billing and collection services for a membership club that the Company ceased operating in June 1999. The Company has been granted summary judgment on liability, and a hearing to determine the exact amount of damages to be awarded to the Company is currently scheduled for October 23 and 24, 2001. At August 31, 2001, the Company has not recorded a receivable associated with this related action, it had expensed the amounts involved in a prior year; therefore the Company is treating this action as a “gain contingency”, with any potential recovery received by being reflected as other non-operating income at the time of receipt.

8.  Segment Information

      The Company’s reportable operating segments are aligned into three fundamental areas: (1) E-commerce billed to the Company’s Corporate Customers for on-line marketing and data sales (E-commerce Segment, this Segment is the Company’s primary operating Segment in the current fiscal year ending November 30, 2001), (2) Off-line Customer Acquisition services for traditional off-line generated direct marketing programs (with such Corporate Customers having consisted primarily of long distance carriers, wireless carriers and other service providing businesses)(this segment has been primarily inactive during fiscal 2001 and did not generate revenue during the three and nine month periods ended August 31, 2001) (Off-line Customer Acquisition Services Segment) and (3) Products and Services billed to consumers, on behalf of the Company, by Local Exchange Carriers (LEC Billed Products and Services Segment). The balance of the Company’s operations are individually immaterial and in the aggregate are included as part of Corporate and other. This business segment delineation is consistent with the Company’s management and financial reporting structure based on products and services. The Company evaluates performance of each segment based on many factors, with the primary criteria being (a) gross profit and (b) EBITDA which is net income excluding (i) special charges, (ii) interest expense, (iii) interest and dividend income, (iv) realized net (losses) gains on marketable securities, (v) long-lived asset impairment charges, (vi) gains on non-monetary cost basis exchanges, (vii) other non-operating income (loss), (viii) minority interest income (loss), (ix) depreciation, (x) amortization and (xi) income taxes. The organization shares a common

TRAFFIX, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment with all other overhead costs being included in the “Corporate and other” classification. The following tables set forth the Company’s financial results, by management performance criteria, by operating segment. All revenues are from non-intersegment sources; therefore no intersegment elimination applies. Summarized financial information by business segment is as follows:

      Segment Data — Net Revenue

	Three Months Ended		Nine Months Ended

	August 31,	August 31,	August 31,	August 31,
	2001	2000	2001	2000

For the periods:
E-commerce	$7,203,452	$3,320,198	$16,834,124	$4,533,876
Off-line Customer Acquisition Services		2,335,333	—	7,015,056
LEC Billed Products and Services	201,368	2,206,855	1,324,793	6,212,892
Corporate and other	—	—	—	20,072

Consolidated totals	$7,404,820	$7,862,386	$18,158,917	$17,781,896

      Segment Data – Gross Profit

	Three Months Ended		Nine Months Ended

	August 31,	August 31,	August 31,	August 31,
	2001	2000	2001	2000

For the periods:
E-commerce	$4,965,555	$1,917,296	$12,111,583	$1,049,880
Off-line Customer Acquisition Services	41	1,537,345	(29,262)	6,776,540
LEC Billed Products and Services	157,509	2,025,618	1,169,279	5,890,196
Corporate and other	—	—	—	20,072

Consolidated totals	$5,123,105	$5,480,259	$13,251,600	$13,736,688

      Segment Data — EBITDA

	Three Months Ended		Nine Months Ended

	August 31,	August 31,	August 31,	August 31,
	2001	2000	2001	2000

For the periods:
E-commerce	$2,798,129	$191,956	$5,920,916	$(3,182,186)
Off-line Customer Acquisition Services	(62,212)	1,297,375	(300,161)	6,184,482
LEC Billed Products and Services	100,279	1,807,889	934,260	5,180,985
Corporate and other	(1,199,295)	(1,435,113)	(2,761,370)	(2,995,298)

Consolidated totals	$1,636,901	$1,862,107	$3,793,645	$5,187,983

TRAFFIX, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Segment Data — Depreciation and Amortization

	Three Months Ended		Nine Months Ended

	August 31,	August 31,	August 31,	August 31,
	2001	2000	2001	2000

For the periods:
E-commerce	$74,495	$7,452	$100,432	$63,114
Off-line Customer Acquisition Services	—	—	—	—
LEC Billed Products and Services	—	—	—	—
Corporate and other	57,524	73,717	172,484	165,490

Consolidated totals	$132,019	$81,169	$272,916	$228,604

9.  Litigation

  Class Action

      On May 31, 2001, the parties to the Class Action entered into a Stipulation of Settlement to settle the Class Action. Under the terms of the Stipulation, the Company’s insurers have paid into escrow an aggregate of $3.2 million in settlement of the Action. The District Court held a settlement hearing on September 21, 2001, and on that date issued an Order and Final Judgment approving the settlement and dismissing the Class Action with prejudice.

  Philip Michael Thomas

      In October 2001, in an arbitration before the American Arbitration Association in New York entitled Philip Michael Thomas; PMT Productions Inc.; Kaye Porter Management; RMI Entertainment, Inc.; Millennium Telemedia, Inc., Claimants v. New Lauderdale, LLC d/b/a Calling Card Co.; Psychic Readers Network, Inc. d/b/a PRN Telecommunications; and Quintel Entertainment, Inc. (No. 131400004900), the claimants quantified the aggregate amount of their claims as being for $8,573,339, with interest of $3,576,264. The claims arise from agreements among the parties pursuant to which the respondents were permitted to use claimant’s name and likeness in connection with certain programs and membership clubs and pursuant to which Thomas was to make certain infomercials. The claimants allege that they were not paid the appropriate percentage of revenues allegedly due them and have asserted claims for fraud and deceit, constructive fraud, civil conspiracy, breach of constructive trust, quantum meruit/unjust enrichment, and unauthorized publication of Thomas’ name and likeness. Hearings on the arbitration have been adjourned on a number of occasions and are currently scheduled for late February and early March of 2002. The Company believes that there is no merit to the claims and intends to vigorously defend against them.

  Group Lotto

      On or about May 9, 2001, Mavies Wingler commenced an action against Group Lotto, Inc. (“GLI”), a wholly owned subsidiary of the Company in the Circuit Court of Logan County, West Virginia. Ms. Wingler claims to have picked the winning numbers entitling her to $10 million. On June 8, 2001, the action was removed to the United States District Court, Southern District of West Virginia, and is entitled Wingler v. GroupLotto, Inc., Docket Number 2:01 — CV — 518. The action is in the initial stages of discovery. The Company does not believe that there is any merit to Ms. Wingler’s claim, and intends vigorously to defend against it. GLI has a contract of indemnification with SCA Promotions, Inc. (“SCA”) to be indemnified for prizes paid out to qualified winners.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The matters discussed in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements and information relating to the Company that are based on the current beliefs and expectations of Management, as well as assumptions made by and information currently available to the Company. When used in this Management’s Discussion and Analysis, and elsewhere in this Form 10-Q, the words “anticipate”, “believe”, “estimate”, and “expect” and similar expressions, as they relate to the Company are intended to identify forward-looking statements. Such statements reflect the current views of the Company’s management, with respect to future events and are subject to certain risks, uncertainties and assumptions, which could cause the actual results to differ materially from those reflected in the forward-looking statements.

Overview

      During the fiscal year ended November 30, 2000 (“Fiscal 2000”), Traffix, Inc., formerly known as Quintel Communications, Inc. (the “Company”), implemented its strategy of migrating and expanding its direct marketing activities to the Internet. This included the launching of the website, www.GroupLotto.com, which is the Company’s on-line “data engine”, that offers an Internet user the ability to participate in a free on-line lottery in exchange for the user providing certain consumer data and granting the Company the right to market with respect to such data. As a result of this Internet emphasis, the Company’s E-commerce segment revenue increased to approximately $7,203,452 and $16,834,124 during the three and nine month periods ended August 31, 2001, respectively, from approximately $3,320,198 and $4,533,876 during the respective three and nine month periods ended August 31, 2000. During the three and nine month periods ended August 31, 2001, the Company also continued to generate residual revenue from one of its historical income sources, LEC Billed products and services ($201,368 and $1,324,793, respectively). A significant portion of the LEC Billed products and services revenue ($486,406) was earned during the three months ended February 28, 2001, and was attributable to royalty payments made to the Company by Access Resource Services, Inc. (“ARS”), pursuant to the terms of a series of agreements between the Company and ARS in 1999(the “ARS Transaction Agreements”). The ARS Transaction Agreements provided, in part, that ARS would make royalty payments to the Company through January 16, 2001 in consideration for the Company’s undertaking to refrain from offering certain telephone entertainment services. The Company no longer realizes revenue from the ARS Transaction Agreements in accordance with their January 16, 2001 expiration date.

      Historically, the Company was primarily engaged in the direct marketing of various telecommunications products and services(LEC Billed Products and Services Segment). It also provided customer acquisition products and services to long distance and wireless carriers (Off-line Customer Acquisition Services Segment). In the offering of these products and services, the Company utilized conventional off-line marketing channels including television, telemarketing, direct mail and print advertising. Its revenues were generated primarily through fees paid for customer acquisitions and, in certain cases, through the payment of ongoing commissions earned under revenue sharing arrangements with the respective carriers.

      During the fourth quarter of Fiscal 2000, the Company changed its name to Traffix, Inc. from Quintel Communications, Inc. This change was made to better depict the Company’s business of generating and directing consumer traffic for both on-line and off-line businesses.

      Traffix, Inc. is a database marketing and management company that utilizes the GroupLotto.com website, its on-line generated databases and the on-line media of other websites to generate revenue from direct marketing related activities. Such on-line databases (the “Databases”), both proprietary and partnered, contain information (such as postal addresses, phone numbers and birth dates) on over 35 million on-line consumers. The Company obtains permission to market to all of the consumers in the Databases.

      The Company generates revenue from three main sources. First, it generates revenue when consumers register for and play the free on-line lottery at the GroupLotto website. The Company is paid by its Corporate Customers when players click-thru to, register for, answer questions for, or subscribe for a Corporate Customer’s promotion or product. This activity forms the “GroupLotto Site” net revenue subset of the Company’s E-commerce segment. Second, the Company uses the Databases to send, via e-mail, offers and promotions to these individuals on behalf of its Corporate Customers. These offers and promotions include a variety of actions, such as affecting sales, generating targeted leads by answering questions and driving calls to inbound telemarketing centers. The Company also sends certain of these on-line offers and promotions to the databases of third party marketing affiliates on a revenue share or fixed price basis. The Company is then paid by its Corporate Customer from sales or leads generated for these offers (cost-per-acquisition or “cpa”), and, to a lesser extent, on a traditional cost-per-thousand (“cpm”) of e-mails sent basis. This activity forms the “E-mail” net revenue subset of the Company’s E-commerce segment. Third, the Company rents (for one time usage) the Databases, sells copies of specific segments of the Databases (such as for enhancements), or sells data that was created on a customized basis for a Corporate Customer , to third parties for direct marketing by on-line, telemarketing or regular mail channels. This activity forms the “Data sales” net revenue subset of the Company’s E-commerce segment.

      The combination of these on-line activities represented approximately 97%, or $7.2 million, of the Company’s net revenues during the three months ended August 31, 2001, when compared to approximately 42%, or $3.3 million of the Company’s net revenue during the comparable prior year’s three month period. The combination of these on-line activities represented approximately 93%, or $16.8 million, of the Company’s net revenues during the nine months ended August 31, 2001, when compared to approximately 26%, or $4.5 million, of the Company’s net revenue during the comparable prior year’s nine month period. During the separate three month periods ended August 31, 2000, November 30, 2000, February 28, 2001 and May 31, 2001, the Company’s E-commerce segment accounted for the following percentages of net revenues (%), and net revenues ($), respectively: 42%, or $3.3 million; 66%, or $5.4 million (which included approximately $3.4 million in revenue earned from Talk.com, see Part II, Other Information, Item 1. “Legal Proceedings”); 84%, or $4.1 million; and 95%, or $5.5 million.

      The Company’s expansion in, and dependence on, its on-line direct marketing efforts, coupled with the continued unproven reliability and profitability, and potential seasonality, of the E-commerce marketplace, in conjunction with the Company’s initial E-commerce segment operating losses incurred in Fiscal 2000, should all be considered when referring to the Company’s current three and nine month results, as well as its prior historical results, in evaluating the potential for the Company’s future operations, cash flows, and financial position.

      In facilitating the execution of the expansion of the Company’s direct marketing activities into the Internet, in Fiscal 1999 and 2000, the Company created a portfolio of strategic marketing partnerships with Internet-based companies, E-commerce retailers and off-line product and service providers. The Company believes such companies were looking to expand their customer reach by way of the Internet through the use of the Company’s direct marketing skills. In certain cases, when entering into marketing partnerships with another entity, the Company also simultaneously took an equity position in such company. Certain of these investments, which were carried as “available-for-sale” securities in the Company’s audited financial statements for the year ended November 30, 2000, have suffered severe declines in their respective market values, with such declines having been reflected in the shareholders’ equity section thereof as “Other Comprehensive Losses” as of November 30, 2000. During the nine months ended August 31, 2001 (specifically within the three months ended February 28, 2001) the Company realized “other than temporary” declines in this portfolio of marketable securities, and made a corresponding reclassification adjustment reducing “Other Comprehensive (Loss)” (a balance sheet contra equity account), and reflecting an approximate $4.2 million charge as a component of “Permanent impairment charges” (an income statement account). The reclassification mentioned above did not affect the Company’s book value per share. During the nine months ended August 31, 2001 (specifically within the three month period ended February 28, 2001) the Company recorded an approximate $500,000 loss attributable to an impairment of a long-term investment. This long-term asset write-down was included as a component of “Permanent impairment charges” for the three month period ended February 28, 2001, and the nine month period ended August 31, 2001, with the Company’s book value being negatively impacted to the extent of the loss at the time of the write-down. During the three months ended August 31, 2001, the Company recognized gains of approximately $406,000, included in “Other Income,” from the disposition of the marketable securities portion of these investments.

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

      The Company’s reportable operating segments are aligned into three fundamental areas: (1) E-commerce billed to the Company’s Corporate Customers for online marketing and data (E-commerce Segment), (2) Off-line Customer Acquisition Services for traditional off-line direct marketing programs (e.g. outbound telemarketing for long distance customer acquisition programs) for which no revenue was generated during the three month and nine month periods ended August 31, 2001 (Off-line Customer Acquisition Services Segment), and (3) Products and Services billed to consumers, on behalf of the Company, by Local Exchange Carriers (LEC Billed Products and Services Segment). The balance of the Company’s operations, immaterial both individually and in the aggregate, are included as part of Corporate and other. This business segment delineation is consistent with the Company’s management and financial reporting structure based on products and services.

      The Company evaluates performance of each segment based on many factors, with the primary criteria being (a) gross profit and (b) EBITDA, which is net income excluding (i) special charges, (ii) interest expense, (iii) interest and dividend income, (iv) realized net (losses) gains on marketable securities, (v) long-lived asset impairment charges, (vi) gains on non-monetary cost basis exchanges, (vii) other non-operating income (loss), (viii) minority interest income (loss), (ix) depreciation, (x) amortization and (xi) income taxes. The organization shares a common workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate and other.

Results of Operations

      The following is a discussion of the financial condition and results of operations of the Company for the three and nine-month periods ended August 31, 2001 and August 31, 2000, respectively. It should be read in conjunction with the Company’s Form 10-K as filed for the year ended November 30, 2000, the Notes thereto and other financial information included elsewhere in this report.

Three Months Ended August 31, 2001 and August 31, 2000

      The Company’s net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three month periods ended August 31, 2001 and August 31, 2000, are detailed in the following tables:

   Segment Data — Net revenues, by segment component

	Three Months Ended
			Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2001	2000	$$$	%%%

E-Commerce
GroupLotto Site	$2,449,358	$1,675,008	$774,350	46%
E-mail	4,335,949	1,641,186	2,694,763	164%
Data sales	418,145	4,004	414,141	10,343%

Total E-commerce	7,203,452	3,320,198	3,883,254	117%

Off-line Customer Acquisition Services components
Long distance customer acquisitions	—	2,334,882	(2,334,882)	-100%
Long distance usage commissions	—	—	—	0%
Other customer acquisition services	—	451	(451)	-100%

Total Off-line Customer Acquisition Services	—	2,335,333	(2,335,333)	-100%

LEC Billed Products and Services components
“900” Entertainment Service termination royalties	—	932,058	(932,058)	-100%
Club 900 Products	—	308,061	(308,061)	-100%
Enhanced Services, principally voice mail	201,368	966,736	(765,368)	-79%

Total LEC Billed Products and Services	201,368	2,206,855	(2,005,487)	-91%

Corporate and other components
Miscellaneous products, list revenue and other	—	—	—	0%

Total Consolidated Net Revenue	$7,404,820	$7,862,386	$(457,566)	-6%

      Net Revenue decreased $457,566, or 6%, to $7,404,820 for the three months ended August 31, 2001 from $7,862,386 in the comparable prior year period. The primary components of this decrease were attributable to decreases in the Company’s Off-line Customer Acquisition services segment ($2.34 million) and LEC Billed Products and Services segment ($2.01 million). During the three months ended August 31, 2001, the aforementioned segment revenue decreases were offset by increases of approximately $3.9 million in net revenues from the Company’s E-commerce Segment.

      See “Transactions with Major Customers and Termination of Economic Dependence”, “Prior Year Transactions Impacting Current and Future Fiscal Periods”, “Service Bureaus and Local Exchange Carriers”, and “Subsequent Events” following the “Liquidity and Capital Resources” section for a detailed discussion of the decrease as it relates to the Company’s comparative and anticipated future revenues.

      The Company’s cost of revenues during the three months ended August 31, 2001 and August 31, 2000 were comprised of (1) direct and indirect marketing costs associated with the procurement and retention of consumers for its databases, including direct response e-mail marketing costs, promotional costs and premium fulfillment costs, and (2) the related contingent-based prize indemnification expense, billing fees, collection fees, and customer service costs. In the fiscal periods prior to November 30, 1999, the Company’s cost of revenues were offset by net revenue generated from certain premium offerings made in conjunction with the Company’s marketing of other products and services. The Company terminated the marketing of these products and services in conjunction with the Transaction Agreements, all as more fully described in “— Prior Year Transactions Impacting Current and Future Fiscal Periods”. All such residual revenue (expense) from those premium offerings have been reflected in the Company’s other income (expense) section pursuant to the termination of the related long distance customer acquisition marketing program at November 30, 1999. For the three months ended August 31, 2001, such (expense) included in “Other non-operating income” was approximately ($4,000), compared to approximately $539,230 for the prior year’s comparable period.

      The Company’s cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three month periods ended August 31, 2001 and August 31, 2000 are presented in the following tables:

Consolidated Cost of Sales, by Segment, by Component

	For the
	Three Months Ended
			Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2001	2000	$$$	%%%

E-commerce
Advertising, promotion and fulfillment costs
Email marketing and related delivery costs	$1,142,357	$285,571	$856,786	300%
Customer procurement cost and fulfillment costs	966,658	653,538	313,120	48%
Promotional and creative development costs	39,354	(69,417)	108,771	-157%

Total E-commerce Advertising	$2,148,369	$869,692	$1,278,677	147%

Service Bureau fees
Contingent based prize indemnification costs	$89,528	$542,757	(453,229)	-84%

Total E-commerce Cost of Sales	$2,237,897	$1,412,449	$825,448	58%

Off-line Customer Acquisition Services
Advertising, promotion and fulfillment costs
Telemarketing and related costs	$(41)	$1,769,424	$(1,769,465)	-100%
Premium fulfillment costs	—	(887,337)	887,337	-100%

Total Off-line Acquisition Cost of Sales	$(41)	$882,087	$(882,128)	-100%

LEC Billed Products and Services
Advertising, promotion and fulfillment costs
Telemarketing and related costs	$—	$27,820	$(27,820)	-100%
Premium fulfillment costs	—	258	(258)	-100%

Total LEC Billed Advertising	$—	$28,078	$(28,078)	-100%

Service Bureau fees
Billing and collection fees	$43,859	$59,513	(15,654)	-26%

Total LEC Billed Cost of Sales	$43,859	$87,591	$(43,732)	-50%

Total Cost of Sales	$2,281,715	$2,382,127	$(100,412)	-4%

      Cost of sales decreased ($100,412), or (4)%, to $2,281,715 for the three months ended August 31, 2001 from $2,382,127 in the comparable prior year period. The decrease is the result of two offsetting factors. The Company’s legacy business segments (e.g., Off-line Customer Acquisition Services and LEC Billed Products and Services) were primarily inactive, resulting in virtually no cost of sales during the three months ended August 31, 2001. This segment inactivity was attributable to a cost of sales reduction of approximately $926,000 during the three months ended August 31, 2001 when compared to the prior year’s comparable period. This decrease in legacy business related cost of sales were more than offset by increases in the cost of sales generated by the Company’s E-commerce segment due to the growth in that segment’s sales. During the three months ended August 31, 2001, the cost of sales from the Company’s E-commerce segment increased by $825,448, or 58%, to $2,237,897, from $1,412,449 during the prior year’s comparable period. This increase was directly attributable to the Company’s increased marketing efforts, with such increased expenditure benefit being reflected in an E-commerce segment net revenue increase of approximately $3.9 million, or 117%, when compared to the net revenues earned in the prior year’s comparable quarter. Within the cost components of the E-commerce segment, the Company recognized increases in email marketing costs ($856,786/300%) and customer procurement and fulfillment costs ($313,120/48%) when compared to the prior year’s comparable quarter. Nevertheless, the Company’s consummation of agreements with vendors, as well as what Management believes to be the Company’s ability to exercise improved marketing strategies to take advantage of market conditions and correspondingly reduce the unitary cost of customer data acquired, the Company was able to reduce data costs on a unitary basis, with such savings enhancing gross profit.

      Within the E-commerce segment, the Company recognized a decrease in the cost to provide for liability indemnification related to potential winners playing the free online lottery offered by GroupLotto.com. This decrease in indemnification costs amounted to $453,229, or 84%, and was the result of the Company restructuring the prize levels for GroupLotto.com game players. The restructuring process had a negligible effect on site visitation structure, and as a result yielded a significant increase to the Company’s gross profit and income from operations.

      The Company’s gross profit for the three months ended August 31, 2001 was $5,123,105, or 69.2% of net revenues for such period. During the prior year’s comparable period, the Company’s gross profit was $5,480,259, or 69.7% of net revenues for that period. During the three months ended August 31, 2000, net revenues included approximately $2.2 million from the Company’s legacy operations, specifically its LEC Billed Product and Services legacy segment. Such $2.2 million in revenue included approximately $932,000 in non-compete royalty income, which had a 100% gross margin due to the absence of explicit costs to generate such revenue. Additionally, included in this $2.2 million was approximately $1.3 million in other LEC net revenue, compared to approximately $201,000 during the three months ended August 31, 2001. This revenue relates to an attriting base of voice mail customers that were acquired in fiscal 1998. The only costs associated with this revenue is the billing and collection costs incurred in the processing of the billing records. After adjusting the prior year’s gross profit to give effect to the proforma elimination of the above mentioned higher gross profit legacy segment activity, the proforma comparable three month, August 31, 2000, gross profit percentage would have approximated 59.4% compared with the current quarter’s reported 69.2%.

      During the three months ended August 31, 2001, the Company e-mailed approximately 1.1 billion promotional pieces compared to approximately 22 million promotional pieces being mailed in the prior year’s comparable period. The Company’s subsidiary, GroupLotto.com, acquired approximately 12.8 million members in its database, including approximately 1 million new registered players, during the three months ended August 31, 2001, compared to approximately 3.7 million members acquired, including approximately 442,000 new registered players, in the prior year’s comparable period.

      The Company’s selling, general and administrative expenses (“SG&A”) are principally comprised of (i) compensation costs and related expenses for executive, sales, finance, information systems and general administration personnel, (ii) professional fees (which include legal; audit, accounting and tax; public relations; database management and consulting; and public company related printing costs), (iii) insurance costs, (iv) occupancy and other equipment rental costs, (v) site development, maintenance and modification costs related to the Company’s E-commerce segment, (vi) marketing partner profit participation commissions and (vii) all other general and miscellaneous corporate expense items.

      The Company’s SG&A expenses for the three months ended August 31, 2001 and August 31, 2000 are presented, on a segmental basis, and with disclosure of the components of the individual segments, below:

      Consolidated — Selling, General and Administrative Expenses

	For the periods:
			Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2001	2000	$$$	%%%

E-commerce
Compensation costs and related expenses	$812,396	$326,909	$485,487	149%
Professional fees	309,413	59,411	250,002	421%
Insurance costs	148,888	42,810	106,078	248%
Occupancy and equipment costs	65,125	22,927	42,198	184%
Site development, maintenance and modifications	317,845	664,079	(346,234)	-52%
All other corporate level expense	588,254	645,320	(57,066)	-9%

TOTAL SG&A — E-commerce segment	$2,241,921	$1,761,456	$480,465	27%

Off-line Customer Acquisition services
Compensation costs and related expenses	$36,758	$105,128	$(68,370)	-65%
Professional fees	—	(1,750)	1,750	-100%
Insurance costs	8,499	42,813	(34,314)	-80%
Occupancy and equipment costs	7,179	22,925	(15,746)	-69%
All other corporate level expense	9,817	46,897	(37,080)	-79%

TOTAL SG&A — Off-line segment	$62,253	$216,013	$(153,760)	-71%

LEC Billed products and services
Compensation costs and related expenses	$36,602	$105,126	$(68,524)	-65%
Professional fees	—	3,895	(3,895)	-100%
Insurance costs	8,499	42,818	(34,319)	-80%
Occupancy and equipment costs	7,179	22,929	(15,750)	-69%
All other corporate level expense	4,950	19,009	(14,059)	-74%

TOTAL SG&A — LEC segment	$57,230	$193,776	$(136,546)	-70%

Corporate and other
Compensation costs and related expenses	$669,738	$838,467	$(168,729)	-20%
Professional fees	397,654	395,811	1,843	0%
Insurance costs	916	—	916	100%
Occupancy and equipment costs	—	—	—	—
All other corporate level expense	188,511	143,499	45,012	31%

TOTAL SG&A — Corporate and other	$1,256,819	$1,377,777	$(120,958)	-9%

Consolidated Totals	$3,618,223	$3,549,022	$69,201	2%

      SG&A expenses increased $69,201, or 2%, to $3,618,223 for the three months ended August 31, 2001 from $3,549,022 in the comparable prior year period. This increase in the Company’s SG&A expenses (in terms of absolute dollars) is partially attributable to the Company’s expansion of its E-commerce activities. In terms of percentage relationships, the Company’s net revenue from its E-commerce segment grew 117%, or approximately $3.9 million compared to the prior year’s comparable quarter; however, the E-commerce segment’s corresponding SG&A expenses increased by only 27%, or approximately $480,465 compared to the prior year’s comparable quarter. The E-commerce segment’s SG&A increase was partially offset by decreases realized in the Company’s LEC Billed Product and Services Segment, with such segment’s expense decreases directly correlating to the significant decline in such segment’s activity during the three months ended August 31, 2001.

      The “selling” expenses portion of SG&A has been separately identified in the Company’s Consolidated Statement of Income. This line item captures traditional selling expenses such as selling salaries, travel and entertainment. In addition, this line item includes costs associated with the Company’s program of promoting its Corporate Customers’ offers on the media of the Company’s third party marketing partners (e.g., third party websites and databases). Generally, the Company incurs these expenses on a revenue-share basis whereby (a) the third party marketing partners market an offer on behalf of the Company, (b) the Company in turn is paid by its Corporate Customer, and (c) then the Company pays each marketing partner a percentage (the revenue share) of the gross revenue actually generated from promoting the offer on such marketing partner’s media. For the three month periods ended August 31, 2001 and August 31, 2000, selling expenses were $663,549 and $590,100 respectively. These amounts are included in the Company’s SG&A tables above. As the Company expands its program of marketing on third party media, the Company anticipates that these selling expenses will continue to grow as a function of gross revenue.

      The Company’s components of “Other income (expense)” for the three months ended August 31, 2001 and August 31, 2000 are presented below:

     Consolidated Other Income (Expense)

	For the periods:
	Three Months Ended
			Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2001	2000	$$$	%%%

Other income (expense):
Interest expense	$—	$(150,000)	$150,000	-100%
Interest income and dividends	353,645	641,324	(287,679)	-45%
Net (losses) gains on sale of marketable securities	405,837	(10,040)	415,877	4142%
Permanent impairment charges	—	(335,000)	335,000	-100%
Other non-operating income:
Residual revenues from terminated programs	(4,060)	539,230	(543,290)	-101%

Total Consolidated Other Income (Expense)	$755,422	$685,514	$69,908	10%

      During the three months ended August 31, 2001, the Company’s interest and dividend income decreased by $287,679, or 45%, when compared with the comparable prior period. This decline is the result of decreases in interest rates offered on short-term commercial paper and auction rate securities, both of which have historically formed the primary components of the Company’s investment portfolio. During the three months ended August 31, 2001, the Company disposed of its interests in equity based marketable securities, generating capital gains of $405,837.

      The Company’s effective income tax rate is a result of the combination of federal income taxes at statutory rates, and state taxes, subject to the effects of valuation allowances taken against the “realizability” of deferred tax assets generally related to the current inability to completely utilize capital loss carry forwards. The Company’s effective tax rate was approximately 35% for the three month period ended August 31, 2001. This less than usual rate was attributable to the utilization of capital loss carry forwards from prior periods that had full valuation allowances taken against them at the time of recognizing the initial capital losses. The Company’s effective tax rate was approximately 40% for the three month period ended August 31, 2000.

Nine Months Ended August 31, 2001 and August 31, 2000

      The Company’s net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the nine month periods ended August 31, 2001 and August 31, 2000, are detailed in the following tables:

      Segment Data — Net revenues, by Segment Component

	Nine Months Ended
			Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2001	2000	$$$	%%%

E-Commerce
GroupLotto Site	$4,941,285	$2,421,533	$2,519,752	104%
E-mail	9,892,382	1,641,186	8,251,196	503%
Data sales	2,000,457	471,157	1,529,300	325%

Total E-commerce	16,834,124	4,533,876	12,300,248	271%

Off-line Customer Acquisition Services Components
Long distance customer acquisitions	—	2,623,115	(2,623,115)	-100%
Long distance usage commissions	—	4,387,149	(4,387,149)	-100%
Other customer acquisition services	—	4,792	(4,792)	-100%

Total Off-line Customer Acquisition Services	—	7,015,056	(7,015,056)	-100%

LEC Billed Products and Services Components
“900” Entertainment Service termination royalties	486,406	2,420,254	(1,933,848)	-80%
Club 900 Products	—	202,327	(202,327)	-100%
Enhanced Services, principally voice mail	838,387	3,524,788	(2,686,401)	-76%
Telephone number list rentals		65,523	(65,523)	-100%

Total LEC Billed Products and Services	1,324,793	6,212,892	(4,888,099)	-79%

Corporate and Other Components
Miscellaneous products, list revenue and other		20,072	(20,072)	-100%

Total Consolidated Net Revenue	$18,158,917	$17,781,896	$377,021	2%

      Net Revenue increased $377,021, or 2%, to $18,158,917 for the nine months ended August 31, 2001 from $17,781,896 in the comparable prior year period. This increase was attributable to the Company’s E-commerce segment, which recognized an increase in net revenues of approximately $12.3 million resulting from the Company’s increased emphasis on generating revenue from on-line direct marketing. The E-commerce segment’s increase was offset by decreases in the Company’s Off-line Customer Acquisition Services segment ($7.0 million) and LEC Billed Products and Services segment ($4.9 million). See “Transactions with Major Customers and Termination of Economic Dependence”, “Prior Year Transactions Impacting Current and Future Fiscal Periods”,“Service Bureaus and Local Exchange Carriers” and “Subsequent Events” following the “Liquidity and Capital Resources” section for a detailed discussion of the decrease as it relates to the Company’s comparative and future revenues.

      In the fiscal periods prior to November 30, 1999, the Company’s cost of revenues were offset by net revenue generated from certain premium offerings made in conjunction with the Company’s marketing of other products and services. The Company terminated the marketing of these products and services in conjunction with the ARS Transaction Agreements, all as more fully described in “— Prior Year Transactions Impacting Current and Future Fiscal Periods”. All such residual revenue from those premium offerings has been reflected in the Company’s other income (expense) section pursuant to the termination of the related long distance customer acquisition marketing program at November 30, 1999. For the nine months ended August 31, 2001, such revenues included in “Other non-operating income” were approximately $84,000, compared to approximately $1,211,171 for the prior year’s comparable period.

      The Company’s cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the nine month periods ended August 31, 2001 and August 31, 2000 are presented below:

      Consolidated Cost of Sales, by Segment, by Component

	For the Nine Months Ended
			Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2001	2000	$$$	%%%

E-commerce
Advertising, promotion and fulfillment costs
E-mail marketing and related delivery costs	$2,269,214	$351,875	$1,917,339	545%
Customer procurement cost and fulfillment costs	2,067,665	2,320,400	(252,735)	-11%
Promotional and creative development costs	89,508	97,380	(7,872)	-8%

Total E-commerce Advertising	$4,426,387	$2,769,655	$1,656,732	60%

Service Bureau fees
Contingent based prize indemnification costs	$296,154	$723,888	(427,734)	-59%

Total E-commerce Cost of Sales	$4,722,541	$3,493,543	$1,228,998	35%

Off-line Customer Acquisition Services
Advertising, promotion and fulfillment costs
Telemarketing and related costs	$21,698	$1,860,068	$(1,838,370)	-99%
Premium fulfillment costs	7,564	(1,537,453)	1,545,017	-100%

Total Off-line Acquisition Cost of Sales	$29,262	$322,615	$(293,353)	-91%

LEC Billed Products and Services
Advertising, promotion and fulfillment costs
Telemarketing and related costs	$—	$(17,643)	$17,643	-100%
Premium fulfillment costs	—	1,866	(1,866)	-100%

Total LEC Billed Advertising	$—	$(15,777)	$15,777	-100%

Service Bureau fees
Billing and collection fees	$155,514	$244,827	(89,313)	-36%

Total LEC Billed Cost of Sales	$155,514	$229,050	$(73,536)	-32%

Total Cost of Sales	$4,907,317	$4,045,208	$862,109	21%

      Cost of revenues increased $862,109, or 21%, to $4,907,317 for the nine months ended August 31, 2001 from $4,405,208 in the comparable prior year period. The increase is directly attributable to the significant increase in the Company’s E-commerce activities when compared to the prior comparable period. During the nine months ended August 31, 2001, the Company e-mailed approximately 2.06 billion promotional pieces compared to approximately 22.4 million mailed in the prior year’s comparable period. The Company’s subsidiary, GroupLotto.com, acquired approximately 23.8 million members in its database, including approximately 2.9 new registered players during the nine months ended August 31, 2001, compared to approximately 7.8 million members acquired, including approximately 740,000 new registered players, in the prior year’s comparable period.

      The Company’s gross profit for the nine months ended August 31, 2001 was $13,251,600, or 72.9% of net revenues for such period. During the prior year’s comparable period, the Company’s gross profit was $13,736,688, or 77.3% of net revenues for that period. During the nine months ended August 31, 2000, net revenues included approximately $6.2 million from the Company’s legacy operations, specifically its LEC Billed Product and Services segment. The above referenced $6.2 million in revenue included approximately $2.4 million in non-compete royalty income, which had a 100% gross margin due to the absence of explicit costs to generate such revenue. Additionally, included in this $6.2 million was approximately $3.8 million in other LEC net revenue, compared to approximately $838,000 during the nine months ended August 31, 2001. This revenue relates to an attriting base of voice mail customers that were acquired in fiscal 1998. The only costs associated with this revenue is the billing and collection costs incurred in the processing of the billing records. After adjusting the prior year’s gross profit to give effect to the proforma elimination of the above mentioned higher gross profit legacy segment activity, the proforma comparable nine months ended August 31, 2000 gross profit percentage would have approximated 67.0% compared with the current quarter’s reported 72.9%.

      The Company’s SG&A expenses for the nine months ended August 31, 2001 and August 31, 2000 are presented, on a segmental basis, and with disclosure of the components of the individual segments, below:

      Segment Data — Selling, General and Administrative Expenses

	For the periods:
	Nine Months Ended
			Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2001	2000	$$$	%%%

E-commerce
Compensation costs and related expenses	$2,454,104	$874,795	$1,579,309	181%
Professional fees	629,003	222,654	406,349	183%
Insurance costs	345,496	144,281	201,215	139%
Occupancy and equipment costs	190,902	70,422	120,480	171%
Site development, maintenance and modifications	1,340,148	2,054,318	(714,170)	-35%
All other SG&A expenses	1,331,446	957,374	374,072	39%

TOTAL SG&A — E-commerce segment	$6,291,099	$4,323,844	$1,967,255	45%

Off-line Customer Acquisition Services
Compensation costs and related expenses	$125,929	$432,907	$(306,978)	-71%
Professional fees	—	33,534	(33,534)	-100%
Insurance costs	74,035	138,078	(64,043)	-46%
Occupancy and equipment costs	21,513	70,421	(48,908)	-69%
All other SG&A expenses	49,422	(106,839)	156,261	-146%

TOTAL SG&A — Off-line segment	$270,899	$568,101	$(297,202)	-52%

LEC Billed Products and Services
Compensation costs and related expenses	$125,498	$432,901	$(307,403)	-71%
Professional fees	—	7,713	(7,713)	-100%
Insurance costs	74,035	144,288	(70,253)	-49%
Occupancy and equipment costs	21,513	70,424	(48,911)	-69%
All other SG&A expenses	13,973	29,933	(15,960)	-53%

TOTAL SG&A — LEC segment	$235,019	$685,258	$(450,239)	-66%

Corporate and other
Compensation costs and related expenses	$1,600,292	$1,626,796	$(26,504)	-2%
Professional fees	943,251	927,955	15,296	2%
Insurance costs	2,214	—	2,214	100%
Occupancy and equipment costs	—	7,940	(7,940)	-100%
All other SG&A expenses	388,097	487,116	(99,019)	-20%

TOTAL SG&A — Corporate and other	$2,933,854	$3,049,807	$(115,953)	-4%

Consolidated Totals	$9,730,871	$8,627,010	$1,103,861	13%

      SG&A expenses increased $1,103,861, or 13%, to $9,730,871 for the nine months ended August 31, 2001 from $8,627,010 in the comparable prior year period. The increase in SG&A is primarily attributable to the

Company’s expansion of its E-commerce activities. As detailed above, E-commerce SG&A increased approximately $1.9 million for the nine months ended August 31, 2001 over the nine months ended August 31, 2000. Such increase principally resulted from a rise in E-commerce segment expenses necessary to support the Company’s increased on-line marketing activities. In terms of percentage relationships, the Company’s net revenue from its E-commerce segment grew 271%, or approximately $12.3 million, as compared to the prior year’s comparable quarter; however, the E-commerce segment’s corresponding SG&A expenses increased by only 45%, or approximately $1.97 million, as compared to the prior year’s comparable quarter. The E-commerce segment’s SG&A increase was partially offset by decreases realized in the Company’s (a) Off-line Customer Acquisition Services segment and (b) LEC Billed Product and Services segment, with such segments’ expense decreases directly correlating to the significant decline in such segments’ activity during the nine months ended August 31, 2001.

      The “selling” expenses portion of SG&A has been separately identified in the Company’s Consolidated Statement of Income. This line item captures traditional selling expenses such as selling salaries, travel and entertainment. In addition, this line item includes costs associated with the Company’s program of promoting its Corporate Customers’ offers on the media of the Company’s third party marketing partners (e.g., third party websites and databases). Generally, the Company incurs these expenses on a revenue-share basis whereby (a) the third party marketing partners market an offer on behalf of the Company, (b) the Company in turn is paid by its Corporate Customer, and (c) then the Company pays each marketing partner a percentage (the revenue share) of the gross revenue actually generated from promoting the offer on such marketing partner’s media. For the nine month periods ended August 31, 2001 and August 31, 2000, selling expenses were $1,653,635 and $793,541 respectively. These amounts are included in the Company’s SG&A tables above. As the Company expands its program of marketing on third party media, the Company anticipates that these selling expenses will continue to grow as a function of gross revenue.

      The Company’s components of “Other income(expense)” for the nine months ended August 31, 2001 and August 31, 2000 are presented below:

   Consolidated Other Income (Expense)

	For the periods:
	Nine Months Ended
			Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2001	2000	$$$	%%%

Other income (expense):
Interest expense	$—	$(150,300)	$150,300	-100%
Interest income and dividends	1,497,906	1,817,775	(319,869)	-18%
Net gains (losses) on sale of marketable securities	404,061	892,181	(488,120)	-55%
Permanent impairment charges	(4,690,258)	(1,680,734)	(3,009,524)	179%
Gain on non-monetary cost basis exchange	—	565,572	(565,572)	-100%
Other non-operating income:
Residual revenues from terminated programs	84,290	1,211,171	(1,126,881)	-93%

Total Consolidated Other Income (Expense)	$(2,704,001)	$2,655,665	$(5,359,666)	-202%

      During the nine months ended August 31, 2001 (specifically within the three months ended February 28, 2001), the Company recognized losses due to what the Company believed to be “other than temporary” declines in the value of its marketable security portfolio. These securities had “mark-to-market” valuation adjustments in previous quarters, with such adjustments being classified in “other comprehensive income (loss)” (a contra equity account on the Company’s balance sheet) pursuant to their “available-for-sale” classification. Such non-cash pretax recognized losses amounted to $4,190,207 during the nine months ended August 31, 2001.

      The Company evaluated its long-term investments during the nine months ended August 31, 2001 (specifically within the quarter ended February 28, 2001 and during the period March 1, 2001 to April 1, 2001) and determined that an investment made in a privately held company during Fiscal 2000 was impaired. A long-lived asset impairment write down, related to this continuing evaluation, of $500,051 was charged to the nine months ended August 31, 2001. During the three months ended May 31, 2001 this entity effectively wound down operations and ceased doing business.

      During the nine months ended August 31, 2000, the Company disposed of approximately 240,000 shares of SkyMall, Inc. (Nasdaq: SKYM) and recorded a recognized gain of approximately $941,000.

      In the nine month period ended August 31, 2000, the Company evaluated its long-term investments and determined that several investments made in privately held companies were impaired. A long-lived asset impairment write down (resulting from the Company’s continuing evaluation of the related long-lived assets’ cash flows and future economic potential) of approximately $1,105,000 was charged to the nine month period ended August 31, 2000 for the impaired long-lived assets. During the nine months ended August 31, 2000, the Company also charged approximately $241,000 to operations, which related to the impairment of capitalized software costs.

      The Company’s effective income tax rate is a result of the combination of federal income taxes at statutory rates, and state taxes, subject to the effects of valuation allowances taken against the “realizability” of deferred tax assets. The Company recorded income tax expense of $2,109,111 during the nine-month period ended August 31, 2001 on a pre-tax income of approximately $817,000. This tax expense is due to the Company taking full valuation allowances against the future tax benefits attributable to permanent impairment charges from (a) capital losses generated from losses recognized on marketable securities, and (b) a “long-lived asset impairment” charge, both taken during the nine months ended August 31, 2001. A portion of this valuation allowance was realized, as a tax benefit, during the three months ended August 31, 2001 upon the liquidation of marketable securities at disposition prices in excess of post impairment carrying values. The Company’s effective tax rate was approximately 40% for the nine-month period ended August 31, 2000. The Company’s deferred tax asset valuation allowance, as reduced for current quarter capital gains, is being carried at August 31, 2001 due to the absence of appreciated capital gain property (available for the potential generation of capital gain income) to offset the net capital losses realized in the nine months ended August 31, 2001.

Liquidity and Capital Resources

      At August 31, 2001, the Company had cash and cash equivalents of approximately $8.4 million, reflecting an increase of approximately $3.8 million, compared to the $ 4.6 million in cash and cash equivalents held at November 30, 2000. At August 31, 2001, the Company had marketable securities of approximately $25.1 million compared to $38.7 million at November 30, 2000.

      During the nine months ended August 31, 2001, net cash used in operating activities was approximately $4.2 million. The significant components resulting in this use of cash were from: (i) payments of federal income taxes,(ii) increases in accounts receivable, attributable to net revenues generated by the Company from its E-commerce segment, (iii) payments on amounts due to related parties, and (iv) payments on trade payables. On March 20, 2001, the Company made a $5 million partial payment against a tentative settlement with the Internal Revenue Service (“IRS”) based upon the current status of tax audits covering the tax years January 1, 1996 through December 31, 1999. This payment was made to reduce the Company’s interest expense related to the final settlement, which was accepted by the IRS in August 2001. The case is pending IRS Joint Committee review based on the fact that the tax period under audit had generated a refund in excess of $1 million due to a tax basis net operating loss carryback. The Company expended $1 million in September 2001 as an additional installment against the settlement of the tax audits. A final payment of approximately $400,000 will be made upon the IRS’s issuance of a final statement of interest expense due on the matter. The IRS adjustment had been factored into the Company’s tax accrual and corresponding earnings in a prior fiscal year, and, therefore, the Company does not expect to recognize a future impact on earnings for these payments.

      During the nine months ended August 31, 2001, approximately $13.8 million of net cash was provided by investing activities, resulting from approximately $14.6 million provided by net proceeds from the sale of investments in short term, high-grade commercial paper, auction rate securities and other marketable securities, offset by cash outflows for capital expenditures of approximately $546,000 and long-term investments of $49,000. Substantially all of the Company’s portfolio of cash and marketable securities is managed by an independent professional investment manager at a major financial institution.

      Cash used in financing activities during the nine months ended August 31, 2001 amounted to $5,847,730. Included in the use of financing activities were the (a) $6 million used to purchase and retire shares of common stock from a former director and officer, and (b) $48,662 of open market purchases of the Company’s stock, held in treasury, with both of the preceding being offset by $200,932 in proceeds generated by the exercise of the Company’s stock options.

      Historically, the Company’s primary cash requirements have been to fund the cost of advertising and promotion, with additional funds having been used in the purchasing of equipment and services in connection with the commencement of new business lines and further development of businesses currently being test marketed. During the fiscal year ended November 30, 2000, the Company executed its on-line direct marketing strategy. The Company’s future plans and business strategy continue to call for its Internet based E-commerce segment to be its primary operating focus, with such segment generating a material portion of future revenues. If the Company’s on-line activities fail to generate sufficient revenue, then the continuation of the Company’s on-line growth could have an impact on the Company’s capital and liquidity resources relating to possible expenditures for (a) marketing campaigns, (b) product development costs, (c) site development and maintenance, and related technology based costs, (d) potential on-line business acquisitions, or (e) other unexpected costs. During the nine months ended August 31, 2001, the Company expended approximately $547,000 in capital expenditures to support its E-commerce activities.

      During the fiscal year ended November 30, 1999, the Company’s Internet business plan and strategy prompted the Company to terminate the active marketing of its legacy products and services. Accordingly, this legacy activity may contribute, in a significantly decreasing degree, to the Company’s cash flows and net income in subsequent fiscal periods, as was the case during the nine months ended August 31, 2001. This should be considered when using the Company’s historical results in evaluating future operations, cash flows and financial position. Nevertheless, the Company continues to explore opportunities to offer other LEC Billed Products and Services in the future, if determined to be in the best interests of the Company.

      Under currently proposed operating plans and assumptions, management believes that projected cash flows from operations and available cash resources will be sufficient to satisfy the Company’s anticipated cash requirements for at least the next twelve months. Currently, the Company does not have any material long-term obligations, nor does the Company intend to incur any long-term obligations in the near future. As the Company seeks to extend its reach into the E-commerce arena, as well as identify new and other consumer oriented products and services, the Company may use existing cash reserves, long-term financing (if appropriate), or other means to finance such diversification. See “Forward Looking Information May Prove Inaccurate”.

Days Sales Outstanding

      Days Sales Outstanding (“DSO”) is an important financial indicator that exhibits the age of a company’s accounts receivable in terms of days, and the average time it takes to turn such accounts receivables into cash. The basic formula used to arrive at a company’s DSO is to take the accounts receivable at the end of a given period, and divide that “end of period accounts receivable” by the result of (a) that periods related sales (net revenues in the Company’s case) divided by (b) the number of days in the related period.

      The following table provides the Company’s DSO as calculated in accordance with the above formula based on the amounts in the Company’s consolidated balance sheets and consolidated statements of income

(loss) included in its Forms 10Q as filed for the periods ended February 28, 2001, May 31, 2001, and August 31, 2001:

Days sales outstanding	105.7495	88.0916	90.6949	110.1464

				9 Months
	3 Months Ended			Ended

	2/28/2001	5/31/2001	8/31/2001	8/31/2001

Net revenue for period indicated:	$4,925,554	$5,828,543	$7,404,820	$18,158,917

Account Receivable Balance @ date indicated:
A/ R @ 11/30/2000	$4,354,588
A/ R @ 2/28/2001	$5,787,499
A/ R @ 5/31/2001		$5,580,929
A/ R @ 8/31/2001			$7,299,777	$7,299,777
days in period	90	92	92	274

      As indicated in the preceding table, it would appear that the Company required over 105, 88 and 90 days to collect its net revenues generated in the three-month periods ending February 28, May 31 and August 31, 2001, respectively.

      Included in accounts receivable in the preceding table are amounts receivable from Federal Transtel, Inc., which is more fully described in the notes to the financial statements under “Subsequent Events”. Additionally, the accounts receivable include amounts receivable as described in the notes to financial statements under “Transactions with Major Customers”, specifically the final paragraph of that section. The following table provides the details of those accounts receivable balances as of the dates indicated:

	as at the dates indicated:

	2/28/2001	5/31/2001	8/31/2001

Federal Transtel, Inc.	$2,057,137	$2,053,733	$2,089,079
Qwest Communication Intl., Inc.	611,535	634,726	640,064

Total	$2,668,672	$2,688,459	$2,729,143

      The following table provides the details of net revenues generated by the above Customers for the periods indicated:

	for the three months ended:

	2/28/2001	5/31/2001	8/31/2001

Federal Transtel, Inc.	$318,582	$318,437	$201,368
Qwest Communication Intl., Inc.	—	—	—

Total	$318,582	$318,437	$201,368

      The following table provides the Company’s DSO as calculated on a proforma basis after the exclusion of the Federal Transtel, Inc. and Qwest Communications International, Inc. accounts receivable and net revenues where appropriate:

Proforma Days sales outstanding	60.9282	48.2944	58.3746	72.3046

				9 Months
	3 Months Ended			Ended

	2/28/2001	5/31/2001	8/31/2001	8/31/2001

Proforma Net revenue for period indicated:	$4,606,972	$5,510,106	$7,203,452	$17,320,530

Proforma Account Receivable Balance @ date indicated:
A/ R @ 2/28/2001	$3,118,827
A/ R @ 5/31/2001		$2,892,470
A/ R @ 8/31/2001			$4,570,634	$4,570,634
days in period	90	92	92	274

      As indicated in the preceding table, exhibiting “proforma DSO”, it would require only 61, 48 and 58 days to collect the Company’s net revenues generated in the three-month periods ending February 28, May 31 and August 31, 2001, respectively, after exclusion of the Federal Transtel, Inc. (“FTT”) and Qwest International, Inc. (“Qwest”) accounts receivable. During the fourth quarter ending November 30, 2001 the Company plans to re-evaluate the current balance sheet presentation of its trade accounts receivable, as such financial statement caption relates to FTT and Qwest. At that time, and subject to the collectibility of the FTT and Qwest receivables, the Company anticipates it will reclassify such receivables and group them with other current assets.

Prior Year Transactions Impacting Current and Future Fiscal Periods

      In June 1999, the Company entered into the “ARS Transaction Agreements”, including the Agreement Regarding 900 Pay-Per-Call Psychic Services (the “900 Agreement”), dated as of May 26, 1999, by and between the Company and ARS, pursuant to which the Company agreed to refrain until January 17, 2001 from conducting, marketing, advertising or promoting certain “stand alone” 900 Pay-Per-Call Psychic Services described in the 900 Agreement (the “900 Psychic Services”) directly or indirectly through any affiliate. In addition, the Company agreed to cease the conduct of the media buying operation which it conducted under the name “Quintel Media” and ARS agreed to assume responsibility for the “Quintel Media” employees and for the lease of the premises used by “Quintel Media” in Fort Lauderdale, Florida, and to acquire the computer equipment and other furniture, fixtures and leasehold improvements used by “Quintel Media” at such premises.

      In consideration for the Company’s acceptance of the terms of the 900 Agreement, ARS and any of its affiliates offering 900 Pay-Per-Call Psychic Services and/or membership club services, agreed to pay to the Company certain royalty fees (“900” Entertainment Service termination royalties, included in the Company’s LEC Billed Products and Services segment) relative to such service offerings. ARS was required to pay such royalty fees from and after the consummation of the transactions contemplated by the ARS Transaction Agreements, and until January 16, 2001. For the nine months ended August 31, 2001 and August 31, 2000, these royalties amounted to approximately $486,000 and $2.4 million, or 2.7% and 13.6%, respectively, of the Company’s net revenues. As of August 31, 2001 the Company had received all funds due under this arrangement and will no longer recognize revenue or cash flows from this activity in future fiscal periods.

Transactions with Major Customers

      During the nine months ended August 31, 2001, the Company had four customers within its E-commerce segment who, in combination, accounted for approximately 50.6% of consolidated net revenues during the nine month period ended August 31, 2001, and approximately 30.8% of consolidated net accounts receivable as of August 31, 2001. The Company did not conduct business with these customers in the prior year’s comparable period and the related consolidated accounts receivable from such companies were negligible at November 30, 2000.

      During the nine months ended August 31, 2000, the Company derived approximately 24.7% of net revenues from one major customer in its Off-line Customer Acquisition Services segment. During the fiscal year ended November 30, 2000, the Company derived approximately 53% of its revenues from two major customers (see below). In the years ended November 30, 1999 and 1998, the Company had derived approximately 72% and 20%, respectively, of its revenue from one major customer. As at November 30, 2000, the Company had either terminated, or had been terminated, from providing services to such major customers. Accounts receivable from these major customers were approximately $640,000 and $611,000 at August 31, 2001 and November 30, 2000, respectively.

      During the fiscal year ended November 30, 2000, the Company generated its Off-Line Customer Acquisition revenue exclusively from long distance customer acquisition agreements with two long distance providers, Qwest Communications and Talk.com.

      The Company provided marketing services to the long distance carrier LCI International Telecom Corp., d/b/a Qwest Communications Services (“Qwest”), primarily through outbound telemarketing and broadcast media, directed at the acquisition of residential long distance customers for Qwest. In addition to commissions paid to the Company for its successful customer acquisitions on behalf of Qwest, the Company also received a portion of Qwest’s net revenues earned from such acquired customers’ residential long distance usage. This marketing arrangement with Qwest was terminated in Fiscal 2000 through the execution of settlement, termination and release agreements. The Company does not expect to receive any further revenue from Qwest.

      The Company entered into a series of agreements with Talk.com Holding Corp. (“Talk”) during the fiscal year ended November 30, 2000, pursuant to which the Company provided marketing services to Talk directed at the acquisition of residential long distance customers for Talk. Such agreements obligated Talk to pay the Company fees for its successful customer acquisitions on behalf of Talk. In October 2000, Talk terminated its agreements with the Company and, accordingly, the Company no longer realizes any continuing revenues therefrom. The Company has commenced legal proceedings to contest what it believes to be Talk’s wrongful termination of its agreements with the Company.

Service Bureaus and Local Exchange Carriers

      In November 1998, three of the LECs, Ameritech Corp., Bell Atlantic Corp. and SBC Communications, Inc., refused to bill customers for enhanced services provided by the Company. This was a result of what the LECs claim was excessive complaints by customers for “cramming” (unauthorized charges billed to a customer’s phone bill) against the Company and its affiliates. This billing cessation effectively prevented the Company from selling its enhanced services in those areas serviced by such LECs.

      As a result of such LEC imposed billing cessation, in November 1998, the primary billing service provider for the Company’s enhanced services, Billing Information Concepts Corporation (“BIC”), terminated its arrangement with the Company for providing billing for the Company’s enhanced services. BIC continued to service all data relating to post-billing adjustments to records billed prior to BIC’s self-imposed billing cessation. In December 1998, the Company entered into an agreement with Transtel, whereby Transtel provided the billing services previously provided by BIC. In effect, between the termination of the BIC billing service arrangement and the commencement of billing under the agreement with Transtel (approximately two months), the Company was unable to bill for any enhanced services provided. The Company continues to bill an attriting customer base relative to these enhanced services resulting in net revenues of approximately $838,000 and $3,525,000, for the nine months ended August 31, 2001 and August 31, 2000, respectively. The Company expects this decrease in enhanced services revenue to continue, and does not expect such revenues from those customers to contribute materially to future fiscal periods.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

  Class Action

      On May 31, 2001, the parties to the Class Action entered into a Stipulation of Settlement to settle the Class Action. Under the terms of the Stipulation, the Company’s insurers have paid into escrow an aggregate of $3.2 million in settlement of the Action. The District Court held a settlement hearing on September 21, 2001, and on that date issued an Order and Final Judgment approving the settlement and dismissing the Class Action with prejudice.

  Philip Michael Thomas

      In October 2001, in an arbitration before the American Arbitration Association in New York entitled Philip Michael Thomas; PMT Productions Inc.; Kaye Porter Management; RMI Entertainment, Inc.; Millennium Telemedia, Inc., Claimants v. New Lauderdale, LLC d/b/a Calling Card Co.; Psychic Readers Network, Inc. d/b/a PRN Telecommunications; and Quintel Entertainment, Inc. (No. 131400004900), the claimants quantified the aggregate amount of their claims as being for $8,573,339, with interest of $3,576,264. The claims arise from agreements among the parties pursuant to which the respondents were permitted to use claimant’s name and likeness in connection with certain programs and membership clubs and pursuant to which Thomas was to make certain infomercials. The claimants allege that they were not paid the appropriate percentage of revenues allegedly due them and have asserted claims for fraud and deceit, constructive fraud, civil conspiracy, breach of constructive trust, quantum meruit/unjust enrichment, and unauthorized publication of Thomas’ name and likeness. Hearings on the arbitration have been adjourned on a number of occasions and are currently scheduled for late February and early March of 2002. The Company believes that there is no merit to the claims and intends to vigorously defend against them.

  Group Lotto

      On or about May 9, 2001, Mavies Wingler commenced an action against Group Lotto, Inc. (“GLI”), a wholly owned subsidiary of the Company, in the Circuit Court of Logan County, West Virginia. Ms. Wingler claims to have picked the winning numbers entitling her to $10 million. On June 8, 2001, the action was removed to the United States District Court, Southern District of West Virginia, and is entitled Wingler v. GroupLotto, Inc., Docket Number 2:01 — CV — 518. The action is in the initial stages of discovery. The Company does not believe that there is any merit to Ms. Wingler’s claim, and intends vigorously to defend against it. GLI has a contract of indemnification with SCA Promotions, Inc. (“SCA”) to be indemnified for prizes paid out to qualified winners.

Item 4.  Submission of Matters to a Vote of Securityholders

      A Proxy Statement was mailed on or about July 16, 2001 to shareholders of record of the Company as of June 29, 2001 in connection with the Company’s 2001 Annual Meeting of Shareholders, which was held on August 14, 2001 at the Company’s executive offices, One Blue Hill Plaza, Pearl River, New York. At the Meeting, the shareholders voted on two matters and both of such matters were approved.

      The first matter was the election of the members of the Board of Directors. The seven directors elected and the tabulation of the votes (both in person and by proxy) were as follows:

Nominees for Directors	For	Against	Withheld

Jeffrey L. Schwartz	9,240,647	53,151	0
Andrew Stollman	9,240,647	53,151	0
Murray L. Skala	9,240,647	53,151	0
Edwin Levy	9,240,647	53,151	0
Lawrence Burstein	9,240,647	53,151	0
Jack Silver	9,240,647	53,151	0
Charles W. Stryker	9,240,647	53,151	0

      There were no broker held non-voted shares represented at the Meeting with respect to this matter.

      The second matter upon which the shareholders voted was the proposal to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as independent certified public accountants for the Company for 2001. The tabulation of the votes (both in person and by proxy) was as follows:

For	Against	Abstentions

9,259,269	31,029	3,500

      There were no broker held non-voted shares represented at the Meeting with respect to this matter.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits.

Exhibit
Number

3.1.1	Articles of Incorporation of the Company, as amended(1)
3.1.2	Amendment to the Articles of Incorporation of the Company(2)
3.2	By-Laws of the Company(3)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (the “S-1 Registration Statement”), dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.

      (b)  Reports on Form 8-K.

      On July 18, 2001, the Company filed a Current Report on Form 8-K reporting the consummation of the transactions contemplated by the July 13, 2001 Redemption Agreement with Jay Greenwald, a principal shareholder and former director, employee and consultant of the Company (the “Closing”), including:

(a) The Company’s redemption of 2 million shares of the Company’s Common Stock at a price of $3.00 per share for aggregate consideration of $6 million.

(b) Mr. Greenwald’s agreement to refrain from selling, assigning, transferring or otherwise disposing of any securities of the Company owned by him for a period of 12 months from and after the Closing, except that he is permitted to donate any of such securities to a bona fide charitable organization.

(c) Mr. Greenwald’s resignation as a member of the Company’s Board of Directors and as a consultant to the Company.

(d) Mr. Greenwald’s undertaking not to directly or indirectly, or through any other person, firm, company, entity or enterprise, whether as an employee, consultant, independent contractor, owner, shareholder, officer, director, partner, joint venturer, member or otherwise, except as an employee of the Company, for a period of one (1) year after the Closing:

(i) directly or indirectly, endeavor to entice away from the employ of the Company or otherwise negatively influence the relationship of the Company with any individual, partnership, firm, corporation or other business organization that is employed by the Company, or is otherwise performing services or is selling products to the Company; or

(ii) attempt in any manner to persuade, directly or indirectly, any person or entity, including, but not limited to, the customers of the Company, to cease doing business or to reduce the amount of business with the Company which any such customer has customarily done or contemplates doing with the Company; or

(iii) become a greater than 5% owner, employee, independent contractor, consultant or other advisor to certain delineated entities.

      The foregoing is a summary of the Redemption Agreement and the transactions contemplated thereby and should be read in conjunction with the Redemption Agreement, a copy of which was included as an exhibit to the Current Report on Form 8-K filed with the Commission on July 18, 2001.

      Other than the foregoing, the Company did not file any reports on Form 8-K during the third quarter of the fiscal year ending November 30, 2001.

FORWARD LOOKING INFORMATION

      This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, words like “intend,” “anticipate,” “believe,” “estimate,” “plan” or “expect,” as they relate to the Company, are intended to identify forward-looking statements. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date of this Quarterly Report, but no assurances can be given that these assumptions and expectations will prove to have been correct or that the Company will take any action that it may presently be planning. The Company is not undertaking to publicly update or revise any forward-looking statement if it obtains new information or upon the occurrence of future events or otherwise.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAFFIX, INC.

By:	/s/JEFFREY L. SCHWARTZ

Jeffrey L. Schwartz
Chairman, President and CEO

Date: October 16, 2001

By:	/s/DANIEL HARVEY

Daniel Harvey
Chief Financial Officer
(Principal Financial Officer)

Date: October 16, 2001

EXHIBIT INDEX

Exhibit
Number

3.1.1	Articles of Incorporation of the Company, as amended(1)
3.1.2	Amendment to the Articles of Incorporation of the Company(2)
3.2	By-Laws of the Company(3)

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.