Form 10-K
period 2001-11-30
TRAFFIX INC
filed 2002-03-01
CIK 1000297

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

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                            ------------------------

     The number of shares outstanding of the Registrant's common stock is 14,390,722 (as of 2/26/02). The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $82,764,598 (as of 2/26/02, based upon a closing price of the Company's Common Stock on the Nasdaq National Market on such date of $7.45).

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 TRAFFIX, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2001

                               ITEMS IN FORM 10-K

                                                                          PAGE
                                                                          ----
PART I
  Item 1.   Business....................................................    2
  Item 2.   Properties..................................................    5
  Item 3.   Legal Proceedings...........................................    5
  Item 4.   Submission of Matters to a Vote of Security Holders.........  N/A
PART II
  Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.........................................    6
  Item 6.   Selected Financial Data.....................................    7
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    8
  Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk........................................................  N/A
  Item 8.   Financial Statements and Supplementary Data.................   33
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  N/A
PART III
  Item 10.  Directors and Executive Officers of the Registrant..........   33
  Item 11.  Executive Compensation......................................   36
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   39
  Item 13.  Certain Relationships and Related Transactions..............   40
PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   41
SIGNATURES..............................................................   42

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

ITEM 1.  BUSINESS

  OVERVIEW

     We are a leading on-line database marketing company that acquires customers and generates sales for our corporate clients. We provide complete end-to-end marketing solutions for companies seeking to increase sales and customers through on-line marketing programs. The services we offer range from the development of a complete creative promotion to be used to market the client's product to consumers, broadcasting the promotion on-line in order to generate new customers for the client, delivery of data files from the results of campaigns, creating and hosting the customized websites or Web pages necessary to effect the consumer transaction that drives the clients' sales and generating comprehensive reporting in order for the client to analyze the effectiveness of the promotion. We use the proprietary on-line media of our websites, newsletters, interactive games, email marketing and our database of almost 50 million permission-based, profiled records to generate the customers, sales and/or leads for our clients. We are paid by our clients primarily on a success-based model in that we receive a fee for every lead, customer or sale generated for the client. In addition to our client-based revenue, we recently began generating revenue from our products and services (e.g., costume jewelry and inexpensive gift items) and from the sales and rentals (for use both on-line and off-line) of our proprietary, profiled databases.

  BACKGROUND

     From our inception in 1993 (under the name "Quintel Communications, Inc.") through 1999, we generated the bulk of our revenue from database marketing using the traditional media of television, postal mail and telemarketing. In 2000, we repositioned our database marketing business to the on-line media of the Web. Applying the direct marketing disciplines honed from our years of operating in the "off-line" media, our management believes it is able to provide significantly enhanced response-based results in a more cost-efficient and scaleable manner via on-line marketing. In addition, as a result of our direct marketing background, we believe we are able to design on-line marketing programs to cost-effectively generate traffic and leads for traditional direct marketing media channels, such as inbound and outbound telemarketing and direct mail.

  ON-LINE MARKETING

     We own the free on-line lottery, www.grouplotto.com, as well as a number of other interactive games, sites and services on the Web. These properties are designed to generate real-time response-based marketing. Consumers are given the opportunity, while on-line, to purchase, sign-up for, ask to be contacted regarding, or simply indicate an interest in, hundreds of offers for various products and services provided by our corporate clients. Specifically through these interactive Web properties we generate a variety of transactional results for our corporate clients ranging from (a) Web traffic, (b) inbound telemarketing calls, (c) outbound telemarketing leads, (d) demographically/psychographically profiled lists of consumers, (e) highly-targeted customized response-based leads, (f) completed applications for products, and (g) actual sales of products and services.

     GroupLotto.com. The GroupLotto website offers consumers the opportunity to win up to $10 million daily in a free, on-line lottery. The lottery prizes are indemnified by an independent, third-party agency. In order to play, each consumer must provide complete and accurate registration information and agree to receive ("opt-in") marketing messages from GroupLotto and our marketing partners. The interactive media on this website includes registration pages, game banners, and "pop-ups", the purpose of which is to generate web traffic, leads and sales. Revenue is generated at this website from our corporate clients who pay for such traffic, leads and sales. We generate our bulk consumer traffic to this website through email marketing to lists of consumers who have indicated an interest in our marketing programs by opting in to receive such offers.

     Similar to the GroupLotto website, we generate results for our clients through several other interactive games and products. For example, we market through a "scratch and win" game that offers consumers the chance to instantly find out if they have won any number of prizes. The consumer plays the game by "scratching" with the mouse certain parts of the entry ticket to uncover the results. These games can be "pushed" to consumers by delivering them to the player's email inbox.

     We recently launched www.prizecade.com, a destination website where consumers have access to parlor, arcade and casino style games. We intend to use these games to generate revenue from our clients in a similar manner as the GroupLotto model. We believe these games could also offer other new revenue opportunities, such as brand marketing.

     Email Marketing. One of our most important revenue sources is direct marketing via email. Each program that we market for our clients can be implemented not only through the interactive games and "pop-ups", but also, and often primarily, through email marketing. We currently have almost 50 million profiled, permission-based records which have been acquired under a number of affinity group based brands.

     Compared to postal marketing and telemarketing, email marketing is significantly less expensive, offers much faster response times, and, we believe, provides for a more rich consumer media experience. We now own an email delivery system which reduces our dependence on third party vendors and further reduces the expenses associated with delivering our monthly commercial email messages.

     One of the attractive features for clients, and, we believe, a significant competitive advantage, is our ability to create and test a variety of marketing campaigns for prospective and existing corporate clients at no risk to the client. Since we own extensive databases, manage a creative department, and can deliver email at a low cost, we are able to offer prospective and existing clients the opportunity to test market new products, services, price points and creative concepts in order to determine if an on-line campaign works for the client and which campaigns work most effectively.

     Even after campaigns are fully implemented, we further analyze the marketing results to gauge whether the campaigns are continuing to generate adequate results for the client, whether the media is being utilized cost-efficiently, and to determine whether new and different copy is yielding better overall results. These are the traditional direct-marketing disciplines which, we believe, when applied together with our proprietary databases, delivery systems and reporting systems, distinguish us from our competitors in the on-line marketing industry.

     Syndication. After we develop a campaign that works efficiently on our proprietary media, we often "syndicate" the program to third-party media. Typically, we have expended time, media and other costs in developing certain campaigns. In exchange for this invested effort, we obtain the right to market those campaigns to a list of other on-line media companies. We enter into agreements with these other on-line media companies to run the campaigns generally on a fee-share arrangement. We believe these media companies benefit by receiving an immediately marketable, fully-packaged and tested marketing program. As a result, we believe we are able to leverage campaigns we have developed (including our proprietary products and services) so that we can generate additional revenue with virtually no costs or risks associated with such business extension.

  PROPRIETARY PRODUCTS AND SERVICES

     A revenue stream which we recently introduced is the on-line marketing of our own products and services. For example, one of our websites, Thanksmuch.com, now sells inexpensive costume jewelry and other gift items directly to consumers. When a consumer selects a gift item and tenders his credit card, he is given the opportunity to purchase other, more valuable products and services at special discounts. In addition to the Thanksmuch line of jewelry and gifts, we are developing and testing other products and services for direct marketing to consumers. No assurances can be given, however, that these anticipated sources of revenue will generate any significant income to our operations in future fiscal periods, if at all.

  SEGMENT REVENUE

     During the fiscal year ended November 30, 2001, we generated revenue from three segments: E-Commerce, LEC Billed Products and Off-Line Customer Acquisition. The E-Commerce segment grew the most rapidly during the year and represents the core of our current business operations. Revenue in this segment is generated primarily from marketing of third party products and services on our websites and through e-mail promotions. The Off-Line Customer Acquisition segment consists of revenue generated by us through off-line direct marketing channels. Historically, this segment's activities were primarily telemarketing. The LEC Billed Products segment, which is no longer being actively marketed, represented telecommunications-related products and services marketed by us directly to consumers who are billed by local exchange carriers on the consumer's telephone bill. Segment information is set forth in Note 13 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section hereof and incorporated herein by reference. For a more detailed discussion of our segment information, also see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  COMPETITION

     We face intense competition in the marketing of products and services, particularly on the Internet. Many of our competitors are well established, have reputations for success in the development and marketing of services and have significant financial, marketing, distribution, personnel and other resources. These financial and other capabilities permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets and introduce new services.

  INSURANCE

     As an operating entity, we may be subject to substantial liability as a result of our day-to-day operations. Accordingly, we maintain a general liability insurance policy that is subject to a per occurrence limit of $1,000,000 with a $2,000,000 aggregate limit and an umbrella policy covering an additional $10,000,000 of liability. In addition, the Company has errors and omissions insurance with a limit of $5,000,000. The Company also maintains Directors and Officers liability insurance policies providing aggregate coverage of $12,500,000 for legal costs and claims. Such insurance may not be sufficient to cover all potential claims and additional insurance may not be available in the future at reasonable costs.

  GOVERNMENT REGULATION

     The Pennsylvania Attorney General's Office had requested us to enter into an Assurance of Voluntary Compliance Agreement to resolve allegations concerning certain of our sales practices. The Attorney General alleged that our Fly Free telemarketing program, as well as certain pay-per call services, did not adequately disclose to the consumer the terms of the offer being made. The Agreement would offer refunds to consumers submitting written complaints within a 90 day window. The Agreement also provides for a payment to the State in an amount yet to be determined. We proposed certain modifications to the proposed Agreement. No response has been received to date from the Pennsylvania Attorney General's Office.

  EMPLOYEES

     We had 47 full-time employees, including five executive officers, and two part-time employees, at November 30, 2001. Information regarding our executive officers is set forth in Part III of this report. We believe that our relations with our employees are satisfactory. None of our employees are represented by a union.

  TRANSACTIONS WITH MAJOR CUSTOMERS

     Transactions with major customers and related economic dependence information is set forth under the heading "Transactions with Major Customers" in Note 1 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section hereof and incorporated herein by reference.

  OUR COMPANY

     We were organized in 1993 under the laws of the State of Delaware as Quintel Entertainment, Inc. We changed our name to Quintel Communications, Inc. in 1998 and to Traffix, Inc. in 2000. Our executive offices are located at One Blue Hill Plaza, Pearl River, New York 10965, and our telephone number is (845) 620-1212.

ITEM 2.  PROPERTIES

     The Company leases approximately 15,000 square feet of space at One Blue Hill Plaza, Pearl River, New York, all of which is currently used for the Company's principal executive offices. The lease for such premises expires on July 31, 2006. The base rent is $26,875 per month for the remainder of the term of the lease.

ITEM 3.  LEGAL PROCEEDINGS

  Philip Michael Thomas

     In an arbitration before the American Arbitration Association in New York entitled Philip Michael Thomas; PMT Productions Inc.; Kaye Porter Management; RMI Entertainment, Inc.; Millennium Telemedia, Inc., Claimants v. New Lauderdale, LLC d/b/a Calling Card Co.; Psychic Readers Network, Inc. d/b/a PRN Telecommunications; and Quintel Entertainment, Inc. (No. 131400004900), the claimants allege that they are owed an aggregate of $8,573,339, with interest of $3,576,264, arising from agreements among the parties pursuant to which the respondents were permitted to use Mr. Thomas' name and likeness in connection with certain programs and membership clubs and pursuant to which he was to make certain infomercials. The claimants allege that they were not paid the appropriate percentage of revenues allegedly due them and have asserted claims for fraud and deceit, constructive fraud, civil conspiracy, breach of constructive trust, quantum meruit/unjust enrichment, and unauthorized publication of Mr. Thomas' name and likeness. Hearings on the arbitration have been held during the last week of February 2002 and are scheduled to continue through March 1, 2002. A decision by the arbitrator is expeted to be issued within the next 3 months. The Company believes that there is no merit to the claims and has been and intends to continue to vigorously defend against them.

  Nancy Garen

     On or about October 16, 2001, Nancy Garen, author of "Tarot Made Easy", commenced an action against a series of defendants, including the Company, in the United States District Court for the Central District of California, entitled Nancy Garen v. Steven L. Feder, Peter L. Stolz, Thomas H. Lindsey, Galactic Telcom, Inc., Access Resource Services, Inc., Psychic Readers Network, Inc. d/b/a Miss Cleo, Oshun 5 Communications, Inc., Circle of Light, Inc., Central Talk Management, Inc., Traffix, Inc., Wekare Readers & Interpreters, Inc., West Corporation, and Does 1 through 10 (EDCV 01-790 (VAP-SGLx)). Plaintiff alleges that defendants are liable for a copyright infringement, contributory copyright infringement, vicarious copyright infringement, unfair competition, contributory federal unfair competition and state statutory and common law unfair competition, and further requests a constructive trust, a temporary restraining order, and damages from alleged infringement of a copyright or, alternatively, statutory damages for each act of infringement in "an amount provided by law in excess of $250,000,000", all as the same may have arisen from the defendants' marketing of tarot card reading and other psychic services. As yet, no answer has been filed in this action. The Company does not believe that there is any merit to Ms. Garen's claims as they relate to the Company, and intends vigorously to defend against them.

  Mavies Wingler

     On or about May 9, 2001, Mavies Wingler commenced an action against Group Lotto, Inc. ("GLI"), a wholly owned subsidiary of the Company in the Circuit Court of Logan County, West Virginia. Ms. Wingler claims to have picked the winning numbers entitling her to $10 million. On June 8, 2001, the action was removed to the United States District Court, Southern District of West Virginia, and is entitled Wingler v. GroupLotto, Inc. , Docket Number 2:01 -- CV -- 518. The action is in the initial stages of discovery. The Company does not believe that there is any merit to Ms. Wingler's claim, and intends vigorously to defend against it. GLI has a contract of indemnification with SCA Promotions, Inc. to be indemnified for prizes paid out to qualified winners.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  Market Information.

     Since September 12, 2000, the date upon which the Company changed its name from Quintel Communications, Inc. to Traffix, Inc., the Company's Common Stock has traded on the Nasdaq National Market System under the symbol "TRFX". Prior thereto, such Common Stock traded under the symbol "QTEL". The following table sets forth the high and low sales prices of the Common Stock as reported by Nasdaq for each full quarterly period within the two most recent fiscal years.

                                                                HIGH        LOW
                                                              --------    --------
Fiscal Year Ended November 30, 2001
  First Quarter.............................................  $ 2.9688    $      1.375
  Second Quarter............................................    3.67             1.9375
  Third Quarter.............................................    4.45             3.06
  Fourth Quarter............................................    6.20             3.74

Fiscal Year Ended November 30, 2000
  First Quarter.............................................  $12.00      $      4.1875
  Second Quarter............................................    8.9375           2.00
  Third Quarter.............................................    4.5625           2.2812
  Fourth Quarter............................................    6.25             2.00

  Security Holders.

     To the best knowledge of the Company, at February 26, 2002, there were 54 record holders of the Company's Common Stock. The Company believes there are numerous beneficial owners of the Company's Common Stock whose shares are held in "street name."

  Dividends.

     The Company has not paid during the two most recently completed fiscal years, and has no current plans to pay, dividends on its Common Stock. The Company currently intends to retain all earnings for use in its business.

  Recent Sales of Unregistered Securities.

     On December 6, 2001 (the "Closing Date"), the Company consummated the acquisition of the assets of InfiKnowlege.com, Inc. for aggregate consideration of $1,150,000, a portion of which consisted of $687,500 of the Company's common stock, or 117,522 shares, as valued as of the close of trading on November 30, 2001 (the date the Agreement to acquire such assets was executed). In accordance with such Agreement, 39,174 shares were issued on the Closing Date and 39,174 shares are to be issued on each of the first and second anniversaries of the Closing Date.

     The foregoing issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) of such Act as being a transaction by an issuer not involving any public offering.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected historical financial data of the Company for each of the years in the five year period ended November 30, 2001. The financial data set forth should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company.

STATEMENT OF OPERATIONS DATA

                                                                 YEAR ENDED NOVEMBER 30,
                                          ---------------------------------------------------------------------
                                             2001          2000          1999           1998           1997
                                          -----------   -----------   -----------   ------------   ------------
Net revenue.............................  $32,209,410   $26,611,863   $42,839,840   $ 94,690,251   $191,374,936
Costs of sales..........................    9,152,462     9,057,027    26,952,097     80,037,115    149,821,363
Gross profit............................   23,056,948    17,554,836    15,887,743     14,653,136     41,553,573
Selling, general and administrative
  expenses..............................   16,783,655    12,080,543    10,881,156     34,049,435     18,880,769
                                          -----------   -----------   -----------   ------------   ------------
Income (loss) from operations...........    6,273,293     5,474,293     5,006,587    (19,396,299)    22,672,804
Interest expense........................       (5,900)     (286,655)      (70,701)      (186,218)       (80,763)
Other income (expense), net.............   (2,574,694)    3,430,986     1,446,494      2,212,435      1,841,356
                                          -----------   -----------   -----------   ------------   ------------
Income (loss) before provision for
  income taxes (benefit)................    3,692,699     8,618,624     6,382,380    (17,370,082)    24,433,397
Provision for income taxes (benefit)....    3,275,200     3,471,754     2,458,520       (417,464)    10,069,616
                                          -----------   -----------   -----------   ------------   ------------
Net income (loss).......................  $   417,499   $ 5,146,870   $ 3,923,860   $(16,952,618)  $ 14,363,781
                                          ===========   ===========   ===========   ============   ============
Basic net income (loss) per share.......  $      0.03   $      0.35   $      0.26   $      (1.00)  $       0.77
                                          ===========   ===========   ===========   ============   ============
Diluted net income (loss) per share.....  $      0.03   $      0.33   $      0.26   $      (1.00)  $       0.76
                                          ===========   ===========   ===========   ============   ============
Common Shares outstanding
  Basic.................................   14,794,159    14,792,734    15,119,610     17,034,531     18,560,064
  Diluted...............................   15,396,619    15,494,663    15,241,662     17,034,531     18,878,790

BALANCE SHEET DATA:

                                                                 YEAR ENDED NOVEMBER 30,
                                           --------------------------------------------------------------------
                                              2001          2000          1999          1998           1997
                                           -----------   -----------   -----------   -----------   ------------
Working capital..........................  $40,057,164   $40,178,773   $36,789,213   $34,138,388   $ 43,674,688
Total assets.............................   52,742,584    52,198,843    57,277,279    64,413,144    115,998,776
Total liabilities........................   10,329,878    10,870,283    17,391,001    27,731,000     52,292,478
Stockholders' equity.....................   42,412,706    41,328,560    39,886,278    36,682,144     63,706,297

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements and information relating to the Company that are based on the current beliefs and expectations of Management, as well as assumptions made by and information currently available to the Company. When used in this Management's Discussion and Analysis, and elsewhere in this Form 10-K, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, as they relate to the Company are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management, with respect to future events and are subject to certain risks, uncertainties and assumptions, which could cause the actual results to differ materially from those reflected in the forward-looking statements.

     The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

  OVERVIEW

     We are a leading on-line database marketing company that acquires customers and generates sales for our corporate clients. We provide complete end-to-end marketing solutions for companies seeking to increase sales and customers through on-line marketing programs. The services we offer range from the development of a complete creative promotion to be used to market the client's product to consumers, broadcasting the promotion on-line in order to generate new customers for the client, delivery of data files from the results of campaigns, creating and hosting the customized websites or Web pages necessary to effect the consumer transaction that drives the clients' sales and generating comprehensive reporting in order for the client to analyze the effectiveness of the promotion. We use the proprietary on-line media of our websites, newsletters, interactive games, email marketing and our database of almost 50 million permission-based, profiled records to generate the customers, sales and/or leads for our clients. We are paid by our clients primarily on a success-based model in that we receive a fee for every lead, customer or sale generated for the client. In addition to our client-based revenue, pursuant to an asset acquisition completed in fiscal 2002 (see Note 14 in the Consolidated Financial Statements that appear elsewhere in this report) we began generating revenue from our products and services (e.g., costume jewelry and inexpensive gift items) and from the sales and rentals (for use both on-line and off-line) from profiled data base information generated by such acquisition.

  BACKGROUND

     From our inception in 1993 (under the name "Quintel Communications, Inc.") through 1999, we generated the bulk of our revenue from database marketing using the traditional media of television, postal mail and telemarketing. In 2000, we repositioned our database marketing business to the on-line media of the Web. Applying the direct marketing disciplines honed from our years of operating in the "off-line" media, our management believes it is able to provide significantly enhanced response-based results in a more cost-efficient and scaleable manner via on-line marketing. In addition, as a result of our direct marketing background, we believe we are able to design on-line marketing programs to cost-effectively generate traffic and leads for traditional direct marketing media channels, such as inbound and outbound telemarketing and direct mail.

  ON-LINE MARKETING

     We own the free on-line lottery, www.grouplotto.com, as well as a number of other interactive games, sites and services on the Web. These properties are designed to generate real-time response-based marketing. Consumers are given the opportunity, while on-line, to purchase, sign-up for, ask to be contacted regarding, or simply indicate an interest in, hundreds of offers for various products and services provided by our corporate clients. Specifically through these interactive Web properties we generate a variety of transactional results for our corporate clients ranging from (a) Web traffic, (b) inbound telemarketing calls, (c) outbound telemarketing leads, (d) demographically/psychographically profiled lists of consumers, (e) highly-targeted customized response-based leads, (f) completed applications for products, and
(g) actual sales of products and services.

     GroupLotto.com. The GroupLotto website offers consumers the opportunity to win up to $10 million daily in a free, on-line lottery. The lottery prizes are indemnified by an independent, third-party agency. In order to play, each consumer must provide complete and accurate registration information and agree to receive ("opt-in") marketing messages from GroupLotto and our marketing partners. The interactive media on this website includes registration pages, game banners, and "pop-ups", the purpose of which is to generate web traffic, leads and sales. Revenue is generated at this website from our corporate clients who pay for such traffic, leads and sales. We generate our bulk consumer traffic to this website through email marketing to lists of consumers who have indicated an interest in our marketing programs by opting in to receive such offers.

     Similar to the GroupLotto website, we generate results for our clients through several other interactive games and products. For example, we market through a "scratch and win" game that offers consumers the chance to instantly find out if they have won any number of prizes. The consumer plays the game by "scratching" with the mouse certain parts of the entry ticket to uncover the results. These games can be "pushed" to consumers by delivering them to the player's email inbox.

     We recently launched www.prizecade.com, a destination website where consumers have access to parlor, arcade and casino style games. We intend to use these games to generate revenue from our clients in a similar manner as the GroupLotto model. We believe these games could also offer other new revenue opportunities, such as brand marketing.

     Email Marketing. One of our most important revenue sources is direct marketing via email. Each program that we market for our clients can be implemented not only through the interactive games and "pop-ups", but also, and often primarily, through email marketing. We currently have almost 50 million profiled, permission-based records which have been acquired under a number of affinity group based brands.

     Compared to postal marketing and telemarketing, email marketing is significantly less expensive, offers much faster response times, and, we believe, provides for a more rich consumer media experience. We now own an email delivery system which reduces our dependence on third party vendors and further reduces the expenses associated with delivering our monthly commercial email messages.

     One of the attractive features for clients, and, we believe, a significant competitive advantage, is our ability to create and test a variety of marketing campaigns for prospective and existing corporate clients at no risk to the client. Since we own extensive databases, manage a creative department, and can deliver email at a low cost, we are able to offer prospective and existing clients the opportunity to test market new products, services, price points and creative concepts in order to determine if an on-line campaign works for the client and which campaigns work most effectively.

     Even after campaigns are fully implemented, we further analyze the marketing results to gauge whether the campaigns are continuing to generate adequate results for the client, whether the media is being utilized cost-efficiently, and to determine whether new and different copy is yielding better overall results. These are the traditional direct-marketing disciplines which, we believe, when applied together with our proprietary databases, delivery systems and reporting systems, distinguish us from our competitors in the on-line marketing industry.

     Syndication. After we develop a campaign that works efficiently on our proprietary media, we often "syndicate" the program to third-party media. Typically, we have expended time, media and other costs in developing certain campaigns. In exchange for this invested effort, we obtain the right to market those campaigns to a list of other on-line media companies. We enter into agreements with these other on-line media companies to run the campaigns generally on a fee-share arrangement. We believe these media companies benefit by receiving an immediately marketable, fully-packaged and tested marketing program. As a result, we believe we are able to leverage campaigns we have developed (including our proprietary products and services) so that we can generate additional revenue with virtually no costs or risks associated with such business extension.

PROPRIETARY PRODUCTS AND SERVICES

     A revenue stream that has been introduced in Fiscal 2002, relates to the on-line marketing of our own products and services. For example, one of our websites, Thanksmuch.com, now sells inexpensive costume jewelry and other gift items directly to consumers. When a consumer selects a gift item and tenders his credit card, he is given the opportunity to purchase other, more valuable products and services at special discounts. In addition to the Thanksmuch line of jewelry and gifts, we are developing and testing other products and services for direct marketing to consumers. No assurances can be given, however, that these anticipated sources of revenue will generate any significant income to our operations in future fiscal periods, if at all.

     A summary of the Company's net revenue and earnings from operations as contributed by our principal business segments is found in Note 13 to the Consolidated Financial Statements, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth below.

BASIS OF PRESENTATION

     Certain amounts for the prior periods that are presented in the accompanying consolidated financial statements, and referred to in the discussions below, have been reclassified in order to conform with the current period presentation.

SEGMENT INFORMATION

     Segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. Disclosure is also required about products and services, geographic areas and major customers.

     During the fiscal years ended November 30, 2001 and 2000 we generated revenue from three segments: E-Commerce, Off-line Customer Acquisition and LEC Billed Products. The E-Commerce segment realized significant growth during the year fiscal years ended November 30, 2001 and 2000, and currently represents the core of our business operations. Revenue in the E-commerce segment is generated primarily from marketing of third party products and services on our websites and through e-mail promotions. The Off-Line Customer Acquisition segment consists of revenue generated by us through off-line direct marketing channels. Historically, this segment's activities were primarily telemarketing. The LEC Billed Products segment represents telecommunications-related products and services marketed by us directly to consumers who are billed by local exchange carriers on the consumer's telephone bill. Segment information is set forth in
Note 13 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section hereof and incorporated herein by reference.

     The Company evaluates performance based on many factors, with the primary criteria being each segment's (a) gross profit and (b) EBITDA, which is net income excluding (i) special charges, (ii) interest expense, (iii) interest and dividend income, (iv) realized net (losses) gains on marketable securities, (v) permanent impairment charges, (vi) gains on nonmonetary cost basis exchanges,
(vii) other nonoperating income (loss), (viii) minority interest income (loss),
(ix) depreciation, (x) amortization and (xi) income taxes. The Company shares a common workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate and other.

RESULTS OF OPERATIONS

     The Company's net revenues, on a segmental basis, and with the components of the individual segments, for each of the fiscal years ended November 30, 2001, 2000 and 1999 are set forth in the following tables:

               SEGMENT DATA -- NET REVENUES, BY SEGMENT COMPONENT

YEAR ENDED NOVEMBER 30,                            2001          2000          1999
-----------------------                         -----------   -----------   -----------
E-COMMERCE COMPONENTS
Long distance customer acquisitions...........  $ 3,992,147   $ 4,913,703   $        --
GroupLotto and other websites.................    7,082,587     4,825,781            --
Net branch commission fees....................      347,416            --            --
Email.........................................   14,663,959       758,702         7,634
Data sales and rentals........................    2,389,116            --            --
                                                -----------   -----------   -----------
TOTAL E-COMMERCE..............................  $28,475,225   $10,498,186   $     7,634
                                                -----------   -----------   -----------
OFF-LINE CUSTOMER ACQUISITION SERVICE
  COMPONENTS
Long distance customer acquisitions...........  $ 1,693,453   $ 4,565,435   $21,593,504
Long distance usage commissions...............           --     4,387,149     9,093,505
Net branch commission fees....................      521,123
Other customer acquisition services...........           --         6,190            --
                                                -----------   -----------   -----------
TOTAL OFF-LINE CUSTOMER ACQUISITION
  SERVICES....................................  $ 2,214,576   $ 8,958,774   $30,687,009
                                                -----------   -----------   -----------
LEC BILLED PRODUCTS AND SERVICE COMPONENTS
"900" Entertainment Service royalties.........  $   486,406   $ 3,393,428   $ 2,769,169
Club 900 Products.............................      148,830        85,417     1,693,373
Enhanced Services, principally voice mail.....      884,373     3,590,463     7,513,080
Telephone number list revenue.................           --        65,523
                                                -----------   -----------   -----------
TOTAL LEC BILLED PRODUCTS AND SERVICES........  $ 1,519,609   $ 7,134,831   $11,975,622
                                                -----------   -----------   -----------
CORPORATE AND OTHER COMPONENTS
Miscellaneous products and other..............  $        --   $    20,072   $   169,575
                                                -----------   -----------   -----------
          CONSOLIDATED NET REVENUES...........  $32,209,410   $26,611,863   $42,839,840
                                                ===========   ===========   ===========

     The following table sets forth for the periods indicated the percentage of net revenues represented by the certain items reflected in the Company's statement of operations:

                                                              YEAR ENDED NOVEMBER 30,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Net Revenue.................................................  100.0%   100.0%   100.0%
Cost of Sales...............................................   28.4%    34.0%    62.9%
Gross Profit................................................   71.6%    66.0%    37.1%
Selling, general and administrative expenses................   48.7%    43.4%    25.4%
Bad debt expense............................................    3.4%     1.9%     0.0%
  Interest Expense..........................................    0.0%     1.1%     0.2%
  Other Income (expense)....................................   (7.8)%   12.9%     3.4%
Net Income..................................................    1.3%    19.3%     9.2%

     The following is a discussion of the financial condition and results of operations of the Company for the years ended November 30, 2001, 2000, and 1999, respectively. This discussion may contain forward looking-statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. This discussion should be read in conjunction with the consolidated financial statements of the Company, the notes thereto and other financial information included elsewhere in the report.

YEAR ENDED NOVEMBER 30, 2001 COMPARED TO YEAR ENDED NOVEMBER 30, 2000

     The Company's net revenues, on a segmental basis, and with the components of the individual segments, for the fiscal years ended November 30, 2001 and 2000, are set forth in the following tables:

               SEGMENT DATA -- NET REVENUES, BY SEGMENT COMPONENT

                                                                                CHANGE-INC(DEC)   CHANGE-INC(DEC)
YEAR ENDED NOVEMBER 30,                                2001          2000             $$$               %%%
-----------------------                             -----------   -----------   ---------------   ---------------
E-COMMERCE COMPONENTS
Long distance customer acquisitions...............  $ 3,992,147   $ 4,913,703     $  (921,556)           (19)%
GroupLotto and other websites.....................    7,082,587     4,825,781       2,256,806             47%
Net branch commission fees........................      347,416            --         347,416            100%
Email.............................................   14,663,959       758,702      13,905,257           1833%
Data sales and rentals............................    2,389,116            --       2,389,116            100%
                                                    -----------   -----------     -----------          -----
TOTAL E-COMMERCE..................................   28,475,225    10,498,186      17,977,039            171%
                                                    -----------   -----------     -----------          -----
OFF-LINE CUSTOMER ACQUISITION SERVICES COMPONENTS
Long distance customer acquisitions...............    1,693,453     4,565,435      (2,871,982)           (63)%
Long distance usage commissions...................           --     4,387,149      (4,387,149)          (100)%
Net branch commission fees........................      521,123            --         521,123            100%
Other customer acquisition services...............           --         6,190          (6,190)          (100)%
                                                    -----------   -----------     -----------          -----
TOTAL OFF-LINE CUSTOMER ACQUISITION SERVICES......    2,214,576     8,958,774      (6,744,198)           (75)%
                                                    -----------   -----------     -----------          -----
LEC BILLED PRODUCTS AND SERVICES COMPONENTS
"900" Entertainment Service royalties.............      486,406     3,393,428      (2,907,022)           (86)%
Club 900 Products.................................      148,830        85,417          63,413             74%
Enhanced Services, principally voice mail.........      884,373     3,590,463      (2,706,090)           (75)%
Telephone number list revenue.....................           --        65,523         (65,523)          (100)%
                                                    -----------   -----------     -----------          -----
TOTAL LEC BILLED PRODUCTS AND SERVICES............    1,519,609     7,134,831      (5,615,222)           (79)%
                                                    -----------   -----------     -----------          -----
CORPORATE AND OTHER COMPONENTS
Miscellaneous products, list revenue and other....           --        20,072         (20,072)          (100)%
                                                    -----------   -----------     -----------          -----
        CONSOLIDATED NET REVENUES.................  $32,209,410   $26,611,863     $ 5,597,547             21%
                                                    ===========   ===========     ===========          =====

     Net Revenue increased $5,597,547, or 21%, to $32,209,410 for the year ended November 30, 2001 ("Fiscal 2001") when compared to revenues of $26,611,863 in the year ended November 30, 2000 ("Fiscal 2000"). This increase was specifically attributable to the Company's E-commerce segment, which recognized a net increase in revenue of approximately $18 million, offset by combined declines in net revenue from the Company's legacy segments of approximately $12.4 million. The E-commerce segment revenue increase resulted from the Company's increasing focus on generating revenue from its current core business, on-line direct marketing. The Company expects this segment to continue to represent a substantial part of the Company's revenue in future fiscal periods. As a percentage of consolidated net revenue, the Company's on-line direct marketing activities constituted 88% of Fiscal 2001 revenues, compared to 39% in Fiscal 2000.

     The declines in the Company's Off-line Customer Acquisition Services Segment (decrease of $6.7 million) and LEC Billed Products and Services Segment (decrease of $5.6 million) were attributable to the Company's termination of the active marketing of such products and services during prior fiscal periods and the Company's intentional migration to the Internet for the generation of the bulk of its revenue. The Company's on-line revenues are generated on a higher margin basis when compared to such legacy segments' operating activities. This migration commenced at the end of the fiscal year ended November 30, 1999 ("Fiscal 1999") and became fully implemented during Fiscal 2000.

     During the year ended November 30, 2001, the Company executed an on-line customer acquisition program for a prominent long distance service provider. Under such arrangement, the Company generated approximately $2 million of revenue in Fiscal 2001, specifically during the fourth quarter. This represented 6.2% and 14.2% of consolidated net revenues for Fiscal 2001 and the fourth quarter thereof, respectively. The Company's agreement with such long distance carrier terminated during the first quarter of the fiscal year ending November 30, 2002 ("Fiscal 2002"). Although the Company has entered into a new agreement with such long distance carrier, the Company anticipates that the impact thereof on fiscal periods beyond the first quarter of Fiscal 2002 will not be material. The revenue generated in Fiscal 2001 from the Company's original agreement with this long distance carrier, coupled with the on-line portion of the TALK.com settlement (more fully described below) of approximately $2 million, accounted for Fiscal 2001's $3,992,147 of "long distance customer acquisitions" sub-segment revenue included in the Company's E-commerce segment. This represented a decline in such sub-segment of approximately $922,000 when compared to Fiscal 2000. Fiscal 2000's E-commerce "long distance customer acquisition" sub-segment revenues were entirely attributable to TALK.com customer acquisition activity prior to the October 2000 termination of the Company's agreement therewith.

     The net growth in the Company's E-commerce segment was primarily attributable to an approximate $13.9 million increase in revenue generated from the Company's E-mail marketing programs, as compared to only $758,702 of revenues during Fiscal 2000. This substantial increase of approximately 1800% over the prior year was the result of the Company generating significantly more on-line generated consumer data and a number of on-line contracts with new customers during the fiscal year ended November 30, 2001. During the prior year, the Company had not significantly penetrated this method of revenue generation.

     During the second half of Fiscal 2001, the Company began the practice of marketing E-mail promotional offers to third party databases on a revenue share basis. The Company becomes obligated to pay these third parties only when a transaction occurs and payment is made to the Company by the third parties whose promotion was mailed. These "fee share basis" revenues provide operating income at a reduced operating margin when compared to E-mail promotional offers mailed to the Company's proprietary database. The Company reports the fees paid to the owners of the third party databases as a component of "Selling Expenses". It is the Company's intent to limit Fiscal 2002's "fee share basis" expenses to approximately 10% of consolidated revenues, compared to approximately 7% in Fiscal 2001.

     The second material factor contributing to the growth of the Company's E-commerce segment was the approximately $2.4 million in on-line data sales and rentals generated in Fiscal 2001 when compared to a negligible amount generated in Fiscal 2000. The Company believes it was able to identify itself as a source of valuable permission based data and nurtured relationships with third parties to facilitate the sale and rental of such data.

     The third material factor contributing to the growth of the Company's E-commerce segment was the approximately $2.3 million (or 47% increase) in net revenues earned from the "GroupLotto and other website" sub-segment. The GroupLotto site has developed increased brand recognition on the Internet and has enabled the Company's sales force to increase its revenue generating customer base on the site.

     During the year ended November 30, 2001, the Company was successful in its legal action against Talk America, Inc. ("Talk"), resulting in an approximate $6.2 million arbitration award. The award represented restitution for long distance customers delivered to Talk, and for lost profits suffered by the Company due to Talk's wrongful termination of an agreement between the parties. This wrongful termination occurred during the fourth quarter of Fiscal 2000. The Company recognized $3.7 million of revenue (11.5% of consolidated Fiscal 2001 revenues; this represented Talk's acceptance of such delivered customers, thus fulfilling the Company's revenue recognition criteria.) from the settlement during the year ended November 30, 2001, resulting from the receipt of Talk's first of two installments due on the total award. The first installment was comprised of approximately $2 million of revenue attributable to the "long distance customer acquisition" sub-segment of the Company's E-commerce segment. The balance of the first installment, or approximately $1.7 million of revenue, was attributable to the Company's Off-line customer acquisition (legacy) segment (primarily telemarketing). The Company recognized an approximate $1.25 million contingent telemarketing cost as a result of this settlement. This contingent cost is discussed in further detail in the following "Cost of Goods Sold" section. The second, and final, installment of approximately $2.5 million, plus interest at 6%, is due on April 1, 2002. If the Company receives the second installment in Fiscal 2002, it will record the revenue at that time. The Company expects that the segment distribution of such second installment will be as follows: (a) approximately $1.4 million of E-commerce revenue within that segment's "long distance customer acquisition" sub-segment; and (b) approximately $1.1 million of Off-line Customer Acquisition segment revenue. Based on the telecommunications industry's present weakened state of financial affairs, and specifically management's estimation of Talk's ability to pay, management determined that the second installment of the settlement was a gain contingency and, as such, will record any related revenue only upon collection.

     During the year ended November 30, 2001, revenues from the Company's 51% majority owned subsidiary, Montvale Management LLC, contributed approximately $868,539, or 2.7% of consolidated net revenues. The subsidiary generates revenue by operating under net branch agreements, whereby it originates residential mortgages and refinancings for licensed mortgage banking and brokerage companies. The subsidiary became active as a result of reduced mortgage and refinance loan interest rates, and increased government funds for low-income homebuyers. The subsidiary's revenue was generated through on-line sources ($347,416, included in the E-commerce segment) and through conventional marketing efforts, consisting of outbound telemarketing, direct mail and print media ($521,123, included in the off-line customer acquisition segment). Pursuant to a full year of consolidated operations, and management's anticipation that the interest rate environment will remain stable and beneficial to new homebuyers and people interested in refinancing, the Company anticipates that the subsidiary will generate significantly more revenue in the fiscal year ending November 30, 2002.

     See "Transactions with Major Customers and Termination of Economic Dependence", "Prior Year Transactions Impacting Current and Future Fiscal Periods" and "Service Bureaus and Local Exchange Carriers" following the "Liquidity and Capital Resources" section for a detailed discussion of other revenue decreases as they relate to the Company's comparative and future revenues.

     In the fiscal periods prior to November 30, 1999, the Company's cost of revenues were offset by net revenue generated from certain premium offerings made in conjunction with the Company's marketing of other products and services. The Company terminated the marketing of these products and services in conjunction with the Transaction Agreements, all as more fully described in "-- Prior Year Transactions Impacting Current and Future Fiscal Periods". All such residual revenue from those premium offerings have been reflected in the Company's other income (expense) section. For the year ended November 30, 2001, such income(expense) included in "Other nonoperating income" was approximately ($57,000), compared to approximately $1,021,401 for the prior year.

     The Company's cost of sales, on a segmental basis, and with the components of the individual segments, for each of the years ended November 30, 2001 and 2000 are set forth below:

              CONSOLIDATED COST OF SALES, BY SEGMENT, BY COMPONENT

                                                                    CHANGE       CHANGE
                                                                   INC(DEC)     INC(DEC)
YEAR ENDED NOVEMBER 30,                   2001         2000           $$$         %%%
-----------------------                ----------   -----------   -----------   --------
E-COMMERCE
  ADVERTISING, PROMOTION AND
     FULFILLMENT COSTS
  Email marketing and related
     delivery costs..................  $4,046,881   $   631,446   $ 3,415,435      541%
  Data purchases and premium costs...   3,357,308     3,718,460      (361,152)     (10)%
  Promotional and creative
     development costs...............     115,322       121,417        (6,095)      (5)%
                                       ----------   -----------   -----------     ----
          Total E-commerce
            Advertising..............  $7,519,511   $ 4,471,323   $ 3,048,188       68%
                                       ----------   -----------   -----------     ----

                                                                    CHANGE       CHANGE
                                                                   INC(DEC)     INC(DEC)
YEAR ENDED NOVEMBER 30,                   2001         2000           $$$         %%%
-----------------------                ----------   -----------   -----------   --------
  SERVICE BUREAU FEES
  Contingent based prize
     indemnification costs...........     381,525     1,151,758      (770,233)     (67)%
                                       ----------   -----------   -----------     ----
          Total E-commerce Cost of
            Sales....................  $7,901,036   $ 5,623,081   $ 2,277,955       41%
                                       ----------   -----------   -----------     ----
OFF-LINE CUSTOMER ACQUISITION
  SERVICES
  ADVERTISING, PROMOTION AND
     FULFILLMENT COSTS
  Telemarketing and related costs....  $1,283,035   $ 4,985,183   $(3,702,148)     (74)%
  Premium fulfillment costs..........     (89,009)   (1,823,449)    1,734,440      (95)%
                                       ----------   -----------   -----------     ----
          Total Off-line Acquisition
            Cost of Sales............  $1,194,026   $ 3,161,734   $(1,967,708)     (62)%
                                       ----------   -----------   -----------     ----
LEC BILLED PRODUCTS AND SERVICES
  ADVERTISING, PROMOTION AND
     FULFILLMENT COSTS
  Telemarketing and related costs....  $       --   $   (17,643)  $    17,643     (100)%
  Premium fulfillment costs..........          --         2,286        (2,286)    (100)%
                                       ----------   -----------   -----------     ----
          Total LEC Billed
            Advertising..............  $       --   $   (15,357)  $    15,357     (100)%
                                       ----------   -----------   -----------     ----
  SERVICE BUREAU FEES
  Billing and collection fees........  $   57,400   $   287,569      (230,169)     (80)%
                                       ----------   -----------   -----------     ----
          Total LEC Billed Cost of
            Sales....................  $   57,400   $   272,212   $  (214,812)     (79)%
                                       ----------   -----------   -----------     ----
          CONSOLIDATED COST OF
            SALES....................  $9,152,462   $ 9,057,027   $    95,435        1%
                                       ----------   -----------   -----------     ----

     Cost of sales on a consolidated basis remained relatively stable with a 1% increase of approximately $95,000 over the fiscal year ended November 30, 2000.

     On a segmental level, the Company's E-commerce segment cost of sales increased, on a net basis, approximately $2.3 million, or 41%, to $7.9 million, when compared to $5.6 million incurred in the prior fiscal year. The Company's increased focus on generating revenues from direct marketing campaigns delivered on-line was the primary factor contributing to this increase. During the course of the year, the Company realized increased costs for e-mailing on an absolute basis (approximate increase of $3.4 million over $631,446 for Fiscal 2000), but recognized decreased costs on a per-unit basis for e-mail services obtained from third party e-mailers. As of the fourth quarter of Fiscal 2001, the price of third party e-mail service provision was in the range of $.75 to $1.00 per thousand e-mails sent. In prior fiscal periods, the Company paid as much as $1.50 per thousand e-mails sent. This per-unit price reduction is the contributing factor that enabled the Company to increase e-mail related revenue approximately 1800%, while recognizing a smaller, 541% increase in e-mail and related delivery costs over the comparable prior year. In December 2001, the Company acquired the assets of a Canadian-based technology company and, with the integration of this entity in Fiscal 2002, the Company believes it will further reduce the unitary costs of its e-mailing promotions.

     The Company uses the services of an agency for the provision of indemnification coverage in the event the GroupLotto site produces a winner in one of its free on-line lottery games. During the fourth quarter of Fiscal 2000, the Company restructured its lottery game prizes and concurrently reduced the costs of the related premiums for the indemnification coverage. This premium cost savings was realized in the year ended November 30, 2001 and is reflected by a 67% indemnification cost decrease, compared to a 47% increase in related revenues generated at the GroupLotto site. In October 2001, the Company had a $1 million winner on its GroupLotto site. The Indemnification agency acknowledged the winner's claim, awarded payment, and the

Company did not incur any additional expense beyond the premiums. Additionally, the Company's premium costs per game did not increase as a result of the winner's claim.

     The Company's Off-line Customer Acquisition segment had been primarily inactive for the first nine months of Fiscal 2001. During the fourth quarter, the Company received the first of the two scheduled installments from the Talk arbitration victory and recorded a portion of the revenue in the Off-line Customer Acquisition segment. Pursuant to the receipt of the first installment in November 2001, the Company recorded its obligation to make an approximate $1.25 million contingent payment to a telemarketing vendor for their services performed for the Company relating to marketing for Talk. The Company does not have any other contingent liabilities related to the second, and final, settlement installment that is scheduled for receipt in April 2002. In the fourth quarter of Fiscal 2001, the Company released approximately $130,000 in excess premium accruals from terminated off-line customer acquisition marketing programs.

     The Company's gross profit in terms of dollars, on a segmental basis, and the Company's gross profit percentage, on a segmental basis, for each of the years ended November 30, 2001 and 2000 are presented below:

                     CONSOLIDATED GROSS PROFIT, BY SEGMENT

                                                                    CHANGE       CHANGE
                                                                   INC(DEC)     INC(DEC)
YEAR ENDED NOVEMBER 30,                  2001          2000           $$$         %%%
-----------------------               -----------   -----------   -----------   --------
E-commerce..........................  $20,574,189   $ 4,875,105   $15,699,084      322%
Customer Acquisition services.......    1,020,550     5,797,040    (4,776,490)     (82)%
LEC Billed products and services....    1,462,209     6,862,619    (5,400,410)     (79)%
Corporate and other.................           --        20,072       (20,072)    (100)%
                                      -----------   -----------   -----------     ----
          CONSOLIDATED GROSS
            PROFIT..................  $23,056,948   $17,554,836   $ 5,502,112       31%
                                      ===========   ===========   ===========     ====

               CONSOLIDATED GROSS PROFIT PERCENTAGES, BY SEGMENT

                                                                    ABSOLUTE     RELATIVE
                                                                   PERCENTAGE   PERCENTAGE
                                                                     CHANGE       CHANGE
YEAR ENDED NOVEMBER 30,                             2001   2000     INC(DEC)     INC(DEC)
-----------------------                             ----   -----   ----------   ----------
E-commerce........................................  72.3%   46.4%      25.8%        55.6%
Customer Acquisition services.....................  46.1%   64.7%     (18.6)%      (28.8)%
LEC Billed products and services..................  96.2%   96.2%       0.0%         0.0%
Corporate and other...............................   0.0%  100.0%    (100.0)%     (100.0)%
                                                    ----   -----     ------       ------
          CONSOLIDATED GROSS PROFIT PERCENTAGE....  71.6%   66.0%       5.6%         8.5%
                                                    ====   =====     ======       ======

     Consolidated Gross Profit Percentage ("Gross Margin") as a percentage of net revenue was 71.6% in Fiscal 2001, compared to 66.0% in Fiscal 2000, representing an absolute percentage point increase of 5.6%, and an 8.5% increase on a relative basis.

     On a segmental basis, the Company's E-commerce segment Gross Margin increased to 72.3% in Fiscal 2001 compared to 46.4% in Fiscal 2000. The 25.8% percentage point increase resulted from (a) the Company benefiting from the cost-free revenue generating effect of databases purchased in the fiscal year ended November 30, 2000 (the databases were fully expensed in Fiscal 2000 and the Company owns and continues to use these databases in Fiscal 2001 without additional cost); (b) decreased costs on a unitary-basis associated with the Company's e-mailing activities; and (c) a significant decline in the Company's free on-line lottery prize indemnification costs.

     The Company's Off-line Customer Acquisition Services segment's Gross Margin declined to 46.1% in Fiscal 2001, compared to 64.7% in Fiscal 2000. The 18.6% percentage point decline resulted from the costs of a contingent liability realized upon the settlement of the arbitration dispute with Talk. The contingency was of a higher cost relationship to revenues than historically recognized within the segment, due to the fact that the total contingency became payable as a result of the first installment. The second installment will not have any contingent payables if such second installment is collected in Fiscal 2002. To the extent that the balance of the Talk settlement is received in Fiscal 2002, the Company will report Gross Margin in its Off-line Customer Acquisition segment in excess of 90%.

     The Company's LEC Billed Products and Services segment ("LEC Segment") Gross Margin remained stable at 96.2%. See "Service Bureaus, Local Exchange Carriers and Service Bureau Bankruptcy" following the "Liquidity and Capital Resources" section for a detailed discussion of the LEC Segment gross profit decreases as it relates to the Company's comparative and future operations.

     The Company's Selling Expenses and General and Administrative Expenses for each of the years ended November 30, 2001 and 2000 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

SEGMENT DATA -- SELLING EXPENSES

            CONSOLIDATED SELLING EXPENSES, BY SEGMENT, BY COMPONENT

                                                                     CHANGE      CHANGE
                                                                    INC(DEC)    INC(DEC)
        YEAR ENDED NOVEMBER 30,             2001         2000         $$$         %%%
        -----------------------          ----------   ----------   ----------   --------
E-COMMERCE
Fee share commissions..................  $2,157,921   $  224,109   $1,933,812      863%
Other commissions......................     356,133           --      356,133      100%
Selling salaries and related
  expenses.............................   1,372,934      659,747      713,187      108%
Occupancy and equipment costs..........      23,118           --       23,118      100%
Travel, entertainment and other........     244,913       87,998      156,915      178%
                                         ----------   ----------   ----------     ----
TOTAL E-COMMERCE SELLING EXPENSE.......  $4,155,019   $  971,854   $3,183,165      328%
                                         ----------   ----------   ----------     ----
OFF-LINE CUSTOMER ACQUISITION SERVICES
Fee share commissions..................  $       --   $  189,139   $ (189,139)    (100)%
Other commissions......................      87,573           --       87,573      100%
Selling salaries and related
  expenses.............................     191,211      274,137      (82,926)     (30)%
Travel, entertainment and other........       3,470       36,565      (33,095)     (91)%
                                         ----------   ----------   ----------     ----
TOTAL OFF-LINE SELLING EXPENSE.........  $  282,254   $  499,841   $ (217,587)     (44)%
                                         ----------   ----------   ----------     ----
LEC BILLED PRODUCTS AND SERVICES
                                         $       --   $       --   $       --        0%
                                         ----------   ----------   ----------     ----
CORPORATE AND OTHER....................  $       --   $       --   $       --        0%
                                         ----------   ----------   ----------     ----
          CONSOLIDATED SELLING
            EXPENSES...................  $4,437,273   $1,471,695   $2,965,578      202%
                                         ----------   ----------   ----------     ----

     Selling expenses on a consolidated basis increased approximately $3 million, or 202%, from $1,471,695 in Fiscal 2000 to $4,437,273 in Fiscal 2001.
The increase was attributable to the Company's E-commerce segment, with an increase of approximately $3.2 million in selling expenses, offset by a decrease of $217,588 in the Company's selling expenses within its Off-line Customer Acquisition Services segment.

     The significant factors contributing to the increase in selling expenses were (a) increased fee share commissions incurred in the Company's E-commerce segment of approximately $1.9 million (see below for a detailed description of this expense category); and (b) increased compensation and related selling costs ($713,187 and $536,166, respectively) arising from the expansion of the Company's E-commerce segment's sales force and selling activities.

     Regarding the increase in fee share commissions, in the second half of Fiscal 2001, the Company significantly expanded the practice of marketing promotional offers on behalf of its marketing clients ("Clients") to third party databases on a fee share commission basis. The fee share commission relationship generally arises after the Company concludes a contractual arrangement with a Client pursuant to which the Company modifies or develops the copy, offer form and promotional materials for the Client's product or service. The Company then tests the promotion, and agrees to deliver a minimum level of new customers, and/or targeted leads to the Client. Simultaneously with the execution of these contractual arrangements, the Company obtains the exclusive rights from the Client to market their promotions to a list of third parties with whom the Company has marketing relationships (the "Third Parties"). The Company enters into contracts with each Third Party with whom it intends to market Client promotions. The terms of these agreements generally provide that the Third Party has the right to (i) approve the creative materials for each promotion, (ii) approve the timing of each promotion's mailing, (iii) terminate the contract on short notice, and (iv) reject any promotion for any reason. Each agreement sets forth the terms of the Third Party's compensation, which range from fixed fees paid for each customer or lead, generated for the Client, to a revenue share that is a percentage of the revenue generated (after deduction for certain direct costs) by the Company for marketing that offer to the Third Party database. The Company utilizes unique Universal Resource Locater identifier links ("URLs") when promotions are mailed to the Third Party database. It is the unique URL's that form the tracking mechanism by which the Client reports results to the Company, and the Company is able to account for revenue generated under the fee share arrangement with Third Parties.

     Selling expenses within the Company's Off-line Customer Acquisition Services segment declined 44%, or $217,588 in Fiscal 2001, when compared to Fiscal 2000. The Company expects that in the fiscal year ended November 30, 2002 it will realize an increase in this segment's selling expenses. The anticipated increase arises from the Company's expected expansion of the operations of its majority owned subsidiary, Montvale Management LLC, which conducts business off-line, as well as on-line, as a net branch for licensed mortgage banking and brokerage companies.

SEGMENT DATA -- GENERAL AND ADMINISTRATIVE EXPENSES

   CONSOLIDATED GENERAL AND ADMINISTRATIVE EXPENSES, BY SEGMENT, BY COMPONENT

                                                                     CHANGE      CHANGE
                                                                    INC(DEC)    INC(DEC)
YEAR ENDED NOVEMBER 30,                   2001          2000          $$$         %%%
-----------------------                -----------   -----------   ----------   --------
E-COMMERCE
Compensation costs and related
  expenses...........................  $ 2,558,010   $   807,412   $1,750,598      217%
Professional fees....................      853,050       311,193      541,857      174%
Insurance costs......................      532,901       211,504      321,397      152%
Occupancy and equipment costs........      284,148        97,490      186,658      191%
Site development, maintenance and
  modifications......................    1,750,638     2,623,173     (872,535)     (33)%
All other G&A expenses...............      740,883       743,921       (3,038)       0%
                                       -----------   -----------   ----------     ----
TOTAL G&A -- E-COMMERCE SEGMENT......  $ 6,719,630   $ 4,794,693   $1,924,937       40%
                                       -----------   -----------   ----------     ----

                                                                     CHANGE      CHANGE
                                                                    INC(DEC)    INC(DEC)
YEAR ENDED NOVEMBER 30,                   2001          2000          $$$         %%%
-----------------------                -----------   -----------   ----------   --------
OFF-LINE CUSTOMER ACQUISITION
  SERVICES
Compensation costs and related
  expenses...........................  $   217,327   $   351,502   $ (134,175)     (38)%
Professional fees....................      158,821        33,534      125,287      374%
Insurance costs......................       84,142       205,299     (121,157)     (59)%
Occupancy and equipment costs........       22,550        97,490      (74,940)     (77)%
All other G&A expenses...............       55,050       309,602     (254,552)     (82)%
                                       -----------   -----------   ----------     ----
TOTAL G&A -- OFF-LINE SEGMENT........  $   537,890   $   997,427   $ (459,537)     (46)%
                                       -----------   -----------   ----------     ----
LEC BILLED PRODUCTS AND SERVICES
Compensation costs and related
  expenses...........................  $   146,200   $   541,646   $ (395,446)     (73)%
Professional fees....................           --         7,758       (7,758)    (100)%
Insurance costs......................       84,142       177,506      (93,364)     (53)%
Occupancy and equipment costs........       22,549        83,956      (61,407)     (73)%
All other G&A expenses...............       15,097      (233,465)     248,562     (106)%
                                       -----------   -----------   ----------     ----
TOTAL G&A -- LEC SEGMENT.............  $   267,988   $   577,401   $ (309,413)     (54)%
                                       -----------   -----------   ----------     ----
CORPORATE AND OTHER
Compensation costs and related
  expenses...........................  $ 2,054,173   $ 1,692,637   $  361,536       21%
Professional fees....................    1,183,800     1,437,860     (254,060)     (18)%
Insurance costs......................        3,474         2,330        1,144       49%
Occupancy and equipment costs........           --         7,940       (7,940)    (100)%
All other G&A expenses...............      495,601       580,657      (85,056)     (15)%
                                       -----------   -----------   ----------     ----
TOTAL G&A -- CORPORATE AND OTHER.....  $ 3,737,048   $ 3,721,424   $   15,624        0%
                                       -----------   -----------   ----------     ----
          CONSOLIDATED TOTALS........  $11,262,556   $10,090,945   $1,171,611       12%
                                       -----------   -----------   ----------     ----

     General and Administrative expenses ("G&A") on a consolidated basis increased approximately $1.2 million, or 12%, when comparing G&A of $10,090,945 in Fiscal 2000 to G&A of $11,262,556 in Fiscal 2001. The net increase was attributable to the Company's E-commerce segment, with a net increase of approximately $1.9 million in such segment's G&A expenses, offset by net declines of $459,537 and $309,413 in G&A within the Company's Off-line Customer Acquisition Services segment and LEC Billed Product and Services segment, respectively.

     The E-commerce segment's 40% net increase in G&A expenses was the result of
(a) increased compensation expenses ($1.75 million) and (b) increased professional fee, insurance and occupancy expenses (combined at $1,049,912), with such increases necessary to support the 171% increase in net revenues reported by the Company's E-commerce segment. These net increases were partially offset by a decline in the E-commerce segment's costs ($872,535, or 33%) realized in operating, maintaining and modifying the Company's GroupLotto website. During the year ended November 30, 2001, the Company was able to negotiate more favorable terms with third party hosting facilities resulting in the reduced expense.

     The Company's Off-line Customer Acquisition Services segment G&A expenses declined $459,537, or 46%, when compared to the prior fiscal year. The segment's expense decreases directly correlate to the significant decline in such segment's activity during the year ended November 30, 2001.

     The Company's LEC Billed Products and Services segment G&A expenses declined $309,413, or 54%, when compared to the prior fiscal year. The segment's expense decreases directly correlate to the significant decline in such segment's activity during the year ended November 30, 2001. The Company does not anticipate conducting business within this segment in future fiscal periods and, as such, does not expect a material contribution to G&A expenses from this segment in future fiscal periods. See "Service Bureaus, Local Exchange Carriers and Service Bureau Bankruptcy" following the "Liquidity and Capital Resources" section for a detailed discussion of factors impacting the LEC Billed Products and Services segment.

              CONSOLIDATED BAD DEBT EXPENSE (RECOVERY), BY SEGMENT

                                                                 CHANGE INC    CHANGE INC
                                                                   (DEC)         (DEC)
YEAR ENDED NOVEMBER 30,                   2001         2000         $$$           %%%
-----------------------                ----------    --------    ----------    ----------
SEGMENT
E-Commerce...........................  $  301,933    $517,903    $(215,970)        (42%)
Off-line Customer Acquisitions.......          --          --           --           0%
LEC Billed Products and Services.....     826,893          --      826,893         100%
Corporate and Other..................     (45,000)         --      (45,000)       (100%)
                                       ----------    --------    ---------        ----
          CONSOLIDATED NET BAD DEBT
            EXPENSE..................  $1,083,826    $517,903    $ 565,923         109%
                                       ----------    --------    ---------        ----

     Bad Debt expense increased $565,923, or 109%, to $1,083,826 in Fiscal 2001 from $517,903 in Fiscal 2000. The material portion of the increase was attributable to an $826,893 bad debt recognized as a result of the bankruptcy filing of the Company's inactive LEC Billed Product segment's primary service bureau.

     The Company continuously evaluates the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition or bankruptcy filings of our customers. As a result of this review process, we record bad debt provisions to adjust the related receivables' carrying amount to an amount that reflects their probable realizable value. Provisions for bad debts are also recorded resulting from the review of other factors, including (a) the length of time the receivables are past due, (b) historical experience and (c) other factors obtained during collection efforts. If circumstances related to specific customers change, our estimates for bad debt provisions could be further increased.

OTHER INCOME(EXPENSE)

     The Company's components of "Other income(expense)" for the years ended November 30, 2001 and 2000 are presented below:

                      CONSOLIDATED OTHER INCOME (EXPENSE)

                                                                  CHANGE INC   CHANGE INC
                                                                    (DEC)        (DEC)
YEAR ENDED NOVEMBER 30,                  2001          2000          $$$          %%%
-----------------------               -----------   -----------   ----------   ----------
Other income (expense):
Interest expense....................  $    (5,900)  $  (286,655)     280,755       (98%)
Interest income and dividends.......    1,780,546     2,646,622     (866,076)      (33%)
Realized gains on marketable
  securities........................      387,948       863,384     (475,436)      (55%)
Permanent impairment charges........   (4,690,258)   (2,139,315)  (2,550,943)      119%
Gain on nonmonetary cost basis
  exchange..........................           --       565,572     (565,572)     (100%)
Other nonoperating income (expense):
  Sale of telecommunications license
     assets.........................           --       135,000     (135,000)     (100%)
  Residuals from terminated
     programs-revenue (loss)........      (57,344)    1,021,401   (1,078,745)     (106%)
  Other non-operating...............       74,043       198,322     (124,279)      (63%)
Minority interest...................      (69,629)      140,000     (209,629)     (150%)
                                      -----------   -----------   ----------      ----
          TOTAL CONSOLIDATED OTHER
            INCOME (EXPENSE)........  $(2,580,594)  $ 3,144,331   (5,724,925)     (182%)
                                      -----------   -----------   ----------      ----

     Consolidated Other Income (Expense) decreased approximately $5.7 million, from $3.1 million for the year ended November 30, 2000 to $2.6 million for the year ended November 30, 2001.

     The primary factors contributing to the decrease, in the order of the table detailed above, are as follows:

          (a) a decrease in interest and dividend income of approximately $866,000 resulting from significant decreases in the interest rates available on short-term commercial paper during the year ended November 30, 2001, coupled with a decreased amount of cash available for commercial paper investment, resulting from an approximate $6 million stock redemption and net federal income tax payments of approximately $6.1 million for a settlement of tax audits relating to the calendar years 1996 through 1998 (for which the related federal tax expense had been charged to operations in prior fiscal periods);

          (b) a decrease in gains realized on marketable securities of approximately $475,000 resulting from significant declines in the values of marketable equity securities held in the Company's investment portfolio. As of the November 30, 2001 balance sheet date, the Company has significantly reduced its exposure to market fluctuations in its investment portfolio by limiting the contents of such portfolio to approximately $22.9 million in high grade, short term, commercial paper and auction rate securities (with yields ranging from 2.4% to 3.8%, with maturities of 30 to 180 days), with only approximately $760,000 in high risk investments, consisting exclusively of real estate investment trust equities;

          (c) increases in impairment losses of $2.5 million. During the year ended November 30, 2001 (specifically within the three months ended February 28, 2001), the Company recognized losses due to "other than temporary" declines in the value of its marketable security portfolio. These securities had "mark-to-market" valuation adjustments in previous quarters, with such adjustments being classified in "other comprehensive income (loss)" (a contra equity account on the Company's balance sheet) pursuant to their "available-for-sale" classification. Such noncash pretax losses recognized during the year ended November 30, 2001 were $4,190,207. During the year ended November 30, 2000, the Company recognized approximately $2.1 million in long-term investment impairment charges. Additionally, during the year ended November 30, 2001, the Company had evaluated its long-term investments (specifically within the quarter ended February 28, 2001 and during the period March 1, 2001 to April 1, 2001) and determined that an investment made in a privately held company during Fiscal 2000 was impaired. A long-lived asset impairment write down, related to this continuing evaluation, of $500,051 was charged to the "permanent impairment charge" account during the year ended November 30, 2001. During Fiscal 2002 this entity effectively wound down operations and ceased doing business; and

          (d) the reduction in the pre-tax net income attributable to the residual activity related to the Company's terminated legacy 900 business, as such activity decreased to a loss of approximately $57,000 in Fiscal 2001, from income of approximately $1 million in the year ended November 30, 2000.

PROVISION FOR INCOME TAXES

     The Company's effective income tax rate is a result of the combination of federal income taxes at statutory rates, and state taxes, subject to the effects of valuation allowances taken against the "realizability" of deferred tax assets. The Company recorded income tax expense of $3,275,200 for the year ended November 30, 2001 on pre-tax income of approximately $3,692,699. This equates to an effective tax rate of approximately 88.6% and is the result of the Company taking a full valuation allowance in Fiscal 2001 against the future tax benefits attributable to the Fiscal 2002 capital loss carryover arising from permanent impairment charges of $4,690,258, net of realized capital gains of $387,948. This deferred tax asset valuation allowance has been recorded in the fiscal year ended November 30, 2001 due to the absence of appreciated capital gain property (available for the potential generation of capital gain income) to offset the net capital losses generated by the Fiscal 2001 impairment charges.

     The Company's effective tax rate was approximately 40% for the year ended November 30, 2000. The majority of impairment losses, recognized in such fiscal year were related to partnership flow-through investments and, therefore, such impairments did not generate capital losses, subject to deductibility limitations, deferred tax asset valuations and effective rate distortions. For additional discussion and detail on the Company's tax expense see Note 6 of the Consolidated Financial Statements that appear elsewhere in this report.

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

     The Company's "Other income (expense)" for the years ended November 30, 2000 and 1999, are presented below:

                      CONSOLIDATED OTHER INCOME (EXPENSE)

                                    OTHER INCOME (EXPENSE)      CHANGE-INC     CHANGE-INC
                                   -------------------------       (DEC)         (DEC)
YEAR ENDED NOVEMBER 30,               2000           1999           $$$           %%%
-----------------------            -----------    ----------    -----------    ----------
Other income (expense):
Interest expense.................  $  (286,655)   $  (70,701)   $   215,954        305%
Interest income and dividends....    2,646,622     1,390,829      1,255,793         90%
Net gains (losses) on sale of
  marketable securities..........      863,384      (494,351)     1,357,735        275%
Long-lived asset impairment
  charges........................   (2,139,315)           --     (2,139,315)       100%
Loss on disposal of fixed
  assets.........................           --      (157,553)       157,553       (100%)
Gain on nonmonetary cost basis
  exchange.......................      565,572            --        565,572        100%
Other nonoperating income:
  Sale of telecommunication
     license assets..............      135,000            --        135,000        100%
  Residual revenues from
     terminated programs.........    1,021,401       555,394        466,007         84%
  Other miscellaneous,
     non-operating income........      198,322       152,175         46,147         30%
Minority interest................      140,000            --        140,000        100%
                                   -----------    ----------    -----------       ----
                                     3,144,331     1,375,793    $ 2,200,446        160%
                                   -----------    ----------    -----------       ----

     The Company recorded Long-lived asset impairment charges of $2.1 million, and recognized a nonmonetary gain of $565,572 on an asset exchange, during the year ended November 30, 2000. See Note 5 to the Consolidated Financial Statements.

     The Company's effective income tax rate was 40.3% and 38.5% for the years ended November 30, 2000 and 1999, respectively, and is a result of the combination of federal income taxes at statutory rates and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial and liquidity position maintained its strength in the face of the current Internet and Technology Sector weakness and global economic downturn, as exhibited by the Company's cash, cash equivalent and short-term marketable securities balance of approximately $37.3 million at November 30, 2001. Cash, cash equivalent and short-term marketable securities were approximately $41.9 million at November 30, 2000. On a comparative basis, the Company's working capital remained stable between November 30, 2000 and 2001, at approximately $41 million. During the fiscal year ended November 30, 2001, the Company's cash flows from the excess of marketable securities maturities, and sales over marketable securities purchases, were primarily used to fund repurchases of our common stock, fund our investment in working capital and fund our capital expenditures.

     Net cash provided by operating activities was approximately $250,000 during Fiscal 2001 compared to approximately $2.3 million in Fiscal 2000. The significant components resulting in this decrease were a decline in net income, increases in accounts receivable generated by the Company's E-commerce segment, and decreases in income tax and related party payables, partially offset by noncash impairment charges and the timing of payments on accounts payable and accrued expenses.

     On March 20, 2001, the Company made a $5 million partial payment against a tentative settlement with the Internal Revenue Service ("IRS") based upon the current status of tax audits covering the tax years January 1, 1996 to December 31, 1998. This payment and other payments referenced below were factored into the Company's tax accrual and corresponding earnings in prior fiscal years. Therefore, the Company does not expect to recognize a future impact on earnings for these payments. The March 2001 payment was made to reduce the Company's interest expense related to the final settlement, which was accepted by the Internal Revenue Service ("IRS") in August 2001, pending IRS Joint Committee review based on the fact that one of the tax years in the tax period under audit had generated a refund in excess of $1 million due to a tax basis net operating loss carryback. In September 2001, the Company expended $1 million as an additional installment against the settlement of the tax audits. A final disbursement of approximately $400,000 will be made upon the IRS's issuance of a final statement of interest expense due on the matter. It is expected that the IRS's final statement will be received, either late in the second quarter or in the third quarter of Fiscal 2002, with payment being made upon receipt.

     Trade accounts receivable as a percentage of net revenues increased to 22.7% at November 30, 2001, from 14.1% at November 30, 2000. The primary reason for the increase is attributable to an increase in the aggregate number of days-sales-outstanding ("DSO") in accounts receivable when comparing the full fiscal year ended November 30, 2001 with 2000. For the fiscal year ended November 30, 2001, the Company's DSO on a quarterly basis were as follows: first quarter -- 106 days; second quarter -- 88 days; third quarter -- 91 days; fourth quarter -- 47 days; aggregate annual DSO 83 days. The majority of the Company's customers are extended 30-day credit terms. The Company continually monitors customer adherence to such terms and constantly strives to improve the effectiveness of its collection efforts with the goal of achieving a DSO in the 40-day range. Future fiscal year quarters might not reflect this goal of a 40-day DSO, or the 47-day DSO recognized in the fourth quarter of Fiscal 2001.

     During the year ended November 30, 2001, approximately $15.3 million of net cash was provided by investing activities, resulting from approximately $16 million provided by net proceeds from the sale of investments in short-term, high-grade commercial paper, auction rate securities and marketable securities, offset by cash outflows for capital expenditures of approximately $720,000 and long-term investments of $49,000. The Company invests its excess cash in short-term investments predicated on operating cash requirements, capital expenditure plans and other business needs. To date, the Company has not been required to supplement its internally generated cash with third-party financing or borrowings.

     Cash used in financing activities during the year ended November 30, 2001 amounted to $5,593,908. Included in the use of financing funds was (a) a $6 million purchase and retirement of common stock acquired from a former director and officer, and (b) $74,814 in open market purchases of the Company's stock, held in treasury, with both of these being offset by $480,906 in proceeds generated by the exercise of the Company's stock options.

     Historically, the Company's primary cash requirements have been used to fund the cost of advertising and promotion, with additional funds having been used in the purchasing of equipment and services in connection with the commencement of new business lines and further development of businesses being test marketed. During the fiscal year ended November 30, 2000, the Company executed its on-line direct marketing strategy. The Company's future plans and business strategy continue to call for its Internet based E-commerce segment to be its primary operating focus, with such segment generating a material portion of future revenues. If the Company's on-line activities fail to generate sufficient revenue, then the continuation of the Company's on-line growth could have a material adverse impact on the Company's capital and liquidity resources relating to possible expenditures for (a) marketing campaigns, (b) product development costs, (c) site development and maintenance and related technology based costs, (d) potential on-line business acquisitions, (e) costs associated with developing alternative means of e-mail promotion delivery, or (f) other unexpected and/or currently unidentifiable costs. During the year ended November 30, 2001, the Company expended approximately $720,000 in capital expenditures to support its E-commerce activities. In December 2001, the Company acquired the assets of a Canadian based Internet technology company. The Company believes that this acquisition will decrease certain costs relative to its reliance on third parties in the provision of e-mailing services and other Internet hosting services. The realization of those proposed cost savings will require capital expenditures on behalf of the Company. Should the business climate, Internet operating environment or technology environment change significantly, the Company could be faced with circumstances that would limit or prevent its utilization of these capital expenditures.

     During the fiscal year ended November 30, 1999, the Company's Internet business plan and strategy prompted the Company to terminate the active marketing of its legacy products and services. Accordingly, this legacy activity may contribute, but in a significantly decreasing degree, to the Company's cash flows and net income in subsequent fiscal periods, as was the case during the year ended November 30, 2001 when compared to the years ended November 30, 2000 and 1999. This should be considered when using the Company's historical results in evaluating future operations, cash flows and financial position. Nevertheless, the Company will continue to explore opportunities to offer other Off-line Customer Acquisition Services and LEC Billed Products and Services in the future.

     Under currently proposed operating plans and assumptions, management believes that projected cash flows from operations and available cash resources will be sufficient to satisfy the Company's anticipated cash requirements for at least the next twelve months. Currently, the Company does not have any material
long-term obligations other than those described in note   "Commitments and
Contingent Liabilities" included in the Company's financial statements included in Part IV of this document, nor has the Company identified any long-term obligations that it contemplates incurring in the near future. As the Company seeks to further extend its reach into the E-commerce arena, as well as identify new and other consumer oriented products and services in the off-line arena, the Company may use existing cash reserves, long-term financing, or other means to finance such diversification.

PRIOR YEAR TRANSACTIONS IMPACTING CURRENT AND FUTURE FISCAL PERIODS

     In June 1999, the Company entered into certain agreements (the "Transaction Agreements"), including the Agreement Regarding 900 Pay-Per-Call Psychic Services (the "900 Agreement"), dated as of May 26, 1999, by and between the Company and ARS ("Access Resource Services, Inc."), pursuant to which the Company agreed to refrain until January 17, 2001 from conducting, marketing, advertising or promoting certain "stand alone" 900 Pay-Per-Call Psychic Services described in the 900 Agreement (the "900 Psychic Services") directly or indirectly through any affiliate. In addition, the Company agreed to cease the conduct of the media buying operation which it conducted under the name "Quintel Media" and ARS agreed to assume responsibility for the "Quintel Media" employees and for the lease of the premises used by "Quintel Media" in Fort Lauderdale, Florida, and to acquire the computer equipment and other furniture, fixtures and leasehold improvements used by "Quintel Media" at such premises.

     In consideration for the Company's acceptance of the terms of the 900 Agreement, ARS and any of its affiliates offering 900 Pay-Per-Call Psychic Services and/or membership club services, agreed to pay to the Company certain royalty fees ("900" Entertainment Service termination royalties, included in the Company's LEC Billed Products and Services Segment) relative to such service offerings. ARS was required to pay such royalty fees from and after the consummation of the transactions contemplated by the Transaction Agreements, and until January 16, 2001. For the years ended November 30, 2001, 2000 and 1999, these royalties amounted to approximately $486,000, $3,393,000 and $2,769,000, or 1.5%, 12.8% and 6.5%, respectively, of the Company's related net revenues. As of November 30, 2001, the Company has received all funds due under this arrangement and will no longer recognize revenue or cash flows from this activity in future fiscal periods.

TRANSACTIONS WITH MAJOR CUSTOMERS

     During the fiscal year ended November 30, 2001, the Company had six major customers, five within its E-commerce segment and one within its Off-line Customer Acquisition Services segment, which, in the aggregate, accounted for approximately 54.9% of consolidated net revenues during the year ended November 30, 2001, and approximately 69.1% of consolidated trade accounts receivable-net as of November 30, 2001. The Company did not conduct business with the five E-commerce segment customers referenced above in Fiscal 2000.

     During the fiscal year ended November 30, 2000, the Company derived approximately 52% of net revenues from two major customers in its Off-line Customer Acquisition Services segment (as discussed below). In the year ended November 30, 1999, the Company had derived approximately 72% of its revenue from one major customer. As at November 30, 2000, the Company had either terminated, or had been terminated, from providing services to such major customers. Accounts receivable from Fiscal 2000's major customers were approximately $-0-and $611,000 at November 30, 2001 and 2000, respectively.

     During the fiscal year ended November 30, 2000, the Company generated its Off-Line Customer Acquisition revenue exclusively from long distance customer acquisition agreements with two long distance providers, Qwest Communications and Talk.com.

     The Company provided marketing services to the long distance carrier LCI International Telecom Corp., d/b/a Qwest Communications Services ("Qwest") during that time, primarily through outbound telemarketing and broadcast media, directed at the acquisition of residential long distance customers for Qwest. In addition to commissions paid to the Company for its successful customer acquisitions on behalf of Qwest, the Company also received a portion of Qwest's net revenues earned from such acquired customers' residential long distance usage. This marketing arrangement with Qwest was terminated in Fiscal 2000 through the execution of settlement, termination and release agreements. The Company does not expect to receive any further revenue from Qwest relative to these agreements.

     During the fiscal year ended November 30, 2000, the Company entered into a series of agreements with Talk.com Holding Corp. ("Talk"), pursuant to which the Company provided marketing services to Talk directed at the acquisition of residential long distance customers for Talk. Such agreements obligated Talk to pay the Company fees for its successful customer acquisitions on behalf of Talk. In October 2000, Talk terminated its agreements with the Company. In response to Talk's action the Company had commenced legal proceedings, via arbitration, to contest what it believed to be Talk's wrongful termination of its agreements with the Company. The efforts of the Company's general counsel secured a victory against Talk resulting in an approximate $6.2 million arbitration award. The award represented the settlement for long distance customers delivered to Talk (approximately $3.7 million) which represented Talk's acceptance of such delivered customers thus fulfilling the Company's revenue recognition criteria. The Company recognized $3.7 million of revenue (11.5% of consolidated Fiscal 2001 revenues) from the settlement during the year ended November 30, 2001, resulting from the receipt of Talk's first of two installments due on the total settlement. Talk is included above as one of the Company's major customers in Fiscal 2001. The first installment was comprised of approximately $2 million of revenue attributable to the Company's E-commerce segment's acquired long distance customers. The balance of the first installment, or approximately $1.7 million of revenue, was attributable to the Company's Off-line customer acquisition (legacy) segment. The additional portion of the award was approximately $2.5 million pursuant to the contract's early termination penalty being invoked. This second, and final, installment of approximately $2.5 million, plus interest at 6%, is required to be paid on April 1, 2002. If the Company receives the second installment in Fiscal 2002 it will record the revenue at that time, with the segment distribution thereof to be as follows:
(a) approximately $1.4 million of E-commerce revenue within that segment's "long distance customer acquisition" sub-segment; and (b) approximately $1.1 million of Off-line Customer Acquisition segment revenue. Based on the telecommunication industry's present weakened state of financial affairs, and specifically management's estimation of Talk's ability to pay, management determined that the second installment of the settlement was a gain contingency and, as such, will record any related revenue only upon collection.

SERVICE BUREAUS, LOCAL EXCHANGE CARRIERS, AND SERVICE BUREAU BANKRUPTCY

     In November 1998, three of the existing LECs at that time, specifically Ameritech Corp., Bell Atlantic Corp. and SBC Communications, Inc., refused to bill customers for enhanced services provided by the Company. This was a result of what the LECs claimed was excessive complaints by customers for "cramming" (unauthorized charges billed to a customer's phone bill) against the Company and its affiliates. This billing cessation effectively prevented the Company from selling its enhanced services in those areas serviced by such LECs.

     As a result of such LEC imposed billing cessation, in November 1998, the primary billing service provider for the Company's enhanced services, Billing Information Concepts Corporation ("BIC"), terminated its arrangement with the Company for providing billing for the Company's enhanced services. BIC continued to service all data relating to post-billing adjustments to records billed prior to BIC's self-imposed billing cessation. In December 1998, the Company entered into an agreement with Federal Transtel ("FTT"), whereby FTT provided the billing services previously provided by BIC. In effect, between the termination of the BIC billing service arrangement and the commencement of billing under the agreement with FTT (approximately two months), the Company was unable to bill for any enhanced services provided during such prior fiscal year ended November 30, 1998.

     The Company continued to bill an attriting customer base relative to these enhanced services through FTT, until October 2001 resulting in net revenues of approximately $884,000 and $3,590,000, for the years ended November 30, 2001 and 2000, respectively. This billing activity was terminated in October 2001 resulting from an action brought by the Company against FTT, filed in the United States District Court, Southern District of New York, entitled Traffix, Inc. f/k/a Quintel Entertainment, Inc. v. Federal Transtel, Inc. ("FTT") and Daniel Nishrie, Docket No. 01 Civ. 8807 (the "FTT Action").

     In the FTT Action, the Company seeks to recover approximately $2.1 million relative to FTT's voice mail billing and collection services. This amount, after being offset by approximately $1.3 million in reserves for customer chargebacks for a combined total of approximately $827,000, was charged to bad debt expense at November 30, 2001 in response to FTT's December 2001 bankruptcy filing.

     In a related action, Quintel Communications, Inc. v. Federal Transtel, Inc., Southern District of New York, Docket No. 00 Civ. 3803, the Company sought to recover approximately $1 million the Company believed were wrongfully withheld by FTT in connection with FTT's billing and collection services for a membership club that the Company ceased operating in June 1999. The Company has been granted summary judgment on liability, and a hearing to determine the exact amount of damages to be awarded to the Company was held in October 2001. The damages and interest determined at such hearing exceed $1 million. At November 30, 2001, the Company has not recorded a receivable associated with this related action. The Company had charged such amounts involved in the proceeding against net revenues in the year ended November 30, 1999. Therefore, the Company is treating this action as a "gain contingency", with any potential recovery received by the Company being reflected as a recovery of bad debt at the time of receipt, subject to the conclusion of the FTT bankruptcy proceedings.

CURRENT YEAR COMPLETED ACQUISITION

     In Fiscal 2001, we acquired the minority interest in GroupLotto, Inc., a majority owned subsidiary prior to such acquisition, for consideration of $1,445,845. The consideration consisted of 336,243 shares of Traffix, Inc. common stock issued on July 20, 2001, at a market value of $4.30 per share. The transaction was accounted for under the purchase method, and, accordingly, the results of operations of the acquired minority interest are included in our consolidated results of operations from the date of acquisition. See Note 5 to the Consolidated Financial Statements for additional information about this acquisition.

FISCAL 2002 COMPLETED ACQUISITIONS

     In the fourth quarter of Fiscal 2001, the Company began the process of negotiation and due diligence regarding the potential asset acquisitions of two private companies in the Internet sector. Both acquisitions closed in the first quarter of the fiscal year ending November 30, 2002. See Note 14 to the Consolidated Financial Statements for additional information about the financial commitments and contingent obligations relative to these asset acquisitions.

CRITICAL ACCOUNTING POLICY AND ACCOUNTING ESTIMATE DISCUSSION

     In accordance with the Securities and Exchange Commission's (the "Commission") Release Nos. 33-8040; 34-45149; and FR-60 issued in December 2001, referencing the Commission's statement "regarding the selection and disclosure by public companies of critical accounting policies and practices", the Company has set forth below what it believes to be the most pervasive accounting policies and estimates that could have a material effect on the Company's results of operations and cash flows, if general business conditions, or individual customer financial circumstances, change in an adverse way relative to the policies and estimates used in the attached financial statements or in any "forward looking" statements contained herewith.

FACTORS THAT COULD EFFECT FUTURE RESULTS

  Revenue Recognition, Variable Costs and Bad Debts

     The Company currently earns the largest portion of its revenue from the E-commerce segment pursuant to marketing agreements with marketing partners and corporate customers (collectively, "Corporate Customers"). The provisions of each agreement determine the type and timing of revenue to be recorded. The Company invoices its customers in accordance with the terms of the underlying agreement, and the related marketing activity delivered and/or marketing service provided. Revenue is recognized at the time the marketing activity is delivered, or service is provided (normally, either daily or weekly), net of estimated contractually specified data qualification allowances, when applicable. Such data qualification allowances provide for reductions to the final amounts paid by the Corporate Customer, and typically consist of allowances for duplicate records delivered, invalid address records delivered, age restricted records delivered and other contractually determined reductions to the gross records delivered. The Company's revenues are adjusted in later fiscal periods if the Company's actual allowances vary from amounts previously estimated. Historically, the variance between actual allowances and previously estimated allowances has been immaterial. If events were to occur that would cause the Company's actual allowances (which are recorded as offsets against gross revenue, as contra-revenues, in arriving at reported net revenue) to vary significantly from those originally estimated and reflected in the financial statements, the Company could suffer material deterioration in future fiscal period gross margins, therefore, our profitability and cash flows could be adversely affected.

     Certain obligations are recorded at the time revenue is recognized. They include costs payable to other on-line, as well as off-line, advertisers for registered user acquisitions and consumer data, fee sharing costs under third party database use agreements, e-mail message delivery costs, contingent based prize indemnification coverage (for potential free on-line lottery winners), premium fulfillment costs related to the promotion and all other variable costs directly associated with completing the Company's obligations relative to the revenue recognized.

     Should the Internet operating landscape affecting the Company adversely change resulting in (a) higher costs of acquiring consumer data and registered users for the Company's websites; (b) higher costs of acquiring data for our marketing partners, compromising such marketing partners' ability to maintain adequate databases to allow for continued third party database use agreements;
(c) the Company's fiscal 2002 asset acquisition failing to reduce the cost of the Company's e-mail delivery activities, or the Company being required to depend on third party e-mailing service bureaus to provide an increased portion of its commercial e-mail delivery at a cost in excess of anticipated internally generated costs; (d) the Company's contingent based prize indemnification premiums for indemnification coverage increasing due to an increase in the number of prize winners at the site, or other currently unknown factors; (e) the Company's accruals for fulfillment obligations arising out of its promotions proving to be less than the actual redemptions processed in subsequent fiscal periods; or (f) unpredictable technology changes or commercial technology applications; then, if any one, or a combination, of the above factors were to materialize in subsequent fiscal periods, the Company could suffer material deterioration in future fiscal period gross margins and, therefore, our profitability and cash flows could be adversely affected.

     Revenue recognition is also subject to provisions based on the probability of collection of the related trade accounts receivable. We continuously evaluate the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition, or bankruptcy filings, of our customers. As a result of this review process, we record bad debt provisions to adjust the related receivables' carrying amount to an estimated realizable value. Provisions for bad debts are also recorded due to the review of other factors, including (a) the length of time the receivables are past due, (b) historical experience, and (c) other factors obtained during the conduct of collection efforts. If circumstances change regarding our specific customers on an individual basis, or if demand for Internet direct marketing softens, or if a continuation of the current global economic downturn prevails, our estimates for bad debt provisions could be further increased, which could adversely affect our operating margins, our profitability and our cash flows.

  Continuation of Major Customers and Prospects of Majority-Owned Subsidiary

     During the fiscal year ended November 30, 2001, the Company derived approximately $17.7 million, or 55% of its revenues, from six major customers. Three of such customers each exceeded 10% of net revenues, with the remaining three each accounting for 6.5% of net revenues. Five of the six customers continued to conduct business with the Company at November 30, 2001. Should the Company not be able to continue its relationships with these companies on equivalent, or similarly favorable terms, or replace any of these companies with other third parties on similar revenue and gross margin generating terms, the Company could suffer material deterioration in future fiscal period gross margins and, therefore, our profitability and cash flows would be adversely affected. Our potential decreased profitability relative to such possible failure to continue current relationships, or our inability to replace them with new relationships, could be partially mitigated by the execution of reductions in our workforce. It is not known how rapidly the Company could respond with such reductions, if at all.

     During the year ended November 30, 2001, the Company's 51% majority-owned subsidiary, Montvale Management LLC, contributed approximately $868,539, or 2.7% of consolidated net revenues. The subsidiary became active in Fiscal 2001 (in the Company's fourth quarter). The subsidiary generates revenue by operating under net branch agreements, whereby it originates residential mortgages and refinancings for licensed mortgage banking and brokerage companies. The subsidiary became active as a result of reduced mortgage and refinance loan interest rates, and increased government funds for low-income homebuyers. The Company's future business plans and operating assumptions anticipate that the subsidiary will contribute significantly more revenue to the Company in terms of absolute dollars, and in terms of percentage of total revenues and operating income, in the fiscal year ending November 30, 2002. Such assumptions are subject to the continuation of the current interest rate market, the continued acceptance by the general public of off-line and on-line marketing promotions for mortgage and mortgage related products, the continued ability of the independently operated majority-owned subsidiary to hire and maintain competent staff and management personnel, trained in the specific field of net branch operations, as well as other factors currently not identifiable. The Company can make no assurance that it will realize an increased contribution of revenue and related profits from the majority owned subsidiary in future fiscal periods.

 The Company's revenues and profitability from operations have historically varied

     Our revenues, cost of providing revenues, profit margins and overhead expenses have varied historically among segments. The revenue allocation among our segments in future periods will most probably be different than our current revenue allocation due to several factors, including consumer tastes and potential regulatory issues that may exist in future periods. Therefore, it is difficult to predict revenue and gross margin trends. Actual trends may cause the Company to adjust its operating emphasis, which could result in continued period-to-period fluctuations in the Company's results of operations. Historically, the Company has had to react to rapid changes in the business environment within which it operates. Management responded to these rapid changes as deemed appropriate and as dictated by the nature of such changes. Management's reaction to such changes covered a broad range of business related adjustments, ranging from product mix repositioning and staff reductions, to entire business model overhauls. Based on the Company's current operations and marketing methods, as well as the still emerging status of the Internet marketing environment, it is possible that management could institute significant changes to the Company's business model in response to unforeseen rapid changes in future fiscal periods.

 Impairment of Goodwill, other Intangibles and investment portfolios could impact net income

     The Company carries Goodwill and other Intangibles on its balance sheet arising from a current year acquisition of the minority interest of a previously majority-owned subsidiary. If the cash flows generated from such subsidiary should fall to levels that are less than the applicable amortization expense resulting from the Goodwill recorded on the purchase, then the Company will be required to recognize an impairment charge on such Goodwill necessary to reduce the carrying value of the Goodwill to its net realizable value. Should events occur that would give rise to such impairment charge, the Company would recognize decreased profitability to the extent of such adjustment. Cash flows would not be directly affected by the impairment charge, but cash flows would, most likely, be adversely affected as a result of the facts and circumstances that created the impairment charge.

     The Company maintains an investment portfolio that is managed by a prominent financial institution. The portfolio includes high-grade corporate commercial paper and auction rate securities, and equity securities of real estate investment trusts ("REITs"), all of which are held for varying periods of time, pursuant to maturity dates, market conditions and other factors. The values of our investments in publicly-traded companies, which as of November 30, 2001 was limited to our REIT investments, are subject to significant market price volatility.

     Moreover, due to the economic downturn and difficulties that may be faced by some of the companies in which we have investments, our investment portfolio could be further impaired by the failure of such companies in fulfilling their responsibility of adhering to the repayment of principal upon maturity.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. We do not expect that the adoption of SFAS 141 will have a material effect on our consolidated financial position or results of operations. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, once SFAS 142 is adopted, which will be in our fiscal year ending November 30, 2003; however, these assets must be reviewed at least annually for impairment subsequent to adoption. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. The provisions of SFAS 142 will be effective for our fiscal year ending November 30, 2003; earlier adoption is not available pursuant to the terms of SFAS 142. However, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization provisions of SFAS 142. While we are currently in the process of evaluating the potential impact that the adoption of SFAS 142 will have on our consolidated financial position and results of operations, our preliminary assessment is that the adoption of SFAS 142 will have an immaterial impact on the Company.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for the disposition of long-lived assets. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The provisions of SFAS 144 will be effective for our fiscal year ending November 30, 2003 and will be applied prospectively. We are currently in the process of evaluating the potential impact that the adoption of SFAS 144 will have on our consolidated financial position and results of operations. Based on the relative components of our balance sheet at November 30, 2001, we believe that the adoption of SFAS 144 will have an immaterial impact on the Company's consolidated financial position and results of operations, if any effect at all.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the consolidated financial statements of Traffix, Inc. and subsidiaries, together with the report of PricewaterhouseCoopers LLP dated January 25, 2002.

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

NAME                                   AGE                           POSITION
----                                   ---                           --------
Jeffrey L. Schwartz..................  53    Chairman of the Board and Chief Executive Officer
Andrew Stollman......................  36    Chief Operating Officer, Secretary and Director
Eric Aroesty.........................  31    President and Director
Joshua B. Gillon, Esq................  39    Executive Vice President -- Corporate Affairs and
                                             General Counsel
Daniel Harvey........................  43    Chief Financial Officer
Murray L. Skala......................  55    Director
Edwin A. Levy........................  62    Director
Lawrence Burstein....................  59    Director
Jack Silver..........................  58    Director

  Directors

     Jeffrey L. Schwartz has been Chairman and Chief Executive Officer of the Company since January 1995, President from January 2001 to December 2001, Secretary/Treasurer from September 1993 to December 1994 and a director since inception of the Company in 1993. From January 1979 until May 1998, Mr. Schwartz was also Co-President and a director of Jami Marketing Services, Inc., a list brokerage and list management consulting firm, Jami Data Services, Inc., a database management consulting firm, and Jami Direct, Inc., a direct mail graphic and creative design firm (collectively, the "Jami Companies"). The Jami Companies were sold by the principals thereof in May 1998.

     Andrew Stollman has been the Chief Operating Officer since January 1, 2001 and Secretary and a director of the Company since January 1995. From February 2000 until January 2001, Mr. Stollman was also the Company's Executive Vice President and from January 1995 until February 2000, he was the Company's Senior Vice President. Mr. Stollman was the Company's President from September 1993 to December 1994.

     Eric Aroesty was appointed the Company's President in December 2001 and has been a director since January 23, 2002. From 1999 until December 2001, Mr. Aroesty was President of Group Lotto, Inc. and MultiBuyer, Inc., two wholly-owned subsidiaries of the Company. Mr. Aroesty was Senior Vice President of the Company from 1997 to 1999 and Vice President of Marketing from 1995 to 1997. Mr. Aroesty has been an employee of the Company since 1994.

     Murray L. Skala has been a director of the Company since October 1995. Mr. Skala has been a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala, Bass & Rhine, LLP since 1976. Mr. Skala is also a director of JAKKS Pacific, Inc., a publicly-held company in the business of developing, marketing and distributing children's toys.

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

  Executive Officers

     Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors. Three of the Company's executive officers, Jeffrey L. Schwartz, Andrew Stollman and Eric Aroesty, are also directors of the Company. Information with regard to such persons is set forth above under the heading "Directors."

     The remaining executive officers are Joshua B. Gillon, Esq., the Company's Executive Vice President -- Corporate Affairs and General Counsel, and Mr. Daniel Harvey, the Company's Chief Financial Officer.

     Mr. Gillon, age 39, was appointed Chief Investment Officer and General Counsel of the Company in April 2000. In April 2001, Mr. Gillon's title was changed to Executive Vice President -- Corporate Affairs and General Counsel. From April 1999 through March 2000, Mr. Gillon served as the Project Director for Total Energy, Inc., a home heating oil industry consolidation. From February 1996 to March 1999, he was a partner at the law firm of Schneck, Weltman & Hashmall, LLP, specializing in mergers, acquisitions and securities law. From 1990 to 1996, he was an associate with the law firm of Kronish Lieb Weiner & Hellman, LLP and from 1988 to 1990, he was an associate with the law firm of Seward & Kissel, LLP.

     Mr. Harvey, age 43, has been Chief Financial Officer of the Company since January 1997. He joined the Company in September 1996. From November 1991 to August 1996, he was a Senior Manager with the accounting firm of Feldman, Gutterman, Meinberg & Co. Mr. Harvey is a Certified Public Accountant.

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

     Audit Committee. The functions of the Audit Committee are to recommend to the Board of Directors the engagement of the independent accountants, review the audit plan and results of the audit engagement, review the independence of the auditors and review the adequacy of the Company's system of internal accounting controls. The current members of the Audit Committee are Messrs. Levy, Burstein and Silver.

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

ATTENDANCE AT MEETINGS

     From December 1, 2000 through November 30, 2001, the Board of Directors, Stock Option Committee, Audit Committee and Compensation Committee each met or acted without a meeting pursuant to unanimous written consent four times, ten times, one time and one time, respectively.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To the best of the Company's knowledge, during the fiscal year ended November 30, 2001, (i) Jeffrey L. Schwartz, Andrew Stollman and Jack Silver each untimely filed one report on Form 4, each reporting three transactions; (ii) Jay Greenwald untimely filed one report on Form 4, reporting eleven transactions; and (iii) Jay Greenwald failed to file a report on Form 4 to report one transaction. These individuals were executive officers, directors and/or beneficial owners of more than 10% of the Common Stock of the Company during the fiscal year ended November 30, 2001. To the best of the Company's knowledge, all other Forms 3, 4 and 5 required to be filed during the fiscal year ended November 30, 2001 were done so on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the Company's executive compensation paid during the three fiscal years ended November 30, 2001, 2000 and 1999 for (i) the Company's Chief Executive Officer; (ii) the Company's four most highly compensated executive officers (other than the Chief Executive Officer) whose cash compensation for the fiscal year ended November 30, 2001 exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided under the above clause (ii) but for the fact that the individuals were not serving as executive officers at the end of the last completed fiscal year (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM COMPENSATION
                                                                        -------------------------------------------------
                                            ANNUAL COMPENSATION                        AWARDS             PAYOUTS
                                      -------------------------------                ----------   -----------------------
             (A)               (B)      (C)        (D)         (E)         (F)          (G)           (H)          (I)
-----------------------------  ----   --------   --------   ---------   ----------   ----------   -----------   ---------
                                                              OTHER                  SECURITIES                 ALL OTHER
                                                             ANNUAL     RESTRICTED   UNDERLYING                  COMPEN-
NAME AND                               SALARY     BONUS     COMPENSA-     STOCK       OPTIONS        PLAN        SATION
PRINCIPAL POSITION             YEAR     ($)        ($)        TION        AWARDS        (#)       PAYOUTS ($)      ($)
------------------             ----   --------   --------   ---------   ----------   ----------   -----------   ---------
Jeffrey L. Schwartz..........  2001   $444,000   $200,000          0        0         150,000           0           0
  Chairman and                 2000   $405,000   $185,000          0        0         100,000           0           0
  Chief Executive Officer      1999   $362,000   $100,000          0        0               0           0           0
Andrew Stollman..............  2001   $401,000   $200,000          0        0         135,000           0           0
  Chief Operating              2000   $367,000   $165,000          0        0         100,000           0           0
  Officer and Secretary        1999   $266,000   $100,000          0        0               0           0           0
Eric Aroesty.................  2001   $294,000   $150,000          0        0               0           0           0
  President(1)                 2000   $185,000          0          0        0               0           0           0
                               1999   $189,000   $ 10,155          0        0               0           0           0
Joshua B. Gillon, Esq. ......  2001   $225,000   $ 50,000          0        0         175,000           0           0
  Executive Vice President -   2000   $133,000   $ 25,000          0        0         100,000           0           0
  Corporate Affairs and
  General Counsel(2)
Daniel Harvey................  2001   $184,000   $ 40,000          0        0          79,000           0           0
  Chief Financial Officer      2000   $177,000   $ 30,000          0        0          29,000           0           0
                               1999   $155,800   $ 20,000          0        0               0           0           0
Jay Greenwald(3).............  2001   $ 32,000   $100,000(3)  $60,000(4)     0         12,500           0           0
  Former President and         2000   $405,000          0          0        0         100,000           0           0
  Chief Operating Officer      1999   $362,000   $100,000          0        0               0           0           0

---------------
(1) Mr. Aroesty has served as an employee of the Company since 1994, but he first became an Executive Officer of the Company in December 2001 upon his appointment as President.

(2) Mr. Gillon's Salary during 2000 was $200,000 per annum, however he was first employed by the Company on April 5, 2000.

(3) Mr. Greenwald resigned as an Executive Officer and employee of the Company on December 22, 2000 and was paid a severance payment at that time of $100,000.

(4) Represents consulting fees paid to Mr. Greenwald after his resignation from the Company.

     The following table sets forth certain information regarding the granting of options to the Named Officers during the fiscal year ended November 30, 2001.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                        POTENTIAL REALIZABLE
                                                                                          VALUE AT ASSESSED
                                                                                           ANNUAL RATES OF
                                                                                             STOCK PRICE
                                                                                          APPRECIATION FOR
                                                 INDIVIDUAL GRANTS                         OPTION TERM(2)
                              -------------------------------------------------------   ---------------------
            (A)                  (B)             (C)             (D)          (E)          (F)         (G)
----------------------------  ----------   ---------------   -----------   ----------   ---------   ---------
                              NUMBER OF
                              SECURITIES     % OF TOTAL
                              UNDERLYING   OPTIONS GRANTED   EXERCISE OR
                               OPTIONS     TO EMPLOYEES IN   BASE PRICE    EXPIRATION
NAME                          GRANTED(#)   FISCAL YEAR(1)     ($/SHARE)       DATE        5%($)      10%($)
----                          ----------   ---------------   -----------   ----------   ---------   ---------
Jeffrey L. Schwartz.........    50,000           5.03%         $2.31          4/9/11    $ 72,638    $184,078
                                50,000           5.03           2.50          4/9/11      63,138     174,578
                                50,000           5.03           3.00          4/9/11      38,138     149,578
Andrew Stollman.............    45,000           4.53           2.31          4/9/11      65,374     165,670
                                45,000           4.53           2.50          4/9/11      56,824     157,120
                                45,000           4.53           3.00          4/9/11      43,324     134,620
Joshua B. Gillon............    50,000(3)        5.03           1.625       12/21/05      22,448      49,604
                                25,000(3)        2.51           3.00        12/21/05           0           0
                               100,000(4)       10.07           3.86          8/2/07     131,277     297,823
Daniel Harvey...............    25,000(3)        2.51           1.875        12/8/05      12,951      28,618
                                14,000(3)        1.41           1.625       12/21/05       6,286      13,890
                                40,000(5)        4.02           3.86          8/2/06      42,658      94,263

---------------
(1) Options to purchase a total of 992,562 shares of Common Stock were granted to the Company's employees, including the Named Officers, during the fiscal year ended November 30, 2001.

(2) Based upon the closing price of the Common Stock, as listed by the Nasdaq National Market, on the date of grant of the respective options.

(3) One-third ( 1/3) of these options became exercisable on their date of grant and on the one-year anniversary thereof, and the remaining one-third ( 1/3) become exercisable on the two-year anniversary thereof.

(4) One-third ( 1/3) of this option became exercisable on each of the one-, two- and three-year anniversaries of its date of grant.

(5) One-third ( 1/3) of this option became exercisable on its date of grant and one-third ( 1/3) becomes exercisable on each of the one- and two-year anniversaries thereof.

     The following table sets forth certain information regarding options exercised and exercisable during the fiscal year ended November 30, 2001 and the value of the options held as of November 30, 2001 by the Named Officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

         (A)                 (B)             (C)                     (D)                            (E)
---------------------  ---------------   ------------   -----------------------------   ---------------------------
                                                            NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                                                        OPTIONS AT FISCAL YEAR-END(#)    AT FISCAL YEAR-END(1)($)
                       SHARES ACQUIRED      VALUE       -----------------------------   ---------------------------
NAME                   ON EXERCISE(#)    REALIZED($)    EXERCISABLE     UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                   ---------------   ------------   -----------     -------------   -----------   -------------
Jeffrey L.
  Schwartz...........           0                0        387,245                0      $1,025,612             0
Andrew Stollman......           0                0        340,010                0         850,793             0
Eric Aroesty.........           0                0        365,789                0       1,499,735             0
Joshua B. Gillon.....           0                0        116,665          158,335         272,080       335,046
Daniel Harvey........      20,335          $38,421         48,000           39,665          84,807       105,903
Jay Greenwald........           0                0        249,715                0         461,481             0

---------------
(1) The product of (x) the difference between $5.85 (the closing price of the Company's Common Stock at November 30, 2001, as reported by Nasdaq) and the exercise price of the unexercised options, multiplied by (y) the number of unexercised options.

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

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements, effective December 1, 2001, with each of Jeffrey L. Schwartz and Andrew Stollman, which expire on November 30, 2004. Pursuant to such agreements, (i) Mr. Schwartz is employed as Chairman and Chief Executive Officer and Mr. Stollman is employed as Chief Operating Officer; (ii) Messrs. Schwartz and Stollman will be paid $500,000 and $450,000 per annum, respectively, for the fiscal year ending November 30, 2002, and in each subsequent 12 month period at a rate to be determined by the Company's Board of Directors, but that is at least ten percent (10%) more than the annual rate in the immediately preceding year; (iii) Messrs. Schwartz and Stollman will each receive bonuses upon the Company's achievement of certain pre-tax income milestones, as well as discretionary bonuses subject to approval of the Company's Board of Directors; (iv) Messrs. Schwartz and Stollman were each issued 10 year options to acquire 105,000 shares of the Company's Common Stock at an exercise price of $5.70 per share; (v) Messrs. Schwartz and Stollman each agreed not to compete or engage in a business competitive with the business of the Company during the term of the agreement and for a period of one year thereafter; (vi) if an employee's employment is terminated other than as a result of a "For Cause Event" (as defined in the agreements), he shall be entitled to receive additional compensation and other consideration, all as more fully described in the agreements; and (vii) if an employee's employment is terminated as a result of a "Change in Control" (as defined in the agreements), he shall be entitled to receive a one-time payment in an amount equal to 2.99 times his "base amount" determined in accordance with the applicable provisions of the Internal Revenue Code.

     The foregoing is only a summary of the material terms of the Company's employment agreements with the Named Officers. For a complete description, copies of such agreements are annexed hereto in their entirety as exhibits or are otherwise incorporated herein by reference.

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

     The Compensation Committee of the Company's Board of Directors from December 1, 2000 through November 3, 2001 consisted of Murray L. Skala and Lawrence Burstein. See "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of February 26, 2002, based upon information obtained from the persons named below, regarding beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of its Common Stock, (ii) each director of the Company, (iii) each of the Named Officers, and
(iv) all executive officers and directors of the Company as a group.

NAME AND ADDRESS OF                                             NUMBER OF SHARES         PERCENT
BENEFICIAL OWNER(1)                                           BENEFICIALLY OWNED(2)    OF CLASS(2)
-------------------                                           ---------------------    -----------
Jeffrey L. Schwartz.........................................        2,520,110(3)          14.54%
Jack Silver.................................................        1,737,450(4)          12.03
  660 Madison Avenue
  New York, NY 10021
Michael G. Miller...........................................        1,703,323             11.84
  5 Sky Drive
  New City, NY 10956
Andrew Stollman.............................................        1,222,242(5)           8.28
Eric Aroesty................................................          702,032(6)           4.76
Edwin A. Levy...............................................          175,100(7)           1.20
  570 Lexington Avenue
  New York, NY 10022
Joshua B. Gillon, Esq. .....................................          150,000(8)           1.03
Murray L. Skala.............................................          117,750(9)              *
  750 Lexington Avenue
  New York, NY 10022
Lawrence Burstein...........................................           93,750(10)             *
  245 Fifth Avenue
  New York, NY 10016
Daniel Harvey...............................................           48,000(11)             *
All executive officers and directors as a group (9
  persons)..................................................        6,766,434(12)         41.86%

---------------
  *  Less than 1% of the Company's outstanding shares.

 (1) Unless otherwise provided, such person's address is c/o the Company, One Blue Hill Plaza, Pearl River, New York 10965.

 (2) The number of shares of Common Stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission (the "Commission"). Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of the Company's outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after February 26, 2002. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

 (3) Includes 422,205 shares of Common Stock issuable upon exercise of options held by Mr. Schwartz.

 (4) Includes (i) 992,300 shares of Common Stock owned by a profit sharing plan of which Mr. Silver is a Trustee; (ii) 117,000 shares of Common Stock owned by Mr. Silver's children; (iii) 148,000 shares of Common Stock owned by a pension plan of which Mr. Silver is a Trustee; (iv) 423,900 shares of Common Stock held by a trust for the benefit of Mr. Silver's children, of which Mr. Silver was the donor; and (v) 56,250 shares of Common Stock issuable upon the exercise of options held by Mr. Silver.

 (5) Includes 375,010 shares of Common Stock issuable upon exercise of options held by Mr. Stollman.

 (6) Includes 365,789 shares of Common Stock issuable upon exercise of options held by Mr. Aroesty.

 (7) Represents 25,100 shares of Common Stock held by a fund of which Mr. Levy is the General Partner and 150,000 issuable upon exercise of options held by Mr. Levy.

 (8) Represents shares of Common Stock issuable upon the exercise of options held by Mr. Gillon.

 (9) Includes 113,750 shares of Common Stock issuable upon exercise of options held by Mr. Skala.

(10) Represents shares of Common Stock issuable upon exercise of options held by Mr. Burstein.

(11) Represents shares of Common Stock issuable upon the exercise of options held by Mr. Harvey.

(12) Includes 1,774,754 shares of Common Stock issuable upon the exercise of options held by the executive officers and directors of the Company. See footnotes (3) through (11), above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 14, 2001, each of Jeffrey L. Schwartz and Andrew Stollman, executive officers of the Company, entered into a Purchase Agreement with a group of investment funds unaffiliated with the Company, pursuant to which Messrs. Schwartz and Stollman each sold 200,000 shares of Common Stock (400,000 shares in the aggregate), at a price of $5.75 per share (for proceeds to each of them of $1,150,000). Such individuals also agreed, that for a period of six (6) months after such sale, they would not (with certain limited exceptions, as enumerated in the Purchase Agreements), without the consent of the investment funds, sell, assign, pledge, transfer or otherwise dispose of any securities of the Company. In such Purchase Agreements, the Company provided several covenants, including (i) the obligation to register such 400,000 shares with the Commission on Form S-3; (ii) use all reasonable best efforts to cause such registration statement to be declared effective within 120 days after filing; and (iii) cause such registration statement to remain continuously effective until December 13, 2003. Such registration statement was declared effective by the Commission on January 31, 2002. The Company agreed to indemnify the investment funds (limited to the amount of the proceeds received by Messrs. Schwartz and Stollman) for its breach of any of the covenants it made in the Purchase Agreements.

     Murray L. Skala, a director of the Company, is a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala, Bass & Rhine LLP, the Company's attorneys ("Feder Kaszovitz"). The Company incurred charges of approximately $745,000 during the fiscal year ended November 30, 2001. Feder Kaszovitz continues to provide services to the Company during its current fiscal year. Its fees are based primarily on hourly rates. The Company believes that its relationship with such firm is on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

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

     (b) REPORTS ON FORM 8-K.

     The Company filed no Current Reports on Form 8-K during the fourth quarter of the fiscal year ended November 30, 2001.

     (c) EXHIBITS.

 EXHIBIT
 NUMBER
---------
 3.1.1      Articles of Incorporation of the Company, as amended.(1)
 3.1.2      Amendment to the Articles of Incorporation of the
            Company.(2)
 3.2        Bylaws of the Company.(3)
10.1        Third Amended and Restated 1996 Stock Option Plan.(4)
10.2        Lease of the Company's offices at One Blue Hill Plaza, Pearl
            River, New York.(5)
10.3.1*     December 1, 2001 Employment Agreement by and between the
            Company and Jeffrey L. Schwartz
10.3.2*     December 1, 2001 Employment Agreement by and between the
            Company and Andrew Stollman
21*         Subsidiaries of the Company

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

(5) Filed as an Exhibit to the Company's Current Report on Form 8-K dated December 26, 2000 and incorporated herein by reference.

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

Dated: March 1, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----

       /s/ JEFFREY L. SCHWARTZ         Chairman and Chief Executive Officer    March 1, 2002
-------------------------------------    (Principal Executive Officer)
         Jeffrey L. Schwartz

          /s/ DANIEL HARVEY            Chief Financial Officer (Principal      March 1, 2002
-------------------------------------    Financial and Accounting Officer)
            Daniel Harvey

         /s/ ANDREW STOLLMAN           Chief Operating Officer, Secretary      March 1, 2002
-------------------------------------    and Director
           Andrew Stollman

          /s/ ERIC AROESTY             President and Director                  March 1, 2002
-------------------------------------
            Eric Aroesty

         /s/ MURRAY L. SKALA           Director                                March 1, 2002
-------------------------------------
           Murray L. Skala

          /s/ EDWIN A. LEVY            Director                                March 1, 2002
-------------------------------------
            Edwin A. Levy

        /s/ LAWRENCE BURSTEIN          Director                                March 1, 2002
-------------------------------------
          Lawrence Burstein

           /s/ JACK SILVER             Director                                March 1, 2002
-------------------------------------
             Jack Silver

                         TRAFFIX, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
        AS OF NOVEMBER 30, 2001 AND 2000 AND FOR EACH OF THE THREE YEARS
                     IN THE PERIOD ENDED NOVEMBER 30, 2001

                         TRAFFIX, INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                 PAGE
                                                                 ----
Report of Independent Accountants...........................     F-1
Consolidated Balance Sheets as of November 30, 2001 and
  2000......................................................     F-2
Consolidated Statements of Operations for the years ended
  November 30, 2001, 2000 and 1999..........................     F-3
Consolidated Statements of Shareholders' Equity for the
  years ended November 30, 2001, 2000 and 1999..............     F-4
Consolidated Statements of Cash Flows for the years ended
  November 30, 2001, 2000 and 1999..........................     F-5
Notes to Consolidated Financial Statements..................  F-6 - F-25
Schedule II -- Valuation and Qualifying Accounts and
  Reserves..................................................     S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Traffix, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Traffix, Inc. and its Subsidiaries (the "Company") at November 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
January 25, 2002

                         TRAFFIX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF NOVEMBER 30, 2001 AND 2000

                                                                 2001           2000
                                                              -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $14,458,055    $ 4,551,344
  Marketable securities.....................................   23,677,999     38,676,890
  Accounts receivable, trade, net of allowance for doubtful
     accounts and adjustments of $383,676 in 2001 and
     $795,024 in 2000.......................................    7,326,032      3,743,144
  Deferred income taxes.....................................    3,242,815      2,095,026
  Due from related parties..................................      106,654        467,877
  Prepaid expenses and other current assets.................    1,415,836      1,514,775
                                                              -----------    -----------
          Total current assets..............................   50,227,391     51,049,056
Property and equipment, at cost, net of accumulated
  depreciation..............................................      951,702        512,958
Goodwill and other intangibles, net.........................    1,362,407             --
Long-term investments, at cost..............................       54,000        565,051
Deferred income taxes.......................................      147,084         71,778
                                                              -----------    -----------
          Total assets......................................  $52,742,584    $52,198,843
                                                              ===========    ===========
LIABILITIES
Current liabilities:
  Accounts payable..........................................  $ 3,928,418    $ 2,091,331
  Accrued expenses..........................................    4,097,443      2,613,046
  Reserve for customer chargebacks..........................        1,478      1,225,040
  Due to related parties....................................      469,935      1,446,619
  Income taxes payable......................................    1,672,953      3,434,995
  Deferred income taxes.....................................           --         59,252
                                                              -----------    -----------
          Total current liabilities.........................   10,170,227     10,870,283
                                                              -----------    -----------
Commitments and contingencies (Note 10)
Minority interest...........................................      159,651             --
                                                              -----------    -----------
SHAREHOLDERS' EQUITY
Preferred stock -- $.001 par value; 1,000,000 shares
  authorized; none issued and outstanding...................           --             --
Common stock -- $.001 par value; authorized 50,000,000
  shares; issued and outstanding 14,290,491 shares and
  15,681,116 shares, respectively...........................       14,289         15,680
Additional paid-in capital..................................   41,395,784     39,208,992
Retained earnings...........................................    3,206,770      8,691,438
Accumulated other comprehensive income (loss)...............       72,577     (4,385,650)
Common stock held in treasury, at cost, 961,403 shares and
  942,853 shares, respectively..............................   (2,276,714)    (2,201,900)
                                                              -----------    -----------
          Total shareholders' equity........................   42,412,706     41,328,560
                                                              -----------    -----------
          Total liabilities and shareholders' equity........  $52,742,584    $52,198,843
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements

                         TRAFFIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999

                                                         2001           2000           1999
                                                      -----------    -----------    -----------
Net revenue.........................................  $32,209,410    $26,611,863    $42,839,840
Cost of sales.......................................    9,152,462      9,057,027     26,952,097
                                                      -----------    -----------    -----------
     Gross profit...................................   23,056,948     17,554,836     15,887,743
Selling expenses....................................    4,437,273      1,471,695      1,477,248
General and administrative expenses.................   11,262,556     10,090,945      9,403,908
Bad debt expense....................................    1,083,826        517,903             --
                                                      -----------    -----------    -----------
     Income from operations.........................    6,273,293      5,474,293      5,006,587
Other income (expense):
  Interest expense..................................       (5,900)      (286,655)       (70,701)
  Interest income and dividends.....................    1,780,546      2,646,622      1,390,829
  Realized gains (losses) on marketable
     securities.....................................      387,948        863,384       (494,351)
  Permanent impairment charges......................   (4,690,258)    (2,139,315)            --
  Loss on disposal of fixed assets..................           --             --       (157,553)
  Gain on nonmonetary cost basis exchange...........           --        565,572             --
  Other nonoperating income.........................       16,699      1,354,723        707,569
  Minority interest in (income) loss of
     subsidiaries...................................      (69,629)       140,000             --
                                                      -----------    -----------    -----------
     Income before provision for income taxes.......    3,692,699      8,618,624      6,382,380
Provision for income taxes..........................    3,275,200      3,471,754      2,458,520
                                                      -----------    -----------    -----------
     Net income.....................................  $   417,499    $ 5,146,870    $ 3,923,860
                                                      ===========    ===========    ===========
Basic income per share:
  Net income........................................  $      0.03    $      0.35    $      0.26
                                                      -----------    -----------    -----------
  Weighted average shares outstanding...............   14,794,159     14,792,734     15,119,610
                                                      ===========    ===========    ===========
Diluted income per share:
  Net income........................................  $      0.03    $      0.33    $      0.26
                                                      -----------    -----------    -----------
  Weighted average shares outstanding...............   15,396,619     15,494,663     15,241,662
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements

                         TRAFFIX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999

                                                    COMMON STOCK       ADDITIONAL     RETAINED        TREASURY STOCK
                                                --------------------     PAID-IN      EARNINGS     ---------------------
                                                  SHARES     AMOUNTS     CAPITAL      (DEFICIT)    SHARES      AMOUNT
                                                ----------   -------   -----------   -----------   -------   -----------
BALANCE, NOVEMBER 30, 1998....................  16,679,746   $16,679   $38,955,275   $  (379,292)  773,066   $(1,900,030)
Unrealized gains on available-for-sale
  securities..................................
Stock option exercises........................      89,844       90        157,137
Tax benefit from exercise of stock options....                             123,767
Purchase of common stock, held in treasury, at
  cost........................................                                                     169,787      (301,870)
Purchase and retirement of common stock.......  (1,300,000)  (1,300)    (1,753,700)
Net income for the year.......................                                         3,923,860
                                                ----------   -------   -----------   -----------   -------   -----------
BALANCE, NOVEMBER 30, 1999....................  15,469,590   15,469     37,482,479     3,544,568   942,853    (2,201,900)
Unrealized (losses) on available-for-sale
  securities..................................
Stock option exercises........................     211,526      211        408,479
Tax benefit from exercise of stock options....                             448,880
Common stock issued in connection with
  long-term investment........................     229,862      230      1,615,976
Purchase and retirement of common stock.......    (229,862)    (230)      (746,822)
Net income for the year.......................                                         5,146,870
                                                ----------   -------   -----------   -----------   -------   -----------
BALANCE, NOVEMBER 30, 2000....................  15,681,116   15,680     39,208,992     8,691,438   942,853    (2,201,900)
Realized losses on available-for-sale
  securities..................................
Stock option exercises........................     273,132      273        480,633
Tax benefit from exercise of stock options....                             240,265
Compensation expense related to options.......                             116,218
Common stock issued in connection with
  acquisition of minority interest............     336,243      336      1,445,509
Purchase of common stock, held in treasury, at
  cost........................................                                                      18,550       (74,814)
Purchase and retirement of common stock.......  (2,000,000)  (2,000)       (95,833)   (5,902,167)
Net income for the year.......................                                           417,499
                                                ----------   -------   -----------   -----------   -------   -----------
BALANCE, NOVEMBER 30, 2001....................  14,290,491   $14,289   $41,395,784   $ 3,206,770   961,403   $(2,276,714)
                                                ==========   =======   ===========   ===========   =======   ===========

                                                 ACCUMULATED
                                                    OTHER
                                                COMPREHENSIVE       TOTAL
                                                   (LOSS)       SHAREHOLDERS'
                                                   INCOME          EQUITY
                                                -------------   -------------
BALANCE, NOVEMBER 30, 1998....................   $   (10,488)    $36,682,144
Unrealized gains on available-for-sale
  securities..................................     1,056,150       1,056,150
Stock option exercises........................                       157,227
Tax benefit from exercise of stock options....                       123,767
Purchase of common stock, held in treasury, at
  cost........................................                      (301,870)
Purchase and retirement of common stock.......                    (1,755,000)
Net income for the year.......................                     3,923,860
                                                 -----------     -----------
BALANCE, NOVEMBER 30, 1999....................     1,045,662      39,886,278
Unrealized (losses) on available-for-sale
  securities..................................    (5,431,312)     (5,431,312)
Stock option exercises........................                       408,690
Tax benefit from exercise of stock options....                       448,880
Common stock issued in connection with
  long-term investment........................                     1,616,206
Purchase and retirement of common stock.......                      (747,052)
Net income for the year.......................                     5,146,870
                                                 -----------     -----------
BALANCE, NOVEMBER 30, 2000....................    (4,385,650)     41,328,560
Realized losses on available-for-sale
  securities..................................     4,458,227       4,458,227
Stock option exercises........................                       480,906
Tax benefit from exercise of stock options....                       240,265
Compensation expense related to options.......                       116,218
Common stock issued in connection with
  acquisition of minority interest............                     1,445,845
Purchase of common stock, held in treasury, at
  cost........................................                       (74,814)
Purchase and retirement of common stock.......                    (6,000,000)
Net income for the year.......................                       417,499
                                                 -----------     -----------
BALANCE, NOVEMBER 30, 2001....................   $    72,577     $42,412,706
                                                 ===========     ===========

          See accompanying notes to consolidated financial statements

                         TRAFFIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999

                                                               2001            2000            1999
                                                           -------------   -------------   -------------
Cash flows from operating activities:
  Net income.............................................  $     417,499   $   5,146,870   $   3,923,860
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization.......................        389,404         263,669         249,073
     Reserve for customer chargebacks....................     (1,223,562)     (3,393,068)    (10,876,030)
     Provision for uncollectible accounts................      1,083,826         517,903              --
     Deferred income taxes...............................     (1,282,347)        653,809       9,037,569
     Compensation expense related to options.............        116,218              --              --
     Net (gains) losses on sale of marketable
       securities........................................       (390,560)       (863,384)        494,351
     Discounts and premiums on marketable securities.....       (362,359)       (330,843)             --
     Loss on disposal of fixed assets....................             --              --         255,783
     Gain on nonmonetary cost basis exchange.............             --        (565,572)             --
     Permanent impairment charges........................      4,750,258       2,139,315              --
     Equity in net losses of joint ventures..............             --          11,952              --
     Minority interest...................................        134,649        (140,000)             --
     Changes in assets and liabilities of business:
       Accounts receivable...............................     (4,666,714)      1,450,920      25,518,612
       Due from related parties..........................        361,223         121,283         203,977
       Prepaid expenses and other current assets.........         98,939        (826,461)      1,462,956
       Accounts payable..................................      1,837,087         297,700      (2,660,032)
       Income taxes payable..............................     (1,521,776)       (281,229)      3,743,674
       Accrued expenses..................................      1,484,397      (2,935,830)     (1,404,453)
       Due to related parties............................       (976,684)      1,078,443         227,420
                                                           -------------   -------------   -------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES......        249,498       2,345,477      30,176,760
                                                           -------------   -------------   -------------
Cash flows from investing activities:
  Purchases of securities................................   (225,810,152)   (333,623,263)   (149,802,510)
  Proceeds from sales of securities......................    241,829,982     329,205,886     129,560,235
  Capital expenditures...................................       (719,709)       (225,410)       (436,296)
  Purchases of long-term investments, net................        (49,000)       (892,551)     (2,097,500)
  Proceeds from the disposal of fixed assets.............             --              --         258,808
                                                           -------------   -------------   -------------
          NET CASH PROVIDED BY (USED IN) INVESTING
            ACTIVITIES...................................     15,251,121      (5,535,338)    (22,517,263)
                                                           -------------   -------------   -------------
Cash flows from financing activities:
  Proceeds from stock options exercised..................        480,906         408,690         213,310
  Capital contribution from minority interest............             --         140,000              --
  Purchase of common stock...............................     (6,074,814)       (747,052)     (2,056,870)
                                                           -------------   -------------   -------------
          NET CASH USED IN FINANCING ACTIVITIES..........     (5,593,908)       (198,362)     (1,843,560)
                                                           -------------   -------------   -------------
Net increase (decrease) in cash and cash equivalents.....      9,906,711      (3,388,223)      5,815,937
Cash and cash equivalents, beginning of year.............      4,551,344       7,939,567       2,123,630
                                                           -------------   -------------   -------------
CASH AND CASH EQUIVALENTS, END OF YEAR...................  $  14,458,055   $   4,551,344   $   7,939,567
                                                           =============   =============   =============
Supplemental disclosures:
  Cash paid during the year for:
     Interest............................................  $          --   $          --   $      70,701
     Income tax (refunds)................................      6,079,114       3,065,105     (11,675,498)

Noncash investing activities:

  During the fiscal year ended November 30, 2001, the Company issued 336,243 shares of its common stock, valued at $1,445,845, for the purchase of a minority interest (See note 5).

  During the fiscal year ended November 30, 2000, the Company issued 229,862 shares of its common stock, valued at $1,616,206, in the purchase of a long-term investment (See note 5).

          See accompanying notes to consolidated financial statements

                         TRAFFIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     Traffix, Inc. and its consolidated subsidiaries (collectively, "Traffix" or the "Company", formerly known as Quintel Communications, Inc.) provide consumer targeted direct marketing and customer acquisition services for businesses. The Company utilizes its proprietary and affiliate on-line databases to generate its revenue from direct marketing activities delivered by the Internet. The Company's on-line databases grow through on-line marketing and data acquisition programs. The Company's direct marketing activities have historically been divided into three principle operating segments: a) E-commerce, b) Off-line Customer Acquisition Services, and c) LEC Billed Products and services, with (b) and (c) principally inactive during the fiscal year ended November 30, 2001. In the prior fiscal year the Company changed its name to Traffix, Inc. This name change was made to better reflect the Company's business of generating and directing on-line consumer traffic for businesses. The Company's main focus and business strategy is to create compelling content as marketing vehicles that generate revenue for its corporate advertisers and marketing affiliates who seek access to the Company's databases. Prior to December 1, 1999, the Company had relied exclusively on conventional ("off-line") marketing channels, specifically television broadcast media, telemarketing, direct-mail, and print advertising to facilitate its consumer targeted direct marketing activities.

  Principles of Consolidation and Presentation

     The consolidated financial statements of the Company include the accounts of its wholly-owned and majority-owned subsidiaries. Any losses allocated to minority interests are limited to contributed minority interest capital. The Company's other investments (classified in the "Long-term investments, at cost" financial caption, See Note 5) that are accounted for under the equity method, are immaterial, with the majority of its investments valued under the cost method of accounting. Such cost method investments represent ownership interests of less than 20%, with the absence of control and significant influence over such investments. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain amounts for prior periods have been reclassified to conform to current year presentations.

  Revenue recognition

     The Company currently earns the most significant portion of revenue from its E-commerce segment pursuant to marketing agreements with marketing partners and corporate customers (collectively, "Corporate Customers"). The provisions of each agreement determine the type and timing of revenue to be recorded. The Company generates its E-commerce revenue from the following six basic categories: (1) delivery of consumer traffic to the websites and inbound telemarketing call centers of our Corporate Customers (e.g., click-thrus from the game banners on the Company's GroupLotto.com website), (2) delivery of consumer data to our Corporate Customers with respect to the consumers who have registered for our Corporate Customers' products or services (e.g., a consumer who registered via the GroupLotto.com registration page to receive on-line promotions from our Corporate Customers), (3) delivery of pre-qualified consumer data to our Corporate Customers as a result of consumers' responses to targeted questions and surveys (e.g., receiving free gifts for your children), (4) delivery of a sale or completed application for our Corporate Customers products or services (e.g., a consumer who responds to a Traffix e-mail promotion on behalf of a Corporate Customer by completing an on-line application for a credit card or a term life insurance product), (5) generating revenue from any of the foregoing categories by placing our Corporate Customers' offers on the media of third parties with whom we have a marketing relationship on a revenue share basis, and (6) rentals and sales of copies of specific segments of its databases to Corporate Customers for their proprietary marketing and database enhancements.

     The Company invoices its customers in accordance with the terms of the underlying agreement. Revenue is recognized at the time the marketing activity is delivered, or service is provided (normally, either daily or

                         TRAFFIX, INC. AND SUBSIDIARIES
weekly), net of estimated contractually specified data qualification allowances, when applicable. Such data qualification allowances may include duplications, invalid addresses, age restrictions and other allowances. Historically, the variance between actual allowances and previously estimated allowances has been immaterial. In accordance with newly developing revenue recognition pronouncements, specifically Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") issued in December 1999, and in accordance with the Company's historical accounting policies and reporting practices, the Company records all related obligations associated with the related net revenue at its point of recognition. The Company adopted SAB 101 during the first three months of the current fiscal year ended November 30, 2001; such adoption did not materially impact financial position or results of operations.

     Revenues from the Company's off-line customer acquisition services, historically consisted of residential long distance customer acquisition programs, and were recorded upon the achievement of certain events particular to the corresponding program's fulfillment liability. Subsequent to the delivery of the initial sales record to the respective long distance carrier, the Company may have been required to provide to the customer certain products and services (fulfillment liability), such as prepaid cellular telephones and/or other suitable premiums. These costs were estimated and accrued, based upon historical rates and costs, as a component of marketing expense and included in the cost of sales, at the time the associated revenues were recognized.

     Revenue from the Company's LEC Billed Product and Service segment, (the Company has not marketed such services since November 1998), consisted of various enhanced telephone services, principally voice mail services, and were recognized net of an estimated provision for refunds and credits subsequently granted to customers ("customer chargebacks"). Since the provision for customer chargebacks was established prior to the periods in which chargebacks are actually expended, the Company's revenues are adjusted in later periods when the Company's incurred chargebacks vary from the amounts previously estimated.

The Company's majority owned subsidiary, Montvale Management LLC ("Montvale"), employs both on-line and off-line marketing channels to solicit from consumers and on behalf of financial institutions mortgage banking sources. Montvale recognizes its commission upon closing of the loan and final consumer acceptance.

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

     Consistent with the above, the Company has historically invested a portion of its excess cash in debt instruments and has maintained guidelines relative to diversification yielding safety and liquidity. The bulk of these funds (approximately $23 million) are professionally managed by a major investment bank pursuant to guidelines established by the Company's Board of Directors.

     During the years ended November 30, 2000 and 1999, the Company had invested approximately $1.9 and $3.9 million, respectively, at cost, in equity-based marketable securities, with a significant concentration in the Internet industry. Such investments were made pursuant to the potentially significant synergistic benefits to the Company's operations resulting from associated marketing agreements executed at the time of the Internet industry based, equity security purchases. During the year ended November 30, 2001, the Company recognized losses (through a permanent impairment charge) of $4,190,207 on the cost basis investments noted above. The impairment charge and subsequent disposition of these securities eliminated their related credit risk as of November 30, 2001. At November 30, 2000, the related cost basis of these securities amounted to approximately $5.6 million (See Note 3).

                         TRAFFIX, INC. AND SUBSIDIARIES

     Collections from the Company's legacy telecommunication product and service revenues, billed through the LEC Billed Product and Service segment, were received through three unrelated, unaffiliated service bureaus. In the current fiscal year only, one service bureau continued the provision of billing and collection services. In conjunction with servicing the accounts receivable, the service bureaus remit amounts based on eligible accounts receivable, and withhold certain cash receipts as a reserve. As a result, the Company's exposure to the concentration of credit risk is primarily related to funds held on behalf of the Company by its active service bureaus. On December 11, 2001, the remaining significant service bureau that the Company conducted business with filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In response to this service bureau's bankruptcy filing, the Company, effective November 30, 2001, charged off its net receivable from such service bureau, resulting in an approximate $826,000 charge to earnings that is included in the Company's bad debt expense. The Company's change of business and the aforementioned write-off has effectively reduced the Company's service bureau credit risk to zero.

     Cash and cash equivalent balances are principally held at four financial institutions and may, at times, exceed insurable amounts. The Company believes it mitigates its risks by investing in or through major financial institutions. Recoverability is dependent upon the performance of the institutions.

  Transactions With Major Customers

     During the fiscal year ended November 30, 2001, the Company derived approximately $17.7 million, or 55% of its revenues from six major customers, five within its E-commerce segment and one within its off-line customer acquisition services segment; three of such customers each exceeded 10% of net revenues, with the remaining three each averaging 6.5% of net revenues. The current year's six major customers comprised approximately $5.1 million, or 69.1% of the Company's accounts receivable at November 30, 2001. In the prior years ended November 30, 2000 and 1999, the Company had derived approximately 53.0% of its revenue from two customers, and 72.0% of its revenue from one customer, respectively. As of November 30, 2001, the Company has either terminated, or has been terminated, from providing services to the customers included in the fiscal 2000 and 1999 major customer percentages.

  Cash and cash equivalents

     All short-term investments with an original maturity of three months or less are considered to be cash equivalents.

  Marketable securities

     The Company's marketable securities have historically consisted of corporate commercial paper, auction rate securities, equity securities and real estate investment trusts ("REITs"), all of which are held for varying and indefinite periods of time, pursuant to maturity dates, market conditions and other factors. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all marketable securities are considered to be available-for-sale and are classified as current assets. Accordingly, such securities are stated at fair value, with unrealized gains and losses, net of estimated tax effects, included in other comprehensive income
(loss) as a separate component of shareholders' equity, until realized. During the current fiscal year ended November 30, 2001, the Company recognized losses (through a permanent impairment charge) of $4,190,207 on the above referenced available-for-sale securities. At November 30, 2000, the Company had approximately $4.4 million in accumulated unrealized losses and, due to the absence of other appreciated capital gain property, a full valuation allowance was taken against the estimated deferred tax asset. This deferred tax asset valuation allowance, taken at November 30, 2000, amounted to approximately $1.8 million. The Company continues to record a full valuation allowance against the capital losses recognized above. Actual sales of securities resulting in realized gains and losses on marketable securities are

                         TRAFFIX, INC. AND SUBSIDIARIES
included in the statement of operations, as a component of "Other income (expense)" and are derived using the specific identification method for determining the cost of securities.

  Property and equipment

     Property and equipment are stated at cost and are depreciated using the straight-line method over a three to seven year useful life depending on the nature of the asset. Leasehold improvements are amortized over the life of the improvement or the term of the lease, whichever is shorter. Expenditures for maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.

     Upon retirement or disposal, the asset cost and related accumulated depreciation and amortization are eliminated from the respective accounts and the resulting gain or loss, if any, is included in the results of operations for the period.

  Goodwill and other intangibles

     Goodwill and other intangibles represent the excess of purchase price over the fair value of minority interest in GroupLotto, Inc., a wholly owned subsidiary. The aggregate amount of such cost was $1,445,845 which will be amortized on a straight line basis over five years. Amortization expense was approximately $108,000 in 2001. The Company is reviewing its preliminary allocation of the purchase price. Allocation of amounts to other identifiable intangible assets may be necessary in subsequent periods.

  Long-lived assets

     If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company estimates: (a) the future cash flows expected to result from the use of such asset over its remaining useful life and (b) the potential cash flows realizable from its possible disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is measured as a difference between carrying amount and the future discounted cash flows (See Notes 4, 5 and 14).

  Income taxes

     The Company recognizes deferred tax assets and liabilities based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided against assets which are not likely to be realized (see Note 7).

  Advertising and marketing expenses

     The Company's advertising and marketing costs, incurred in the advertising and marketing of the products, services and promotional offers of its marketing clients, are comprised of (1) costs associated with the transmission of e-mail advertisements, (2) costs associated with on-line customer acquisition data, and
(3) e-mail program promotional and creative development costs. Such costs are charged to operations (1) at the time of the e-mail transmission, (2) upon receipt of the qualified customer acquisition data, and (3) at the time the promotional and creative services are provided, respectively, and are included as a component of cost of sales.

                         TRAFFIX, INC. AND SUBSIDIARIES

     During the year ended November 30, 2000, the Company began to concentrate its efforts in the Internet direct marketing sector and as such moved away from its historical methods of advertising and marketing. Total advertising and marketing expenses by segment for fiscal 2001, 2000 and 1999 were as follows:

                                                   CONSOLIDATED ADVERTISING AND MARKETING COSTS
                                                             YEAR ENDED NOVEMBER 30,
                                                  ----------------------------------------------
                                                      2001            2000             1999
                                                  -------------   -------------   --------------
E-commerce......................................   $7,519,511      $4,471,323      $     2,084
Customer Acquisition services...................    1,194,026       3,161,734       19,534,539
LEC Billed products and services................           --         (15,357)         402,492
Corporate and other.............................           --              --           32,050
                                                   ----------      ----------      -----------
          Consolidated totals...................   $8,713,537      $7,617,700      $19,971,165
                                                   ==========      ==========      ===========

     In fiscal years ended prior to December 1, 2000, the Company's advertising and marketing costs had consisted of television broadcast media and related production costs, outbound and inbound telemarketing, direct-mailing costs and print media.

  Comprehensive Income (Loss)

     The Company presents unrealized gains and losses on its marketable securities as a component of "Comprehensive income (loss)" and are presented below:

                                                         YEAR ENDED NOVEMBER 30,
                                                  -------------------------------------
                                                     2001         2000          1999
                                                  ----------   -----------   ----------
Net income......................................  $  417,499   $ 5,146,870   $3,923,860
Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) from available-for-sale
     securities, net of income taxes of, $-0-
     for 2001, $-0- for 2000 and $704,100 for
     1999,......................................     614,561    (5,431,312)   1,056,150
  Less: reclassification adjustment for losses
     realized in net income.....................   4,188,957            --           --
  Add: reclassification adjustment for (gains)
     realized in net income.....................    (345,291)           --           --
                                                  ----------   -----------   ----------
          Comprehensive income (loss)...........  $4,875,726   $  (284,442)  $4,980,010
                                                  ==========   ===========   ==========

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

  Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of

                         TRAFFIX, INC. AND SUBSIDIARIES
the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to the reserve for customer chargebacks, reserves for uncollectible receivables, data qualification allowances, recoverability of long-lived assets, the realizability of deferred tax assets, fulfillment accruals for customer acquisition costs and valuations relative to long-term investments in privately held companies whose market values are not readily determinable.

  Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. We do not expect that the adoption of SFAS 141 will have a material effect on our consolidated financial position or results of operations. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, once SFAS 142 is adopted, which will be in our fiscal year ending November 30, 2003; however, these assets must be reviewed at least annually for impairment subsequent to adoption. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. The provisions of SFAS 142 will be effective for our fiscal year ending November 30, 2003; earlier adoption is not available pursuant to the terms of SFAS 142. However, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization provisions of SFAS 142. While we are currently in the process of evaluating the potential impact that the adoption of SFAS 142 will have on our consolidated financial position and results of operations, our preliminary assessment is that the adoption of SFAS 142 will have an immaterial impact on the Company.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The provisions of SFAS 144 will be effective for our fiscal year ending November 30, 2003 and will be applied prospectively. We are currently in the process of evaluating the potential impact that the adoption of SFAS 144 will have on our consolidated financial position and results of operations. Based on the relative components of our balance sheet at November 30, 2001 we believe that the adoption of SFAS 144 will have an immaterial impact on the Company's consolidated financial position and results of operations, if any effect at all.

  Reclassifications

     Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

2. RELATED PARTY TRANSACTIONS

     The Company incurred approximately $745,000, $630,000 and $367,000, respectively, during fiscal 2001, 2000 and 1999, in legal fees to a firm having a member who is also a director of the Company. In addition, The Company incurred approximately $10,000 during fiscal 1999, in accounting fees to a firm having a member who was also a director of the Company up until the time of his resignation in November 1999.

                         TRAFFIX, INC. AND SUBSIDIARIES

     The Company incurred approximately $125,000 in compensation expense during the fiscal year ended November 30, 1999, related to an employment agreement that was executed in connection with an acquisition consummated in fiscal 1996. Simultaneous with this acquisition, such individual, who was a principal shareholder at that time, was elected as a director of the Company and served in such capacity until his resignation in January 1999. This employment agreement was terminated effective June 1, 1999, commensurate with the Company's termination of its 900 entertainment services business (See Note 9). For the year ended November 30, 1999, the Company paid aggregate fees for services related to this business of approximately $1,019,000. This agreement was terminated in June of 1999 (See Note 9).

     The Company received commissions of approximately $365,000 during fiscal 1999, from ARS for purchasing television media time on their behalf. Effective June 1, 1999, pursuant to the Company's termination of its 900 entertainment services business, ARS assumed the responsibility for all media buying personnel, therefore such revenue ceased at that time and any corresponding receivable was collected (See Note 8).

     The Company had a consulting agreement with a director/shareholder, which expired on November 30, 1998. Under the terms of such agreement, the director/shareholder provided services in connection with identification and engagement of celebrities to endorse the Company's services, engagement of independent producers to produce commercials and infomercials and the development of new entertainment services. The Company incurred approximately $8,000 and $113,000 in expense relating to this agreement in 2000 and 1999. Although the consulting agreement had expired in 1998, the director/shareholder continued to provide consulting services to the Company until the time of his resignation from all company positions in January of 2000.

3. MARKETABLE SECURITIES

     The carrying amount of the Company's marketable securities is shown in the table below:

                                                       NOVEMBER 30,
                                ----------------------------------------------------------
                                           2001                           2000
                                ---------------------------    ---------------------------
                                   COST        MARKET VALUE       COST        MARKET VALUE
                                -----------    ------------    -----------    ------------
Available-for-sale securities:
  REITs.......................  $   759,730    $   812,999     $   940,830    $   923,163
  Corporate commercial                                          37,449,932
     paper....................   22,845,692     22,865,000                     37,331,694
  Equity securities...........           --             --       4,671,778        422,033
                                -----------    -----------     -----------    -----------
          Total...............  $23,605,422    $23,677,999     $43,062,540    $38,676,890
                                ===========    ===========     ===========    ===========

     Marketable securities shown in the above table are carried at historical cost, net of unamortized discounts of $54,308 and $115,068 as at November 30, 2001 and 2000, respectively, and stated at fair value; the cost basis of marketable securities with scheduled maturities within one year were $22,845,692 and $37,449,932 for fiscal 2001 and fiscal 2000, respectively.

     Proceeds, realized gains and realized losses from sales of securities classified as available-for-sale for fiscal year 2001, 2000 and 1999 consisted of the following:

                                               2001            2000            1999
                                           ------------    ------------    ------------
Proceeds from sales of securities........  $241,829,982    $329,205,886    $129,560,235
Gross realized gains.....................       412,115         943,143          64,718
Gross realized losses....................       (24,168)        (79,759)       (559,069)

                         TRAFFIX, INC. AND SUBSIDIARIES

4. PROPERTY AND EQUIPMENT

     Property and equipment for the years ended November 30, 2001 and 2000 consists of the following:

                                                                 2001          2000
                                                              ----------    ----------
Furniture and fixtures......................................  $  173,929    $  173,929
Computers and equipment.....................................   1,760,543     1,051,834
Leasehold improvements......................................      44,113        33,113
                                                              ----------    ----------
                                                               1,978,585     1,258,876
  Less, accumulated depreciation............................   1,026,883       745,918
                                                              ----------    ----------
                                                              $  951,702    $  512,958
                                                              ==========    ==========

     Depreciation expense for the years ended November 30, 2001, 2000 and 1999 was approximately $281,000, $264,000 and $249,000, respectively.

     During the year ended November 30, 2000, the Company evaluated certain capitalized costs associated with internally developed software incurred in fiscal 1999, which was included with computers and equipment at November 30, 1999. The results of the evaluation revealed that the unamortized software costs were fully impaired based on their failure to generate revenue, and their failure to provide cash flow to the Company. During the year ended November 2000, the Company recorded an impairment charge of $265,316 relating to such internally developed software, and is included as a component of other income (expense) "Permanent impairment charges".

5. MARKETABLE SECURITIES, LONG-TERM INVESTMENTS, AT COST, AND CURRENT YEAR ACQUISITION

     The Company's Long-term investments, at cost, include investment interests of less than 20% in private companies without a readily determinable market value. If circumstances exist that indicate the carrying value of such investments is less than their recoverable value, the Company assesses the need to record an impairment loss. Key criteria that the Company considers in its evaluation of potential impairment events include, but are not limited to: the underlying investment's failure to meet its operating projections; failure of the investment to raise additional capital or acquire debt financing; failure to obtain and/or maintain key employees or acquire, or maintain, a specific market share; and the failure of the investments to achieve initial short-term goals as defined in their business plans.

CURRENT YEAR COMPLETED ACQUISITION

     In Fiscal 2001, we acquired the minority interest in GroupLotto, Inc., a majority owned subsidiary prior to such acquisition, for consideration of $1,445,845. The consideration consisted of 336,243 shares of Traffix, Inc. common stock issued on July 20, 2001, at a market value of $4.30 per share. The transaction was accounted for under the purchase method, and, accordingly, the results of operations of the acquired minority interest are included in our consolidated results of operations from the date of acquisition.

     During the fiscal year ended November 30, 2000, the Company had invested approximately $500,000 in a private company, and carried the investment under the cost method. After review of such investment, and the investment's continued failure to achieve significant goals set forth in its business and financing plans, such investment fell within the Company's impairment evaluation criteria. According to the above analysis, the Company's impairment loss for the current fiscal year's first quarter ended February 28, 2001 amounted to $500,051, and is included as a component of other income (expense) "Permanent impairment charges" for the year ended November 30, 2001. During the current fiscal year's second quarter ended May 31, 2001, this entity effectively wound down operations and ceased doing business.

                         TRAFFIX, INC. AND SUBSIDIARIES

     During the fiscal year ended November 30, 1999, the Company had invested $2,046,500 of cash into five private companies, carried under the cost method. As of November 30, 2000, four of those five private companies had failed to achieve their initial goals, as set forth in their business plans, and all four of those companies had events that fell within our impairment evaluation criteria. This portion of the Company's impairment loss amounted to $1,546,500, and is included as a component of fiscal 2000's other income (expense) "Permanent impairment charges."

     The remaining investee, itarget.com, Inc. (which at that time was a privately held company that specialized in on-line permission based e-mail marketing and consumer data information services), was an entity in which the Company had originally invested $500,000 in November 1999. In January 2000, the Company increased its cost-based investment position through the issuance of its common stock pursuant to a stock swap agreement. The agreement required that 229,862 Traffix common shares be issued in exchange for 42,372 newly issued Series B, convertible preferred shares of itarget.com, Inc. The Traffix share issuance increased the cost-based carrying value of the itarget.com investment by $1,616,206. On March 29, 2000, itarget.com merged with Cybergold, Inc., (at that time a public company that traded as Nasdaq:CGLD). Pursuant to the merger, the Company received Cybergold, Inc. shares in exchange for its itarget.com, Inc. shares. This merger event caused the previously classified long- term, cost-based investment to be transferred to the available-for-sale marketable security classification. In fiscal 2000, the Company recognized a nonmonetary, pre-tax gain of approximately $566,000 on the new accounting basis of the Cybergold, Inc. shares, which is included as a component of other income (expense). On April 17, 2000, MyPoints.com, Inc. (Nasdaq:MYPT) agreed to acquire Cybergold, Inc. in a tax-free, stock-for-stock, fixed share transaction. The transaction closed on August 7, 2000, whereby the Company received approximately 117,000 shares of MyPoints.com, Inc. in return for its Cybergold, Inc. shares in accordance with the terms of the merger. During the current fiscal year ended November 30, 2001, the Company recognized a loss on the MyPoints.com, Inc. shares (through a permanent impairment charge) of $2,553,778. This permanent impairment was the result of the Company's evaluation of its marketable securities, in terms of measuring risk at the individual company level coupled with risk at the market level. As a result of this analysis, the Company determined that the decline in the related security was "other than temporary" and, in response to such determination, recorded the aforementioned impairment charge. On June 4, 2001, an affiliate of UAL Corp. (NYSE:UAL) announced that it intended to acquire all of the common stock of MyPoints.com, Inc. in a cash tender offer of $2.60 a share. The Company tendered all of its MyPoints.com, Inc. shares during the third quarter of the current fiscal year ended November 30, 2001 and recorded an approximate $224,000 gain at that time.

     During the year ended November 30, 2000, the Company expended an additional $1,060,051 on cost-based investments. As of November 30, 2000, the Company had evaluated those long-term investment purchases and recorded an impairment loss of $327,500 against the carrying value of such investments, and included such adjustment as a component of other income (expense) "Permanent impairment charges" in that year.

6. ACCRUED EXPENSES

     Accrued expenses were comprised of the following at:

                                                                   NOVEMBER 30,
                                                                 2001         2000
                                                              ----------   ----------
Accrued payroll and bonuses.................................  $  882,817   $  631,000
Advances from customers.....................................     631,665      692,000
Accrued fee share liabilities...............................     609,596           --
Other.......................................................   1,973,365    1,290,046
                                                              ----------   ----------
Total accrued liabilities...................................  $4,097,443   $2,613,046
                                                              ==========   ==========

                         TRAFFIX, INC. AND SUBSIDIARIES

7. INCOME TAXES

     The provision for income taxes consists of the following:

                                                        YEAR ENDED NOVEMBER 30,
                                                ---------------------------------------
                                                   2001           2000          1999
                                                -----------    ----------    ----------
Federal:
  Current.....................................  $ 3,444,673    $2,191,023    $  365,543
  Deferred....................................   (1,154,105)      774,953     1,813,018
                                                -----------    ----------    ----------
                                                  2,290,568     2,965,976     2,178,561
                                                -----------    ----------    ----------
State:
  Current.....................................    1,112,875       426,922       342,367
  Deferred....................................     (128,243)       78,856       (62,408)
                                                -----------    ----------    ----------
                                                    984,632       505,778       279,959
                                                -----------    ----------    ----------
          Total provision.....................  $ 3,275,200    $3,471,754    $2,458,520
                                                ===========    ==========    ==========

     The following is a reconciliation of the income tax expense computed using the statutory federal income tax rate to the actual income tax expense and its effective income tax rate:

                                                        YEAR ENDED NOVEMBER 30,
                                                 --------------------------------------
                                                    2001          2000          1999
                                                 ----------    ----------    ----------
Income tax expense at federal statutory rate...  $1,217,170    $2,930,332    $2,170,008
State income taxes, net of federal income tax
  benefit......................................     649,857       333,813       184,774
Capital losses generating no tax benefit.......   1,456,390            --            --
Change in valuation allowance -- state.........    (133,237)     (200,000)           --
Nondeductible items............................      85,020       407,609       103,738
                                                 ----------    ----------    ----------
                                                 $3,275,200    $3,471,754    $2,458,520
                                                 ==========    ==========    ==========

     The components of net deferred tax assets are as follows:

                                                                   NOVEMBER 30,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
Deferred tax assets:
  Current:
     Accrued expenses and reserves not currently
       deductible..........................................  $ 2,432,670   $ 2,063,314
     Realized capital losses on marketable securities and
       long term investments...............................    1,641,424            --
     Valuation allowance on realized capital losses........   (1,641,424)           --
     Unrealized losses on marketable securities............           --     1,754,260
     Valuation allowance on unrealized losses..............           --    (1,754,260)
     Intangibles...........................................      278,675            --
     Net operating loss carryforward.......................      531,470            --
     Capital loss carryforward.............................           --        31,712
                                                             -----------   -----------
          Total current assets.............................    3,242,815     2,095,026
                                                             -----------   -----------

                         TRAFFIX, INC. AND SUBSIDIARIES

                                                                   NOVEMBER 30,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
  Noncurrent:
     Accrued expenses and reserves not currently
       deductible..........................................       40,677            --
     Fixed assets and intangibles..........................       44,000         9,370
     State net operating losses............................    1,408,252     1,541,490
     Valuation allowance...................................   (1,345,845)   (1,479,082)
                                                             -----------   -----------
          Total noncurrent assets..........................      147,084        71,778
                                                             -----------   -----------
          Total assets.....................................    3,389,899     2,166,804
Deferred tax liabilities:
  Current:
     Other.................................................           --        59,252
                                                             -----------   -----------
          Net deferred tax assets..........................  $ 3,389,899   $ 2,107,552
                                                             ===========   ===========

     At November 30, 2001 and 2000, valuation allowances of $1,345,845 and $1,479,082, respectively were established, primarily for state tax net operating losses, which can not be carried back by statute, and have reduced the deferred tax assets to an amount which the Company believes is more likely than not to be realized.

     During the year ended November 30, 2001, a valuation allowance of $1,641,424 was established for realized capital losses. The Company does not have prior year capital gains for purposes of establishing carryback value, and the Company does not have appreciated capital gain property to provide future carryforward value, therefore a full valuation allowance was taken to reduce the deferred tax assets to an amount which the Company believes is more likely than not to be realized.

     The Company has approximately $51.9 million of state net operating losses expiring through 2014.

8. REGULATORY ISSUES AND OTHER RISK CONSIDERATIONS PENDING FROM REGULATORY
COUNSEL

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

     The Company recently has been asked to enter into a voluntary cease and desist agreement with the Montgomery County (Maryland) Department of Housing and Consumer Affairs. The genesis of this request was certain consumer complaints about 900 services and club products dating from 1997 and 1998 that were addressed at that time. In early 1999, that office requested additional information from the Company, but

                         TRAFFIX, INC. AND SUBSIDIARIES
when the Company asked to discuss the request, the county office did not respond and was not in contact until early 2000, when it presented the cease and desist agreement. The Company has advised the county office that it has not engaged in 900 or other psychic services since May 1998, and has asked the county office to reconsider its request that the Company enter into any agreement.

     To date, the Company has not been subject to any enforcement actions by any regulatory authority.

9. CESSATION OF 900 PAY-PER-CALL BUSINESS

     In accordance with the Company's business strategy of separating itself from the 900 Pay-Per-Call business which was reported as a component of LEC Billed products and services (see Note 13), on June 4, 1999, the Company entered into an agreement (the "ARS Agreement") with ARS, pursuant to which the Company agreed to cease conducting, marketing, advertising or promoting certain "stand alone" 900 Pay-Per-Call Psychic Services described in the ARS Agreement (the "900 Psychic Services") directly or indirectly through any affiliate, until January 17, 2001. ARS agreed to assume responsibility for the employees and for the lease of the premises used by this business in Fort Lauderdale, Florida, to acquire the computer equipment and other furniture, fixtures and leasehold improvements used by this business.

     In consideration for the Company's agreement to suspend the offering of the 900 Psychic Services, ARS agreed to pay to the Company certain royalty fees for each billable minute generated by 900 Pay-Per-Call Psychic Services on ARS' 900 numbers and on ARS' billings to membership clubs from and after the consummation of the transactions contemplated by the ARS Agreement and until January 17, 2001, all as more fully described in the ARS Agreement.

     The ARS Agreement was effective as of May 31, 1999. During the fiscal years ended November 30, 2001, 2000 and 1999, the Company has recorded royalty revenue under the terms of the ARS Agreement amounting to $486,406, $3.4 million and $2.8 million, respectively, all of which has been collected. Additionally, during the fiscal year 1999, the Company received $258,808 in consideration for the sale of the media department assets discussed above.

10. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company is obligated under a noncancelable real property operating lease agreement that expires in fiscal 2006. Future minimum rents consist of the following at November 30, 2001:

2002........................................................  $  352,200
2003........................................................     325,000
2004........................................................     322,500
2005........................................................     322,500
2006........................................................     215,000
Thereafter..................................................          --
                                                              ----------
                                                              $1,537,200
                                                              ==========

     The lease contains escalation clauses with respect to real estate taxes and related operating costs. The accompanying financial statements reflect rent expense on a straight-line basis over the term of the lease as required by accounting principles generally accepted in the United States of America. Rent expense was $352,000, $279,000 and $312,000 for fiscal 2001, 2000 and 1999, respectively.

                         TRAFFIX, INC. AND SUBSIDIARIES

  Employment Agreements

     The Company has entered into employment agreements, effective December 1, 2001, with certain executive officers of the Company. Such agreements expire on November 30, 2004. Pursuant to the agreements said officers are entitled to an annual increase of at least ten percent (10%) more than the annual rate in the immediately preceding year; said officers will each receive bonuses upon the Company's achievement of certain pre-tax income milestones, as well as discretionary bonuses subject to approval of the Company's Board of Directors; said officers were each issued options to acquire 105,000 shares of the Company's Common Stock; said officers agreed not to compete or engage in a business competitive with the business of the Company during the term of the agreement and for a period of one year thereafter; if an officer/employee's employment is terminated other than as a result of a "For Cause Event" (as defined in the agreements), he shall be entitled to receive additional compensation and other consideration, all as more fully described in the agreements; and if an employee's employment is terminated as a result of a "Change in Control" (as defined in the agreements), he shall be entitled to receive a one-time payment in an amount equal to 2.99 times his "base amount" determined in accordance with the applicable provisions of the Internal Revenue Code.

  Litigation

     Nancy Garen

     On or about October 16, 2001, Nancy Garen, author of "Tarot Made Easy", commenced an action against a series of defendants, including the Company, in the United States District Court for the Central District of California, entitled Nancy Garen v. Steven L. Feder, Peter L. Stolz, Thomas H. Lindsey, Galactic Telcom, Inc., Access Resource Services, Inc., Psychic Readers Network, Inc. d/b/a Miss Cleo, Oshun 5 Communications, Inc., Circle of Light, Inc., Central Talk Management, Inc., Traffix, Inc., Wekare Readers & Interpreters, Inc., West Corporation, and Does 1 through 10 (EDCV 01-790 (VAP-SGLx)). Plaintiff alleges that defendants are liable for a copyright infringement, contributory copyright infringement, vicarious copyright infringement, unfair competition, contributory federal unfair competition and state statutory and common law unfair competition, and further requests a constructive trust, a temporary restraining order, and damages from alleged infringement of a copyright or, alternatively, statutory damages for each act of infringement in "an amount provided by law in excess of $250,000,000," all as the same may have arisen from the defendants' marketing of tarot card reading and other psychic services. As yet, no answer has been filed in this action. The Company does not believe that there is any merit to Ms. Garen's claims as they relate to the Company, and intends to vigorously defend against them.

     Philip Michael Thomas

     In an arbitration before the American Arbitration Association in New York entitled Philip Michael Thomas; PMT Productions Inc.; Kaye Porter Management; RMI Entertainment, Inc.; Millennium Telemedia, Inc., Claimants v. New Lauderdale, LLC d/b/a Calling Card Co.; Psychic Readers Network, Inc. d/b/a PRN Telecommunications; and Quintel Entertainment, Inc. (No. 131400004900), the claimants allege that they are owed an aggregate of $8,573,339, with interest of $3,576,264, arising from agreements among the parties pursuant to which the respondents were permitted to use Mr. Thomas' name and likeness in connection with certain programs and membership clubs and pursuant to which he was to make certain infomercials. The claimants allege that they were not paid the appropriate percentage of revenues allegedly due them and have asserted claims for fraud and deceit, constructive fraud, civil conspiracy, breach of constructive trust, quantum meruit/unjust enrichment, and unauthorized publication of Mr. Thomas' name and likeness. Hearings on the arbitration have been adjourned on a number of occasions and are currently scheduled for late February and early March of 2002. The Company does not believe that there is any merit to the claims and intends to vigorously defend against them.

                         TRAFFIX, INC. AND SUBSIDIARIES

     Mavies Wingler

     On or about May 9, 2001, Mavies Wingler commenced an action against Group Lotto, Inc. ("GLI"), a wholly owned subsidiary of the Company in the Circuit Court of Logan County, West Virginia. Ms. Wingler claims to have picked the winning numbers entitling her to $10 million. On June 8, 2001, the action was removed to the United States District Court, Southern District of West Virginia, and is entitled Wingler v. GroupLotto, Inc., Docket Number 2:01 -- CV -- 518. The action is in the initial stages of discovery. The Company does not believe that there is any merit to Ms. Wingler's claim, and intends to vigorously defend against it. GLI has a contract of indemnification with SCA Promotions, Inc. ("SCA") to be indemnified for prizes paid out to qualified winners.

     Other Contingencies

     At November 30, 2001 and 2000, accrued expenses, applicable to the off-line customer acquisition services, included approximately $-0- and $746,000 of such costs, respectively. This estimation is adjusted to actual amounts experienced in subsequent periods. As of November 30, 2001, the approximate $605,000 accrued expense is funded to the extent of approximately $641,000 by an escrow account managed by a major financial institution, with such amounts being netted against each other in the financial statements. The Company has incurred de minimis customer redemption requests against the accrued liability, and is pursuing recovery of the funds held in escrow. Any escrow recovered will be recognized as off-line customer acquisition services revenue at the time of receipt. During the years ended November 30, 2001 and 2000, the Company recorded approximately $131,000 and $2,428,000, respectively, as reductions of cost of revenues related to expired fulfillment obligations. During the fiscal year ended November 30, 1999, similar adjustments, if any, were immaterial in amount.

11. EARNINGS PER SHARE

     The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

                                                         YEAR ENDED NOVEMBER 30,
                                                   ------------------------------------
                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Denominator:
  Denominator for basic earnings per
     share -- weighted average shares............  14,794,159   14,792,734   15,119,610
Effect of dilutive securities:
  Stock options..................................     602,460      701,929      122,052
                                                   ----------   ----------   ----------
  Denominator for diluted earnings per share --
     adjusted weighted average shares............  15,396,619   15,494,663   15,241,662
                                                   ==========   ==========   ==========

     Options and warrants to purchase 661,250, 515,896 and 243,474 shares of common stock that were outstanding at November 30, 2001, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

12. STOCK OPTION PLAN AND WARRANTS

     During fiscal 1995, the Company implemented the 1995 Stock Option Plan (the "Stock Option Plan") effective as of October 1995. The Stock Option Plan provides for the grant of options to purchase up to 750,000 shares of the Company's common stock either as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the United States Internal Revenue Code or as options that are not intended to meet the requirements of such section ("Nonstatutory Stock Options"). Options to purchase

                         TRAFFIX, INC. AND SUBSIDIARIES
shares may be granted under the Stock Option Plan to persons who, in the case of Incentive Stock Options, are employees (including officers) of the Company or, in the case of Nonstatutory Stock Options, are employees (including officers), consultants or nonemployee directors of the Company. The Stock Option Plan was amended in September 1996, June 1997, September 1999 and September 2000 to provide for the granting of options to purchase an additional 500,000, 600,000, 1,000,000 and 2,000,000 shares, respectively, of the Company's common stock. After these amendments, there were a total of 4,850,000 grants made available to purchase the Company's common stock under the Stock Option Plans.

     The exercise price of options granted under the Stock Option Plan must be at least equal to the fair market value of such shares on the date of grant or, in the case of Incentive Stock Options granted to a holder of 10% or more of the Company's Common Stock, at least 110% of the fair market value of such shares on the date of grant. The maximum exercise period for which Incentive Stock Options may be granted is ten years from the date of grant (five years in the case of an individual owning more than 10% of the Company's common stock).

     In addition, the Company's Stock Option Plan provides for certain automatic grants of options to the Company's nonemployee directors in consideration for their services performed as directors of the Company and for attendance at meetings. It provides for a one-time automatic grant of an option to purchase 25,000 shares of common stock at market value to those directors who were serving on the Board of Directors at the inception of the Stock Option Plan and also to those persons who become nonemployee directors of the Company in the future, upon their appointment or election as directors of the Company. In addition, the amended Stock Option Plan provides for quarterly grants to each nonemployee director of the Company of options to purchase 6,250 shares of the Company's common stock at the market value on the date of each grant. The Company granted 187,500, 81,250 and 150,000 options to the nonemployee directors during fiscal 2001, 2000 and 1999, respectively.

     A summary of the Company's stock options is as follows:

                                      2001                   2000                   1999
                              --------------------   --------------------   --------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED
                                          AVERAGE                AVERAGE                AVERAGE
                                          EXERCISE               EXERCISE               EXERCISE
                               SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                              ---------   --------   ---------   --------   ---------   --------
Options outstanding,
  beginning of year.........  1,636,132    $3.80     1,301,864    $2.48     1,304,978    $2.52
Granted.....................  1,130,062     2.55       560,250     6.11       153,489     1.58
Exercised...................   (273,132)    1.79      (211,526)    1.96       (89,844)    1.75
Cancelled or lapsed.........     (9,719)    1.85       (14,456)    1.75       (66,759)    2.13
                              ---------              ---------              ---------
Options outstanding, end of
  year......................  2,483,343    $3.45     1,636,132    $3.80     1,301,864    $2.48
                              =========    =====     =========    =====     =========    =====
Options exercisable, end of
  year......................  2,025,836              1,521,633              1,006,387
                              =========              =========              =========
Options available for grant,
  end of year...............  1,619,957              2,741,300              1,279,794
                              =========              =========              =========
Weighted average fair value
  of options granted during
  the year..................      $2.55                  $4.60                  $1.08
                                  -----                  -----                  -----
                                  -----                  -----                  -----

     The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been

                         TRAFFIX, INC. AND SUBSIDIARIES
recognized with regard to options granted under the Plan in the accompanying financial statements. If stock-based compensation costs had been recognized based on the estimated fair values at the dates of grant for options awarded during the years ended November 30, 2001, 2000 and 1999, the Company's net income and earnings per share would have been as follows:

                                                     2001         2000         1999
                                                   ---------   ----------   ----------
Net income -- as reported........................  $ 417,499   $5,146,870   $3,923,860
Net income -- pro forma..........................  $(565,967)  $3,653,723   $3,758,078
Basic EPS -- as reported.........................  $    0.03   $     0.35   $     0.26
Diluted EPS -- as reported.......................  $    0.03   $     0.33   $     0.26
Basic EPS -- pro forma...........................  $   (0.04)  $     0.25   $     0.25
Diluted EPS -- pro forma.........................  $   (0.04)  $     0.24   $     0.25

     The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for all grants for volatility of 62.62% in 2001, 109.6% in 2000 and 90% in 1999; risk-free interest rate ranging from 3.94% to 5.31% in 2001, 5.87% to 6.53% in 2000 and 4.53% to 5.89% in 1999; and
expected lives of approximately 4.8 years.

     The following table summarizes information about stock options outstanding at November 30, 2001:

                                 WEIGHTED
                                  AVERAGE      WEIGHTED                    WEIGHTED
                                 REMAINING      AVERAGE                     AVERAGE
   RANGE OF                     CONTRACTUAL   EXERCISABLE     SHARES      EXERCISABLE
EXERCISE PRICE    OUTSTANDING      LIFE          PRICE      EXERCISABLE      PRICE
--------------    -----------   -----------   -----------   -----------   -----------
$ 1.50 - $ 2.13    1,113,094        3.5         $ 1.87         994,916      $ 1.89
$ 2.28 - $ 3.35      414,833        9.3           2.68         367,502        2.70
$ 3.81 - $ 5.69      536,666        8.4           4.48         244,668        4.78
$ 5.88 - $ 6.75      350,000        8.2           6.64         350,000        6.64
$ 9.00 - $11.31       56,250        6.3          10.07          56,250       10.07
$15.56 - $15.56       12,500        5.6          15.56          12,500       15.56
---------------    ---------        ---         ------       ---------      ------
$ 1.50 - $15.56    2,483,343       3$.45      2,025,836      $    3.52
===============    =========        ===         ======       =========      ======

     As of November 30, 2000 and 1999, there were 275,818 warrants outstanding to purchase common stock at an exercise price of $8.25 per share. The warrants expired in December 2001.

     During fiscal 2001, 2000 and 1999, options for shares of the Company's common stock were exercised by certain employees and directors. A tax benefit of $240,265, $448,880 and $123,767 in fiscal 2001, 2000 and 1999, respectively, were recorded as an increase to additional paid-in capital and a reduction of income taxes currently payable.

     During fiscal 2001 the vesting period of an employees stock option was accelerated, such acceleration yielded an approximate $116,000 noncash charge to operations.

13. SEGMENT INFORMATION

     The Company's segments operate principally in the United States with an immaterial portion of revenue earned in Canada during the fiscal year ended November 30, 1999. The accounting policies of the Company's segments are the same as those detailed in Note 1.

     The Company's reportable operating segments are aligned into three fundamental areas: (1) Internet Commerce billed directly to the Company's marketing partners and corporate customers, as well as consumers

                         TRAFFIX, INC. AND SUBSIDIARIES

(E-commerce), (2) Off-line Customer Acquisition services billed directly to long distance carriers, wireless carriers and other service providing businesses (Off-line Customer Acquisition services) and (3) Products and Services billed to consumers by Local Exchange Carriers (LEC Billed products and services). The balance of the Company's operations, individually immaterial and in the aggregate are included as part of Corporate and other. This business segment delineation is consistent with the Company's management and financial reporting structure based on products and services. The Company evaluates performance based on many factors, with the primary criteria being each segment's (a) gross profit and (b) net income excluding (i) special charges, (ii) interest expense,
(iii) interest and dividend income, (iv) net gains (losses) on the sale of marketable securities, (v) long-lived asset impairment charges, (vi) gains on nonmonetary cost basis exchanges, (vii) other nonoperating income, (viii) minority interest income (loss), (ix) depreciation, (x) amortization and (xi) income taxes. The Company shares a common workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate and other. The following tables set forth the Company's financial results, by management performance criteria, by operating segment. All revenues are from nonintersegment sources; therefore no intersegment elimination applies.

     Corporate assets of approximately $27.3 million at November 30, 2001, consist principally of cash, cash equivalents and marketable securities.

  Segment Data -- Net revenues

                                                                     NET REVENUE
                                                               YEAR ENDED NOVEMBER 30,
                                                      -----------------------------------------
                                                         2001           2000           1999
                                                      -----------    -----------    -----------
E-commerce..........................................  $28,475,225    $10,498,186    $     7,634
Off-line Customer Acquisition Services..............    2,214,576      8,958,774     30,687,009
LEC Billed Products and Services....................    1,519,609      7,134,831     11,975,622
Corporate and other.................................           --         20,072        169,575
                                                      -----------    -----------    -----------
          Consolidated totals.......................  $32,209,410    $26,611,863    $42,839,840
                                                      ===========    ===========    ===========

  Segment Data -- Gross Profit

                                                                    GROSS PROFIT
                                                               YEAR ENDED NOVEMBER 30,
                                                      -----------------------------------------
                                                         2001           2000           1999
                                                      -----------    -----------    -----------
E-commerce..........................................  $20,574,189    $ 4,875,105    $     5,550
Off-line Customer Acquisition Services..............    1,020,550      5,797,040      6,270,953
LEC Billed Products and Services....................    1,462,209      6,862,619      9,457,075
Corporate and other.................................           --         20,072        154,165
                                                      -----------    -----------    -----------
          Consolidated totals.......................  $23,056,948    $17,554,836    $15,887,743
                                                      ===========    ===========    ===========

                         TRAFFIX, INC. AND SUBSIDIARIES

  Segment Data -- EBITDA

                                                                       EBITDA
                                                               YEAR ENDED NOVEMBER 30,
                                                      -----------------------------------------
                                                         2001           2000           1999
                                                      -----------    -----------    -----------
E-commerce..........................................  $ 9,554,829    $(1,341,711)   $  (427,253)
Off-line Customer Acquisition Services..............      200,406      4,299,772        339,046
LEC Billed Products and Services....................      367,328      6,285,218      8,197,531
Corporate and other.................................   (3,459,866)    (3,505,317)    (2,853,664)
                                                      -----------    -----------    -----------
          Consolidated totals.......................  $ 6,662,697    $ 5,737,962    $ 5,255,660
                                                      ===========    ===========    ===========

  Segment Data -- Depreciation and Amortization

                                                              DEPRECIATION AND AMORTIZATION
                                                                 YEAR ENDED NOVEMBER 30,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             --------    --------    --------
E-commerce.................................................  $157,222    $ 67,634    $     --
Off-line Customer Acquisition Services.....................        --          --      65,530
LEC Billed Products and Services...........................        --          --       9,171
Corporate and other........................................   232,182     196,035     174,372
                                                             --------    --------    --------
          Consolidated totals..............................  $389,404    $263,669    $249,073
                                                             ========    ========    ========

  Segment Data -- Long-Lived Assets

                                                                    LONG-LIVED ASSETS
                                                                 YEAR ENDED NOVEMBER 30,
                                                            ----------------------------------
                                                               2001         2000        1999
                                                            ----------    --------    --------
E-commerce................................................  $1,868,627    $ 65,232    $324,283
Off-line Customer Acquisition services....................          --          --          --
LEC Billed products and services..........................          --          --          --
Corporate and other.......................................     499,482     447,726     492,250
                                                            ----------    --------    --------
          Consolidated totals.............................  $2,368,109    $512,958    $816,533
                                                            ==========    ========    ========

  Segment Data -- Total Assets

                                                                    TOTAL ASSETS
                                                               YEAR ENDED NOVEMBER 30,
                                                      -----------------------------------------
                                                         2001           2000           1999
                                                      -----------    -----------    -----------
E-commerce..........................................  $23,087,920    $ 4,536,473    $ 7,610,364
Off-line Customer Acquisition services..............    1,057,530        856,567      8,249,232
LEC Billed products and services....................    1,321,192      3,120,889      8,411,901
Corporate and other.................................   27,275,942     43,684,914     33,005,782
                                                      -----------    -----------    -----------
          Consolidated totals.......................  $52,742,584    $52,198,843    $57,277,279
                                                      ===========    ===========    ===========

14. SUBSEQUENT EVENTS

     In December 2001, Traffix acquired the assets of Infiknowledge, a Canadian software development and Internet services firm. The key assets purchased include an email delivery system, a suite of over 50 on-line

                         TRAFFIX, INC. AND SUBSIDIARIES
games as well as a team of highly skilled, interactive game developers who possess the capabilities to enhance, develop and add support to the Company's on-line marketing business.

     The agreement calls for the purchase to be made for $1,150,000 in a combination of cash and the Company's stock. The cash portion of $462,500 is to be paid (a) $262,500 at closing and (b) $200,000 on the first anniversary of the closing. The stock portion of $687,500 (representing approximately 117,000 shares of the Company's stock) will be delivered in three equal installments, one at closing (which occurred in December 2001) and subsequently on the first two anniversary dates following the closing. Concurrent with this, two key senior executives of Infiknowledge will enter into five year employment agreements which will include non-compete covenants.

     Additionally, in December 2001, the Company completed an acquisition of the assets of an on-line direct marketing company known as ThanksMuch.com, LLC ("ThanksMuch"). ThanksMuch specializes in the on-line sale of costume jewelry and other small gift items. The total consideration tendered for the assets was $435,000, and was paid in full at closing. The Company anticipates that the assets acquired will be utilized to provide an opportunity for increased revenue, gross profits and cash flows in future fiscal periods.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for fiscal 2001, 2000 and 1999:

                                                       QUARTER ENDED
                                 ---------------------------------------------------------
                                 NOVEMBER 30,    AUGUST 31,      MAY 31,      FEBRUARY 28,
                                 ------------    ----------    -----------    ------------
2001:
Net revenues...................  $14,050,493     $7,404,820    $ 5,828,543    $ 4,925,554
Gross profit...................    9,805,348      5,123,105      4,180,806      3,947,689
Income (loss) before income
  taxes........................    2,875,971      2,260,304      1,695,865     (3,139,441)
Net income (loss)..............    1,709,882      1,462,992      1,015,484     (3,770,859)
Basic income per share.........  $      0.13     $     0.10    $      0.07    $     (0.26)
Diluted income per share.......  $      0.12     $     0.10    $      0.07    $     (0.26)
2000:
Net revenues...................  $ 8,829,967     $7,862,386    $ 7,220,864    $ 2,698,646
Gross profit...................    3,878,148      5,480,259      5,856,759      2,399,670
Income before income taxes.....      853,284      2,616,751      3,210,748      1,937,841
Net income.....................      516,705      1,561,600      1,906,859      1,161,706
Basic income per share.........  $      0.03     $     0.11    $      0.13    $      0.08
Diluted income per share.......  $      0.03     $     0.10    $      0.12    $      0.07
1999:
Net revenues...................  $ 4,526,274     $8,084,023    $10,423,942    $19,805,601
Gross profit...................    4,275,515      4,503,692      4,056,306      3,052,230
Income before income taxes.....    2,393,277      2,390,715        926,273        672,115
Net income.....................    1,669,073      1,298,190        555,289        401,308
Basic income per share.........  $      0.12     $     0.09    $      0.03    $      0.03
Diluted income per share.......  $      0.11     $     0.09    $      0.03    $      0.03

     During the fourth quarter to fiscal 2001, the Company recorded $3.7 million in revenue related to an arbitration award granted to the Company regarding the settlement of a dispute brought against Talk.com (NASDAQ:TALK). The Company's total award was approximately $6.2 million with $3.7 million having been collected in November 2001 and recorded as revenue at the time of the receipt. The balance of the award

                         TRAFFIX, INC. AND SUBSIDIARIES
is treated as a gain contingency pursuant to the overall financial condition of the telecommunications sector, and management's estimation of Talk.com's ability to pay. As a result of the award's collection the Company recognized a $1.25 million contingent liability in the fourth quarter of fiscal 2001 relative to telemarketing costs incurred in the prior fiscal year. The collection of the Talk.com award triggered the recognition of the contingency. There are no other contingencies related to the potential collection of the balance of the award.

     During the fourth quarter of fiscal 2001, the Company charged approximately $826,000 to bad debt expense related to the bankruptcy of its LEC Billed Product and Service segment's billing and collection service bureau.

     During the fourth quarter of fiscal 2000, the Company adjusted certain accrued expenses related to fulfillment accruals ($1,007,237), and accrued annual bonuses ($260,060), the combined effect of which increased fiscal 2000's fourth quarter pre-tax income by $1,267,297. The fourth quarter of fiscal 2000 was negatively impacted by long-lived asset impairment charges of $602,500. The combined effect of these fourth quarter fiscal 2000 adjustments increased pre-tax income by $664,797.

     During the fourth quarter of fiscal 1999, there were no material events.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

           COL. A                COL. B               COL. C                 COL. D           COL. E
           ------              -----------   ------------------------     -------------     ----------
                                                    ADDITIONS
                                             ------------------------
                               BALANCE AT    CHARGED TO   CHARGED TO                         BALANCE
                                BEGINNING    COSTS AND       OTHER        DEDUCTIONS --       AT END
         DESCRIPTION            OF PERIOD     EXPENSES     ACCOUNTS         DESCRIBE        OF PERIOD
         -----------           -----------   ----------   -----------     -------------     ----------
YEAR ENDED NOVEMBER 30, 2001
Reserve for customer
  chargebacks................  $ 1,225,040     $  --      $   574,969(1)   $ 1,798,531(9)   $    1,478
                               -----------     -----      -----------      -----------      ----------
Reserve for fulfillment
  costs......................  $   746,415     $  --      $   158,228      $   141,200(10)  $  763,443
                               -----------     -----      -----------      -----------      ----------
Allowance for doubtful
  accounts and adjustments...  $   795,024     $  --      $ 8,369,011(5)   $ 8,780,359(6)   $  383,676
                               -----------     -----      -----------      -----------      ----------

YEAR ENDED NOVEMBER 30, 2000
Reserve for customer
  chargebacks................  $ 4,618,108     $  --      $   988,669(1)   $ 4,381,737(7)   $1,225,040
                               -----------     -----      -----------      -----------      ----------
Reserve for fulfillment
  costs......................  $ 4,132,809     $  --      $   518,335(2)   $ 3,904,729(8)   $  746,415
                               -----------     -----      -----------      -----------      ----------
Allowance for doubtful
  accounts and adjustments...  $        --     $  --      $ 3,885,656(5)   $ 3,090,632(6)   $  795,024
                               -----------     -----      -----------      -----------      ----------

YEAR ENDED NOVEMBER 30, 1999
Reserve for customer
  chargebacks................  $15,494,138     $  --      $11,968,645(1)   $22,844,675(3)   $4,618,108
                               -----------     -----      -----------      -----------      ----------
Reserve for fulfillment
  costs......................  $ 1,405,248     $  --      $ 7,133,012(2)   $ 4,405,451(4)   $4,132,809
                               -----------     -----      -----------      -----------      ----------

---------------

 (1)  Charges against revenues.
 (2)  Charges against cost of sales.
 (3)  Chargebacks refunded to consumers.
 (4)  Payments made to fulfillment vendors.
 (5)  Charges to allowance
 (6)  Charges against the allowance
 (7)  Chargebacks refunded to consumers..........   $2,556,119
      Prior year chargebacks credited to
        income...................................   $1,825,618   $4,381,737
                                                    -----------------------
 (8)  Payments made to fulfillment vendors.......   $  991,169
      Prior year accrual reversals reducing
        costs....................................   $2,428,235
      Current year (4th qtr.) accrual
        reversals................................   $  485,325   $3,904,729
                                                    -----------------------
 (9)  Reserves written off with corresponding
        receivables -- FTT bankruptcy............   $1,384,483
      Reserves written off because of immaterial
        chargeback activity -- West..............   $   60,535
      Chargebacks refunded to customers..........   $  353,513   $1,798,531
                                                    -----------------------
(10)  Payments made to fulfillment vendors.......   $   10,317
      Prior year accrual exceeded actual
        redemptions..............................   $  130,883   $  141,200
                                                    -----------------------

EXHIBIT
NUMBER
-------
3.1.1     Articles of Incorporation of the Company, as amended.(1)
3.1.2     Amendment to the Articles of Incorporation of the
          Company.(2)
3.2       Bylaws of the Company.(3)
10.1      Third Amended and Restated 1996 Stock Option Plan.(4)
10.2      Lease of the Company's offices at One Blue Hill Plaza, Pearl
          River, New York.(5)
10.3.1*   December 1, 2001 Employment Agreement by and between the
          Company and Jeffrey L. Schwartz
10.3.2*   December 1, 2001 Employment Agreement by and between the
          Company and Andrew Stollman
21*       Subsidiaries of the Company

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

(5) Filed as an Exhibit to the Company's Current Report on Form 8-K dated December 26, 2000 and incorporated herein by reference.