Form 10-Q
period 2002-02-28
TRAFFIX INC
filed 2002-04-16
CIK 1000297

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-27046

TRAFFIX, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3322277 (I.R.S. Employer Identification No.)

One Blue Hill Plaza Pearl River, New York (Address of principal executive offices)	10965 (Zip Code)

Registrant’s telephone number, including area code:     (845) 620-1212

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑     No  ☐

      The number of shares outstanding of the Registrant’s common stock is 14,425,339 (as of 04/12/02).

TRAFFIX, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
QUARTER ENDED FEBRUARY 28, 2002

ITEMS IN FORM 10-Q

		Page

Part I	Financial Information
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	None
Part II	Other Information
Item 1.	Legal Proceedings	28
Item 2.	Changes in Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Submission of Matters to a Vote of Security Holders	None
Item 5.	Other Information	None
Item 6.	Exhibits and Reports on Form 8-K	29
Signatures		30

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28,	November 30,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,488,835	$14,458,055
Marketable securities	23,048,138	23,677,999
Accounts receivable, trade, net of allowance for doubtful accounts of $647,026 at February 28, 2002 and $383,676 at November 30, 2001	9,558,318	7,326,032
Deferred income taxes	2,777,522	3,242,815
Due from related parties	180,928	106,654
Prepaid expenses and other current assets	1,476,435	1,415,836

Total current assets	49,530,176	50,227,391
Property and equipment, at cost, net of accumulated depreciation	1,309,010	951,702
Goodwill and other intangibles, net	2,738,533	1,362,407
Deferred income taxes	147,084	147,084
Other	54,000	54,000

Total assets	$53,778,803	$52,742,584

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,536,446	$3,928,418
Accrued expenses	4,546,412	4,098,921
Due to related parties	501,766	469,935
Income taxes payable	2,022,357	1,672,953

Total current liabilities	8,606,981	10,170,227

Minority interest	184,460	159,651

Shareholders’ equity
Preferred stock — $.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock — $.001 par value; authorized 50,000,000 shares; issued and outstanding 14,409,672 shares and 14,290,491 shares, respectively	14,410	14,289
Common stock issuable — $.001 par value; 78,347 shares	485,758	—
Additional paid-in capital	42,098,862	41,395,784
Retained earnings	4,610,187	3,206,770
Accumulated other comprehensive income	54,859	72,577
Common stock held in treasury, at cost, 961,403 shares	(2,276,714)	(2,276,714)

Total shareholders’ equity	44,987,362	42,412,706

Total liabilities and shareholders’ equity	$53,778,803	$52,742,584

The accompanying notes are an integral part of these financial statements.

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended

	February 28,	February 28,
	2002	2001

	(Unaudited)
Net revenue	$12,370,897	$4,925,554
Cost of sales	3,378,611	1,067,026

Gross profit	8,992,286	3,858,528
Selling expenses	3,168,568	515,884
General and administrative expenses	3,578,591	2,450,246
Bad Debt expense	329,334	—

Income from operations	1,915,793	892,398
Other income (expense):
Interest expense	(10,502)	—
Interest income and dividends	210,213	649,952
Realized gains on marketable securities	62,593	—
Permanent impairment charges	—	(4,690,258)
Other non-operating income	134,437	8,467
Minority interest in (income) loss of subsidiary	(26,647)	—

Income (loss) before provision for income taxes	2,285,887	(3,139,441)
Provision for income taxes	882,470	631,418

Net income (loss)	$1,403,417	$(3,770,859)

Basic income (loss) per share (Note 3):
Net income (loss)	$0.10	$(0.26)

Weighted average shares outstanding	13,452,943	14,755,790

Diluted income (loss) per share (Note 3):
Net income (loss)	$0.10	$(0.26)

Weighted average shares outstanding	14,675,395	14,755,790

The accompanying notes are an integral part of these financial statements.

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	February 28,	February 28,
	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,403,417	$(3,770,859)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	233,695	61,793
Reserve for customer chargebacks	—	40,954
Provision for uncollectible accounts	329,334	—
Exchange loss	269	—
Deferred income taxes	465,293	(118,911)
Net (gains) on sale of marketable securities	(62,593)	—
Permanent impairment charges	—	4,690,258
Amortized discounts and premiums on marketable securities	(27,368)	(116,606)
Minority interest	24,809	—
Changes in assets and liabilities of business:
Accounts receivable	(2,561,620)	(1,432,911)
Prepaid expenses and other current assets	(60,599)	482,839
Accounts payable	(2,391,972)	(801,995)
Income taxes payable	493,445	440,276
Due from/to related parties	(42,443)	(715,082)
Other, principally accrued expenses	247,491	(227,792)

Net cash used in operating activities	(1,948,842)	(1,468,036)

Cash flows from investing activities:
Purchases of securities	(55,428,671)	(59,862,617)
Proceeds from sales of securities	56,130,507	74,325,000
Capital expenditures	(490,011)	(8,410)
Payments for asset acquisitions, net of cash received	(548,482)	—
Proceeds from long-term investments	—	5,000

Net cash (used in) provided by investing activities	(336,657)	14,458,973

Cash flows from financing activities:
Proceeds from stock options exercised	201,876	54,950
Proceeds-net on settled Section 16-b action	114,403	—

Net cash provided by financing activities	316,279	54,950

Net (decrease) increase in cash and cash equivalents	(1,969,220)	13,045,887
Cash and cash equivalents, beginning of period	14,458,055	4,551,344

Cash and cash equivalents, end of period	$12,488,835	$17,597,231

      During the three months ended February 28, 2002, the Company issued 117,521 shares of common stock, valued at $728,636, in the purchase of the assets of a closely held, private company (See note 8.)

      During the three months ended February 28, 2002, the Company collected approximately $114,403, after related costs and income tax expense of $185,597, from a Section 16-b violation brought against a former non-management “insider” shareholder.

TRAFFIX, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	General

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited consolidated financial statements do not include certain information and note disclosures normally required by generally accepted accounting principles. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001. The results of operations for the three months ended February 28, 2002 are not necessarily indicative of the results to be expected for the subsequent quarters or the entire fiscal year ending November 30, 2002. Certain prior year amounts in the unaudited consolidated financial statements have been reclassified in accordance with generally accepted accounting principles to conform with the current year presentation.

2. Significant Accounting Policies

  Revenue Recognition

      The Company currently earns the most significant portion of revenue from its E-commerce segment pursuant to marketing agreements with marketing partners and corporate customers (collectively, “Corporate Customers”). The provisions of each agreement determine the type and timing of revenue to be recorded. The Company generates its E-commerce revenue from the following seven basic categories: (1) delivery of consumer traffic to the websites and inbound telemarketing call centers of our Corporate Customers (e.g., click-thrus from the game banners on the Company’s websites), (2) delivery of consumer data to our Corporate Customers with respect to the consumers who have registered for our Corporate Customers’ products or services (e.g., a consumer who registered via the registration page of one of the Company’s websites to receive on-line promotions from our Corporate Customers), (3) delivery of pre-qualified consumer data to our Corporate Customers as a result of consumers’ responses to targeted questions and surveys (e.g., receiving free gifts for your children), (4) delivery of a sale or completed application for our Corporate Customers products or services (e.g., a consumer who responds to a Traffix e-mail promotion on behalf of a Corporate Customer by completing an on-line application for a credit card or subscribes for a cellular phone service), (5) generating revenue from any of the foregoing categories by placing our Corporate Customers’ offers on the media of third parties with whom we have a marketing relationship on a revenue share basis, (6) sales of inexpensive costume jewelry and other gift items directly to consumers, and (7) rentals and sales of copies of specific segments of its databases to Corporate Customers for their proprietary marketing and database enhancements.

      The Company invoices its customers in accordance with the terms of the underlying agreement. Revenue is recognized at the time the marketing activity is delivered, or service is provided (normally, either daily or weekly), net of estimated contractually specified data qualification allowances, when applicable. Such data qualification allowances may include duplications, invalid addresses, age restrictions and other allowances. Historically, the variance between actual allowances and previously estimated allowances has been immaterial. In accordance with newly developing revenue recognition pronouncements, specifically Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”) issued in December 1999, and in accordance with the Company’s historical accounting policies and reporting practices, the Company records all related obligations associated with the related net revenue at its point of recognition. The Company adopted

TRAFFIX, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

SAB 101 during the first three months of the fiscal year ended November 30, 2001; such adoption did not materially impact financial position or results of operations at that time.

      Revenues from the Company’s off-line customer acquisition services historically consisted of residential long distance customer acquisition programs, and were recorded upon the achievement of certain events particular to the corresponding program’s fulfillment liability. Subsequent to the delivery of the initial sales record to the respective long distance carrier, the Company may have been required to provide to the customer certain products and services (fulfillment liability), such as prepaid cellular telephones and/or other suitable premiums. These costs were estimated and accrued, based upon historical rates and costs, as a component of marketing expense and included in the cost of sales, at the time the associated revenues were recognized. The Company’s current business, as conducted in its E-commerce segment, in certain cases also requires the provision of a premium. These E-commerce segment premiums are estimated and accrued, based upon historical, and current experience. Such E-commerce premium costs are classified as a component of marketing expense and included in the cost of sales, at the time the associated revenues are recognized. Any variance in the initial accrual as compared to the actual experience is taken into operations in the period that the variance is determinable.

      Revenue from the Company’s LEC Billed Product and Service segment (the Company has not marketed such services since November 1998), consisted of various enhanced telephone services, principally voice mail services, and were recognized net of an estimated provision for refunds and credits subsequently granted to customers (“customer chargebacks”). Since the provision for customer chargebacks was established prior to the periods in which chargebacks are actually expended, the Company’s revenues are adjusted in later periods if the Company’s incurred chargebacks varied from the amounts previously estimated. The Company’s LEC Billed Product and Service segment was inactive during the three months ended February 28, 2002.

      The Company’s majority owned subsidiary, Montvale Management LLC (“Montvale”), employs both on-line and off-line marketing channels to solicit from consumers (under a net branch agreement with qualified financial institutions) mortgage banking services. Montvale recognizes its commission upon closing of the loan and final consumer acceptance.

      With respect to capitalization and amortization of marketing costs, the Company’s policy has been to expense, as a cost of sale, database acquisition costs, and all other related marketing costs, at the time an obligation or expense is incurred. Based on the Company’s experience in the prior fiscal year ended November 30, 2001 (“Fiscal 2001”), with bulk data acquisitions it has been determined that a basic database generates revenue for a minimum of three to nine months. Based on this experience, the Company will capitalize the cost of bulk database acquisitions and will amortize such acquisitions over varying lives, not to exceed nine months. During the three months ended February 28, 2002 and 2001, respectively, the Company did not acquire, and correspondingly did not capitalize any bulk data acquisitions. The Company expects to purchase databases in bulk and, depending on the nature of the data content (e.g., whether the database is basic or has extensive depth of data fields), the Company will determine the appropriate amortization period at the time of their acquisition.

  Transactions with Major Customers

      During the three months ended February 28, 2002, the Company had five customers in its E-commerce segment, which in combination accounted for approximately $7.4 million, or 60% of consolidated net revenues during the period, respectively, and approximately $7 million, or 73% of consolidated net accounts receivable as of February 28, 2002. For the three months ended February 28, 2002, three of the five customers referenced above had related net revenues that equaled, or exceeded 10% of the Company’s consolidated net revenue for such period. Regarding the balance of the Company’s approximate customer base of 100 active customers in

TRAFFIX, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the quarter, no single customer had net revenues that equaled, or exceeded, 10% of consolidated net revenues for the three months ended February 28, 2002.

      During the three months ended February 28, 2001 the Company had three customers in its E-commerce segment, which in combination accounted for approximately 42% of consolidated net revenues during the period, and approximately 23% of consolidated net accounts receivable as of February 28, 2001.

3. Earnings Per Share

      The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

	Three Months Ended

	February 28,	February 28,
	2002	2001

Denominator:
Denominator for basic earnings per share — weighted average shares	13,452,943	14,755,790
Effect of dilutive securities:
Stock options	1,222,452	—

Denominator for diluted earnings per share — adjusted weighted average shares	14,675,395	14,755,790

      Options to purchase 400,000 and 2,339,729 shares of common stock for the three months ended February 28, 2002 and 2001, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

4. Comprehensive Income (Loss)

      Unrealized gains and losses on the Company’s marketable securities are reported in comprehensive income (loss) and accumulated other comprehensive income (loss). Comprehensive income (loss) is defined as “the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.” Excluding net income the Company’s primary source of comprehensive income (loss) would ordinarily include the after tax net unrealized gains and (losses) on available-for-sale securities, and the equity adjustment from foreign currency translation. At November 30, 2001, full valuation allowances were taken against the estimated deferred tax assets attributable to the realized losses recorded in the fiscal year ended November 30, 2001, which losses approximated $4.7 million, based on the absence of other appreciated capital gain property. Therefore, no tax effects are provided on current year unrealized gains and losses. The components of comprehensive income (loss) are presented below:

	Three Months Ended

	February 28,	February 28,
	2002	2001

Net income (loss)	$1,403,417	$(3,770,859)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	269	—
Unrealized (loss) gain from available-for-sale securities, arising during the period, net of income taxes of $-0-	(17,986)	163,797
Less: reclassification adjustment for loss realized in net income	—	4,190,207

Comprehensive income	$1,385,700	$583,145

TRAFFIX, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5. Advertising and Marketing Costs

      Currently, the material portion of the Company’s advertising and marketing costs are comprised of (1) costs associated with the transmission of e-mail advertisements, (2) costs associated with the purchase of on-line customer data, and (3) e-mail program promotional and creative development costs. Such costs are charged to operations (1) at the time of the e-mail transmission, (2) upon receipt of the qualified customer data, and (3) at the time the promotional and creative services are provided, respectively, and are included as a component of cost of sales.

      In certain cases where the Company makes payment for consumer data, on-line media or prepays for commercial email delivery, in advance of the receipt or provision of such items, the Company expenses such pre-payments ratably over the shorter of the contract period or to the extent of actual fulfillment.

      Total advertising and marketing costs, included in the cost of sales, for the three months ended February 28, 2002 and 2001 were approximately $3,289,000 and $902,000, respectively.

      Included in prepaid expenses and other current assets at February 28, 2002 and November 30, 2001, were approximately $258,000 and $324,000, respectively, relating to the unamortized portion of prepayments related to marketing arrangements.

6. Marketable Securities and Long Term Investments, at Cost

      During the current quarter ended February 28, 2002 the Company did not have any material events regarding its marketable securities or long term, cost based investments.

      During the prior fiscal year’s three months ended February 28, 2001, the Company recognized losses (through a permanent impairment charge) of $4,190,207 on certain of its available-for–sale marketable securities. The underlying securities historical carrying values were reduced to their related closing prices at February 28, 2001, giving effect to the prior year’s permanent impairment charge. The Company had continually evaluated the carrying value of such investments, and in terms of risk at the individual company level coupled with risk at the market level, the Company’s prior year evaluation indicated that the decline in the related securities was “other-than-temporary”. As a result of this analysis, the Company adjusted the “cost basis” of these securities, effective February 28, 2001, to the closing prices on that date and realized the corresponding loss during the three month period ended February 28, 2001. This loss is included in the Company’s other income (expense), “Permanent impairment charges” for the three months ended February 28, 2001.

      During the fiscal year ended November 30, 2000, the Company had invested approximately $500,000 in a private company, and carried the investment under the cost method. After continued review of such investment, and the investment’s consistent failure to achieve significant goals set forth in its business and financing plans, such investment fell within the Company’s impairment evaluation criteria. According to the above analysis the Company’s impairment loss for the three months ended February 28, 2001 amounted to $500,051, and is included as a component of other income (expense) “Permanent impairment charges” for the three months ended February 28, 2001.

7. Segment Information

      Historically, the Company’s reportable operating segments are aligned into three fundamental areas: (1) Internet Commerce billed directly to the Company’s marketing partners and corporate customers, as well as consumers (E-commerce), (2) Off-line Customer Acquisition services billed directly to long distance carriers, wireless carriers and other service providing businesses (Off-line Customer Acquisition services) and (3) Products and Services billed to consumers by Local Exchange Carriers (LEC Billed products and

TRAFFIX, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

services-inactive during the three months ended February 28, 2002). The balance of the Company’s operations, immaterial individually and in the aggregate, are included as part of Corporate and other. This business segment delineation is consistent with the Company’s management and financial reporting structure based on products and services. The Company evaluates performance based on many factors, with the primary criteria being each segment’s (a) gross profit and (b) net income excluding (i) special charges, (ii) interest expense, (iii) interest and dividend income, (iv) net gains (losses) on the sale of marketable securities, (v) long-lived asset impairment charges, (vi) gains on non-monetary cost basis exchanges, (vii) other non-operating income, (viii) minority interest income (loss), (ix) depreciation, (x) amortization and (xi) income taxes. The Company shares a common workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate and other. The following tables set forth the Company’s financial results, by management performance criteria, by operating segment. All revenues are from non-intersegment sources; therefore no intersegment elimination applies.

     Segment Data — Net Revenue

	February 28,	February 28,
	2002	2001

For the three months ended:
E-commerce	$11,634,450	$4,120,566
Off-line Customer Acquisition Services	736,447	—
LEC Billed Products and Services	—	804,988

Consolidated totals	$12,370,897	$4,925,554

     Segment Data — Gross Profit

	February 28,	February 28,
	2002	2001

For the three months ended:
E-commerce	$8,321,061	$3,123,746
Off-line Customer Acquisition Services	671,225	(13,127)
LEC Billed Products and Services		747,909

Consolidated totals	$8,992,286	$3,858,528

     Segment Data — EBITDA

	February 28,	February 28,
	2002	2001

For the three months ended:
E-commerce	$3,199,525	$1,238,631
Off-line Customer Acquisition Services	37,370	(135,068)
LEC Billed Products and Services	—	666,786
Corporate and other	(1,087,407)	(816,158)

Consolidated totals	$2,149,488	$954,191

TRAFFIX, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

     Segment Data — Depreciation and Amortization

	February 28,	February 28,
	2002	2001

For the three months ended:
E-commerce	$164,684	$6,434
Off-line Customer Acquisition Services	4,503	—
LEC Billed Products and Services	—	—
Corporate and other	64,508	55,359

Consolidated totals	$233,695	$61,793

8. Asset Acquisitions

      In December 2001, the Company acquired the assets of the following two entities for a total cost of $1,676,682:

•	InfiKnowledge, a software development and Internet services firm based in New Brunswick, Canada, with the key assets purchased including an email delivery system, a suite of over 50 on-line games, as well as a team of highly skilled, interactive game developers whom the Company believes possess the capabilities to enhance, develop and add support to its on-line marketing business and provide economies for the Company’s email delivery platform.

•	ThanksMuch, a Woodmere, New York based company that specializes in the on-line sale of costume jewelry and other small gift items. The Company anticipates that the assets acquired, coupled with the management team who will continue to run the business, will be utilized to provide an opportunity for increased revenue, gross profits and cash flows in future fiscal periods.

The total purchase price components are set forth below: (a) cash of $897,500, of which $697,500 was paid simultaneous with the respective asset acquisition closings in December 2001; and $200,000 of which is payable on December 6, 2002, which is included as a component of the Company’s accrued expenses as at February 28, 2002, and relates to the cash portion of the InfiKnowledge assets purchased; and (b) 117,521 shares of the Company’s common stock, valued at $6.20 per share, which accounted for the additional consideration in the InfiKnowledge asset acquisition. Of the total share consideration, 39,174 of such shares were issued at closing, and 78,347 shares remain issuable, with 39,174 shares to be issued on December 6, 2002 and 39,173 shares to be issued on December 6, 2003. The issuable shares were considered as outstanding common shares in the computation of both basic and diluted weighted shares outstanding for the period December 6, 2001 to February 28, 2002. Goodwill and other intangible assets recognized in the transactions amounted to $1,477,000, of which approximately 90%, or $1.3 million, is expected to be deductible for income tax purposes. The goodwill and other intangibles were assigned to the E-commerce segment. The purchase price allocation has yet to be finalized pending the review of certain items regarding identifiable intangibles and goodwill. It is estimated that this review will be completed in the Company’s quarter ending May 31, 2002 and such final allocation is anticipated to have an immaterial impact, if any, on amortization expense.

9. Subsequent events

      On April 5, 2002, the Company received the final installment related to the arbitration award granted to the Company during the fiscal year ended November 30, 2001 in the Talk.com proceedings. This final installment, with interest, was approximately $2.5 million in the aggregate.

TRAFFIX, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS — (Continued)

(Unaudited)

10. Litigation

      1. Philip Michael Thomas — In an arbitration before the American Arbitration Association in New York entitled Philip Michael Thomas, PMT Productions Inc., Kaye Porter Management, RMI Entertainment, Inc., Millennium Telemedia, Inc., Claimants v. New Lauderdale, LLC d/b/a Calling Card Co., Psychic Readers Network, Inc. d/b/a PRN Telecommunications, and Quintel Entertainment, Inc. (No. 131400004900), the claimants allege that they are owed an aggregate of $8,573,339, with interest of $3,576,264, arising from agreements among the parties pursuant to which the respondents were permitted to use Mr. Thomas’ name and likeness in connection with certain programs and membership clubs and pursuant to which he was to make certain infomercials. The claimants allege that they were not paid the appropriate percentage of revenues allegedly due them and have asserted claims for fraud and deceit, constructive fraud, civil conspiracy, breach of constructive trust, quantum meruit/ unjust enrichment, and unauthorized publication of Mr. Thomas’ name and likeness. Hearings on the arbitration were held between February 25, 2002 and March 1, 2002, and the proceedings are expected to be completed by the end of April, 2002. A decision by the arbitrator is expected to be issued within the next 3 months. The Company believes that there is no merit to the claims and has been and intends to continue to vigorously defend against them.

      2. Nancy Garen — On or about October 16, 2001, Nancy Garen, author of “Tarot Made Easy”, commenced an action against a series of defendants, including the Company, in the United States District Court for the Central District of California, entitled Nancy Garen v. Steven L. Feder, Peter L. Stolz, Thomas H. Lindsey, Galactic Telcom, Inc., Access Resource Services, Inc., Psychic Readers Network, Inc. d/b/a Miss Cleo, Oshun 5 Communications, Inc., Circle of Light, Inc., Central Talk Management, Inc., Traffix, Inc., Wekare Readers & Interpreters, Inc., West Corporation, and Does 1 through 10 (EDCV 01-790 (VAP-SGLx)). Plaintiff alleges that defendants are liable for a copyright infringement, contributory copyright infringement, vicarious copyright infringement, unfair competition, contributory federal unfair competition and state statutory and common law unfair competition, and further requests a constructive trust, a temporary restraining order, and damages from alleged infringement of a copyright or, alternatively, statutory damages for each act of infringement in “an amount provided by law in excess of $250,000,000”, all as the same may have arisen from the defendants’ marketing of tarot card reading and other psychic services. The Company does not believe that there is any merit to Ms. Garen’s claims as they relate to the Company, has denied the claims in its answer to the complaint, and intends vigorously to defend against the claims.

      3. Mavies Wingler — On or about May 9, 2001, Mavies Wingler commenced an action against Group Lotto, Inc. (“GLI”), a wholly owned subsidiary of the Company in the Circuit Court of Logan County, West Virginia. Ms. Wingler claims to have picked the winning numbers entitling her to $10 million. On June 8, 2001, the action was removed to the United States District Court, Southern District of West Virginia, and is entitled Wingler v. GroupLotto, Inc., Docket Number 2:01 — CV — 518. The action is in the discovery stage. The Company does not believe that there is any merit to Ms. Wingler’s claim, and intends vigorously to defend against it. GLI has a contract of indemnification with SCA Promotions, Inc. to be indemnified for prizes paid out to qualified winners.

      4. Daniel Rodgers — In March, 2002, Daniel Rodgers commenced an action against the Company in Supreme Court of the State of New York, Rockland County. The complaint alleges that the Company disseminated false and misleading advertisements through email advertisements and through the website of its subsidiary, GroupLotto.com. Mr. Rodgers purports to represent a class consisting of those who, during the period January 1, 2001 and March 5, 2002, provided their name, address, email address and other biographical information in response to the email advertisements or in response to the Grouplotto web page. The Complaint purports to allege claims of common law fraud, deceptive acts and practices, and false and misleading advertising under New York law. The Complaint seeks injunctive relief, unspecified monetary damages, and attorneys’ fees. The Company has not yet filed an answer to the Complaint, but believes that there is no merit to the claims and intends vigorously to defend against them.

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

Overview

      We are a leading on-line database marketing company that acquires customers and generates sales for our corporate clients. We provide complete end-to-end marketing solutions for companies seeking to increase sales and customers through on-line marketing programs. The services we offer range from the development of a complete creative promotion to be used to market the client’s product to consumers, broadcasting the promotion on-line in order to generate new customers for the client, delivery of data files from the results of campaigns, creating and hosting the customized websites or Web pages necessary to effect the consumer transaction that drives the clients’ sales and generating comprehensive reporting in order for the client to analyze the effectiveness of the promotion. We use the proprietary on-line media of our websites, newsletters, interactive games, email marketing and our database of permission-based, profiled records to generate the customers, sales and/or leads for our clients. We are paid by our clients primarily on a success- based model in that we receive a fee for every lead, customer or sale generated for the client. In addition to our client-based revenue, we recently began generating revenue from our products and services (e.g., costume jewelry and inexpensive gift items) and from the sales and rentals (for use both on-line and off-line) of our proprietary, profiled databases.

Background

      From our inception in 1993 (under the name “Quintel Communications, Inc.”) through 1999, we generated the bulk of our revenue from database marketing using the traditional media of television, postal mail and telemarketing. In 2000, we repositioned our database marketing business to the on-line media of the Web. Applying the direct marketing disciplines honed from our years of operating in the “off-line” media, our management believes it is able to provide significantly enhanced response-based results in a more cost-efficient and scalable manner via on-line marketing. In addition, as a result of our direct marketing background, we believe we are able to design on-line marketing programs to cost-effectively generate traffic and leads for traditional direct marketing media channels, such as inbound and outbound telemarketing and direct mail.

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

      GroupLotto.com. The GroupLotto website offers consumers the opportunity to win up to $10 million daily in a free, on-line lottery. The lottery prizes are indemnified by an independent, third-party agency. In order to play, each consumer must provide complete and accurate registration information and agree to receive (“opt-in”) marketing messages from GroupLotto and our marketing partners. The interactive media on this website includes registration pages, game banners, and “pop-ups”, the purpose of which is to generate web traffic, leads and sales. Revenue is generated at this website from our corporate clients who pay for such traffic, leads and sales. We generate our bulk consumer traffic to this website through email marketing to lists of consumers who have indicated an interest in our marketing programs by opting in to receive such offers.

      Similar to the GroupLotto website, we generate results for our clients through several other interactive games and products. For example, we market through a “scratch and win” game that offers consumers the chance to instantly find out if they have won any number of prizes. The consumer plays the game by “scratching” with the mouse certain parts of the entry ticket to uncover the results. These games can be “pushed” to consumers by delivering them to the player’s email inbox.

      We recently launched www.prizecade.com, a destination website where consumers have access to parlor, arcade and casino style games. We intend to use these games to generate revenue from our clients in a similar manner as the GroupLotto model. We believe these games could also offer other new revenue opportunities, such as brand marketing.

      Email Marketing. One of our most important revenue sources is direct marketing via email. Each program that we market for our clients can be implemented not only through the interactive games and “pop-ups”, but also, and often primarily, through email marketing. We currently have approximately 50 million profiled, permission-based records which have been acquired under a number of affinity group based brands.

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

      Syndication. After we develop a campaign that works efficiently on our proprietary media, we often “syndicate” the program to third-party media. Typically, we have expended time, media and other costs in developing certain campaigns. In exchange for this invested effort, we obtain the right to market those campaigns to a list of other on-line media companies. We enter into agreements with these other on-line media companies to run the campaigns generally on a fee-share arrangement. We believe these media companies benefit by receiving an immediately marketable, fully-packaged and tested marketing program. As a result, we believe we are able to leverage campaigns we have developed (including our proprietary products and services) so that we can generate additional revenue with virtually no costs or risks associated with such business extension.

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

      The Company’s expansion in, and dependence on, its on-line direct marketing efforts, coupled with the continued unproven reliability and profitability, and potential seasonality, of the E-commerce marketplace, should be considered when referring to the Company’s current three month results, as well as its prior historical results, in evaluating the potential for the Company’s future operations, cash flows, and financial position.

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

      During the three months ended February 28, 2002 and 2001, we generated revenue from three segments: E-Commerce, Off-line Customer Acquisition and LEC Billed Products. The E-Commerce segment realized significant growth during the three months ended February 28, 2002 and the fiscal year ended November 30, 2001, when compared to the prior comparable periods, and currently represents the core of our business operations. Revenue in the E-commerce segment is generated primarily from marketing third party products and services on our websites and through e-mail promotions. The Off-Line Customer Acquisition segment consists of revenue generated by us through off-line direct marketing channels. Historically, this segment’s activities were primarily telemarketing. The LEC Billed Products segment represents telecommunications-related products and services marketed by us directly to consumers who are billed by local exchange carriers on the consumer’s telephone bill.

      The Company evaluates performance based on many factors, with the primary criteria being each segment’s (a) gross profit and (b) EBITDA, which is net income excluding (i) special charges, (ii) interest expense, (iii) interest and dividend income, (iv) realized net (losses) gains on marketable securities, (v) permanent impairment charges, (vi) gains on nonmonetary cost basis exchanges, (vii) other nonoperating income (loss), (viii) minority interest income (loss), (ix) depreciation, (x) amortization and (xi) income taxes. The Company shares a common workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate and other.

Results of Operations

      The following is a discussion of the financial condition and results of operations of the Company for the three-month periods ended February 28, 2002 and February 28, 2001, respectively. It should be read in conjunction with the Company’s Form 10-K as filed for the year ended November 30, 2001, the Notes thereto and other financial information included elsewhere in this report.

Three Months Ended February 28, 2002 and February 28, 2001

      The Company’s net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three month periods ended February 28, 2002 and February 28, 2001, are detailed in the following tables:

  Segment Data — Net revenues, by segment component

	Three Months Ended
	February 28,		Change	Change
			Inc(Dec)	Inc(Dec)
	2002	2001	$$$	%%%

E-commerce components
GroupLotto and other web sites	$2,437,033	$1,087,544	$1,349,489	124%
Net branch commission fees	129,961	—	129,961	100%
Email marketing programs	7,913,984	2,659,123	5,254,861	198%
Data sales and rentals	734,476	373,899	360,577	96%
Sales of jewelry and gifts	198,678	—	198,678	100%
Internet game development and other	220,318	—	220,318	100%

Total E-commerce	11,634,450	4,120,566	7,513,884	182%

Off-line Customer Acquisition Services components
Net branch commission fees	736,447	—	736,447	100%

Total Off-line Customer Acquisition Services	736,447	—	736,447	100%

LEC Billed Products and Services components
“900” Entertainment Service royalties	—	486,406	(486,406)	-100%
Enhanced Services, principally voice mail	—	318,582	(318,582)	-100%

Total LEC Billed Products and Services	—	804,988	(804,988)	-100%

Consolidated Net Revenues	$12,370,897	$4,925,554	$7,445,343	151%

      Net Revenue increased $7,445,343, or 151%, to $12,370,897 for the three months ended February 28, 2002 from $4,925,554 in the comparable prior year period. The primary component of the increase was attributable to an approximate $7.5 million increase in the Company’s E-commerce segment combined with an increase of $736,447 from the Company’s Off-line Customer Acquisition services segment. These increases were partially offset by a decrease of $804,988 in the Company’s LEC Billed Product and Services legacy segment. The E-commerce segment revenue increase resulted from the Company’s increasing focus on generating revenue from its current core business, on-line direct marketing. The Company expects this segment to continue to represent the substantial part of the Company’s revenue in future fiscal periods.

      The growth in the Company’s E-commerce segment was primarily attributable to approximately $7.9 million in revenue generated from the segment’s email marketing program sub-set. This represented a $5.2 million increase over the prior year’s $2.7 million in revenue generated from such segment’s sub-set. This substantial increase of approximately 198% over the prior year’s comparable period was primarily the result of the Company’s acquisition of significant volumes of permission-based email records, extension of the quantity and quality of third party (client) offers being emailed to the databases and greater efficiencies in the Company’s email delivery programs. In the prior year’s comparable period, the Company had been in the early stages of developing and carrying out its online strategy. The sub-set of email marketing program revenue represented approximately 64% of the Company’s consolidated net revenue for the three months ended February 28, 2002. Any change in the Internet operating landscape that materially hinders the Company’s current ability and/or cost to deliver commercial email messages to the consumer records in its databases, and the consumer records in the databases of its affiliates, could potentially cause a material impact in future fiscal period net revenue growth and gross margin, and therefore, our profitability and cash flows could be adversely affected.

      The Company’s E-commerce segment’s web site sub-set realized an increase in revenues of approximately $1.3 million, or 124%, when comparing the three months ended February 28, 2002 ($2.4 million) with the three months ended February 28, 2001 ($1.1 million). This increase is the result of the Company’s shift from low priced “click through” revenue to higher revenue generating registration, lead generation and on-line customer acquisition based revenue. The Company generates a significant portion of its site traffic from email marketing. A change in the Internet operating landscape that materially hinders the Company’s current ability and/or cost to deliver email messages to the consumer records in its databases, and the consumer records in the databases of its affiliates, could potentially cause a material impact in future fiscal period net revenue growth and gross margin, and therefore, our profitability and cash flows could be adversely affected.

      Additional increases in the Company’s consolidated revenues were attributable to new sub-sets added to the E-commerce segment during the three months ended February 28, 2002 when compared to the three months ended February 28, 2001. The combined revenue resulting from the new sub-sets amounted to $689,216 and is detailed as follows: (a) $129,961 of such increase related to the Company’s majority owned subsidiary, Montvale Management LLC, that provides services under a net branch agreement with licensed mortgage banking and brokerage companies in the acquisition of candidates for new mortgages and the refinancing of existing debt, which subsidiary also conducts the same services off-line and is the sole component of the Company’s Off-line Customer Acquisition Services segment revenue of $736,447; (b) $198,678 of such increase relates to the on-line sales of jewelry and gifts by the Company’s new subsidiary, ThanksMuch, Inc., which was formed with the assets acquired from a closely held private company on December 14, 2001, all as more fully described in Note 8 to the financial statements; (c) $120,318 of such increase relates to the Internet game development revenues generated by the Company’s new subsidiary, InfiKnowledge ULC, which was formed with the assets acquired from a closely held private Canadian company on December 6, 2001, all as more fully described in Note 8 to the financial statements; and (d) the balance of such increase, or $100,000, was attributable to a web marketing, design and development contract executed and completed by the Company during the three months ended February 28, 2002.

      The increases in revenues from the Company’s E-commerce segment and Off-line Customer Acquisition Services segment were partially offset by a decrease of $804,988 in revenues from the Company’s LEC Billed Products and Services segment. A portion of the decrease, or $486,406, resulted from the expiration in the three months ended February 28, 2001 of certain agreements pursuant to which the Company had been paid a royalty fee (with virtually no corresponding costs) to refrain from conducting, marketing, advertising or promoting certain LEC Billed Products and Services. The three months ended February 28, 2002, did not include any revenue related to these services and the Company does not anticipate re-entering that market. The balance of the decrease in LEC Billed Product and Service segment revenue, or $318,582, resulted from the Company’s elimination of billing voice mail services under its contract with the service bureau known as Federal Transtel, Inc. (“FTT”) in October 2001. FTT has since filed for protection under the United States Bankruptcy Code.

      See “Transactions with Major Customers” and Securities and Exchange mandated FR-60 disclosures following the “Liquidity and Capital Resources” section for a further discussion of the significant customer concentrations, critical accounting policies and estimates, and other factors that could affect future results.

      The Company’s cost of revenues during the three months ended February 28, 2002 and February 28, 2001 were comprised of (1) direct and indirect marketing costs associated with the procurement and retention of consumers for its databases, including direct response email marketing costs, data purchases, promotional costs and premium fulfillment costs, and (2) the related contingent-based prize indemnification expense, billing fees, collection fees, and customer service costs.

      The Company’s cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three month periods ended February 28, 2002 and February 28, 2001 are set forth below:

     Consolidated Cost of Sales, by Segment, by Component

	For the Three Months Ended
			Change	Change
	February 28,	February 28,	Inc(Dec)	Inc(Dec)
	2002	2001	$$$	%%%

E-commerce
Advertising, promotion and fulfillment costs
Email marketing and related delivery costs	$1,445,811	$427,162	$1,018,649	238%
Data purchases and premium costs	1,763,063	442,413	1,320,650	299%
Promotional and creative development costs	14,660	19,750	(5,090)	-26%

Total E-commerce — Advertising	$3,223,534	$889,325	$2,334,209	262%

Service Bureau fees
Contingent based prize indemnification costs	$89,855	$107,495	$(17,640)	-16%

Total E-commerce Cost of Sales	$3,313,389	$996,820	$2,316,569	232%

Off-line Customer Acquisition Services
Advertising, promotion and fulfillment costs
Telemarketing, direct mail and related costs	$65,222	$5,563	$59,659	1072%
Premium fulfillment costs	—	7,564	(7,564)	—100%

Total Off-line Acquisition Cost of Sales	$65,222	$13,127	$52,095	397%

LEC Billed Products and Services
Service Bureau fees
Billing and collection fees	$—	$57,079	$(57,079)	-100%

Total LEC Billed Cost of Sales	$—	$57,079	$(57,079)	-100%

Total Cost of Sales	$3,378,611	$1,067,026	$2,311,585	217%

      Cost of sales on a consolidated basis increased $2,311,585, or 217%, to $3,378,611 for the three months ended February 28, 2002 from $1,067,026 in the comparable prior year period.

      On a segmental level, the Company’s E-commerce segment cost of sales increased approximately $2.3 million, or 232%, to $3.3 million during the three months ended February 28, 2002, when compared to $996,820 incurred in the prior year’s comparable period. The Company’s continuing strategy of increased focus on generating revenues from direct marketing campaigns delivered on-line was the primary factor contributing to this increase. The Company realized marketing costs for email delivery of $1,445,811 in the current fiscal quarter ended February 28, 2002, representing an increase of $1,018,649, or 238%, when compared to $427,162 in email delivery costs incurred in the prior year’s comparable period. In December 2001, the Company acquired the assets of a Canadian-based technology company (InfiKnowledge). The Company anticipates that the integration of the acquired assets, technology and human resources into its operations and email delivery platform will reduce the unitary costs of its email promotions and serve to preserve and/or improve operating margins. As previously mentioned, any change in the Internet operating landscape that materially hinders the Company’s current ability to deliver email messages to the consumer records used in its email marketing programs could potentially cause the Company to fail to realize the anticipated cost savings attributable to the assets acquired from InfiKnowledge.

      The Company realized costs for data purchases necessary to build and maintain its marketing databases of approximately $1.4 million and approximately $350,000 for premium costs related to redemption obligations for certain of its email marketing programs. These costs represent an increase of approximately $1.3 million, or 299%, over data purchase costs of $442,413 during the three months ended February 28, 2001.

In the prior fiscal year’s comparable period the Company had immaterial costs relative to redemption obligations.

      The Company uses the services of an agency for the provision of indemnification coverage in the event the GroupLotto site produces a winner in one of its free on-line lottery games. The costs attributable to the provision of such indemnification coverage decreased approximately $17,000, or 16%, when compared with the three months ended February 28, 2001. The reason for this decrease was due to a slight decrease in the games played at the GroupLotto.com site.

      The Company’s Off-line Customer Acquisition segment cost of sales increased $52,095, or 397%, to $65,222, when compared to $13,127 during the three months ended February 28, 2001. The increase was attributable to the Company’s majority-owned-subsidiary (Montvale Management LLC) which was inactive during the three months ended February 28, 2001.

      The balance of the decrease in cost of goods sold relates to the LEC Billed Product and Service segment and amounted to a reduction of $57,079. This reduction resulted from the Company’s elimination of billing voice mail services under its contract with the service bureau known as Federal Transtel, Inc. (“FTT”) in October 2001. FTT has since filed for protection under the United States Bankruptcy Code.

      The Company’s gross profit in terms of dollars, on a segmental basis, and the Company’s gross profit percentage, on a segmental basis, for each of the three month periods ended February 28, 2002 and 2001 are set forth below:

Consolidated Gross Profit, by Segment

	For the Periods:
	Three Months Ended
			Change	Change
	February 28,	February 28,	Inc(Dec)	Inc(Dec)
	2002	2001	$$$	%%%

E-commerce	$8,321,061	$3,123,746	$5,197,315	166%
Off-line Customer Acquisition services	671,225	(13,127)	684,352	5213%
LEC Billed products and services	—	747,909	(747,909)	-100%

Consolidated Totals	$8,992,286	$3,858,528	$5,133,758	133%

Consolidated Gross Profit Percentages, by Segment

	For the Periods:
	Three Months Ended		Absolute	Relative
			Percentage	Percentage
	February 28,	February 28,	Change	Change
	2002	2001	Inc(Dec)	Inc(Dec)

E-commerce	71.5%	75.8%	-4.3%	-5.7%
Off-line Customer Acquisition services	91.1%	0.0%	91.1%	100.0%
LEC Billed products and services	0.0%	92.9%	-92.9%	-100.0%

Consolidated Gross Profit Percentage	72.7%	78.3%	-5.6%	-7.2%

      Consolidated Gross Profit Percentage (“Gross Margin”) as a percentage of net revenue was 72.7% during the three months ended February 28, 2002, compared to 78.3% in the prior year’s comparable fiscal period, representing an absolute percentage point decrease of 5.6%, or a 7.2% decline on a relative basis.

      On a segmental basis, the Company’s E-commerce segment accounted for the majority of the decrease in margin when compared to the comparable prior fiscal period. The 4.3% absolute percentage point decrease resulted from the Company’s increased costs associated with data purchases, which are fully expensed at the time of receipt. The Company anticipates that this expensing policy could provide a margin improvement benefit in future fiscal periods through the continued marketing to such acquired data. An additional factor contributing to the slight decline in the gross margin percentage is attributable to the costs of fulfillment obligations related to the Company’s email marketing program conducted for a prominent long distance service provider. Such costs approximated $350,000 in the quarter ended February 28, 2002. During the prior year’s comparable period the Company did not have an email program that generated significant fulfillment costs. Changes in the gross margins generated from the Company’s Off-line Customer Acquisition Services segment and LEC Product and Services segment primarily offset each other in terms of dollars and percentages. See the previous discussions of net revenues and cost of sales for a detailed discussion of such segments.

      The Company’s Selling Expenses and General and Administrative Expenses for each of the three months ended February 28, 2002 and February 28, 2001 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

	For the Periods:
	Three Months Ended
			Change	Change
	February 28,	February 28,	Inc(Dec)	Inc(Dec)
	2002	2001	$$$	%%%

E-commerce
Fee share commissions	$1,749,196	$157,649	$1,591,547	1010%
Other commissions	480,882	—	480,882	100%
Selling salaries and related expenses	406,499	321,986	84,513	26%
Occupancy and equipment costs	7,200	6,800	400	6%
Travel and entertainment	107,242	29,449	77,793	264%

Total Selling — E-commerce segment	$2,751,019	$515,884	$2,235,135	433%

Off-line Customer Acquisition Services
Fee share commissions	$—	$—	$—	0%
Other commissions	—	—	—	0%
Selling salaries and related expenses	388,785	—	388,785	100%
Occupancy and equipment costs	22,029	—	22,029	100%
Travel and entertainment	6,735	—	6,735	100%

Total Selling — Off-line segment	$417,549	$—	$417,549	100%

Consolidated Totals	$3,168,568	$515,884	$2,652,684	514%

      Selling expenses on a consolidated basis increased approximately $2.7 million, or 514%, from $515,884 during the three months ended February 28, 2001 to $3,168,568 during the three months ended February 28, 2002. The increase was primarily attributable to the Company’s E-commerce segment, with an increase of approximately $2.2 million, and increases of $417,549 in selling expenses in the Company’s Customer Acquisition Services segment.

      The significant factors contributing to the increase in selling expenses were (a) increased fee share commissions incurred in the Company’s E-commerce segment of approximately $1.6 million; and (b) increased selling-based compensation and other related selling costs ($84,513 and $559,075, respectively) arising from the expansion of the Company’s E-commerce segment’s sales force and selling activities.

      Regarding the increase in fee share commissions, during the fiscal year ended November 30, 2001, the Company significantly expanded the practice of marketing promotional offers on behalf of its marketing clients (“Clients”) to third party databases on a fee share commission basis. The fee share commission relationship generally arises after the Company concludes a contractual arrangement with a Client pursuant to which the Company modifies or develops the copy, offer form and promotional materials for the Client’s product or service. The Company then tests the promotion, and agrees to deliver a minimum level of new customers, and/or targeted leads to the Client. Simultaneously with the execution of these contractual arrangements, the Company often obtains the rights from the Client to market their promotions to a list of third parties with whom the Company has marketing relationships (the “Third Parties”). The Company enters into contracts with each Third Party with whom it intends to market Client promotions. The terms of these agreements generally provide that the Third Party has the right to (i) approve the creative materials for each promotion, (ii) approve the timing of each promotion’s mailing, (iii) terminate the contract on short notice, and (iv) reject any promotion for any reason. Each agreement also restricts the Third Party from doing business with the client other than through the Company for the period of time covered by the agreement, and sets forth the terms of the Third Party’s compensation. Payments are performance based only and are either fixed fees paid for each customer or lead generated for the Client, or a revenue share that is a percentage of the revenue generated (after deduction for certain direct costs) by the Company for marketing a particular product or service to a Third Party’s database. The Company utilizes Universal Resource Locater identifier links (“URLs”) when promotions are mailed to a Third Party database. It is the URL’s that form the tracking mechanism by which the Client reports results to the Company, and the Company is able to account for revenue generated under the fee share arrangement with Third Parties.

      Selling expenses within the Company’s Off-line Customer Acquisition Services segment increased $417,549, or 100%, when compared to the prior year’s comparable period. The Company expects that in the balance of the fiscal year ended November 30, 2002 it will realize an increase in this segment’s selling expenses based on the anticipated expansion of the operations of its majority owned subsidiary, Montvale Management LLC, which conducts business off-line, as well as on-line, as a net branch for licensed mortgage banking and brokerage companies.

      The Company’s general and administrative expenses (“G&A”) are principally comprised of (i) compensation costs and related expenses for executive, finance, information systems and general administration personnel; (ii) professional fees (which include legal, audit, accounting, tax, public relations, database management and consulting, and public company related printing costs); (iii) insurance costs; (iv) occupancy and other equipment rental costs; (v) site development, maintenance and modification costs related to the Company’s E-commerce segment; and (vi) all other general and miscellaneous corporate expense items.

     Consolidated General and Administrative Expenses, by segment, by component

	For the Periods:
	Three Months Ended
			Change	Change
	February 28,	February 28,	Inc(Dec)	Inc(Dec)
	2002	2001	$$$	%%%

E-commerce
Compensation costs and related expenses	$1,115,395	$408,715	$706,680	173%
Professional fees	358,062	122,119	235,943	193%
Insurance costs	112,143	55,064	57,079	104%
Occupancy and equipment costs	72,920	57,458	15,462	27%
Site development, maintenance and modifications	220,046	616,158	(396,112)	-64%
All other SG&A expenses	327,301	116,151	211,150	182%

TOTAL G&A — E-commerce segment	$2,205,867	$1,375,665	$830,202	60%

Off-line Customer Acquisition Services
Compensation costs and related expenses	$—	$39,767	$(39,767)	-100%
Professional fees	3,120	—	3,120	100%
Insurance costs	1,095	61,864	(60,769)	-98%
Occupancy and equipment costs	—	6,632	(6,632)	-100%
All other SG&A expenses	216,594	13,678	202,916	1484%

TOTAL G&A — Off-line segment	$220,809	$121,941	$98,868	81%

	For the Periods:
	Three Months Ended
			Change	Change
	February 28,	February 28,	Inc(Dec)	Inc(Dec)
	2002	2001	$$$	%%%

LEC Billed Products and Services
Compensation costs and related expenses	$—	$39,624	$(39,624)	-100%
Insurance costs	—	30,932	(30,932)	-100%
Occupancy and equipment costs	—	6,632	(6,632)	-100%
All other SG&A expenses	—	3,935	(3,935)	-100%

TOTAL G&A — LEC segment	$—	$81,123	$(81,123)	-100%

Corporate and other
Compensation costs and related expenses	$579,845	$559,935	$19,910	4%
Professional fees	272,667	196,426	76,241	39%
Insurance costs	114,359	845	113,514	100%
All other SG&A expenses	185,044	114,311	70,733	62%

TOTAL G&A — Corporate and other	$1,151,915	$871,517	$280,398	32%

Consolidated Totals	$3,578,591	$2,450,246	$1,128,345	46%

      General and Administrative expenses (“G&A”) on a consolidated basis increased approximately $1.1 million, or 46%, when comparing G&A of $2,450,246 from the three months ended February 28, 2001 to G&A of $3,578,591 incurred during the three months ended February 28, 2002. The net increase was attributable to (a) the Company’s E-commerce segment (approximately $830,000, or 74% of total increase), with such increase related to increased compensation costs, professional fees and other G&A, offset by a decline in maintenance costs associated with the Company’s web sites, all required to support the 182% increase in revenues generated by such segment during the three months ended February 28, 2002; (b) increases attributable to the Company’s Off-line Customer Acquisition Services (approximately $99,000, or 9% of total increase), with such increase related to G&A necessary to support the segment’s growth in revenues from $0 in fiscal 2001’s first quarter to approximately $736,000 during the three months ended February 28, 2002; and (c) an increase in other corporate overhead (approximately $280,000, or 25%, of total increase) not specifically identifiable to the Company’s operating segments, with such cost increase including (i) directors and officers liability insurance, (ii) professional fees incurred in the defense of actions arising from legacy operations, and (iii) other nonallocable G&A aggregating approximately $71,000. These overhead increases were slightly offset by an approximate $81,000 decrease in overhead attributable to the Company’s currently inactive LEC Billed Product and Services segment.

Other Income (Expense)

      The Company’s components of “Other income (expense)” for the three months ended years ended February 28, 2002 and 2001 are set forth below:

     Consolidated Other Income (Expense)

	For the Periods:
	Three Months Ended
			Change	Change
	February 28,	February 28,	Inc(Dec)	Inc(Dec)
	2002	2001	$$$	%%%

Other income (expense):
Interest expense	$(10,502)	$—	$(10,502)	100%
Interest income and dividends	210,213	649,952	(439,739)	-68%
Net (losses) gains on sale of marketable securities	62,593	—	62,593	100%
Permanent impairment charges	—	(4,690,258)	4,690,258	-100%
Other non-operating income:
Residual revenues from terminated programs	—	8,467	(8,467)	-100%
Other miscellaneous income	9,437	—	9,437	100%
Liquidation proceeds on prior year impairment loss	125,000	—	125,000	100%
Minority interest (income) loss	(26,647)	—	(26,647)	-100%

Total Consolidated Other Income (Expense)	$370,094	$(4,031,839)	$4,401,933	-109%

      Consolidated Other Income (Expense) increased approximately $4.4 million, from approximately ($4.0 million) in net expense for the three months ended February 28, 2001 to approximately $370,000 of income for the three months ended February 28, 2002.

      The primary factors contributing to the net increase, in the order of the table set forth above, are as follows:

      (a) A decrease in interest and dividend income of approximately $439,739 resulting from significant decreases in the interest rates available on short-term commercial paper during the three months ended February 28, 2002, coupled with a decreased amount of cash available for commercial paper investment, resulting from an approximate $6 million stock redemption and net federal income tax payments of approximately $6.1 million for a settlement of tax audits relating to the calendar years 1996 through 1998 (for which the related federal tax expense had been charged to operations in prior fiscal periods), with both events occurring after February 28, 2001, and prior to December 1, 2001;

      (b) An increase in gains realized through sales of marketable securities approximating $63,000 during the three months ended February 28, 2002. The quarter ended February 28, 2001 did not include sales of marketable securities.

      (c) During the three months ended February 28, 2002, the Company did not incur losses from asset impairments. During the three months ended February 28, 2001 the Company realized losses, through a permanent impairment, of approximately $4.1 million on marketable securities resulting from significant declines in the values of such marketable equity securities held in the Company’s investment portfolio. These losses were deemed to be other than temporary. Additionally, during the three months ended February 28, 2001, the Company realized a permanent impairment of $500,051 on a long-term investment that subsequently discontinued its operations in the third quarter of Fiscal 2001. As of February 28, 2002, the Company significantly reduced its exposure to market fluctuations in its investment portfolio by limiting the contents of such portfolio to approximately $22.1 million in high grade, short term, commercial paper and auction rate securities (with yields ranging from 2.4% to 3.8%, with maturities of 30 to 180 days), with only approximately $936,000 in high risk investments, consisting of common stock equities and real estate investment trust equities; and

      (d) An increase of $125,000 attributable to liquidation proceeds received from a prior year long-term investment that was entirely written off through an impairment charge in the fiscal year ended November 30, 2000.

Provision for Income Taxes

      The Company’s effective income tax rate is a result of the combination of federal income taxes at statutory rates, and state taxes, subject to the effects of valuation allowances taken against the “realizability” of deferred tax assets. The Company recorded income tax expense of $882,470 for the three months ended February 28, 2002 on pre-tax income of approximately $2,285,887. This equates to an effective tax rate of approximately 38.6%. This effective tax rate is less than the Company’s historically recognized tax rate due to the realization in the quarter of previously devalued deferred tax assets related to capital losses, coupled with the effect of interim period tax allocation. In the prior comparable period, the Company had recorded income tax expense of $631,418 on a pre-tax loss of approximately ($3,139,441). This effective tax rate relationship is the result of the Company taking a full valuation allowance during the three months ended February 28, 2002 against the future tax benefits attributable to the loss carryovers arising from permanent impairment charges of $4,690,258 incurred during such period. This deferred tax asset valuation allowance has been recorded during the first quarter of the fiscal year ended November 30, 2001 due to the absence of appreciated capital gain property (available for the potential generation of capital gain income) to offset the net capital losses generated by the impairment charges.

Liquidity and Capital Resources

      The Company’s financial and liquidity position remained strong as exhibited by the Company’s cash, cash equivalents, short-term marketable securities and marketable equity securities of approximately $35.5 million at February 28, 2002. Cash, cash equivalents, short-term marketable securities and equity securities were approximately $38.1 million at November 30, 2001. This decline of approximately $2.6 million was the result of the Company’s investment in working capital during the three months ended February 28, 2002, with the significant components of the investment being an increase in accounts receivable of approximately $2.2 million and a net decrease in current liabilities of approximately $1.6 million, coupled with asset acquisition payments of approximately $548,000 (net of cash acquired of approximately $149,000) and capital expenditures of approximately $490,000, offset by net cash flows approximating $2.9 million.

      On a comparative basis, the Company’s working capital improved between November 30, 2001 and February 28, 2002, by approximately $866,000.

      Trade accounts receivable as a percentage of net revenues for the three months ended February 28, 2002 was 77.3%. The Company’s days-sales-outstanding (“DSO”) in accounts receivable for the three month period ended February 28, 2002 was 70 days, compared to 47 days in the fourth quarter of Fiscal 2001 and 106 days in the prior year’s comparable period. The increase in the DSO for the three months ended February 28, 2002 over the prior year’s fourth quarter (sequential comparison) relates to the settlement, revenue recording and collection of the operating revenue portion of a business dispute arbitrated in Fiscal 2001.

      The majority of the Company’s customers are extended 30-day credit terms. The Company continually monitors customer adherence to such terms and constantly strives to improve the effectiveness of its collection efforts with the goal of achieving a DSO in the 40-day range. Future fiscal periods might not reflect this goal of a 40-day DSO, and might exceed the 70-day DSO recognized in the three month period ended February 28, 2002.

      Cash provided by financing activities during the three months ended February 28, 2002 amounted to $316,279, and included approximately $202,000 in proceeds generated by the exercise of the Company’s stock options and approximately $114,000 in proceeds (net of related costs and income taxes) related to an insider trading action brought against a former non-management insider. Such insider was required to return his deemed insider trading gains to the Company.

      Historically, the Company’s primary cash requirements have been used to fund the cost of advertising and promotion, with additional funds having been used in the purchasing of equipment and services in connection with the commencement of new business lines and further development of businesses being test marketed. During the fiscal year ended November 30, 2000, the Company executed its on-line direct marketing strategy. The Company’s future plans and business strategy continue to call for its Internet based E-commerce segment to be its primary operating focus, with such segment generating a material portion of future revenues. If the Company’s on-line activities fail to generate sufficient revenue, then the continuation of the Company’s on-line growth could have a material adverse impact on the Company’s capital and liquidity resources relating to possible expenditures for (a) marketing campaigns, (b) product development costs, (c) site development and maintenance and related technology based costs, (d) potential on-line business acquisitions, (e) costs associated with developing alternative means of e-mail promotion delivery, or (f) other unexpected and/or currently unidentifiable costs. During the three months ended February 28, 2002, the Company expended approximately $490,000 in capital expenditures to support its E-commerce activities. In December 2001, the Company acquired the assets of a Canadian based Internet technology company. The Company believes that this acquisition will decrease certain costs relative to its reliance on third parties in the provision of emailing services and other Internet hosting services. The realization of those proposed cost savings will require capital expenditures by the newly formed entity. Should the business climate, Internet operating environment or technology environment change significantly, the Company could be faced with circumstances that would limit or prevent its utilization of these capital expenditures. The Company expended approximately $200,000 in this asset acquisition (net of cash received of approximately $63,000).

      In December 2001, the Company also acquired the assets of a closely held private company for approximately $361,000 (net of cash received of approximately $74,000). The Company does not anticipate that this asset acquisition will require significant capital expenditures to maintain, or improve it operations.

      During the fiscal year ended November 30, 1999, the Company’s Internet business plan and strategy prompted the Company to terminate the active marketing of its legacy products and services. Accordingly, this legacy activity may contribute, but in a significantly decreasing degree, to the Company’s cash flows and net income in subsequent fiscal periods, as was the case during the year ended November 30, 2001 when compared to the years ended November 30, 2000 and 1999. This should be considered when using the Company’s historical results in evaluating future operations, cash flows and financial position. Nevertheless, the Company will continue to explore opportunities to offer other Off-line Customer Acquisition Services and LEC Billed Products and Services in the future.

      Under currently proposed operating plans and assumptions, management believes that projected cash flows from operations and available cash resources will be sufficient to satisfy the Company’s anticipated cash requirements for at least the next twelve months. Currently, the Company does not have any material long-term obligations other than those described in the note “Commitments and Contingent Liabilities” included in the Company’s financial statements included in this document, nor has the Company identified any long-term obligations that it contemplates incurring in the near future. As the Company seeks to further extend its reach into the E-commerce arena, as well as identify new and other consumer oriented products and services in the off-line arena, the Company may use existing cash reserves, long-term financing, or other means to finance such diversification.

Transactions with Major Customers

      During the three months ended February 28, 2002, the Company had five customers in its E-commerce segment, which accounted for approximately $7.4 million, or 60%, in the aggregate of consolidated net revenues during such period, and approximately $7 million, or 73%, in the aggregate of consolidated net accounts receivable as of February 28, 2002. For the three months ended February 28, 2002, three of these five customers had related net revenues that equaled or exceeded 10% of the Company’s consolidated net revenue for such period. Regarding the balance of the Company’s approximate customer base of 100 active customers in the quarter, no single customer had net revenues that equaled or exceeded 10% of consolidated net revenues for the three months ended February 28, 2002.

      During the three months ended February 28, 2001 the Company had three customers in its E-commerce segment which accounted for approximately 42% in the aggregate of consolidated net revenues during such period, and approximately 23% of consolidated net accounts receivable as of February 28, 2001.

Critical Accounting Policy and Accounting Estimate Discussion

      In accordance with the Securities and Exchange Commission’s (the “Commission”) Release Nos. 33-8040; 34-45149; and FR-60 issued in December 2001, referencing the Commission’s statement “regarding the selection and disclosure by public companies of critical accounting policies and practices”, the Company has set forth below what it believes to be the most pervasive accounting policies and estimates that could have a material effect on the Company’s results of operations and cash flows, if general business conditions or individual customer financial circumstances change in an adverse way relative to the policies and estimates used in the attached financial statements or in any “forward looking” statements contained herein.

Factors That Could Effect Future Results

  Revenue Recognition, Variable Costs and Bad Debts

      The Company currently earns the largest portion of its revenue from the E-commerce segment pursuant to marketing agreements with marketing partners and corporate customers (collectively, “Corporate Customers”). The provisions of each agreement determine the type and timing of revenue to be recorded. The Company invoices its customers in accordance with the terms of the underlying agreement, and the related marketing activity delivered and/or marketing service provided. Revenue is recognized at the time the marketing activity is delivered, or service is provided (normally, either daily or weekly), net of estimated contractually specified data qualification allowances, when applicable. Such data qualification allowances provide for reductions to the final amounts paid by the Corporate Customer, and typically consist of allowances for duplicate records delivered, invalid address records delivered, age restricted records delivered and other contractually determined reductions to the gross records delivered. The Company’s revenues are adjusted in later fiscal periods if the Company’s actual allowances vary from amounts previously estimated. Historically, the variance between actual allowances and previously estimated allowances has been immaterial. If events were to occur that would cause the Company’s actual allowances (which are recorded as offsets against gross revenue, as contra-revenues, in arriving at reported net revenue) to vary significantly from those originally estimated and reflected in the financial statements, the Company could suffer material deterioration in future fiscal period gross margins, therefore, our profitability and cash flows could be adversely affected.

      Certain obligations are recorded at the time revenue is recognized. They include costs payable to other on-line, as well as off-line, advertisers for registered user acquisitions and consumer data, fee sharing costs under third party database use agreements, e-mail message delivery costs, contingent based prize indemnification coverage (for potential free on-line lottery winners), premium fulfillment costs related to the promotion and all other variable costs directly associated with completing the Company’s obligations relative to the revenue recognized.

      Should the Internet operating landscape affecting the Company adversely change resulting in (a) higher costs of acquiring consumer data and registered users for the Company’s websites; (b) higher costs of acquiring data for our marketing partners, compromising such marketing partners’ ability to maintain adequate databases to allow for continued third party database use agreements; (c) the Company’s fiscal 2002 InfiKnowledge asset acquisition failing to reduce the cost of the Company’s e-mail delivery activities, or the Company being required to depend on third party e-mailing service bureaus to provide an increased portion of its commercial e-mail delivery at a cost in excess of anticipated internally generated costs, or other third party influence on the Company’s ability to deliver email message to the records in its databases, or the records in it marketing affiliates databases; (d) the Company’s contingent based prize indemnification premiums for indemnification coverage increasing due to an increase in the number of prize winners at the site, or other currently unknown factors; (e) the Company’s accruals for fulfillment obligations arising out of its promotions proving to be less than the actual redemptions processed in subsequent fiscal periods; or (f) unpredictable technology changes or commercial technology applications; then, if any one, or a combination, of the above factors were to materialize in subsequent fiscal periods, the Company could suffer material deterioration in future fiscal period revenue growth and gross margins, therefore, our profitability and cash flows could be adversely affected to a material extent.

      Revenue recognition is also subject to provisions based on the probability of collection of the related trade accounts receivable. We continuously evaluate the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition, or bankruptcy filings, of our customers. As a result of this review process, we record bad debt provisions to adjust the related receivables’ carrying amount to an estimated realizable value. Provisions for bad debts are also recorded due to the review of other factors, including (a) the length of time the receivables are past due, (b) historical experience, and (c) other factors obtained during the conduct of collection efforts. If circumstances change regarding our specific customers on an individual basis, or if demand for Internet direct marketing softens, or if a continuation of the current global economic downturn prevails, our estimates for bad debt provisions could be further increased, which could adversely affect our operating margins, our profitability and our cash flows.

  Continuation of Major Customers and Prospects of Majority-Owned Subsidiary

      During the three months ended February 28, 2002, the Company derived approximately $7.4 million, or 60% of its revenues, from five major customers. Three of such customers each exceeded 10% of net revenues, with the remaining two each accounting for approximately 5.5% of net revenues (11% in the aggregate). All five of the customers continued to conduct business with the Company at the date of this report. Should the Company not be able to continue its relationships with these companies on equivalent, or similarly favorable terms, or replace any of these companies with other third parties on similar revenue and gross margin generating terms, the Company could suffer material deterioration in future fiscal period revenue growth and gross margins and, therefore, our profitability and cash flows would be adversely affected. Our potential decreased profitability relative to such possible failure to continue current relationships, or our inability to replace them with new relationships, could be partially mitigated by the execution of reductions in our workforce. It is not known how rapidly the Company could respond with such reductions, if at all.

      During the three months ended February 28, 2002, the Company’s 51% majority-owned subsidiary, Montvale Management LLC, contributed approximately $866,000, or 7% of consolidated net revenues. The subsidiary became active in Fiscal 2001 (in the Company’s fourth quarter). The subsidiary generates revenue by operating under net branch agreements, whereby it originates residential mortgages and refinancings for licensed mortgage banking and brokerage companies under a net branch agreement. The subsidiary business activity increased in Fiscal 2001 as a result of reduced mortgage and refinance loan interest rates, and increased government funds for low-income homebuyers. The Company’s future business plans and operating assumptions anticipate that the subsidiary will contribute significantly more revenue to the Company in terms of absolute dollars, and in terms of percentage of total revenues and operating income, during the balance of the fiscal year ending November 30, 2002. Such assumptions are subject to the continuation of the current interest rate market, the continued acceptance by the general public of off-line and on-line marketing promotions for mortgage and mortgage related products, the continued ability of the independently operated majority-owned subsidiary to hire and maintain competent staff and management personnel, trained in the specific field of net branch operations, as well as other factors currently not identifiable. The Company can make no assurance that it will realize an increased contribution of revenue and related profits from the majority owned subsidiary in future fiscal periods.

      The Company’s revenues and profitability from operations have historically varied. Our revenues, cost of providing revenues, profit margins and overhead expenses have varied historically among segments, as well as on a consolidated basis. The revenue allocation among our segments in future periods will most probably be different than our current revenue allocation due to several factors, including consumer tastes and potential regulatory issues that may exist in future periods and other currently unknown factors that could restrict the Company’s revenue generating cycle or cost structure. Therefore, it is difficult to predict revenue and gross margin trends. Actual trends may cause the Company to adjust its operating emphasis, which could result in continued period-to-period fluctuations in the Company’s results of operations. Historically, the Company has had to react to rapid changes in the business environment within which it operates. Management responded to these rapid changes as deemed appropriate at the time of change, and as dictated by the nature of such changes. Management’s reaction to such changes covered a broad range of business related adjustments, ranging from product mix repositioning and staff reductions, to entire business model overhauls. Based on the Company’s current operations and marketing methods, as well as the still emerging status of the Internet marketing environment, it is possible that management could institute significant changes to the Company’s business model in response to unforeseen rapid changes in future fiscal periods.

  Impairment of Goodwill, other Intangibles and Investment Portfolios could Impact Net Income

      The Company carries Goodwill and other Intangibles on its balance sheet arising from a current and prior year acquisitions. If the cash flows generated from the subsidiaries organized to acquire such assets were to fall to levels that are less than the applicable amortization expense resulting from the Goodwill recorded on the purchase, then the Company will be required to recognize an impairment charge on such Goodwill necessary to reduce the carrying value of the Goodwill to its net realizable value. Should events occur that would give rise to such impairment charge, the Company would recognize decreased profitability to the extent of such adjustment. Cash flows would not be directly affected by the impairment charge, but cash flows would, most likely, be adversely affected as a result of the facts and circumstances that created the impairment charge.

      The Company maintains an investment portfolio that is managed by a prominent financial institution. The portfolio includes high-grade corporate commercial paper and auction rate securities, equity securities of real estate investment trusts (“REITs”) and common stock equities, all of which are held for varying periods of time, pursuant to maturity dates, market conditions and other factors. The values of our investments in the common stock of publicly-traded companies, which as of February 28, 2002 amounted to approximately $900,000, are subject to significant market price volatility, in addition to the potential for business failure at the company level.

      Moreover, due to the economic downturn and difficulties that may be faced by some of the companies in which we have investments, our investment portfolio could be further impaired by the failure of such companies in fulfilling their responsibility of adhering to the repayment of principal upon maturity.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

      1. Philip Michael Thomas — In an arbitration before the American Arbitration Association in New York entitled Philip Michael Thomas, PMT Productions Inc., Kaye Porter Management, RMI Entertainment, Inc., Millennium Telemedia, Inc., Claimants v. New Lauderdale, LLC d/b/a Calling Card Co., Psychic Readers Network, Inc. d/b/a PRN Telecommunications, and Quintel Entertainment, Inc. (No. 131400004900), the claimants allege that they are owed an aggregate of $8,573,339, with interest of $3,576,264, arising from agreements among the parties pursuant to which the respondents were permitted to use Mr. Thomas’ name and likeness in connection with certain programs and membership clubs and pursuant to which he was to make certain infomercials. The claimants allege that they were not paid the appropriate percentage of revenues allegedly due them and have asserted claims for fraud and deceit, constructive fraud, civil conspiracy, breach of constructive trust, quantum meruit/unjust enrichment, and unauthorized publication of Mr. Thomas’ name and likeness. Hearings on the arbitration were held between February 25, 2002 and March 1, 2002, and the proceedings are expected to be completed by the end of April, 2002. A decision by the arbitrator is expected to be issued within the next 3 months. The Company believes that there is no merit to the claims and has been and intends to continue to vigorously defend against them.

      2. Nancy Garen — On or about October 16, 2001, Nancy Garen, author of “Tarot Made Easy”, commenced an action against a series of defendants, including the Company, in the United States District Court for the Central District of California, entitled Nancy Garen v. Steven L. Feder, Peter L. Stolz, Thomas H. Lindsey, Galactic Telcom, Inc., Access Resource Services, Inc., Psychic Readers Network, Inc. d/b/a Miss Cleo, Oshun 5 Communications, Inc., Circle of Light, Inc., Central Talk Management, Inc., Traffix, Inc., Wekare Readers & Interpreters, Inc., West Corporation, and Does 1 through 10 (EDCV 01-790 (VAP-SGLx)). Plaintiff alleges that defendants are liable for a copyright infringement, contributory copyright infringement, vicarious copyright infringement, unfair competition, contributory federal unfair competition and state statutory and common law unfair competition, and further requests a constructive trust, a temporary restraining order, and damages from alleged infringement of a copyright or, alternatively, statutory damages for each act of infringement in “an amount provided by law in excess of $250,000,000”, all as the same may have arisen from the defendants’ marketing of tarot card reading and other psychic services. The Company does not believe that there is any merit to Ms. Garen’s claims as they relate to the Company, has denied the claims in its answer to the complaint, and intends vigorously to defend against the claims.

      3. Mavies Wingler — On or about May 9, 2001, Mavies Wingler commenced an action against Group Lotto, Inc. (“GLI”), a wholly owned subsidiary of the Company in the Circuit Court of Logan County, West Virginia. Ms. Wingler claims to have picked the winning numbers entitling her to $10 million. On June 8, 2001, the action was removed to the United States District Court, Southern District of West Virginia, and is entitled Wingler v. GroupLotto, Inc., Docket Number 2:01 — CV — 518. The action is in the discovery stage. The Company does not believe that there is any merit to Ms. Wingler’s claim, and intends vigorously to defend against it. GLI has a contract of indemnification with SCA Promotions, Inc. to be indemnified for prizes paid out to qualified winners.

      4. Daniel Rodgers — In March, 2002, Daniel Rodgers commenced an action against the Company in Supreme Court of the State of New York, Rockland County. The complaint alleges that the Company disseminated false and misleading advertisements through email advertisements and through the website of its subsidiary, GroupLotto.com. Mr. Rodgers purports to represent a class consisting of those who, during the period January 1, 2001 and March 5, 2002, provided their name, address, email address and other biographical information in response to the email advertisements or in response to the Grouplotto web page. The Complaint purports to allege claims of common law fraud, deceptive acts and practices, and false and misleading advertising under New York law. The Complaint seeks injunctive relief, unspecified monetary damages, and attorneys’ fees. The Company has not yet filed an answer to the Complaint, but believes that there is no merit to the claims and intends vigorously to defend against them.

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

      (b) Reports on Form 8-K.

      The Company did not file any reports on Form 8-K during the first quarter of the fiscal year ending November 30, 2002.

FORWARD LOOKING INFORMATION

      This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, words like “intend”, “anticipate”, “believe”, “estimate”, “plan” or “expect”, as they relate to the Company, are intended to identify forward-looking statements. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date of this Quarterly Report, but no assurances can be given that these assumptions and expectations will prove to have been correct or that the Company will take any action that it may presently be planning. The Company is not undertaking to publicly update or revise any forward-looking statement if it obtains new information or upon the occurrence of future events or otherwise.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAFFIX, INC.

By:	/s/JEFFREY L. SCHWARTZ

Jeffrey L. Schwartz
Chairman, President and CEO

Date: April 15, 2002

By:	/s/DANIEL HARVEY

Daniel Harvey
Chief Financial Officer
(Principal Financial Officer)

Date: April 15, 2002

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