Form 10-Q
period 2002-05-31
TRAFFIX INC
filed 2002-07-15
CIK 1000297

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549-

                                   ----------

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED MAY 31, 2002

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

                               Yes [X]    No [ ]

        The number of shares outstanding of the Registrant's common stock is
                          14,516,146 (as of 07/12/02).

================================================================================

                                  TRAFFIX, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           QUARTER ENDED MAY 31, 2002

                               ITEMS IN FORM 10-Q


                                                                           PAGE
                                                                           ----
PART I      FINANCIAL INFORMATION
   Item 1.  Financial Statements ........................................    2
   Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations ................................   14
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..  None
PART II     OTHER INFORMATION
   Item 1.  Legal Proceedings ...........................................   39
   Item 2.  Changes in Securities and Use of Proceeds ...................  None
   Item 3.  Defaults Upon Senior Securities .............................  None
   Item 4.  Submission of Matters to a Vote of Security Holders .........  None
   Item 5.  Other Information ...........................................  None
   Item 6.  Exhibits and Reports on Form 8-K ............................   40
SIGNATURES ..............................................................   41

                         TRAFFIX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    MAY 31,    NOVEMBER 30,
                                                                                     2002          2001
                                                                                  -----------  ------------
                                                                                  (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents ................................................... $18,812,755    $14,458,055
   Marketable securities .......................................................  23,072,139     23,677,999
   Accounts receivable, trade, net of allowance for doubtful accounts
     of $618,453 at May 31, 2002 and $383,676 at November 30, 2001 .............   7,458,489      7,326,032
   Deferred income taxes .......................................................   1,733,282      3,242,815
   Due from related parties ....................................................     324,392        106,654
   Prepaid expenses and other current assets ...................................     794,437      1,415,836
                                                                                 -----------    -----------
          TOTAL CURRENT ASSETS .................................................  52,195,494     50,227,391
Property and equipment, at cost, net of accumulated depreciation ...............   1,731,905        951,702
Goodwill and other intangibles, net ............................................   2,785,895      1,362,407
Deferred income taxes ..........................................................     147,084        147,084
Other ..........................................................................      54,000         54,000
                                                                                 -----------    -----------
          TOTAL ASSETS ......................................................... $56,914,378    $52,742,584
                                                                                 ===========    ===========
LIABILITIES
Current liabilities:
   Accounts payable ............................................................ $ 2,507,822    $ 3,928,418
   Accrued expenses ............................................................   7,132,279      4,098,921
   Due to related parties ......................................................     450,207        469,935
   Income taxes payable ........................................................     278,112      1,672,953
                                                                                 -----------    -----------
          TOTAL CURRENT LIABILITIES ............................................  10,368,420     10,170,227
                                                                                 -----------    -----------
Minority interest ..............................................................     276,925        159,651
                                                                                 -----------    -----------
SHAREHOLDERS' EQUITY
Preferred stock-- $.001 par value; 1,000,000 shares authorized; none issued
   and outstanding .............................................................          --             --
Common stock-- $.001 par value; authorized 50,000,000 shares; issued
   14,516,146 shares and 14,290,491 shares, respectively .......................      14,516         14,289
Common stock issuable-- $.001 par value; 78,347 shares .........................     485,758             --
Additional paid-in capital .....................................................  42,640,718     41,395,784
Retained earnings ..............................................................   5,323,230      3,206,770
Accumulated other comprehensive income .........................................      81,525         72,577
Common stock held in treasury, at cost, 961,403 shares .........................  (2,276,714)    (2,276,714)
                                                                                 -----------    -----------
          TOTAL SHAREHOLDERS' EQUITY ...........................................  46,269,033     42,412,706
                                                                                 -----------    -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................... $56,914,378    $52,742,584
                                                                                 ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                         TRAFFIX, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    --------------------------    -------------------------
                                                       MAY 31,       MAY 31,        MAY 31,        MAY 31,
                                                        2002          2001           2002           2001
                                                    -----------    -----------    -----------   -----------
Net revenue ....................................... $10,804,538    $ 5,828,543    $23,175,435   $10,754,097
Cost of sales .....................................   3,383,204      1,647,737      6,761,815     2,625,602
                                                    -----------    -----------    -----------   -----------
     GROSS PROFIT .................................   7,421,334      4,180,806     16,413,620     8,128,495
Selling expenses ..................................   2,370,775        652,980      5,517,314     1,168,864
General and administrative expenses ...............   3,949,851      2,404,377      7,550,471     4,943,784
Bad Debt expense ..................................     109,172             --        438,506            --
                                                    -----------    -----------    -----------   -----------
     INCOME FROM OPERATIONS .......................     991,536      1,123,449      2,907,329     2,015,847
Other income (expense):
   Interest expense ...............................      (9,266)            --        (19,768)           --
   Interest income and dividends ..................     183,386        494,309        393,599     1,144,261
   Realized (losses) gains on marketable
     securities ...................................      20,564         (1,776)        83,157        (1,776)
   Permanent impairment charges ...................          --             --             --    (4,690,258)
   Other non-operating income (expense) ...........     100,666         79,883        235,102        88,350
   Minority interest in (income) loss of
     subsidiary ...................................    (104,303)            --       (130,949)           --
                                                    -----------    -----------    -----------   -----------
     INCOME (LOSS) BEFORE PROVISION FOR
       INCOME TAXES ...............................   1,182,583      1,695,865      3,468,470    (1,443,576)
Provision for income taxes ........................     469,540        680,381      1,352,010     1,311,799
                                                    -----------    -----------    -----------   -----------
     NET INCOME (LOSS) ............................ $   713,043    $ 1,015,484    $ 2,116,460   $(2,755,375)
                                                    ===========    ===========    ===========   ===========
Basic income (loss) per share (Note 3):
   Net income (loss) .............................. $      0.05    $      0.07    $      0.16   $     (0.19)
                                                    -----------    -----------    -----------   -----------
   Weighted average shares outstanding ............  13,508,056     14,768,211     13,512,487    14,763,992
                                                    ===========    ===========    ===========   ===========
Diluted income (loss) per share (Note 3):
   Net income (loss) .............................. $      0.05    $      0.07    $      0.14   $     (0.19)
                                                    -----------    -----------    -----------   -----------
   Weighted average shares outstanding ............  14,830,315     15,267,926     14,789,936    14,763,992
                                                    ===========    ===========    ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                         TRAFFIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                        --------------------------
                                                                          MAY 31,        MAY 31,
                                                                           2002           2001
                                                                        -----------   ------------
Cash flows from operating activities:
   Net income (loss) .................................................. $ 2,116,460   $ (2,755,375)
   Adjustments to reconcilenet income (loss) to net cash used in operating activities:
     Depreciation and amortization ....................................     482,436        140,897
     Reserve for customer chargebacks .................................          --        (15,476)
     Provision for uncollectible accounts .............................     438,506        548,309
     Exchange loss ....................................................     (20,788)            --
     Deferred income taxes ............................................   1,509,533         34,891
     Net (gains) on sale of marketable securities .....................     (83,182)        (1,776)
     Permanent impairment charges .....................................          --      4,690,258
     Amortized discounts and premiumson marketable securities .........     (39,114)      (208,603)
     Minority interest ................................................     117,274             --
     Changes in assets and liabilities of business:
        Accounts receivable ...........................................    (570,961)    (1,774,650)
        Prepaid expenses and other current assets .....................     621,399     (1,031,228)
        Accountspayable ...............................................  (1,420,596)      (719,956)
        Income taxes payable ..........................................  (1,086,964)    (3,426,601)
        Due from/to related parties ...................................    (237,466)      (837,533)
        Other, principally accrued expenses ...........................   2,814,444        158,588
                                                                        -----------   ------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             4,640,981     (5,198,255)
                                                                        -----------   ------------
Cash flows from investing activities:
   Purchases of securities ............................................ (96,468,324)  (124,597,572)
   Proceeds from sales of securities ..................................  97,226,217    132,866,774
   Capital expenditures ...............................................  (1,190,098)      (467,372)
   Payments for asset acquisitions, net of cash received ..............    (548,482)            --
   Purchases of long-term investments .................................          --        (49,000)
                                                                        -----------   ------------
          NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES .........    (980,687)     7,752,830
                                                                        -----------   ------------
Cash flows from financing activities:
   Proceeds from stock options exercised ..............................     580,003         60,177
   Proceeds--net on settled Section 16-b action .......................      114,403             --
                                                                        -----------   ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES ...................     694,406         60,177
                                                                        -----------   ------------
   Net increase incash andcash equivalents ............................   4,354,700      2,614,752
   Cash and cash equivalents, beginning of period .....................  14,458,055      4,551,344
                                                                        -----------   ------------
   CASH AND CASH EQUIVALENTS, END OF PERIOD ........................... $18,812,755   $  7,166,096
                                                                        -----------   ------------

     During the six months ended May 31, 2002, the Company has 117,521 shares of common stock issued and issuable, valued at $728,636 in the purchase of the assets of a closely held, private company (See note 9.)




   The accompanying notes are an integral part of these financial statements.

                         TRAFFIX, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. GENERAL

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited consolidated financial statements do not include certain information and note disclosures normally required by generally accepted accounting principles. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. In the preparation of these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the interim periods reported. Actual results could differ from those estimates. Principally, estimates are used in accounting for bad debts and sales allowances, depreciation and amortization, income taxes and contingencies. Managements' estimates and assumptions are continually reviewed against actual results with the effects of any revisions being reflected in the results of operations at that time. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001. The results of operations for the three and six month periods ended May 31, 2002 are not necessarily indicative of the results to be expected for the subsequent quarters or the entire fiscal year ending November 30, 2002. Certain prior year amounts in the unaudited consolidated financial statements have been reclassified to conform with the current year presentation.

     During the six months ended May 31, 2002 and 2001, options for 186,481 shares and 37,975 shares of the Company's common stock, respectively, were exercised by certain employees and directors. Tax benefits of $307,876 and $9,623 in six months ended May 31, 2002 and 2001, respectively, were recorded as an increase to additional paid-in capital and a reduction of income taxes currently payable.

   RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. We do not expect that the adoption of SFAS 141 will have a material effect on our consolidated financial position or results of operations. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, once SFAS 142 is adopted, which will be in our fiscal year ending November 30, 2003; however, these assets must be reviewed at least annually for impairment subsequent to adoption. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. The provisions of SFAS 142 will be effective for our fiscal year ending November 30, 2003, earlier adoption was not elected by the Company pursuant to the terms of SFAS 142. However, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization provisions of SFAS 142. While we are currently in the process of evaluating the potential impact that the adoption of SFAS 142 will have on our consolidated financial position and results of operations, our preliminary assessment is that the adoption of SFAS 142 will have an immaterial impact on the Company.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the cri-

                         TRAFFIX, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


teria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The provisions of SFAS 144 will be effective for our fiscal year ending November 30, 2003 and will be applied prospectively. We are currently in the process of evaluating the potential impact that the adoption of SFAS 144 will have on our consolidated financial position and results of operations. Based on the relative components of our balance sheet at May 31, 2002 we believe that the adoption of SFAS 144 will have an immaterial impact on the Company's consolidated financial position and results of operations, if any effect at all.

2. SIGNIFICANT ACCOUNT POLICIES

   REVENUE RECOGNITION

     The Company currently earns the most significant portion of revenue from its E-commerce segment pursuant to marketing agreements with marketing partners and corporate customers (collectively, "Corporate Customers"). The provisions of each agreement determine the type and timing of revenue to be recorded. The Company generates its E-commerce revenue from the following eight basic categories: (1) delivery of consumer traffic to the websites and inbound telemarketing call centers of our Corporate Customers (e.g., click-thrus from the game banners on the Company's websites), (2) delivery of consumer data to our Corporate Customers with respect to the consumers who have registered for our Corporate Customers' products or services (e.g., a consumer who registered via the registration page of one of the Company's websites to receive on-line promotions from our Corporate Customers), (3) delivery of pre-qualified consumer data to our Corporate Customers as a result of consumers' responses to targeted questions and surveys (e.g., receiving free gifts for your children), (4) delivery of a sale or completed application for our Corporate Customers products or services (e.g., a consumer who responds to a Traffix e-mail promotion on behalf of a Corporate Customer by completing an on-line application for a credit card or subscribes for a cellular phone service), (5) generating revenue from any of the foregoing categories by placing our Corporate Customers' offers on the media of third parties with whom we have a marketing relationship on a revenue share basis, (6) sales of costume jewelry, gift items and other proprietary products and services directly to consumers, (7) rentals and sales of copies of specific segments of its databases to Corporate Customers for their proprietary marketing and database enhancements, and (8) customer acquisition services, both on-line and off-line, under a net branch agreement with qualified mortgage banking establishments.

     The Company invoices its customers in accordance with the terms of the underlying agreement. Revenue is recognized at the time the marketing activity is delivered, or service is provided, net of estimated contractually specified data qualification allowances, when applicable. Such data qualification allowances may include duplications, invalid addresses, age restrictions and other allowances, and are recorded as contra revenue. Historically, the variance between actual allowances and previously estimated allowances has been immaterial. In accordance with revenue recognition pronouncements, specifically Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") issued in December 1999, and in accordance with the Company's historical accounting policies and reporting practices, the Company records all related obligations associated with the related net revenue at its point of recognition. The Company adopted SAB 101 during the first three months of the fiscal year ended November 30, 2001. Such adoption did not materially impact financial position or results of operations at that time.

     Revenues from the Company's off-line customer acquisition services segment currently include the revenue earned by Montvale Management, LLC, the Company's majority owned subsidiary. Such revenues are currently less than 10% of the Company's consolidated net revenues for the six months ended May 31, 2002, and result from Montvale's provision of net branch services to mortgage banking and other related financial institutions. Approximately 15% of Montvale's revenues are derived from on-line sources, with such portion being included in the Company's E-commerce segment. Montvale recognizes income in accordance with Statement of Financial

                         TRAFFIX, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


     Accounting Standards ("SFAS") No. 91, "Accounting for Non Refundable Fees and Costs Associated with Originating or Acquiring Loans". Pursuant to SFAS No. 91, Montvale recognizes its commission upon the disbursement of loan proceeds.

     Prior to September 1, 2001, revenues from the Company's off-line customer acquisition services consisted of residential long distance customer acquisition programs, and were recorded upon the achievement of certain events particular to the corresponding program's fulfillment liability. Subsequent to the delivery of the initial sales record to the respective long distance carrier, the Company may have been required to provide to the customer certain products and services (fulfillment liability), such as prepaid cellular telephones and/or other suitable premiums. These costs were estimated and accrued, based upon historical rates and costs, as a component of marketing expense and included in the cost of sales, at the time the associated revenues were recognized. The Company's current business, as conducted in its E-commerce segment, in certain cases also requires the provision of a premium. These E-commerce segment premiums are estimated and accrued, based upon historical and current experience. Such E-commerce premium costs are classified as a component of marketing expense and included in the cost of sales, at the time the associated revenues are recognized. Any variance in the initial accrual as compared to the actual experience is taken into operations in the period that the variance is determinable.

     Revenue from the Company's LEC Billed Product and Service segment (the Company has not marketed such services since November 1998), consisted of various enhanced telephone services, principally voice mail services, and were recognized net of an estimated provision for refunds and credits subsequently granted to customers ("customer chargebacks"). Since the provision for customer chargebacks was established prior to the periods in which chargebacks are actually expended, the Company's revenues are adjusted in later periods if the Company's incurred chargebacks varied from the amounts previously estimated. The Company's LEC Billed Product and Service segment was inactive during the six months ended May 31, 2002.

     With respect to capitalization and amortization of marketing costs, the Company's policy is to expense, as a cost of sale, data acquisition costs and all other related marketing costs, at the time an obligation or expense is incurred.

   TRANSACTIONS WITH MAJOR CUSTOMERS

     During the three and six months ended May 31, 2002, the Company had five major customers in its E-commerce segment, which in combination accounted for approximately $5.5 million and $12.9 million of consolidated net revenue, respectively, or 51% and 56% of consolidated net revenues, respectively. Approximately $5.1 million, or 69% of consolidated net accounts receivable was attributable to such major customers as of May 31, 2002. For the three and six months ended May 31, 2002, two of the five customers referenced above had related net revenues that equaled or exceeded 10% of the Company's consolidated net revenue for such period. The five major customers referenced above accounted for 22%, 9%, 8%, 8% and 4% of consolidated net revenue, respectively, for the three months ended May 31, 2002, and 26%, 10%, 9%, 7% and 4% of consolidated net revenue, respectively, for the six months ended May 31, 2002. Of the remaining approximate 100 active customers in the three and six months ended May 31, 2002, no other single customer had net revenue that equaled or exceeded 4% of consolidated net revenue.

     During the three and six months ended May 31, 2001, the Company had four customers in its E-commerce segment which, in combination, accounted for approximately 48.3% and 47.5% of consolidated net revenues, respectively, and approximately 36% of consolidated net accounts receivable as of May 31, 2001.

                         TRAFFIX, INC. AND SUBSIDIARIES

                                   (UNAUDITED)



3. EARNINGS PER SHARE

     The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 ------------------------   -----------------------
                                                    MAY 31,      MAY 31,      MAY 31,      MAY 31,
                                                     2002         2001         2002         2001
                                                 ----------    ----------   ----------   ----------
Denominator:
   Denominator for basic earnings per
     share-- weighted average shares ..........  13,508,056    14,768,211   13,512,487   14,763,992
Effect of dilutive securities:
   Stock options ..............................   1,322,259       499,715    1,277,449           --
                                                 ----------    ----------   ----------   ----------
   Denominator for diluted earnings per
     share-- adjusted weighted average
     shares ...................................  14,830,315    15,267,926   14,789,936   14,763,992
                                                 ==========    ==========   ==========   ==========

     Options to purchase 150,000 and 887,146 shares of common stock for the three months ended May 31, 2002 and 2001, respectively, and 275,000 and 2,369,081 for the six months ended May 31, 2002 and 2001, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

4. COMPREHENSIVE INCOME (LOSS)

     Unrealized gains and losses on the Company's marketable securities are reported in comprehensive income (loss) and accumulated other comprehensive income (loss). Comprehensive income (loss) is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." Excluding net income, the Company's primary source of comprehensive income (loss) would ordinarily include the after-tax net unrealized gains and (losses) on available-for-sale securities, and the equity adjustment from foreign currency translation. Based on prior fiscal year unrealized capital losses in excess of the current years three and six month periods unrealized gains, a full credit has been taken against the estimated deferred tax liability attributable to the unrealized gains arising in the three and six month periods ended May 31, 2002. At November 30, 2001, full valuation allowances were taken against the estimated deferred tax assets attributable to the unrealized losses based on the absence of other appreciated capital gain property. The components of comprehensive income (loss) are presented below:

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                   ----------------------   -----------------------
                                                   MAY 31,      MAY 31,      MAY 31,       MAY 31,
                                                    2002         2001         2002          2001
                                                   --------    ----------   ----------  -----------
   Net income (loss) ............................  $713,043    $1,015,484   $2,116,460  $(2,755,375)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments ........   (21,057)           --      (20,788)          --
Unrealized gain (loss) from available-for-sale
   securities, arising during the period,
   net of income taxes of $ -0- .................    47,723       266,683       29,736      430,480
Less: reclassification adjustment for loss
   realized in net income .......................        --            --           --    4,190,207
                                                   --------    ----------   ----------  -----------
Comprehensive income ............................  $739,709    $1,282,167   $2,125,408   $1,865,312
                                                   ========    ==========   ==========  ===========

                         TRAFFIX, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


5. ADVERTISING AND MARKETING COSTS

     Currently, the material portion of the Company's advertising and marketing costs are comprised of (1) costs associated with the transmission of e-mail marketing messages, both from internal sources and external third party vendors
(2) costs associated with the purchase of on-line consumer data, and (3) email program promotional and creative development costs. Such costs are charged to operations (1) at the time of the email transmission, (2) upon receipt of the qualified consumer data, and (3) at the time the promotional and creative services are provided, respectively, and are included as a component of cost of sales.

     In certain cases where the Company makes payment for consumer data, on-line media, or prepays for commercial email delivery, in advance of the receipt or provision of such items, the Company expenses such prepayments ratably over the shorter of the contract period or to the extent of actual fulfillment.

     Total advertising and marketing costs, included in the cost of sales, for the three months ended May 31, 2002 and 2001 were approximately $3,288,000 and $1,494,000, respectively, and for the six months ended May 31, 2002 and 2001 were approximately $6,576,000 and $2,307,000, respectively.

     Included in prepaid expenses and other current assets at May 31, 2002 and November 30, 2001, were approximately $112,000 and $324,000, respectively, relating to the unamortized portion of prepayments related to marketing arrangements.

6. MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS, AT COST

     During the current quarter and six months ended May 31, 2002, the Company did not have any material events regarding its marketable securities or long-term, cost-based investments.

     During the prior fiscal year's three-month period ended February 28, 2001, the Company recognized losses (through a permanent impairment charge) of $4,190,207 on certain of its available-for-sale marketable securities. The underlying securities' historical carrying values were reduced to their related closing prices at February 28, 2001, giving effect to the prior year's permanent impairment charge. The Company had continually evaluated the carrying value of such investments, and in terms of risk at the individual company level coupled with risk at the market level, the Company's prior year evaluation indicated that the decline in the related securities was "other-than-temporary". As a result of this analysis, the Company adjusted the "cost basis" of these securities, effective February 28, 2001, to the closing prices on that date and realized the corresponding loss during the three-month period ended February 28, 2001. This loss is included in the Company's other income (expense), "Permanent impairment charges" for the six months ended May 31, 2001.

     During the fiscal year ended November 30, 2000, the Company had invested approximately $500,000 in a private company, and carried the investment under the cost method. After continued review of such investment, and the investment's consistent failure to achieve significant goals set forth in its business and financing plans, such investment fell within the Company's impairment evaluation criteria. According to the above analysis, the Company's impairment loss for the six months ended May 31, 2001 amounted to $500,051, and is included as a component of other income (expense) "Permanent impairment charges" for the six months ended May 31, 2001.

7. TALK AMERICA, INC. ARBITRATION AWARD

     During the year ended November 30, 2001, the Company was successful in its legal action against Talk America, Inc. ("Talk"), resulting in an approximate $6.2 million arbitration award. The award represented restitution for long distance customers delivered to Talk, and for lost profits suffered by the Company due to Talk's

                         TRAFFIX, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


wrongful termination of an agreement between the parties. During the year ended November 30, 2001, the Company collected the first installment of $3.7 million resulting from the arbitration award. The first installment was included as revenue in the Company's fourth quarter of the fiscal year ended November 30, 2001, as it was deemed to relate to the lost profit portion of the arbitration settlement. During the six months ended May 31, 2002, the Company received the final installment, with interest, from Talk in the sum of approximately $2.54 million. The final installment represented approximately $227,000 in lost profits for long distance customers delivered to Talk and, as such was included as revenue during the six months ended May 31, 2002. The balance of the second and final installment, or approximately $2.3 million represented liquidated damages. The liquidated damage portion of the final installment is included in the Company's "Other income(expense)" income statement caption, and is grouped within that caption's "Other non-operating income(expense)" sub-set. The balance of the second installment, or $227,000, is included in the Company's revenues, with approximately $158,000 included in the Company's E-commerce segment, and the balance of approximately $70,000 included in the Company Off-line Marketing Services segment.

8. SEGMENT INFORMATION

     Historically, the Company's reportable operating segments are aligned into three fundamental areas: (1) Internet Commerce billed directly to the Company's marketing partners and corporate customers, as well as consumers (E-commerce),
(2) Off-line Marketing services billed directly to long distance carriers, wireless carriers and other service providing businesses (Off-line Marketing services) and (3) Products and Services billed to consumers by Local Exchange Carriers (LEC Billed products and services-inactive during the three and six month periods ended May 31, 2002). The balance of the Company's operations, immaterial individually and in the aggregate, are included as part of Corporate and other. This business segment delineation is consistent with the Company's management and financial reporting structure based on products and services. The Company evaluates performance based on many factors, with the primary criteria being each segment's gross profit and EBITDA, which the Company has defined as net income excluding (i) special charges, (ii) interest expense, (iii) interest and dividend income, (iv) net gains (losses) on the sale of marketable securities, (v) long-lived asset impairment charges, (vi) gains on non-monetary cost basis exchanges, (vii) other non-operating income, (viii) minority interest income (loss), (ix) depreciation, (x) amortization and (xi) income taxes. The Company shares a common workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate and other. The following tables set forth the Company's financial results, by management performance criteria, by operating segment. All revenues are from non-intersegment sources; therefore no intersegment elimination applies.

   SEGMENT DATA -- NET REVENUE

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                              --------------------------   -------------------------
                                                MAY 31,       MAY 31,       MAY 31,        MAY 31,
                                                 2002          2001          2002           2001
                                              -----------    -----------   -----------   -----------
For the periods:
   E-commerce ..............................  $ 9,549,917     $5,510,106   $21,184,367   $ 9,630,672
   Off-line Marketing Services .............    1,254,621             --     1,991,068            --
   LEC Billed Products and Services ........           --        318,437            --     1,123,425
   Corporate and other .....................           --             --            --            --
                                              -----------     ----------   -----------   -----------
     CONSOLIDATED TOTALS ...................  $10,804,538     $5,828,543   $23,175,435   $10,754,097
                                              ===========     ==========   ===========   ===========

                         TRAFFIX, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


   SEGMENT DATA -- GROSS PROFIT

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  --------------------------   -------------------------
                                                     MAY 31,       MAY 31,       MAY 31,        MAY 31,
                                                      2002          2001          2002           2001
                                                  -----------    -----------   -----------   -----------
For the periods:
   E-commerce ...................................  $6,282,821     $3,933,121   $14,603,882    $7,146,028
   Off-line Marketing Services ..................   1,138,513        (16,176)    1,809,738       (29,303)
   LEC Billed Products and Services .............          --        263,861            --     1,011,770
   Corporate and other ..........................          --             --            --            --
                                                   ----------     ----------   -----------    ----------
     CONSOLIDATED TOTALS ........................  $7,421,334     $4,180,806   $16,413,620    $8,128,495
                                                   ==========     ==========   ===========    ==========

   SEGMENT DATA -- EBITDA

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  --------------------------   -------------------------
                                                     MAY 31,       MAY 31,       MAY 31,        MAY 31,
                                                      2002          2001          2002           2001
                                                  -----------    -----------   -----------   -----------
For the periods:
   E-commerce ...................................  $1,945,829     $1,884,156   $ 5,145,354   $ 3,122,787
   Off-line Customer Acquisition Services .......     254,311       (102,881)      291,681      (237,949)
   LEC Billed Products and Services .............          --        167,195            --       833,981
   Corporate and other ..........................    (959,863)      (745,917)   (2,047,270)   (1,562,075)
                                                   ----------     ----------   -----------   -----------
     CONSOLIDATED TOTALS ........................  $1,240,277     $1,202,553   $ 3,389,765   $ 2,156,744
                                                   ==========     ==========   ===========   ===========

   SEGMENT DATA -- DEPRECIATION AND AMORTIZATION

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  --------------------------   -------------------------
                                                     MAY 31,       MAY 31,       MAY 31,        MAY 31,
                                                      2002          2001          2002           2001
                                                  -----------    -----------   -----------   -----------
For the periods:
   E-commerce ...................................    $173,864        $19,503      $338,545       $25,937
   Off-line Customer Acquisition Services .......       6,484             --        10,987            --
   LEC Billed Products and Services .............          --             --            --            --
   Corporate and other ..........................      68,393         59,601       132,904       114,960
                                                     --------        -------      --------      --------
     CONSOLIDATED TOTALS ........................    $248,741        $79,104      $482,436      $140,897
                                                     ========        =======      ========      ========

9. ASSET ACQUISITIONS

     In December 2001, the Company acquired the assets of the following two entities for a total cost of $1,676,682. The components of the asset purchase prices are set forth following the descriptions of the assets acquired:

     o InfiKnowledge, a software development and Internet services firm based in New Brunswick, Canada, with the key assets purchased including an email delivery system, a suite of over 50 on-line games, as well as a team of highly skilled, interactive game developers who, the Company believes, possesses the capabilities to enhance, develop and add support to its on-line marketing business and provide the foundational assets to allow the Company to internalize its email delivery platform through capital expenditures, thereby reducing its reliance on third party email delivery vendors.

     o ThanksMuch, a Woodmere, New York based company that specializes in the on-line sale of costume jewelry and other small gift items. The Company anticipates that the assets acquired, coupled with the man-

                         TRAFFIX, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


        agement team who will continue to run the business, will be utilized to provide an opportunity for increased revenue, gross profits and cash flows in future fiscal periods.

     The total purchase price for these two acquisition was: (a) cash of $897,500, of which $697,500 was paid simultaneous with the respective asset acquisition closings in December 2001 and $200,000 of which is payable to the sellers of Infiknowledge on December 6, 2002 and which is included as a component of the Company's accrued expenses as at May 31, 2002; and (b) 117,521 shares of the Company's common stock, valued at $6.20 per share (the average closing prices of the Company's stock for the period December fourth to December tenth of 2001), which accounted for the additional consideration in the InfiKnowledge asset acquisition. Of the total share consideration, 39,174 of such shares were issued at the closing of the InfiKnowledge acquisition and 78,347 shares remain issuable, with 39,174 shares to be issued on December 6, 2002 and 39,173 shares to be issued on December 6, 2003. The issuable shares were considered as outstanding common shares in the computation of both basic and diluted weighted shares outstanding for the period December 6, 2001 to May 31, 2002. Goodwill and other intangible assets recognized in the transactions amounted to $1,477,000, of which approximately 90%, or $1.3 million, is expected to be deductible for income tax purposes. The goodwill and other intangibles were assigned to the E-commerce segment. The purchase price allocation has yet to be finalized pending the review of certain items regarding identifiable intangibles and goodwill. It is estimated that this review will be completed in the quarter ending August 31, 2002 and such final allocation is anticipated to have an immaterial impact, if any, on amortization expense.

10. LITIGATION

     1. NANCY GAREN-- On or about October 16, 2001, Nancy Garen, author of "Tarot Made Easy", commenced an action against a series of defendants, including the Company, in the United States District Court for the Central District of California, entitled NANCY GAREN V. STEVEN L. FEDER, PETER L. STOLZ, THOMAS H. LINDSEY, GALACTIC TELCOM, INC., ACCESS RESOURCE SERVICES, INC., PSYCHIC READERS NETWORK, INC. D/B/A MISS CLEO, OSHUN 5 COMMUNICATIONS, INC., CIRCLE OF LIGHT, INC., CENTRAL TALK MANAGEMENT, INC., TRAFFIX, INC., WEKARE READERS & INTERPRETERS, INC., WEST CORPORATION, AND DOES 1 THROUGH 10 (EDCV 01-790 (VAP-SGLx)). Plaintiff alleges that defendants are liable for a copyright infringement, contributory copyright infringement, vicarious copyright infringement, unfair competition, contributory federal unfair competition and state statutory and common law unfair competition, and further requests a constructive trust, a temporary restraining order, and damages from alleged infringement of a copyright or, alternatively, statutory damages for each act of infringement in "an amount provided by law in excess of $250,000,000", all as the same may have arisen from the defendants' marketing of tarot card reading and other psychic services. The Company does not believe that there is any merit to Ms. Garen's claims as they relate to the Company, has denied the claims in its answer to the complaint, and intends vigorously to defend against the claims.

     2. MAVIES WINGLER -- On or about May 9, 2001, Mavies Wingler commenced an action against Group Lotto, Inc. ("GLI"), a wholly-owned subsidiary of the Company, in the Circuit Court of Logan County, West Virginia. Ms. Wingler claims to have picked the winning numbers entitling her to $10 million. On June 8, 2001, the action was removed to the United States District Court, Southern District of West Virginia, and is entitled WINGLER V. GROUPLOTTO, Inc., Docket Number 2:01 -- CV -- 518. The action is in the discovery stage. The Company does not believe that there is any merit to Ms. Wingler's claim, and intends vigorously to defend against it. The Company and GLI have a contract of indemnification with SCA Promotions, Inc. to be indemnified for prizes paid out to qualified winners. GLI winners are required to produce the Group Lotto Entry Notification form ("GLEN") within a specified period of time after matching a drawing's winning numbers in order to qualify for receipt of the appropriate prize winnings.

     3. DANIEL RODGERS-- In March, 2002, Daniel Rodgers commenced an action against the Company in Supreme Court of the State of New York, Rockland County. The complaint alleges that the Company disseminated false

                         TRAFFIX, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


and misleading advertisements through email advertisements and through the website of its subsidiary, GroupLotto.com. Mr. Rodgers purports to represent a class consisting of those who, during the period January 1, 2001 to March 5, 2002, provided their name, address, email address and other biographical information in response to the email advertisements or in response to the GroupLotto web page. The Complaint purports to allege claims of common law fraud, deceptive acts and practices, and false and misleading advertising under New York law. The Complaint seeks injunctive relief, unspecified monetary damages, and attorney's fees. The Company has not yet filed an answer to the Complaint, but believes that there is no merit to the claims and intends vigorously to defend against them.

     4. PHILIP MICHAEL THOMAS-- On June 3, 2002, the American Arbitration Association rendered an award in the sum of approximately $2.3 million (inclusive of interest) in favor of the Claimants, in the arbitration entitled PHILIP MICHAEL THOMAS, PMT PRODUCTIONS INC., KAYE PORTER MANAGEMENT, RMI ENTERTAINMENT, INC., MILLENNIUM TELEMEDIA, INC., CLAIMANTS V. NEW LAUDERDALE, LLC D/B/A CALLING CARD CO., PSYCHIC READERS NETWORK, INC. D/B/A PRN TELECOMMUNICATIONS, AND QUINTEL ENTERTAINMENT, INC., RESPONDENTS (NO. 131400004900). The award consists of approximately $1.48 million in damages, plus interest at nine percent (9%) from January 1, 1996 and January 1, 1997, or approximately $785,000. The award also denied Claimants' punitive damages and all other claims asserted in the arbitration.

     The Claimants in the arbitration have filed a motion in an action pending in the Circuit Court, Broward County, Florida (Thomas et al v. New Lauderdale, LLC et al, Case No. 98-12259-07) (the "Action"), to confirm the award. The Respondents in the arbitration have also filed a motion to vacate and\or modify the award. In addition, the plaintiffs in the Action have filed a motion to be relieved from a stay of those proceedings in order to pursue claims against the defendants in the Action which they contend have not been resolved by the arbitration, including claims for punitive damages against the Company as well as the individual defendants. The Company has indemnified the individual defendants in the Action; believes that the arbitration award finally resolves all claims; and intends vigorously to defend against the plaintiffs' further pursuit of claims in the Action.

11. SUBSEQUENT EVENTS

     On June 3, 2002, the American Arbitration Association rendered an award in the sum of approximately $2.3 million (inclusive of interest) in favor of the Claimants, in the arbitration entitled PHILIP MICHAEL THOMAS, PMT PRODUCTIONS INC., KAYE PORTER MANAGEMENT, RMI ENTERTAINMENT, INC., MILLENNIUM TELEMEDIA, INC., CLAIMANTS V. NEW LAUDERDALE, LLC D/B/A CALLING CARD CO., PSYCHIC READERS NETWORK, INC. D/B/A PRN TELECOMMUNICATIONS, AND QUINTEL ENTERTAINMENT, INC.,
RESPONDENTS (NO. 131400004900). The award consists of approximately $1.48 million in damages, plus interest at nine percent (9%) from January 1, 1996 and January 1, 1997, or approximately $785,000. The award also denied Claimants' punitive damages and all other claims asserted in the arbitration.

     The Company has accrued and recorded this award as a non-operating expense at May 31, 2002, and for the three months ended May 31, 2002, respectively, as it results from a segment of the Company's business in which it is no longer active.

     The Claimants in the arbitration have filed a motion in an action pending in the Circuit Court, Broward County, Florida (Thomas et al v. New Lauderdale, LLC et al, Case No. 98-12259-07) (the "Action"), to confirm the award. The Respondents in the arbitration have also filed a motion to vacate and\or modify the award. In addition, the plaintiffs in the Action have filed a motion to be relieved from a stay of those proceedings in order to pursue claims against the defendants in the Action which they contend have not been resolved by the arbitration, including claims for punitive damages against the Company as well as the individual defendants. The Company has indemnified the individual defendants in the Action; believes that the arbitration award finally resolves all claims; and intends vigorously to defend against the plaintiffs' further pursuit of claims in the Action.

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

OVERVIEW

     We are a leading on-line database marketing company that acquires customers for, drives consumer traffic to, and generates sales for our corporate clients. We provide complete end-to-end marketing solutions for companies seeking to increase sales and customers through on-line marketing programs, and database development and enhancement programs. The services we offer range from the development of a complete creative promotion to be used to market the client's product to consumers, broadcasting the promotion on-line in order to generate new customers for the client, delivery of data files from the results of campaigns, creating and hosting the customized websites or web pages necessary to effect the consumer transaction that drives the clients' sales and generating comprehensive reporting in order for the client to analyze the effectiveness of the promotion. We use the proprietary on-line media of our websites, newsletters, interactive games, email marketing and database of permission-based, profiled records to generate the customers, sales and/or leads for our clients. We are paid by our clients primarily on a success- based model; in that we receive a fee for every lead, customer or sale generated for the client. In addition to our third party client-based revenue, during fiscal 2002 we began generating revenue from our proprietary products and services (e.g., costume jewelry and inexpensive gift items) and from the sales and rentals (for use both on-line and off-line) of our proprietary, profiled databases.

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

                                ON-LINE MARKETING

     We own the free on-line lottery, www.grouplotto.com, as well as a number of other interactive games, vertical web sites and services on the Web. These properties are designed to generate real-time response-based marketing. Consumers are given the opportunity, while on-line, to purchase, sign-up for, ask to be contacted regarding, or simply indicate an interest in, hundreds of offers for various products and services provided by our corporate clients and marketing partners. Specifically through these interactive Web properties we generate a variety of transactional results for our corporate clients ranging from (a) Web traffic, (b) inbound telemarketing calls, (c) outbound telemarketing leads, (d) demographically/psychographically profiled lists of consumers, (e) highly-targeted customized response-based leads, (f) completed applications for products, and (g) actual sales of products and services.

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

     Similar to the GroupLotto website, we generate results for our clients through several other interactive games and products. For example, we market through a "scratch and win" game that offers consumers the chance to instantly find out if they have won any number of prizes. The consumer plays the game by "scratching" with the mouse certain parts of the entry ticket to uncover the results. These games can also be "pushed" to consumers by delivering them to the player's email inbox.

     We own and operate several other websites such as prizecade.com, atlas-credit.com, altas-education.com, jewel-claim-center.com and games-to-win.com. We use these sites to generate revenue from our clients in a similar manner as the GroupLotto model. We believe these sites could also offer other new revenue opportunities, such as brand marketing. For the three months ended May 31, 2002, these sites contributed immaterially to the net revenue and operating income of the Company.

     EMAIL MARKETING. One of our most important revenue sources is direct marketing via email. Each program that we market for our clients can be implemented not only through the website, interactive games and "pop-ups" discussed above, but also, and often primarily, through email marketing. We currently have approximately 50 million profiled, permission-based records, which have been acquired under a number of affinity group based brands.

     Compared to postal marketing and telemarketing, email marketing is significantly less expensive, offers much faster response times, and, we believe, provides for a more rich consumer media experience. We now own an email delivery system, which reduces our dependence on third party vendors and further reduces the expenses associated with delivering our monthly commercial email messages. FOR A FURTHER DISCUSSION OF RECENT BUSINESS AND LEGAL DEVELOPMENTS REGARDING THIS SUB-SEGMENT, AND SPECIFICALLY EMAIL MARKETING, SEE "--RESULTS OF OPERATIONS."

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

     Even  after  campaigns  are  fully  implemented,  we  further  analyze  the marketing results to gauge whether the campaigns are continuing to generate adequate results for the client, whether the media is being utilized cost-efficiently, and to determine whether new and different copy is yielding better overall results. These are the traditional direct-marketing disciplines, which we believe, when applied together with our proprietary databases, delivery systems and reporting systems, distinguish us from our competitors in the on-line marketing industry.

     SYNDICATION. After we develop a campaign that works efficiently on our proprietary media, we often "syndicate" the program to third-party media. Typically, we have expended time, media and other costs in developing certain campaigns. In exchange for this invested effort, we obtain the right to market those campaigns to a list of other online media companies. We enter into agreements with these other on-line media companies to run the campaigns generally on a fee-share arrangement. We believe these media companies benefit by receiving an immediately marketable, fully-packaged and tested marketing program. As a result, we believe we are able to leverage campaigns we have developed (including our proprietary products and services) so that we can generate additional revenue with virtually no costs or risks associated with such business extension.

                        PROPRIETARY PRODUCTS AND SERVICES

     A new business unit, which we introduced during the three months ended February 28, 2002, is the on-line marketing of our own products and services. For example, one of our websites, Thanksmuch.com, now sells inexpensive costume jewelry and other gift items directly to consumers. When a consumer selects a gift item and tenders his credit card, he is given the opportunity to purchase other, more valuable products and services at special discounts. In addition to the Thanksmuch line of jewelry and gifts, we are developing and testing other products and services for direct marketing to consumers. No assurances can be given, however, that these anticipated sources of revenue will generate any significant income to our operations in future fiscal periods, if at all. During the three months ended May 31, 2002, the Thanksmuch.com website generated approximately $622,000, or approximately 6% of net revenue, with an approximate $120,000 contribution to income from operations from such revenue.

     Our expansion in, and dependence on, our on-line direct marketing efforts, coupled with the continued unproven reliability and profitability of such efforts, the potential for state and/or federal legislation limiting online marketing's consumer contact capability, and the potential for seasonality within the E-commerce marketplace, should all be considered when referring to our current three and six month results, as well as prior historical results, in evaluating the potential for our future operations, cash flows, and financial position.

BASIS OF PRESENTATION

     Certain amounts for the prior period that are presented in the accompanying unaudited consolidated financial statements, and referred to in the discussions below, have been reclassified to conform with the current period presentation.

SEGMENT INFORMATION

     Segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. Disclosure is also required about products and services, geographic areas and major customers.

     During  the three and six month  periods  ended May 31,  2002 and 2001,  we generated revenue from the following segments: E-Commerce, Off-line Marketing and, for fiscal 2001 only, LEC Billed Products. The E-Commerce segment realized significant growth during the six months ended May 31, 2002 and the fiscal year ended November 30, 2001, when compared to the prior comparable periods, and currently represents the core of our business operations. Revenue in the E-commerce segment is generated primarily from marketing of third party products and services on our websites and through e-mail promotions. The Off-Line Marketing services segment consists of revenue generated by us through off-line direct marketing channels. Historically, this segment's activities were primarily telemarketing for the acquisition of long distance and wireless phone customers for the respective carriers. Currently, this segment also includes Montvale Management, LLC and its provision of net branch services to qualified mortgage banking and lending institutions. The LEC Billed Products segment represented telecommunications-related products and services marketed by us directly to consumers who were billed by local exchange carriers on the consumer's telephone bill. This segment was inactive during the six months ended May 31, 2002.

     The Company evaluates performance based on many factors, with the primary criteria being each segment's gross profit and EBITDA, which is net income excluding (i) special charges, (ii) interest expense, (iii) interest and dividend income, (iv) realized net (losses) gains on marketable securities, (v) permanent impairment charges, (vi) gains on nonmonetary cost basis exchanges,
(vii) other nonoperating income (loss),  (viii) minority interest income (loss),
(ix) depreciation, (x) amortization and (xi) income taxes. The Company shares a common workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate and other.

RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the three and six-month periods ended May 31, 2002 and May 31, 2001, respectively. It should be read in conjunction with the Company's Form 10-K as filed for the year ended November 30, 2001, the Notes thereto and other financial information included elsewhere in this report.

THREE MONTHS ENDED MAY 31, 2002 AND MAY 31, 2001

     The Company's net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three month periods ended May 31, 2002 and May 31, 2001, are detailed in the following tables:

   SEGMENT DATA -- NET REVENUES, BY SEGMENT COMPONENT

                                                      THREE MONTHS ENDED MAY 31,       CHANGE        CHANGE
                                                      ---------------------------     INC (DEC)     INC (DEC)
                                                         2002            2001            $$$           %%%
                                                      -----------     -----------    -----------     -------
E-COMMERCE COMPONENTS
GroupLotto and other web sites ...................... $ 1,802,829     $1,404,383       $ 398,446        28%
Net branch commission fees ..........................     202,248             --         202,248       100%
Email marketing programs ............................   5,548,049      2,897,310       2,650,739        91%
Data sales and rentals ..............................   1,329,542      1,208,413         121,129        10%
Sales of jewelry and gifts ..........................     622,459             --         622,459       100%
Internet game development and other .................      44,790             --          44,790       100%
                                                      -----------     ----------      ----------     -----
TOTAL E-COMMERCE ....................................   9,549,917      5,510,106       4,039,811        73%
                                                      -----------     ----------      ----------     -----
OFF-LINE MARKETING SERVICE COMPONENTS
Net branch commission fees ..........................   1,185,682             --       1,185,682       100%
Other off-line marketing ............................      68,939             --          68,939
                                                      -----------     ----------      ----------     -----
TOTAL OFF-LINE MARKETING SERVICE ....................   1,254,621             --       1,254,621       100%
                                                      -----------     ----------      ----------     -----
LEC BILLED PRODUCTS AND SERVICES COMPONENTS
Enhanced Services, principally voice mail ...........          --        318,437        (318,437)     -100%
                                                      -----------     ----------      ----------     -----
TOTAL LEC BILLED PRODUCTS AND SERVICES ..............          --        318,437        (318,437)     -100%
                                                      -----------     ----------      ----------     -----
CORPORATE AND OTHER COMPONENTS
Miscellaneous products, list revenue and other ......          --             --              --         0%
                                                      -----------     ----------      ----------     -----
TOTAL CONSOLIDATED NET REVENUE ...................... $10,804,538     $5,828,543      $4,975,995        85%
                                                      ===========     ==========      ==========     =====

     Net Revenue increased $4,975,995, or 85%, to $10,804,538 for the three months ended May 31, 2002 from $5,828,543 in the comparable prior year period. The primary component of the increase was attributable to an approximate $4 million increase in the Company's E-commerce segment net revenues, combined with an increase of approximately $1.3 million in net revenue from the Company's Off-line Marketing services segment. Such increases were partially offset by a decrease of $318,437 in the Company's LEC Billed Product and Services legacy segment. The E-commerce segment revenue increase resulted from the Company's increasing focus on generating revenue from its current core business, on-line direct marketing. The Company expects this segment to continue to represent the substantial part of the Company's revenue in future fiscal periods. The Company is assessing the potential of an increased emphasis of revenue generation from off-line, conventional direct marketing activities and will implement the strategy if deemed beneficial for the Company. Currently, the Company is using its on-line databases to enhance third party off-line databases through the application of overlay technology, whereby databases are appended to one another, effectively increasing the depth of consumer related information within the appended database.

     The growth in the Company's E-commerce segment was primarily attributable to approximately $5.5 million in revenue generated from the segment's E-mail marketing program sub-set. This represented an approximate $2.6 million increase over the prior year's $2.9 million in revenue generated from such segment's sub-set. This substantial increase of approximately 91% over the prior year's comparable period was primarily the result of the Company's acquisition of significant volumes of permission-based email records, extension of the quantity and quality of third party (client) offers being emailed to the databases and greater effectiveness in the Company's email delivery programs. In the prior year's comparable period, the Company had been in the early stages of developing and carrying out its online strategy, and as such had not benefited from these efficiencies. The sub-set of E-mail marketing program revenue represented approximately 51% of the Company's consolidated net revenue for the three months ended May 31, 2002.

     During the three months ended May 31, 2002, the Company experienced problems with the delivery of its email promotional offers. Such problems reduced revenue and income from the E-Commerce sub-segment. The Company believes that the significant component of the email delivery problem is attributable to Internet Service Providers that unilaterally block commercial emails from reaching their consumer subscribers. The Company has addressed the issue by deploying new reinforced delivery platforms with increased redundancy and expanded diversification using both internal and external emailing resources. Although the Company has conceived of a number of programs to address this specific problem, there can be no assurance that any of these programs will work effectively, or can be timely implemented.

     Any further changes in the Internet operating landscape that materially hinders the Company's current ability and/or cost to deliver commercial email messages to the consumer records in its databases, and the consumer records in the databases of its affiliates, could potentially cause a material impact on net revenue and gross margin and, therefore, its profitability and cash flows could be adversely affected. Various state laws exist, and federal legislation is currently pending, that limit the Company's ability to deliver commercial e-mail messages to consumers. There are presently no federal laws that regulate sending unsolicited email. The pending federal bills and existing state laws require that certain "opt-out" procedures be included in emails and prohibit "false routing" or "fictitious address" information. Existing state, and pending federal, laws require functioning return e-mail addresses and that valid postal addresses be included by the senders of commercial email messages. Some states require an "ADV" label in the subject line, and proscribe false header or misleading subject lines. Attorneys General and/or consumers are given authority to enforce the state laws. States with legislation affecting the sending of unsolicited commercial email include: California, Colorado, Connecticut, Delaware, Idaho, Illinois, Iowa, Louisiana, Maryland, Missouri, Nevada, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, Tennessee, Utah, Virginia, Washington and West Virginia. If strict federal legislation is subsequently written into law, with its terms specifically limiting the Company's ability to market its offers, the Company could potentially realize a material adverse impact in future fiscal period net revenue growth, and therefore, profitability and cash flows could be adversely affected.

     The Company's E-commerce segment's web site sub-set realized an increase in revenues of approximately $398,000, or 28%, when comparing the current three months ended May 31, 2002 ($1.8 million in revenue) with the three months ended May 31, 2001 ($1.4 million in revenue). This increase is the result of the Company's shift from low priced "click through" revenue to higher generating registration, lead generation and on-line customer acquisition based revenue. The Company generates a significant portion of its site traffic from email marketing. SEE THE PRECEDING PARAGRAPH FOR A FURTHER DISCUSSION OF RECENT BUSINESS AND LEGAL DEVELOPMENTS ATTRIBUTABLE TO EMAIL MARKETING.

     Additional increases in the Company's consolidated revenues were attributable to new sub-sets added to the E-commerce segment during the three months ended May 31, 2002 when compared to the three months ended May 31, 2001. The combined revenue resulting from the new sub-sets amounted to $869,497 and is detailed as follows: (a) $202,248 of such increase relates to the Company's majority-owned subsidiary (Montvale Management LLC) that provides services under a net branch agreement with licensed mortgage banking and brokerage companies in the acquisition of candidates for new mortgages and the refinancing of existing debt, which subsidiary also conducts the same services off-line and is the sole component of the Company's Off-line Marketing Services segment revenue of $1,185,682; (b) $622,459 of such increase relates to the on-line sales of jewelry and gifts by the Company's new subsidiary, ThanksMuch, Inc., which was formed with the assets acquired from a closely held private company on December 14, 2001, all as more fully described in Note 8 to the financial statements; and
(c) $44,790 of such increase relates to the Internet game development revenues generated by the Company's new subsidiary, InfiKnowledge ULC, which was formed with the assets acquired from a private Canadian company on December 6, 2001, all as more fully described in Note 8 to the financial statements.

     The increases in revenues from the Company's E-commerce segment and Off-line Marketing Services segment were partially offset by a decrease of $318,437 in revenues from the Company's LEC Billed Products and Services segment. Such decrease resulted from the Company's elimination of billing voice mail services under its contract with the service bureau known as Federal Transtel, Inc. ("FTT") in October 2001. FTT has since filed for protection under the United States Bankruptcy Code.

     See "Transactions with Major Customers" and the Securities and Exchange Commission's ("SEC") mandated FR-60 disclosures following the "Liquidity and Capital Resources" section for a further discussion of the significant customer concentrations, critical accounting policies and estimates, and other factors that could affect future results.

     The Company's cost of revenues during the three months ended May 31, 2002 and May 31, 2001 are comprised of direct and indirect marketing costs associated with the (1) acquisition of consumer data, (2) costs of email delivery, (3) premium fulfillment costs and (4) contingent-based prize indemnification expense, billing and collection fees, and customer service costs.

     The Company's cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three month periods ended May 31, 2002 and May 31, 2001 are set forth below:

   CONSOLIDATED COST OF SALES, BY SEGMENT, BY COMPONENT

                                                      FOR THE THREE MONTHS ENDED
                                                      ---------------------------      CHANGE        CHANGE
                                                        MAY 31,         MAY 31,       INC (DEC)     INC (DEC)
                                                         2002            2001            $$$           %%%
                                                      -----------     -----------    -----------     -------
E-COMMERCE
ADVERTISING, PROMOTION AND FULFILLMENT COSTS
Email marketing and related delivery costs ........... $1,141,215     $  699,695      $  441,520        63%
Data purchases and premium costs .....................  1,960,386        747,755       1,212,631       162%
Promotional, creative and other costs ................     69,959         30,404          39,555       130%
                                                       ----------     ----------      ----------     -----
     TOTAL E-COMMERCE ADVERTISING .................... $3,171,560     $1,477,854      $1,693,706       115%
                                                       ----------     ----------      ----------     -----
SERVICE BUREAU FEES
Contingent based prize indemnification costs ......... $   95,536     $   99,131          (3,595)       -4%
                                                       ----------     ----------      ----------     -----
     TOTAL E-COMMERCE COST OF SALES .................. $3,267,096     $1,576,985      $1,690,111       107%
                                                       ----------     ----------      ----------     -----
OFF-LINE MARKETING SERVICES
ADVERTISING, PROMOTION AND FULFILLMENT COSTS
Telemarketing, direct mail and related costs ......... $  116,108     $   16,176      $   99,932       618%
     TOTAL OFF-LINE MARKETING COST OF SALES .......... $  116,108     $   16,176      $   99,932       618%
                                                       ----------     ----------      ----------     -----
LEC BILLED PRODUCTS AND SERVICES
SERVICE BUREAU FEES
Billing and collection fees .......................... $       --     $   54,576         (54,576)     -100%
                                                       ----------     ----------      ----------     -----
     TOTAL LEC BILLED COST OF SALES .................. $       --     $   54,576         (54,576)     -100%
                                                       ----------     ----------      ----------     -----
       TOTAL COST OF SALES ........................... $3,383,204     $1,647,737      $1,735,467       105%
                                                       ----------     ----------      ----------     -----

     Cost of sales on a consolidated basis increased $1,735,467, or 105%, to $3,383,204 for the three months ended May 31, 2002 from $1,647,737 in the comparable prior year period.

     On a segmental level, the Company's E-commerce segment cost of sales increased, on a net basis, approximately $1.7 million, or 107%, to $3.3 million during the three months ended May 31, 2002, when compared to $1.6 million incurred in the prior year's comparable period. The Company's continuing strategy of generating revenues primarily from direct marketing campaigns delivered on-line was the significant factor contributing to this increase. The Company realized marketing costs for email delivery of approximately $1.1 million in the current fiscal quarter ended May 31, 2002, representing an increase of $441,520, or 63%, when compared to approximately $700,000 in email delivery costs incurred in the prior year's comparable period. In December 2001, the

Company acquired the assets of a Canadian-based technology company (InfiKnowledge). The Company continues to expect that the integration of the acquired assets, technology and human resources into its operations and email delivery platform will continue to reduce the unitary costs of its email promotions and serve to preserve and/or improve operating margins. SEE THE PRECEDING "NET REVENUE" SECTION FOR A FURTHER DISCUSSION OF RECENT BUSINESS AND LEGAL DEVELOPMENTS ATTRIBUTABLE TO EMAIL MARKETING.

     The Company realized costs of approximately $1,200,000 for data purchases necessary to build and maintain its marketing databases. In addition, the Company realized cost of approximately $746,000 for premium costs related to redemption obligations for certain of its marketing program offers. These costs represent an increase of approximately $1.2 million, or 162%, over data purchase costs of $747,755 during the three months ended May 31, 2001. In the prior fiscal year's comparable period, the Company had immaterial costs relative to redemption obligations.

     The Company uses the services of an agency for the provision of indemnification coverage in the event the GroupLotto site produces a winner in one of its free on-line lottery games. The costs attributable to the provision of such indemnification coverage decreased approximately $3,600, or 4%, when compared with the fiscal period ended May 31, 2001. The reason for this decrease was due to an approximate 7% decrease in the games played at the GroupLotto.com website.

     The Company's Off-line Marketing Services segment's cost of sales increased $99,932, or 618%, to $116,108, when compared to $16,176 during the three months ended May 31, 2001. The increase was attributable to the Company's majority-owned subsidiary (Montvale Management LLC), which was inactive during the three months ended May 31, 2001.

     The balance of the decrease in cost of goods sold relates to the LEC Billed Product and Service segment and amounted to a reduction of $54,576. This reduction resulted from the Company's elimination of billing voice mail services under its contract with the service bureau Federal Transtel, Inc. ("FTT") in October 2001. FTT has since filed for protection under the United States Bankruptcy Code.

     The Company's gross profit in terms of dollars, on a segmental basis, and the Company's gross profit percentage, on a segmental basis, for each of the three month periods ended May 31, 2002 and 2001 are set forth below:

   CONSOLIDATED GROSS PROFIT, BY SEGMENT

                                                     FOR THE PERIODS:
                                                    THREE MONTHS ENDED
                                                ---------------------------      CHANGE        CHANGE
                                                  MAY 31,         MAY 31,       INC (DEC)     INC (DEC)
                                                   2002            2001            $$$           %%%
                                                -----------     -----------    -----------     -------
E-commerce ..................................... $6,282,821     $3,933,121      $2,349,700        60%
Customer Acquisition services ..................  1,138,513        (16,176)      1,154,689       100%
LEC Billed products and services ...............         --        263,861        (263,861)     -100%
                                                 ----------     ----------      ----------     -----
CONSOLIDATED TOTALS ............................ $7,421,334     $4,180,806      $3,240,548        78%
                                                 ==========     ==========      ==========     =====

   CONSOLIDATED GROSS PROFIT PERCENTAGES, BY SEGMENT

                                                     FOR THE PERIODS:
                                                    THREE MONTHS ENDED          ABSOLUTE      RELATIVE
                                                ---------------------------    PERCENTAGE    PERCENTAGE
                                                  MAY 31,         MAY 31,        CHANGE        CHANGE
                                                   2002            2001         INC (DEC)     INC (DEC)
                                                -----------     -----------    -----------     -------
E-commerce .....................................   65.8%           71.4%          -5.6%         -7.8%
Customer Acquisition services ..................   90.7%            0.0%          90.7%        100.0%
LEC Billed products and services ...............    0.0%           82.9%         -82.9%       -100.0%
                                                   ----            ----          -----        ------
CONSOLIDATED GROSS PROFIT PERCENTAGE ...........   68.7%           71.7%          -3.0%         -4.2%
                                                   ====            ====          =====        ======

     Consolidated Gross Profit Percentage ("Gross Margin") as a percentage of net revenue was 68.7% during the three months ended May 31, 2002, compared to 71.7% in the prior year's comparable fiscal period, representing an absolute percentage point decrease of 3%, or a 4.2% decline on a relative basis. On a segmental basis, the Company's E-commerce segment accounted for the majority of the decrease in margin when compared to the prior year's comparable fiscal period. The 5.6% absolute percentage point decrease resulted from the Company's increased costs associated with data purchases, which are fully expensed at the time of the data's receipt. The Company anticipates that this expensing policy could provide a margin improvement benefit in future fiscal periods through the continued marketing to such acquired data. An additional factor contributing to the slight decline in the gross margin percentage is attributable to the costs of fulfillment obligations related to the Company's marketing program conducted for a long distance service provider. Such costs approximated $746,000 in the quarter ended May 31, 2002. During the prior year's comparable period, the Company did not have an email program that generated significant fulfillment costs. Changes in the gross margins generated from the Company's Off-line Marketing Services segment and LEC Product and Services segment primarily offset each other in terms of percentage changes.

     The Company's Selling Expenses and General and Administrative Expenses for each of the three months ended May 31, 2002 and May 31, 2001 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

                                                     FOR THE PERIODS:
                                                    THREE MONTHS ENDED
                                                ---------------------------      CHANGE        CHANGE
                                                  MAY 31,         MAY 31,       INC (DEC)     INC (DEC)
                                                   2002            2001            $$$           %%%
                                                -----------     -----------    -----------     -------
E-COMMERCE
Fee share commissions .......................... $  900,173       $251,986      $  648,187       257%
Other commissions ..............................    473,223             --         473,223       100%
Selling salaries and related expenses ..........    417,868        318,288          99,580        31%
Occupancy and equipment costs ..................      4,515          4,305             210         5%
Travel and entertainment .......................     59,648         78,401         (18,753)      -24%
                                                 ----------       --------      ----------     -----
     TOTAL SELLING-- E-COMMERCE SEGMENT ........ $1,855,427       $652,980      $1,202,447       184%
                                                 ----------       --------      ----------     -----
OFF-LINE MARKETING SERVICES
Fee share commissions .......................... $       --       $     --      $       --         0%
Other commissions ..............................         --             --              --         0%
Selling salaries and related expenses ..........    458,335             --         458,335       100%
Occupancy and equipment costs ..................     45,889             --          45,889       100%
Travel and entertainment .......................     11,124             --          11,124       100%
                                                 ----------       --------      ----------     -----
     TOTAL SELLING-- OFF-LINE SEGMENT .......... $  515,348       $     --      $  515,348       100%
                                                 ----------       --------      ----------     -----
       Consolidated Totals ..................... $2,370,775       $652,980      $1,717,795       263%
                                                 ==========       ========      ==========     =====

     Selling expenses on a consolidated basis increased approximately $1.7 million, or 263%, from $652,980 during the three months ended May 31, 2001 to $2,370,775 during the three months ended May 31, 2002. The increase was primarily attributable to the Company's E-commerce segment, with an increase of approximately $1.2 million, and increases of $515,348 in selling expenses in the Company's Off-line Marketing Services segment.

     The significant factors contributing to the increase in selling expenses were (a) increased fee share commissions ($648,187) and other sales related commissions ($473,223) incurred in the Company's E-commerce segment (see below for a detailed description of this expense category); and (b) increased selling based compensation of $99,580, arising from the expansion of the E-commerce segment's sales force and selling activities.

     Regarding the increase in fee share commissions, during the fiscal year ended November 30, 2001, the Company significantly expanded the practice of marketing promotional offers on behalf of its marketing clients ("Clients") to third party databases on a fee share commission basis. The fee share commission relationship generally arises after the Company concludes a contractual arrangement with a Client pursuant to which the Company modifies or develops the:(i) copy, (ii) offer form and (iii) promotional materials for the Client's product or service. The Company then tests the promotion, and agrees to deliver a minimum level of new customers, and/or targeted leads to the Client. Simultaneously with the execution of these contractual arrangements, the Company often obtains the rights from the Client to market their promotions to a list of third parties with whom the Company has marketing relationships (the "Third Parties"). The Company enters into contracts with each Third Party with whom it intends to market Client promotions. The terms of these agreements generally provide that the Third Party has the right to (i) approve the creative materials for each promotion, (ii) approve the timing of each promotion's mailing, (iii) terminate the contract on short notice, and (iv) reject any promotion for any reason. Each agreement also restricts the third party from doing business with the client other than through the Company for the period of time covered by the agreement, and sets forth the terms of the Third Party's compensation. Payments are performance based only and are either fixed fees paid for each customer or lead generated for the Client, or a revenue share that is a percentage of the revenue generated (after deduction for certain direct costs) by the Company for marketing that offer to the Third Party database. The Company utilizes unique Universal Resource Locater identifier links ("URLs") when promotions are mailed to the Third Party database. It is the unique URL's that form the tracking mechanism by which the Client reports results to the Company, and the Company is able to account for revenue generated under the fee share arrangement with Third Parties. In addition, the Company manages third party databases on a revenue share basis. Amounts payable to the third parties under these programs are captured in the "fee share commission" category of selling expense.

     Selling expenses within the Company's Off-line Marketing Services segment increased $515,348, or 100%, when compared to the prior year's comparable period. The Company expects that in the balance of the fiscal year ended November 30, 2002 it will continue to realize quarterly increases in this segment's selling expenses based on the anticipated expansion of the operations of its majority owned subsidiary, Montvale Management LLC, which conducts business off-line, as well as on-line, as a net branch for licensed mortgage banking and brokerage companies.

     The Company's general and administrative expenses ("G&A") are principally comprised of (i) compensation costs and related expenses for executive, finance, information systems and general administration personnel, (ii) professional fees (which include legal; audit, accounting and tax; public relations; database management and consulting; and public company related printing costs), (iii) insurance costs, (iv) occupancy and other equipment rental costs, (v) site development, maintenance and modification costs related to the Company's E-commerce segment, and (vi) all other general and miscellaneous corporate expense items.

   CONSOLIDATED GENERAL AND ADMINISTRATIVE EXPENSES, BY SEGMENT, BY COMPONENT

                                                           FOR THE PERIODS:
                                                          THREE MONTHS ENDED
                                                      ---------------------------      CHANGE        CHANGE
                                                        MAY 31,         MAY 31,       INC (DEC)     INC (DEC)
                                                         2002            2001            $$$           %%%
                                                      -----------     -----------    -----------     -------
E-COMMERCE
Compensation costs and related expenses .............  $1,133,945     $  592,719      $  541,226        91%
Professional fees ...................................     474,195        197,471         276,724       140%
Insurance costs .....................................     119,718        141,544         (21,826)      -15%
Occupancy and equipment costs .......................      77,179         57,214          19,965        35%
Site development, maintenance and modifications .....     287,133        406,145        (119,012)      -29%
All other G&A expenses ..............................     454,084         20,395         433,689      2126%
                                                       ----------     ----------      ----------     -----
TOTAL G&A-- E-COMMERCE SEGMENT ......................  $2,546,254     $1,415,488      $1,130,766        80%
                                                       ----------     ----------      ----------     -----

                                                      FOR THE PERIODS:
                                                     THREE MONTHS ENDED
                                                 ---------------------------      CHANGE        CHANGE
                                                   MAY 31,         MAY 31,       INC (DEC)     INC (DEC)
                                                    2002            2001            $$$           %%%
                                                 -----------     -----------    -----------     -------
OFF-LINE MARKETING SERVICES
Compensation costs and related expenses ......... $       --     $   49,404      $  (49,404)     -100%
Professional fees ...............................     20,284             --          20,284       100%
Insurance costs .................................      1,260          3,672          (2,412)      -66%
Occupancy and equipment costs ...................         --          7,702          (7,702)     -100%
All other G&A expenses ..........................    353,794         25,927         327,867      1265%
                                                  ----------     ----------      ----------     -----
TOTAL G&A-- OFF-LINE SEGMENT .................... $  375,338     $   86,705      $  288,633       333%
                                                  ----------     ----------      ----------     -----
LEC BILLED PRODUCTS AND SERVICES
Compensation costs and related expenses ......... $       --     $   49,272      $  (49,272)     -100%
Insurance costs .................................         --         34,604         (34,604)     -100%
Occupancy and equipment costs ...................         --          7,702          (7,702)     -100%
All other G&A expenses ..........................         --          5,088          (5,088)     -100%
                                                  ----------     ----------      ----------     -----
TOTAL G&A-- LEC SEGMENT ......................... $       --     $   96,666      $  (96,666)     -100%
                                                  ----------     ----------      ----------     -----
CORPORATE AND OTHER
Compensation costs and related expenses ......... $  515,909     $  370,619      $  145,290        39%
Professional fees ...............................    226,306        349,171        (122,865)      -35%
Insurance costs .................................    121,025            453         120,572       100%
All other G&A expenses ..........................    165,019         85,275          79,744        94%
                                                  ----------     ----------      ----------     -----
TOTAL G&A-- CORPORATE AND OTHER ................. $1,028,259     $  805,518      $  222,741        28%
                                                  ----------     ----------      ----------     -----
CONSOLIDATED TOTALS ............................. $3,949,851     $2,404,377      $1,545,474        64%
                                                  ==========     ==========      ==========     =====

     General and Administrative expenses ("G&A") on a consolidated basis increased approximately $1.5 million, or 64%, when comparing G&A of approximately $2.4 million from the three months ended May 31, 2001 to G&A of approximately $3.9 million incurred during the three months ended May 31, 2002. The net increase was attributable to (a) the Company's E-commerce segment (approximately $1.1 million, or 73% of the total increase), with such increase related to increased compensation costs, professional fees and other G&A expenses, offset by a decline in maintenance costs associated with the Company's web sites, all required to support the 73% increase in revenues generated by such segment during the three months ended May 31, 2002; (b) increases attributable to the Company's Off-line Marketing Services segment (approximately $289,000, or 19% of total increase), with such increase related to G&A necessary to support the segment's growth in revenues from $ -0- in fiscal 2001's second quarter to approximately $1.2 million during the three months ended May 31, 2002; and (c) other corporate overhead (approximately $222,000, or 14% of the total increase) not specifically identifiable to the Company's operating segments, with such cost increase including (i) directors and officers liability insurance, (ii) professional fees incurred in the defense of actions arising from legacy operations, and (iii) other non-allocable G&A aggregating approximately $1 million. These overhead increases were slightly offset by an approximate $97,000 decrease in overhead attributable to the Company's currently inactive LEC Billed Product and Services segment.

OTHER INCOME (EXPENSE)

     The Company's components of "Other income (expense)" for the three months ended May 31, 2002 and 2001 are set forth below:

   CONSOLIDATED OTHER INCOME (EXPENSE)

                                                           FOR THE PERIODS:
                                                          THREE MONTHS ENDED
                                                      ---------------------------      CHANGE        CHANGE
                                                        MAY 31,         MAY 31,       INC (DEC)     INC (DEC)
                                                         2002            2001            $$$           %%%
                                                      -----------     -----------    -----------     -------
Other income (expense):
Interest expense ....................................  $   (9,266)     $      --      $   (9,266)      100%
Interest income and dividends .......................     183,386        494,309        (310,923)      -63%
Net gains(losses) on sale of marketable securities ..      20,564         (1,776)         22,340       100%
Other non-operating income:
   Talk.com  Arbitration Settlement .................   2,314,121                      2,314,121       100%
   P.M.Thomas Arbitration Settlement ................  (2,275,582)                    (2,275,582)      100%
   Residual revenues from terminated programs .......          --         79,883         (79,883)     -100%
   Other miscellaneous (expense) ....................      62,126             --          62,126       100%
Minority interest (income) loss .....................    (104,303)            --        (104,303)      100%
                                                       ----------     ----------      ----------     -----
TOTAL CONSOLIDATED OTHER INCOME (EXPENSE) ...........  $  191,046      $ 572,416      $ (381,370)      -67%
                                                       ==========     ==========      ==========     =====

     Consolidated Other Income (Expense) decreased approximately $381,000, from approximately $572,000 for the three months ended May 31, 2001 to approximately $191,000 for the three months ended May 31, 2002.

     The primary factors contributing to the net decrease, in the order of the table set forth above, are as follows:

     (a) a decrease in interest and dividend income of approximately $311,000 resulting from significant decreases in the interest rates available on short-term commercial paper during the three months ended May 31, 2002;

     (b) an increase in gains realized through sales of marketable securities approximating $22,000 in the quarter ended May 31, 2002, when compared to the quarter ended May 31, 2001, which included a loss of approximately $2,000; and

     (c) the three months ended May 31, 2002 included the final installment related to the Talk.com arbitration victory ($2.3 million) awarded to the Company in November 2001, offset by the $2.3 million award granted to the claimants in the Phillip Michael Thomas arbitration. See "Part II -- Legal Proceedings."

PROVISION FOR INCOME TAXES

     The Company's effective income tax rate is a result of the combination of federal income taxes at statutory rates, and state taxes, subject to the effects of valuation allowances taken against the "realizability" of deferred tax assets. The Company recorded income tax expense of $469,540 for the three months ended May 31, 2002 on pre-tax income of approximately $1,182,583. This equates to an effective tax rate of approximately 39.7%. This effective tax rate is less than the Company's historically recognized tax rate due to the realization in the three months ended May 31, 2002 of previously devalued deferred tax assets related to capital losses, coupled with the effect of interim period tax allocation. In the prior comparable period, the Company had recorded income tax expense of $680,381 on a pre-tax profit of approximately $1,695,865. This represented an effective tax rate of 40.1%.

SIX MONTHS ENDED MAY 31, 2002 AND MAY 31, 2001

     The Company's net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the six month periods ended May 31, 2002 and May 31, 2001, are detailed in the following tables:

   SEGMENT DATA -- NET REVENUES, BY SEGMENT COMPONENT

                                                        SIX MONTHS ENDED
                                                   ---------------------------      CHANGE        CHANGE
                                                     MAY 31,         MAY 31,       INC (DEC)     INC (DEC)
                                                      2002            2001            $$$           %%%
                                                   -----------     -----------    -----------     -------
E-COMMERCE COMPONENTS
GroupLotto and other web sites ................... $ 4,239,862    $ 2,491,927     $ 1,747,935        70%
Net branch commission fees .......................     332,209             --         332,209       100%
Email marketing programs .........................  13,462,033      5,556,433       7,905,600       142%
Data sales and rentals ...........................   2,064,018      1,582,312         481,706        30%
Sales of jewelry and gifts .......................     821,137             --         821,137       100%
Internet game development and other ..............     265,108             --         265,108       100%
                                                   -----------    -----------     -----------     -----
TOTAL E-COMMERCE .................................  21,184,367      9,630,672      11,553,695       120%
                                                   -----------    -----------     -----------     -----
OFF-LINE MARKETING SERVICE COMPONENTS
Net branch commission fees .......................   1,922,129             --       1,922,129       100%
Other off-line marketing .........................      68,939             --          68,939       100%
                                                   -----------    -----------     -----------     -----
TOTAL OFF-LINE MARKETING SERVICE .................   1,991,068             --       1,991,068       100%
                                                   -----------    -----------     -----------     -----
LEC BILLED PRODUCTS AND SERVICES COMPONENTS
"900" Entertainment Service royalties ............          --        486,406        (486,406)     -100%
Enhanced Services, principally voice mail ........          --        637,019        (637,019)     -100%
                                                   -----------    -----------     -----------     -----
TOTAL LEC BILLED PRODUCTS AND SERVICES                      --      1,123,425      (1,123,425)     -100%
                                                   -----------    -----------     -----------     -----
CORPORATE AND OTHER COMPONENTS
Miscellaneous products, list revenue and other ...          --             --              --         0%
                                                   -----------    -----------     -----------     -----
TOTAL CONSOLIDATED NET REVENUE ................... $23,175,435    $10,754,097     $12,421,338       116%
                                                   ===========    ===========     ===========     =====

     Net Revenue increased $12,421,338, or 116%, to $23,175,435 for the six months ended May 31, 2002 from $10,754,097 in the comparable prior year period. The primary component of the increase was attributable to an approximate $11.6 million increase in the Company's E-commerce segment net revenues, combined with an increase of approximately $2 million in net revenue from the Company's Off-line Marketing services segment. Such increases were partially offset by a decrease of $1.1 million in the Company's LEC Billed Product and Services legacy segment. The E-commerce segment revenue increase resulted from the Company's increasing focus on generating revenue from its current core business, on-line direct marketing. The Company expects this segment to continue to represent the substantial part of the Company's revenue in future fiscal periods. The Company is assessing the potential of an increased emphasis of revenue generation from off-line, conventional direct marketing activities and will implement the strategy if deemed beneficial for the Company. Currently, the Company is using its on-line databases to enhance third party off-line databases through the application of overlay technology, whereby databases are appended to one another, effectively increasing the depth of consumer related information within the appended database.

     The growth in the Company's E-commerce segment was primarily attributable to approximately $13.5 million in revenue generated from the segment's E-mail marketing program sub-set. This represented a $7.9 million increase over the prior year's $5.5 million in revenue generated from such segment's sub-set. This substantial increase of approximately 142% over the prior year's comparable period was primarily the result of the Company's acquisition of significant volumes of permission-based email records, extension of the quantity and quality of third party (client) offers being emailed to the databases and greater efficiencies in the Company's email delivery programs. In the prior year's comparable period, specifically the first three months of the fiscal year ended November

30, 2001, the Company had been in the early stages of developing and carrying out its online strategy. The sub-set of E-mail marketing program revenue represented approximately 58% of the Company's consolidated net revenue for the six months ended May 31, 2002.

     During the three months ended May 31, 2002, the Company experienced problems with the delivery of its email promotional offers. Such problems reduced revenue and income from the E-Commerce sub-segment. The Company believes that the significant component of the email delivery problem is attributable to Internet Service Providers that unilaterally block commercial emails from reaching their consumer subscribers. The Company has addressed the issue by deploying new reinforced delivery platforms with increased redundancy and expanded diversification using both internal and external emailing resources. Although the Company has conceived of a number of programs to address this specific problem, there can be no assurance that any of these programs will work effectively, or can be timely implemented.

     Any further changes in the Internet operating landscape that materially hinders the Company's current ability and/or cost to deliver commercial email messages to the consumer records in its databases, and the consumer records in the databases of its affiliates, could potentially cause a material impact in future net revenue and gross margin, and, therefore, its profitability and cash flows could be adversely affected. Various state laws exist, and federal legislation is currently pending, that limit the Company's ability to deliver commercial e-mail messages to consumers. There are presently no federal laws that regulate sending unsolicited email. The pending federal bills and existing state laws require that certain "opt-out" procedures be included in emails and prohibit "false routing" or "fictitious address" information. Existing state, and pending federal, laws require functioning return e-mail addresses and that valid postal addresses be included by the senders of commercial email messages. Some states require an "ADV" label in the subject line, and proscribe false header or misleading subject lines. Attorneys General and/or consumers are given authority to enforce the state laws. States with legislation affecting the sending of unsolicited commercial email include: California, Colorado, Connecticut, Delaware, Idaho, Illinois, Iowa, Louisiana, Maryland, Missouri, Nevada, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, Tennessee, Utah, Virginia, Washington and West Virginia. If strict federal legislation is subsequently written into law, with its terms specifically limiting the Company's ability to market its offers, the Company could potentially realize a material adverse impact in future fiscal period net revenue growth, and therefore, profitability and cash flows could be adversely affected.

     The Company's E-commerce segment's web site sub-set realized an increase in revenues of $1.7 million, or 70%, when comparing the current six months ended May 31, 2002 ($4.2 million in revenue) with the six months ended May 31, 2001 ($2.5 million in revenue). This increase is the result of the Company's shift from low priced "click through" revenue to higher generating registration, lead generation and on-line customer acquisition based revenue. The Company generates a significant portion of its site traffic from email marketing. SEE THE PRECEDING PARAGRAPH FOR A FURTHER DISCUSSION OF RECENT BUSINESS AND LEGAL DEVELOPMENTS ATTRIBUTABLE TO EMAIL MARKETING.

     Additional increases in the Company's consolidated revenues were attributable to new sub-sets added to the E-commerce segment during the six months ended May 31, 2002 when compared to the six months ended May 31, 2001. The combined revenue resulting from the new sub-sets amounted to approximately $1.4 million and is detailed as follows: (a) $332,209 of such increase relates to the Company's majority-owned subsidiary (Montvale Management LLC) that provides services under a net branch agreement with licensed mortgage banking and brokerage companies in the acquisition of candidates for new mortgages and the refinancing of existing debt, which subsidiary also conducts the same services off-line and recorded approximately $1.9 million within its Off-line Marketing Services segment; (b) $821,137 of such increase relates to the on-line sales of jewelry and gifts by the Company's new subsidiary, ThanksMuch, Inc., which was formed with the assets acquired from a closely held private company on December 14, 2001, all as more fully described in Note 8 to the financial statements; (c) $165,108 of such increase relates to the Internet game development revenues generated by the Company's new subsidiary, InfiKnowledge ULC, which was formed with the assets acquired from a private Canadian company on December 6, 2001, all as more fully described in Note 8 to the financial statements; and (d) the balance of such increase, or $100,000, was attributable to a web marketing, design and development contract executed and completed by the Company during the three months ended February 28, 2002.

     The increases in revenues from the Company's E-commerce segment and Off-line Marketing Services segment were partially offset by a decrease of $1,123,425 in revenues from the Company's LEC Billed Products and Services segment. A portion of the decrease, or $486,406, resulted from the expiration in the prior year's three months ended February 28, 2001, of certain agreements pursuant to which the Company had been paid a royalty fee (with virtually no corresponding costs) to refrain from conducting, marketing, advertising or promoting certain LEC Billed Products and Services. The six months ended May 31, 2002, did not include any revenue related to these services and the Company does not anticipate re-entering that market. The balance of the decrease in

LEC Billed Product and Service segment revenue, or $637,019, resulted from the Company's elimination of billing voice mail services under its contract with the service bureau Federal Transtel, Inc. ("FTT") in October 2001. FTT has since filed for protection under the United States Bankruptcy Code.

         See "Transactions with Major Customers" and the Securities and Exchange Commission's ("SEC") mandated FR-60 disclosures following the "Liquidity and Capital Resources" section for a further discussion of the significant customer concentrations, critical accounting policies and estimates, and other factors that could affect future results.

     The Company's cost of revenues during the six months ended May 31, 2002 and May 31, 2001 are comprised of (1) direct and indirect marketing costs associated with the (a) contact and identification strategies, (b) procurement and (c) retention of consumers for its databases, including direct response email marketing costs, data purchases, promotional costs and premium fulfillment costs, and (2) the related contingent-based prize indemnification expense, and LEC segment related billing and collection fees, and customer service costs.

     The Company's cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the six month periods ended May 31, 2002 and May 31, 2001 are set forth below:

   CONSOLIDATED COST OF SALES, BY SEGMENT, BY COMPONENT

                                                                FOR THE
                                                           SIX MONTHS ENDED
                                                      ---------------------------      CHANGE        CHANGE
                                                        MAY 31,         MAY 31,       INC (DEC)     INC (DEC)
                                                         2002            2001            $$$           %%%
                                                      -----------     -----------    -----------     -------
E-COMMERCE
ADVERTISING, PROMOTION AND FULFILLMENT COSTS
Email marketing and related delivery costs ........... $2,587,026     $1,126,857      $1,460,169       130%
Data purchases and premium costs .....................  3,723,449      1,101,007       2,622,442       238%
Promotional, creative and other costs ................     84,619         50,154          34,465        69%
                                                       ----------     ----------      ----------     -----
TOTAL E-COMMERCE ADVERTISING ......................... $6,395,094     $2,278,018      $4,117,076       181%
                                                       ----------     ----------      ----------     -----
SERVICE BUREAU FEES
Contingent based prize indemnification costs ......... $  185,391     $  206,626      $  (21,235)      -10%
                                                       ----------     ----------      ----------     -----
TOTAL E-COMMERCE COST OF SALES ....................... $6,580,485     $2,484,644      $4,095,841       165%
                                                       ----------     ----------      ----------     -----
OFF-LINE MARKETING SERVICES
ADVERTISING, PROMOTION AND FULFILLMENT COSTS
Telemarketing, direct mail and related costs ......... $  181,330     $   21,739      $  159,591       734%
Premium fulfillment costs ............................ $       --     $    7,564      $   (7,564)     -100%
                                                       ----------     ----------      ----------     -----
TOTAL OFF-LINE MARKETING COST OF SALES ............... $  181,330     $   29,303      $  152,027       519%
                                                       ----------     ----------      ----------     -----
LEC BILLED PRODUCTS AND SERVICES
SERVICE BUREAU FEES
Billing and collection fees .......................... $       --     $  111,655      $ (111,655)     -100%
                                                       ----------     ----------      ----------     -----
TOTAL LEC BILLED COST OF SALES ....................... $       --     $  111,655      $ (111,655)     -100%
                                                       ----------     ----------      ----------     -----
TOTAL COST OF SALES .................................. $6,761,815     $2,625,602      $4,136,213       158%
                                                       ==========     ==========      ==========     =====

     Cost of sales on a consolidated basis increased $4,136,213, or 158%, to $6,671,815 for the six months ended May 31, 2002 from $2,625,602 in the comparable prior year period.

     On a segmental level, the Company's E-commerce segment cost of sales increased, on a net basis, approximately $4.1 million, or 165%, to $6.6 million during the six months ended May 31, 2002, when compared to $2.5 million incurred in the prior year's comparable period. The Company's continuing strategy of generating revenues primarily from direct marketing campaigns delivered on-line was the significant factor contributing to this increase. The Company realized marketing costs for email delivery of approximately $2.6 million in the six months ended May 31, 2002, representing an increase of $1.5 million, or 130%, when compared to approximately $1.1 million in email delivery costs incurred in the prior year's comparable period. In December 2001, the Company acquired the assets of a Canadian-based technology company (InfiKnowledge). The Company continues to expect that the integration of the acquired assets, technology and human resources into its operations and email delivery platform will continue to reduce the unitary costs of its email promotions and serve to preserve and/or improve operating margins. SEE THE PRECEDING "NET REVENUE" SECTION FOR A FURTHER DISCUSSION OF RECENT BUSINESS AND LEGAL DEVELOPMENTS ATTRIBUTABLE TO EMAIL MARKETING.

     The Company realized costs of approximately $2.6 million for data purchases necessary to build and maintain its marketing databases and approximately $1.1 million for premium costs related to redemption obligations for certain of its marketing program offers. These costs represent an increase of approximately $2.6 million, or 238%, over data purchase costs of $1.1 million during the six months ended May 31, 2001. In the prior fiscal year's comparable period, the Company had immaterial costs relative to redemption obligations.

     The Company uses the services of an agency for the provision of indemnification coverage in the event the GroupLotto site produces a winner in one of its free on-line lottery games. The costs attributable to the provision of such indemnification coverage decreased approximately $21,000, or 10%, when compared with the prior fiscal period ended May 31, 2001. The reason for this decrease was due to an approximate 12% decrease in the games played at the Company's GroupLotto.com website.

     The Company's Off-line Marketing Services segment's cost of sales increased $152,027, or 519%, to $181,330, when compared to $29,303 during the six months ended May 31, 2001. The increase was attributable to the Company's majority-owned-subsidiary (Montvale Management LLC), which was inactive during the six months ended May 31, 2001.

     The balance of the decrease in cost of goods sold relates to the LEC Billed Product and Service segment and amounted to a reduction of $111,655. This reduction resulted from the Company's elimination of billing voice mail services under its contract with the service bureau Federal Transtel, Inc. ("FTT") in October 2001. FTT has since filed for protection under the United States Bankruptcy Code.

     The Company's gross profit in terms of dollars, on a segmental basis, and the Company's gross profit percentage, on a segmental basis, for each of the six month periods ended May 31, 2002 and 2001 are set forth below:

   CONSOLIDATED GROSS PROFIT, BY SEGMENT

                                              FOR THE PERIODS:
                                              SIX MONTHS ENDED
                                         ---------------------------      CHANGE        CHANGE
                                           MAY 31,         MAY 31,       INC (DEC)     INC (DEC)
                                            2002            2001            $$$           %%%
                                         -----------     -----------    -----------     -------
E-commerce                               $14,603,882     $7,146,028      $7,457,854       104%
Customer Acquisition services              1,809,738        (29,303)      1,839,041       100%
LEC Billed products and services                  --      1,011,770      (1,011,770)     -100%
                                         -----------     ----------      ----------     -----
CONSOLIDATED TOTALS                      $16,413,620     $8,128,495      $8,285,125       102%
                                         ===========     ==========      ==========     =====

   CONSOLIDATED GROSS PROFIT PERCENTAGES, BY SEGMENT

                                                 FOR THE PERIODS:
                                                 SIX MONTHS ENDED           ABSOLUTE      RELATIVE
                                            ---------------------------    PERCENTAGE    PERCENTAGE
                                              MAY 31,         MAY 31,        CHANGE        CHANGE
                                               2002            2001         INC (DEC)     INC (DEC)
                                            -----------     -----------    -----------     -------
E-commerce ..................................  68.9%           74.2%          -5.3%         -7.1%
Customer Acquisition services ...............  90.9%            0.0%          90.9%        100.0%
LEC Billed products and services ............   0.0%           90.1%         -90.1%       -100.0%
                                               ----            ----          -----        ------
CONSOLIDATED GROSS PROFIT PERCENTAGE ........  70.8%           75.6%          -4.8%         -6.3%
                                               ====            ====          =====        ======

     Consolidated Gross Profit Percentage ("Gross Margin") as a percentage of net revenue was 70.8% during the six months ended May 31, 2002, compared to 75.6% in the prior year's comparable fiscal period, representing an absolute percentage point decrease of 4.8%, or a 6.3% decline on a relative basis. On a segmental basis, the Company's E-commerce segment accounted for the majority of the decrease in margin when compared to the comparable prior fiscal period. The 7.1% absolute percentage point decrease resulted from the Company's increased costs associated with data purchases, which are fully expensed at the time of receipt. The Company anticipates that this expensing policy could provide a margin improvement benefit in future fiscal periods through the continued marketing to such acquired data. An additional factor contributing to the slight decline in the gross margin percentage is attributable to the costs of fulfillment obligations related to the Company's marketing program offers conducted for a long distance service provider. Such costs approximated $1.1 million in the six months ended May 31, 2002. During the prior year's comparable period, the Company did not have a marketing program that generated significant fulfillment costs. Changes in the gross margins generated from the Company's Off-line Marketing Services segment and LEC Product and Services segment primarily offset each other in terms of percentage changes.

     The Company's Selling Expenses and General and Administrative Expenses for each of the six months ended May 31, 2002 and May 31, 2001 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

                                                  FOR THE PERIODS:
                                                  SIX MONTHS ENDED
                                             ---------------------------      CHANGE        CHANGE
                                               MAY 31,         MAY 31,       INC (DEC)     INC (DEC)
                                                2002            2001            $$$           %%%
                                             -----------     -----------    -----------     -------
E-COMMERCE
Fee share commissions ....................... $2,649,369     $  409,635      $2,239,734       547%
Other commissions ...........................    954,105             --         954,105       100%
Selling salaries and related expenses .......    824,367        640,274         184,093        29%
Occupancy and equipment costs ...............     11,715         11,105             610         5%
Travel and entertainment ....................    166,890        107,850          59,040        55%
                                             -----------     ----------      ----------     -----
TOTAL SELLING-- E-COMMERCE SEGMENT .......... $4,606,446     $1,168,864      $3,437,582       294%
                                             -----------     ----------      ----------     -----
OFF-LINE MARKETING SERVICES
Fee share commissions ....................... $       --     $       --      $       --         0%
Other commissions ...........................         --             --              --         0%
Selling salaries and related expenses .......    847,120             --         847,120       100%
Occupancy and equipment costs ...............     45,889             --          45,889       100%
Travel and entertainment ....................     17,859             --          17,859       100%
                                             -----------     ----------      ----------     -----
TOTAL SELLING-- OFF-LINE SEGMENT ............ $  910,868     $       --      $  910,868       100%
                                             -----------     ----------      ----------     -----
CONSOLIDATED TOTALS ......................... $5,517,314     $1,168,864      $4,348,450       372%
                                             ===========     ==========      ==========     =====

     Selling expenses on a consolidated basis increased approximately $4.3 million, or 372%, from $1.2 million during the six months ended May 31, 2001 to $5.5 million during the six months ended May 31, 2002. The increase was primarily attributable to the Company's E-commerce segment, with an increase of approximately $3.4 million, and increases of approximately $911,000 in selling expenses in the Company's Off-line Marketing Services segment.

     The significant factors contributing to the increase in selling expenses were (a) increased fee share commissions incurred in the Company's E-commerce segment of approximately $2.2 million (see below for a detailed description of this expense category); and (b) increased selling based compensation and other related selling costs combined ($184,093 and $59,650, respectively) arising from the expansion of the E-commerce segment's sales force and selling activities.

     Regarding the increase in fee share commissions, during the fiscal year ended November 30, 2001, the Company significantly expanded the practice of marketing promotional offers on behalf of its marketing clients ("Clients") to third party databases on a fee share commission basis. The fee share commission relationship generally arises after the Company concludes a contractual arrangement with a Client pursuant to which the Company modifies or develops the:(i) copy, (ii) offer form and (iii) promotional materials for the Client's product or service. The Company then tests the promotion, and agrees to deliver a minimum level of new customers, and/or targeted leads to the Client. Simultaneously with the execution of these contractual arrangements, the Company often obtains the rights from the Client to market their promotions to a list of third parties with whom the Company has marketing relationships (the "Third Parties"). The Company enters into contracts with each Third Party with whom it intends to market Client promotions. The terms of these agreements generally provide that the Third Party has the right to (i) approve the creative materials for each promotion, (ii) approve the timing of each promotion's mailing, (iii) terminate the contract on short notice, and (iv) reject any promotion for any reason. Each agreement also restricts the third party from doing business with the client other than through the Company for the period of time covered by the agreement, and sets forth the terms of the Third Party's compensation. Payments are performance based only and are either fixed fees paid for each customer or lead, generated for the Client, or a revenue share that is a percentage of the revenue generated (after deduction for certain direct costs) by the Company for marketing that offer to the Third Party database. The Company utilizes unique Universal Resource Locater identifier links ("URLs") when promotions are mailed to the Third Party database. It is the unique URL's that form the tracking mechanism by which the Client reports results to the Company, and the Company is able to account for revenue generated under the fee share arrangement with Third Parties.

     Selling expenses within the Company's Off-line Marketing Services segment increased $910,868, or 100%, when compared to the prior year's comparable period. The Company expects that in the remaining quarters of the fiscal year ended November 30, 2002, it will realize an increase in this segment's selling expenses based on the anticipated expansion of the operations of its majority owned subsidiary, Montvale Management LLC, which conducts business off-line, as well as on-line, as a net branch for licensed mortgage banking and brokerage companies.

   CONSOLIDATED GENERAL AND ADMINISTRATIVE EXPENSES, BY SEGMENT, BY COMPONENT

                                                    FOR THE PERIODS:
                                                    SIX MONTHS ENDED
                                               ---------------------------      CHANGE        CHANGE
                                                 MAY 31,         MAY 31,       INC (DEC)     INC (DEC)
                                                  2002            2001            $$$           %%%
                                               -----------     -----------    -----------     -------
E-COMMERCE
Compensation costs and related expenses ....... $2,249,340     $1,001,434      $1,247,906       125%
Professional fees .............................    832,257        319,590         512,667       160%
Insurance costs ...............................    231,861        196,608          35,253        18%
Occupancy and equipment costs .................    150,099        114,672          35,427        31%
Site development, maintenance and
   modifications ..............................    507,179      1,022,303        (515,124)      -50%
All other G&A expenses ........................    781,385        225,707         555,678       246%
                                                ----------     ----------      ----------     -----
TOTAL G&A-- E-COMMERCE SEGMENT ................ $4,752,121     $2,880,314      $1,871,807        65%
                                                ----------     ----------      ----------     -----
OFF-LINE MARKETING SERVICES
Compensation costs and related expenses ....... $       --     $   89,171      $  (89,171)     -100%
Professional fees .............................     23,404             --          23,404       100%
Insurance costs ...............................      2,355         65,536         (63,181)      -96%
Occupancy and equipment costs .................         --         14,334         (14,334)     -100%
All other G&A expenses ........................    592,417         39,605         552,812      1396%
                                                ----------     ----------      ----------     -----
TOTAL G&A-- OFF-LINE SEGMENT .................. $  618,176     $  208,646      $  409,530       196%
                                                ----------     ----------      ----------     -----

                                                    FOR THE PERIODS:
                                                    SIX MONTHS ENDED
                                               ---------------------------      CHANGE        CHANGE
                                                 MAY 31,         MAY 31,       INC (DEC)     INC (DEC)
                                                  2002            2001            $$$           %%%
                                               -----------     -----------    -----------     -------
LEC BILLED PRODUCTS AND SERVICES
Compensation costs and related expenses ....... $       --     $   88,896      $  (88,896)     -100%
Insurance costs ...............................         --         65,536         (65,536)     -100%
Occupancy and equipment costs .................         --         14,334         (14,334)     -100%
All other G&A expenses ........................         --          9,023          (9,023)     -100%
                                                ----------     ----------      ----------     -----
TOTAL G&A-- LEC SEGMENT ....................... $       --     $  177,789      $ (177,789)     -100%
                                                ----------     ----------      ----------     -----
CORPORATE AND OTHER
Compensation costs and related expenses ....... $1,095,754       $930,554      $  165,200        18%
Professional fees .............................    498,973        545,597         (46,624)       -9%
Insurance costs ...............................    235,384          1,298         234,086       100%
All other G&A expenses ........................    350,063        199,586         150,477        75%
                                                ----------     ----------      ----------     -----
TOTAL G&A-- CORPORATE AND OTHER ............... $2,180,174     $1,677,035      $  503,139        30%
                                                ----------     ----------      ----------     -----
CONSOLIDATED TOTALS ........................... $7,550,471     $4,943,784      $2,606,687        53%
                                                ==========     ==========      ==========     =====

     General and Administrative expenses ("G&A") on a consolidated basis increased approximately $2.6 million, or 53%, when comparing G&A of $4.9 million from the six months ended May 31, 2001 to G&A of $7.6 million incurred during the six months ended May 31, 2002. The net increase was attributable to (a) the Company's E-commerce segment (approximately $1.9 million, or 72% of total increase), with such increase related to increased compensation costs, professional fees and other G&A, offset by a decline in maintenance costs associated with the Company's web sites, all required to support the 120% increase in revenues generated by such segment during the six months ended May 31, 2002, (b) the Company's Off-line Marketing Services segment (approximately $409,530, or 16% of total increase), with such increase related to G&A necessary to support the segments growth in revenues from $ -0- in fiscal 2001's first quarter to approximately $1,991,068 during the six months ended May 31, 2002, and (c) other corporate overhead (approximately $503,139, or 19% of total increase) not specifically identifiable to the Company's operating segments,
with  such  cost  increase   including  (i)  directors  and  officers  liability
insurance, (ii) professional fees incurred in the defense of actions arising from legacy operations, and (iii) other non-allocable G&A aggregating approximately $337,939. These overhead increases were slightly offset by an approximate $177,789 decrease in overhead attributable to the Company's currently inactive LEC Billed Product and Services segment.

OTHER INCOME (EXPENSE)

     The Company's components of "Other income(expense)" for the six months ended May 31, 2002 and 2001 are set forth below:

   CONSOLIDATED OTHER INCOME (EXPENSE)

                                                           FOR THE PERIODS:
                                                           SIX MONTHS ENDED
                                                      ---------------------------      CHANGE        CHANGE
                                                        MAY 31,         MAY 31,       INC (DEC)     INC (DEC)
                                                         2002            2001            $$$           %%%
                                                      -----------     -----------    -----------     -------
OTHER INCOME (EXPENSE):
Interest expense .................................... $   (19,768)   $        --     $   (19,768)      100%
Interest income and dividends .......................     393,599      1,144,261        (750,662)      -66%
Net gains(losses) on sale of marketable securities ..      83,157         (1,776)         84,933       100%
Permanent impairment charges                                   --     (4,690,258)      4,690,258      -100%
Other non-operating income:
   Talk.com Arbitration Settlement ..................   2,314,121             --       2,314,121       100%
   P.M.Thomas Arbitration Settlement ................  (2,275,582)            --      (2,275,582)      100%
   Residual revenues from terminated
   Programs .........................................          --         88,350         (88,350)     -100%
   Other miscellaneous (expense) ....................      71,563             --          71,563       100%
   Liquidation proceeds on prior year
     impairment loss ................................     125,000             --         125,000       100%
Minority interest (income) loss .....................    (130,949)            --        (130,949)     -100%
                                                      -----------    -----------     -----------     -----
TOTAL CONSOLIDATED OTHER INCOME (EXPENSE) ........... $   561,141    $(3,459,423)    $ 4,020,564      -116%
                                                      ===========    ===========     ===========     =====

     Consolidated  Other  Income  increased   approximately  $4  million,   from
approximately ($3,459,423) in expense for the six months ended May 31, 2001 to approximately $561,000 of income for the six months ended May 31, 2002.

     The primary factors contributing to the net increase, in the order of the table set forth above, are as follows:

     (a) a decrease in interest and dividend income of approximately $751,000 resulting from significant decreases in the interest rates available on short-term commercial paper during the six months ended May 31, 2002;

     (b) an increase in gains realized through sales of marketable securities approximating $85,000 in the six months ended May 31, 2002;

     (c) during the six months ended May 31, 2002 the Company did not incur losses from asset impairments, yet during the six months ended May 31, 2001 the Company realized losses, through a permanent impairment, of approximately $4.1 million on marketable securities resulting from significant declines in the values of such marketable equity securities held in the Company's investment portfolio, and these losses were deemed to be other than temporary. Additionally, during the six months ended May 31, 2001, the Company realized a permanent impairment of $500,051 on a long-term investment that subsequently discontinued its operations in the third quar-
ter of fiscal 2001. As of the May 31, 2002 balance sheet date, the Company has significantly reduced its exposure to market fluctuations in its investment portfolio by limiting the contents of such portfolio to approximately $21.9 million in high grade, short term, commercial paper and auction rate securities (with yields ranging from 1.98% to 2.32%, with maturities of 30 to 180 days), with approximately $1 million in high risk investments, consisting of common stock equities and real estate investment trust equities;

     (d) an increase of $125,000 attributable to liquidation proceeds received from a prior year long-term investment that was entirely written off through an impairment charge in the fiscal year ended November 30, 2000; and

     (e) the six months ended May 31, 2002 included the final installment related to the Talk.com arbitration victory ($2.3 million) awarded to the Company in November 2001, offset by $2.3 million award granted to the claimants in the Phillip Michael Thomas arbitration. See "Part II -- Legal Proceedings."

PROVISION FOR INCOME TAXES

     The Company's effective income tax rate is a result of the combination of federal income taxes at statutory rates, and state taxes, subject to the effects of valuation allowances taken against the "realizability" of deferred tax assets. The Company recorded income tax expense of $1,352,010 for the six months ended May 31, 2002 on pre-tax income of $3,468,470. This equates to an effective tax rate of approximately 39%. This effective tax rate is less than the Company's historically recognized tax rate due to the realization in the six months ended May 31, 2002, of previously devalued deferred tax assets related to capital losses, coupled with the effect of interim period tax allocation. In the prior comparable period the Company had recorded income tax expense of $1,311,799 for the six months ended May 31, 2001 on a pre-tax loss of approximately $1,443,576. This effective tax rate relationship is the result of the Company taking a full valuation allowance during the six months ended May 31, 2001, against the future tax benefits attributable to the loss carryovers arising from permanent impairment charges of $4,690,258 incurred during such period. This deferred tax asset valuation allowance has been recorded during the six months of the fiscal year ended November 30, 2001, due to the absence of appreciated capital gain property (available for the potential generation of capital gain income) to offset the net capital losses generated by the impairment charges.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial and liquidity position remained strong as exhibited by the Company's cash, cash equivalents, short-term marketable securities and marketable equity securities of approximately $41.9 million at May 31, 2002. Cash, cash equivalents, short-term marketable securities and equity securities were approximately $38.1 million at November 30, 2001. This increase of approximately $3.8 million was the result of the Company's collection of approximately $2.5 million from the final installment on the Talk.com arbitration award and cash flows generated from the Company's operating and financing activities, offset by approximately $1 million used in investing activities (principally capital expenditures of $1,190,098).

     Trade accounts receivable, as a percentage of net revenues was 69% at May 31, 2002. The Company's days-sales-outstanding ("DSO") in accounts receivable at May 31, 2002 were 63 and 59 days for the three and six month periods ended May 31, 2002, respectively, compared to 88 and 94 days during the prior year's comparable periods, respectively. The decrease in the DSO for the three months ended May 31, 2002 when compared to the prior year's comparable periods and the first quarter of Fiscal 2002 (70 days), relates to shortened collection periods on the outstanding accounts receivables from the Company's significant customers, as well as the balance of its customer base.

     The majority of the Company's customers are extended 30-day credit terms. The Company continually monitors customer adherence to such terms and constantly strives to improve the effectiveness of its collection efforts with the goal of achieving a DSO in the 40-day range. Future fiscal periods might not reflect this goal of a 40-day DSO, and might exceed the 63 and 59-day DSO's recognized during the three and six-month periods ended May 31, 2002.

     Cash provided by financing activities during the six months ended May 31, 2002 amounted to $694,406, and included approximately $580,000 in proceeds generated by the exercise of the Company's stock options and approximately $114,000 in proceeds (net of related costs and income taxes) related to an insider trading action brought against a former non-management insider, pursuant to which such insider was required to return his deemed insider trading gains to the Company.

     The Company announced on June 19, 2002, that its Board of Directors authorized a stock repurchase plan. Under such plan, the Company is authorized to buy back up to two million shares of its outstanding common stock. As of the date of this report, the Company has acquired approximately 380,000 shares at an average price of approximately $3.97 per share, for a total outlay of approximately $1.5 million.

     Historically, the Company's primary cash requirements have been used to fund the cost of advertising and promotion, with additional funds having been used in the purchasing of equipment and services in connection with the commencement of new business lines and further development of businesses being test marketed. During the fiscal year ended November 30, 2000, the Company executed its on-line direct marketing strategy. The Company's future plans and business strategy continue to call for its Internet based E-commerce segment to be its primary operating focus, with such segment generating a material portion of future revenues. If the Company's online activities fail to generate sufficient revenue, then the continuation of the Company's on-line growth could have a material adverse impact on the Company's capital and liquidity resources relating to possible expenditures for (a) marketing campaigns, (b) product development costs, (c) site development and maintenance and related technology based costs, (d) potential on-line, and/or off-line, business acquisitions, (e) costs associated with developing alternative means of email promotion delivery, or (f) other unexpected and/or currently unidentifiable costs. During the six months ended May 31, 2002, the Company expended approximately $1.2 million in capital expenditures to support its E-commerce activities.

     In December 2001, the Company acquired the assets of a private Canadian based Internet technology company. The Company believes that this acquisition will decrease certain costs relative to its reliance on third parties in the provision of emailing services and other Internet hosting services. The realization of those proposed cost savings require capital expenditures by the newly formed entity, with the funding of such expenditures being provided by the Company. To date, such capital expenditures approximated $1 million.

     During the three months ended May 31, 2002, the Company experienced problems with the delivery of its email promotional offers. Such problems reduced revenue and income from the E-Commerce sub-segment. The Company currently believes that the significant component of the email delivery problem is attributable to Internet Service Providers that unilaterally block commercial emails from reaching their consumer subscribers. The Company has addressed the issue by deploying new reinforced delivery platforms with increased redundancy and expanded diversification using both internal and external emailing resources. Although the Company has conceived of a number of programs to address this specific problem, there can be no assurance that any of these programs will work effectively, or can be timely implemented.

     Any further changes in the Internet operating landscape that materially hinders the Company's current ability and/or cost to deliver commercial email messages to the consumer records in its databases, and the consumer records in the databases of its affiliates, could potentially cause a material impact in future fiscal period net revenue growth and gross margin, and, therefore, its profitability and cash flows could be adversely affected. Various state laws exist, and federal legislation is currently pending, that limit the Company's ability to deliver commercial e-mail messages to consumers. There are presently no federal laws that regulate sending unsolicited email. The pending federal bills and existing state laws require that certain "opt-out" procedures be included in emails and prohibit "false routing" or "fictitious address"
information. Existing state, and pending federal, laws require functioning return e-mail addresses and that valid postal addresses be included by the senders of commercial email messages. Some states require an "ADV" label in the subject line, and proscribe false header or misleading subject lines. Attorneys General and/or consumers are given authority to enforce the state laws. States with legislation affecting the sending of unsolicited commercial email include:
California, Colorado, Connecticut, Delaware, Idaho, Illinois, Iowa, Louisiana, Maryland, Missouri, Nevada, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, Tennessee, Utah, Virginia, Washington and West Virginia. If strict federal legislation is subsequently written into law, with its terms specifically limiting the Company's ability to market its offers, the Company could potentially realize a material adverse impact in future fiscal period net revenue growth, and therefore, profitability and cash flows could be adversely affected.

     Should the business climate, Internet operating environment or technology environment change significantly, the Company could be faced with circumstances that would limit or prevent its utilization of these capital expenditures.

     The Company expended approximately $200,000 in cash for the Infiknowledge asset acquisition (net of cash received of approximately $63,000). The Company is also required to expend an additional $200,000 on December 6, 2002, regarding the final cash installment related to the InfiKnowledge asset acquisition.

     In December 2001, the Company also acquired the assets of a closely held private company for approximately $361,000 (net of cash received of approximately $74,000). The Company does not anticipate that this asset acquisition will require significant capital expenditures to maintain, or improve its operations.

     During the fiscal year ended November 30, 1999, the Company's Internet business plan and strategy prompted the Company to terminate the active marketing of its legacy products and services. Accordingly, this legacy activity may contribute, but in a significantly decreasing degree, to the Company's cash flows and net income in subsequent fiscal periods, as was the case during the year ended November 30, 2001 when compared to the years ended November 30, 2000 and 1999. This should be considered when using the Company's historical results in evaluating future operations, cash flows and financial position. Nevertheless, the Company will continue to explore opportunities to offer other Off-line Marketing Services and LEC Billed Products and Services in the future.

     On June 3, 2002, the American Arbitration Association rendered an award approximating $2.3 million for the benefit of the Claimants, in the arbitration entitled PHILIP MICHAEL THOMAS, PMT PRODUCTIONS INC., KAYE PORTER MANAGEMENT, RMI ENTERTAINMENT, INC., MILLENNIUM TELEMEDIA, INC., CLAIMANTS V. NEW LAUDERDALE, LLC D/B/A CALLING CARD CO., PSYCHIC READERS NETWORK, INC. D/B/A PRN TELECOMMUNICATIONS, AND QUINTEL ENTERTAINMENT, INC. (NO. 131400004900). The arbitrator awarded claimants approximately $1.48 million in damages, plus interest at nine percent (9%) from January 1, 1996 and January 1, 1997, or approximately $785,000. Other miscellaneous costs of the award approximated $8,800.

     The Company has accrued and recorded this award as a non-operating expense at May 31, 2002, and for the three months ended May 31, 2002, respectively, as it results from a segment of the Company's business in which it is no longer active.

     The claimants in the arbitration have filed a motion in an action pending in the Circuit Court, Broward County, Florida (Thomas et al v. New Lauderdale, LLC et al, Case No. 98-12259-07) (the "Action"), to confirm the award. The respondents in the arbitration have also filed a motion to vacate and\or adjust the award. In addition, the plaintiffs in the Action have filed a motion to be relieved from a stay of those proceedings in order to pursue claims against the defendants in the Action which they contend have not been resolved by the arbitration, including claims for punitive damages against the Company, as well as the individual defendants. The Company has indemnified the individual defendants in the Action; believes that the arbitration award finally resolves all claims; and intends vigorously to defend against the plaintiffs' claims. Depending upon the results of the foregoing, the Company expects to disburse the amount accrued for the award rendered in the arbitration sometime in its quarter ending August 31, 2002.

     Under current operating plans and assumptions, management believes that projected cash flows from operations and available cash resources will be sufficient to satisfy the Company's anticipated cash requirements for at least the next twelve months. Currently, the Company does not have any material long-term obligations other than those described in the note "Commitments and Contingent Liabilities" included in the Company's financial statements included in this document, nor has the Company identified any long-term obligations that it contemplates incurring in the near future. As the Company seeks to further extend its reach into the E-commerce arena, as well as identify new and other consumer oriented products and services in the off-line arena, the Company may use existing cash reserves, long-term financing, or other means to finance such diversification.

TRANSACTIONS WITH MAJOR CUSTOMERS

     During the three and six months ended May 31, 2002, the Company had five major customers in its E-commerce segment, which in combination accounted for approximately $5.5 million and $12.9 million of consoli-dated net revenue, respectively, or 51% and 56% of consolidated net revenues, respectively. Approximately $5.1 million, or 69%, of consolidated net accounts receivable was attributable to such major customers as of May 31, 2002. For the three and six months ended May 31, 2002, two of the five customers referenced above had related net revenues that equaled or exceeded 10% of the Company's consolidated net revenue for such period. The five major customers referenced above accounted for 22%, 9%, 8%, 8% and 4% of consolidated net revenue, respectively, for the three months ended May 31, 2002, and 26%, 10%, 9%, 7% and 4% of consolidated net revenue, respectively, for the six months ended May 31, 2002. Of the remaining approximate 100 active customers in the three and six months ended May 31, 2002, no other single customer had net revenue that equaled or exceeded 4% of consolidated net revenue.

     During the three and six months ended May 31, 2001, the Company had four customers in its E-commerce segment which, in combination, accounted for approximately 48.3% and 47.5% of consolidated net revenues, respectively, and approximately 36% of consolidated net accounts receivable as of May 31, 2001.

CRITICAL ACCOUNTING POLICY AND ACCOUNTING ESTIMATE DISCUSSION

     In accordance with the Securities and Exchange Commission's (the "Commission") Release Nos. 33-8040; 34-45149; and FR-60 issued in December 2001, referencing the Commission's statement "regarding the selection and disclosure by public companies of critical accounting policies and practices", the Company has set forth below what it believes to be the most pervasive accounting policies and estimates that could have a material effect on the Company's results of operations and cash flows if general business conditions or individual customer financial circumstances change in an adverse way relative to the policies and estimates used in the attached financial statements or in any "forward looking" statements contained herein.

FACTORS THAT COULD EFFECT FUTURE RESULTS

   REVENUE RECOGNITION, VARIABLE COSTS AND BAD DEBTS

     The Company currently earns the most significant portion of its revenue from the E-commerce segment pursuant to marketing agreements with marketing partners and corporate customers (collectively, "Corporate Customers"). The provisions of each agreement determine the type and timing of revenue to be recorded. The Company invoices its customers in accordance with the terms of the underlying agreement. Revenue is recognized at the time the marketing activity is delivered, or service is provided, net of estimated contractually specified data qualification allowances, when applicable. Such data qualification allowances may include duplications, invalid addresses, age restrictions and allowances, and are recorded as contra revenue. The Company's revenues are adjusted in later fiscal periods if the Company's actual allowances vary from amounts previously estimated. Historically, the variance between actual allowances and previously estimated allowances has been immaterial. If events were to occur that would cause the Company's actual allowances (which are recorded as offsets against gross revenue, as contra-revenues, in arriving at reported net revenue) to vary significantly from those originally estimated and reflected in the financial statements, the Company could suffer material deterioration in future fiscal period gross margins, and, therefore, our profitability and cash flows could be adversely affected.

     Certain obligations are recorded at the time revenue is recognized. They include costs payable to other on-line, as well as off-line, advertisers for registered user acquisitions and consumer data, fee sharing costs under third party database use agreements, email message delivery costs, contingent based prize indemnification coverage (for potential free on-line lottery winners), premium fulfillment costs related to the promotion and all other variable costs directly associated with completing the Company's obligations relative to the revenue recognized.

     Should the Internet operating landscape affecting the Company adversely change resulting in (a) higher costs of acquiring consumer data and registered users for the Company's websites; (b) higher costs of acquiring data for our marketing partners, compromising such marketing partners' ability to maintain adequate databases to allow for continued third party database use agreements;
(c) the Company's fiscal 2002 InfiKnowledge asset acquisition failing to reduce the cost of the Company's email delivery activities, or the Company being required to depend on third party emailing service bureaus to provide an increased portion of its commercial email delivery at a cost in excess of anticipated internally generated costs, or other third party influence on the Company's ability to deliver email message to the records in its databases, or the records in its marketing affiliates' databases; (d) the Company's contingent based prize indemnification premiums for indemnification coverage increasing due to an increase in the number of prize winners at the site, or other currently unknown factors; (e) the Company's accruals for fulfillment obligations arising out of its promotions proving to be less than the actual redemptions processed in subsequent fiscal periods; or (f) unpredictable technology changes or commercial technology applications; then, if any one, or a combination, of the above factors were to materialize in subsequent fiscal periods, the Company could suffer material deterioration in future fiscal period revenue growth and gross margins, and, therefore, our profitability and cash flows could be adversely affected to a material extent.

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

   CONTINUATION OF MAJOR CUSTOMERS AND PROSPECTS OF MAJORITY-OWNED SUBSIDIARY

     During the three and six months ended May 31, 2002, the Company had five major customers in its E-commerce segment, which in combination accounted for approximately $5.5 million and $12.9 million of consolidated net revenue, respectively, or 51% and 56% of consolidated net revenues, respectively. Approximately $5.1 million, or 69%, of consolidated net accounts receivable was attributable to such major customers as of May 31, 2002. For the three and six months ended May 31, 2002, two of the five customers referenced above had related net revenues that equaled or exceeded 10% of the Company's consolidated net revenue for such period. The five major customers referenced above accounted for 22%, 9%, 8%, 8% and 4% of consolidated net revenue, respectively, for the three months ended May 31, 2002, and 26%, 10%, 9%, 7% and 4% of consolidated net revenue, respectively, for the six months ended May 31, 2002. Of the remaining approximate 100 active customers in the three and six months ended May 31, 2002, no other single customer had net revenue that equaled or exceeded 4% of consolidated net revenue.

     All five of the major customers discussed above continued to conduct business with the Company at the date of this report. Should the Company not be able to continue its relationships with these companies on equivalent, or similarly favorable terms, or replace any of these companies with other third parties on similar revenue and gross margin generating terms, the Company could suffer material deterioration in future fiscal period revenue growth and gross margins and, therefore, our profitability and cash flows would be adversely affected. Our potential decreased profitability relative to such possible failure to continue current relationships, or our inability to replace them with new relationships, could be partially mitigated by the execution of reductions in our workforce and other downsizing cost reducing measures. It is not known how rapidly the Company could respond with such reductions, if at all.

     During the three and six-month periods ended May 31, 2002, the Company's 51% majority-owned subsidiary, Montvale Management LLC, contributed approximately $1.4 and $2.2 million, or 12.8% and 9.7%, respectively, of consolidated net revenues. The subsidiary became active in Fiscal 2001 (in the
Company's fourth quarter). The subsidiary generates revenue by operating under net branch agreements, whereby it originates residential mortgages and refinancings for licensed mortgage banking and brokerage companies under such net branch agreement. The subsidiary business activity increased in Fiscal 2001 as a result of reduced mortgage and refinance loan interest rates, and increased government funds for low-income homebuyers. The Company's future busi-ness plans and operating assumptions anticipate that the subsidiary will contribute an increasing amount of revenue to the Company in terms of absolute dollars, and in terms of percentage of total revenues and operating income, during the balance of the fiscal year ending November 30, 2002. Such assumptions are subject to the continuation of the current interest rate market, the continued acceptance by the general public of off-line and online marketing promotions for mortgage and mortgage related products and the continued ability of the independently operated majority-owned subsidiary to hire and maintain competent staff and management personnel, trained in the specific field of net branch operations. The Company can make no assurance that it will realize an increased contribution of revenue and related profits from the majority-owned subsidiary in future fiscal periods.

     The Company's revenues and profitability from operations have historically varied. Our revenues, cost of providing revenues, profit margins and overhead expenses have varied historically among segments, as well as on a consolidated basis. The revenue allocation among our segments in future periods will most probably be different than our current revenue allocation due to several factors, including consumer tastes and potential regulatory issues that may exist in future periods and other currently unknown factors that could restrict the Company's revenue generating cycle or cost structure. Therefore, it is difficult to predict revenue and gross margin trends. Actual trends may cause the Company to adjust its operating emphasis, which could result in continued period-to-period fluctuations in the Company's results of operations. Historically, the Company has had to react to rapid changes in the business environment within which it operates. Management responded to these rapid changes as deemed appropriate at the time of change, and as dictated by the nature of such changes. Management's reaction to such changes covered a broad range of business related adjustments, ranging from product mix repositioning and staff reductions, to entire business model overhauls. Based on the Company's current operations and marketing methods, as well as the still emerging status of the Internet marketing environment, it is possible that management could institute significant changes to the Company's business model in response to unforeseen rapid changes in future fiscal periods.

   IMPAIRMENT OF GOODWILL, OTHER INTANGIBLES AND INVESTMENT PORTFOLIOS COULD IMPACT NET INCOME

     The Company carries Goodwill and other Intangibles on its balance sheet arising from current and prior year acquisitions. The Company must review, at least annually, such Goodwill and other Intangibles for any asset impairment. If the review of the Company's Goodwill and Intangibles related to the subsidiaries organized to acquire such assets determine that such assets are impaired, then the Company will be required to recognize an impairment charge on such Goodwill necessary to reduce the carrying value of the Goodwill to its net realizable value. Should events occur that would give rise to such impairment charge, the Company would recognize decreased profitability to the extent of such adjustment. Cash flows would not be directly affected by the impairment charge, but cash flows would, most likely, be adversely affected as a result of the facts and circumstances that created the impairment charge.

     The Company maintains an investment portfolio that is managed by a prominent financial institution. The portfolio includes high-grade corporate commercial paper and auction rate securities, equity securities of real estate investment trusts ("REITs") and common stock equities, all of which are held for varying periods of time, pursuant to maturity dates, market conditions and other factors. The values of our investments in the common stock of publicly-traded companies, which as of May 31, 2002 amounted to approximately $1 million, are subject to significant market price volatility, in addition to the potential for business failure at the company level. Moreover, due to the economic downturn and difficulties that may be faced by some of the companies in which we have investments, our investment portfolio could be further impaired by the failure of such companies in fulfilling their responsibility of adhering to the repayment of principal upon maturity.

   POTENTIAL OF FEDERAL, AND/OR STATE ENACTED LEGISLATION

     Various state laws exist, and federal legislation is currently pending, that limit the Company's ability to deliver commercial e-mail messages to consumers. There are presently no federal laws that regulate sending unsolicited email. The pending federal bills and existing state laws require that certain "opt-out" procedures be included in emails and prohibit "false routing" or "fictitious address" information. Existing state, and pending federal, laws require functioning return e-mail addresses and that valid postal addresses be included by the senders of commercial email messages. Some states require an "ADV" label in the subject line, and proscribe false header or misleading subject lines. Attorneys General and/or consumers are given authority to enforce the state laws. States with legislation affecting the sending of unsolicited commercial email include: California, Colorado, Connecticut, Delaware, Idaho, Illinois, Iowa, Louisiana, Maryland, Missouri, Nevada, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, Tennessee, Utah, Virginia, Washington and West Virginia. If strict federal legislation is subsequently written into law, with its terms specifically limiting the Company's ability to market its offers, the Company could potentially realize a material adverse impact in future fiscal period net revenue growth, and therefore, profitability and cash flows could be adversely affected.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     1. NANCY GAREN-- On or about October 16, 2001, Nancy Garen, author of "Tarot Made Easy", commenced an action against a series of defendants, including the Company, in the United States District Court for the Central District of California, entitled NANCY GAREN V. STEVEN L. FEDER, PETER L. STOLZ, THOMAS H. LINDSEY, GALACTIC TELCOM, INC., ACCESS RESOURCE SERVICES, INC., PSYCHIC READERS NETWORK, INC. D/B/A MISS CLEO, OSHUN 5 COMMUNICATIONS, INC., CIRCLE OF LIGHT, INC., CENTRAL TALK MANAGEMENT, INC., TRAFFIX, INC., WEKARE READERS & INTERPRETERS, INC., WEST CORPORATION, AND DOES 1 THROUGH 10 (EDCV 01-790 (VAP-SGLx)). Plaintiff alleges that defendants are liable for a copyright infringement, contributory copyright infringement, vicarious copyright infringement, unfair competition, contributory federal unfair competition and state statutory and common law unfair competition, and further requests a constructive trust, a temporary restraining order, and damages from alleged infringement of a copyright or, alternatively, statutory damages for each act of infringement in "an amount provided by law in excess of $250,000,000", all as the same may have arisen from the defendants' marketing of tarot card reading and other psychic services. The Company does not believe that there is any merit to Ms. Garen's claims as they relate to the Company, has denied the claims in its answer to the complaint, and intends vigorously to defend against the claims.

     2. MAVIES WINGLER -- On or about May 9, 2001, Mavies Wingler commenced an action against Group Lotto, Inc. ("GLI"), a wholly-owned subsidiary of the Company, in the Circuit Court of Logan County, West Virginia. Ms. Wingler claims to have picked the winning numbers entitling her to $10 million. On June 8, 2001, the action was removed to the United States District Court, Southern District of West Virginia, and is entitled WINGLER V. GROUPLOTTO, INC., Docket Number 2:01 -- CV -- 518. The action is in the discovery stage. The Company does not believe that there is any merit to Ms. Wingler's claim, and intends vigorously to defend against it. The Company and GLI have a contract of indemnification with SCA Promotions, Inc. to be indemnified for prizes paid out to qualified winners. GLI winners are required to produce the Group Lotto Entry Notification form ("GLEN") within a specified period of time after matching a drawing's winning numbers in order to qualify for receipt of the appropriate prize winnings.

     3. DANIEL RODGERS -- In March, 2002, Daniel Rodgers commenced an action against the Company in Supreme Court of the State of New York, Rockland County. The complaint alleges that the Company disseminated false and misleading advertisements through email advertisements and through the website of its subsidiary, GroupLotto.com. Mr. Rodgers purports to represent a class consisting of those who, during the period January 1, 2001 to March 5, 2002, provided their name, address, email address and other biographical information in response to the email advertisements or in response to the GroupLotto web page. The Complaint purports to allege claims of common law fraud, deceptive acts and practices, and false and misleading advertising under New York law. The Complaint seeks injunctive relief, unspecified monetary damages, and attorney's fees. The Company has not yet filed an answer to the Complaint, but believes that there is no merit to the claims and intends vigorously to defend against them.

     4. PHILIP MICHAEL THOMAS-- On June 3, 2002, the American Arbitration Association rendered an award in the sum of approximately $2.3 million (inclusive of interest) in favor of the Claimants, in the arbitration entitled PHILIP MICHAEL THOMAS, PMT PRODUCTIONS INC., KAYE PORTER MANAGEMENT, RMI ENTERTAINMENT, INC., MILLENNIUM TELEMEDIA, INC., CLAIMANTS V. NEW LAUDERDALE, LLC D/B/A CALLING CARD CO., PSYCHIC READERS NETWORK, INC. D/B/A PRN TELECOMMUNICATIONS, AND QUINTEL ENTERTAINMENT, INC., RESPONDENTS (NO. 131400004900). The award consists of approximately $1.48 million in damages, plus interest at nine percent (9%) from January 1, 1996 and January 1, 1997, or approximately $785,000. The award also denied Claimants' punitive damages and all other claims asserted in the arbitration.

     The Claimants in the arbitration have filed a motion in an action pending in the Circuit Court, Broward County, Florida (Thomas et al v. New Lauderdale, LLC et al, Case No. 98-12259-07) (the "Action"), to confirm the award.

The Respondents in the arbitration have also filed a motion to vacate and\or modify the award. In addition, the plaintiffs in the Action have filed a motion to be relieved from a stay of those proceedings in order to pursue claims against the defendants in the Action which they contend have not been resolved by the arbitration, including claims for punitive damages against the Company as well as the individual defendants. The Company has indemnified the individual defendants in the Action; believes that the arbitration award finally resolves all claims; and intends vigorously to defend against the plaintiffs' further pursuit of claims in the Action.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS.

EXHIBIT
NUMBER
-------
 3.1.1  Articles of Incorporation of the Company, as amended(1)
 3.1.2  Amendment to the Articles of Incorporation of the Company(2)
 3.2    By-Laws of the Company(3)

----------
(1) Filed as an Exhibit to the Company's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.
(2) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998, and incorporated herein by reference.
(3) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (the "S-1 Registration Statement"), dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.

     (B) REPORTS ON FORM 8-K.

     The Company did not file any reports on Form 8-K during the second quarter of the fiscal year ending November 30, 2002.


                           FORWARD LOOKING INFORMATION

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, words like "intend", " anticipate", " believe", "estimate", "plan" or "expect", as they relate to the Company, are intended to identify forward-looking statements. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date of this Quarterly Report, but no assurances can be given that these assumptions and expectations will prove to have been correct or that the Company will take any action that it may presently be planning. The Company is not undertaking to publicly update or revise any forward-looking statement if it obtains new information or upon the occurrence of future events or otherwise.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TRAFFIX, INC.


                                           By: /s/      JEFFREY L. SCHWARTZ
                                               --------------------------------
                                                        Jeffrey L. Schwartz
                                                    Chairman, President and CEO

Date: July 15, 2002

                                           By: /s/         DANIEL HARVEY
                                               --------------------------------
                                                           Daniel Harvey
                                                      Chief Financial Officer
                                                   (Principal Financial Officer)

Date: July 15, 2002

                                  EXHIBIT INDEX


EXHIBIT
NUMBER
-------
3.1.1  Articles of Incorporation of the Company, as amended(1)
3.1.2  Amendment to the Articles of Incorporation of the Company(2)
3.2    By-Laws of the Company (3)

----------
(1) Filed as an Exhibit to the Company's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.
(2) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998, and incorporated herein by reference.
(3) Filed as an Exhibit to the Company's Registration Statement on Form S-1, dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.