Form 10-Q
period 2002-08-31
TRAFFIX INC
filed 2002-10-15
CIK 1000297

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     FOR THE QUARTER ENDED AUGUST 31, 2002

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

                                   Yes [X]   No [ ]

     The number of shares outstanding of the Registrant's common stock is 14,478,972 (as of 10/11/02).

================================================================================

                                  TRAFFIX, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          QUARTER ENDED AUGUST 31, 2002

                               ITEMS IN FORM 10-Q

                                                                                            PAGE
                                                                                            ----
PART I      FINANCIAL INFORMATION
   Item 1.  Financial Statements .......................................................        2
   Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations ...................................................       15
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................     None
   Item 4.  Controls and Procedures ....................................................       43
PART II     OTHER INFORMATION
   Item 1.  Legal Proceedings ..........................................................       44
   Item 2.  Changes in Securities and Use of Proceeds ..................................     None
   Item 3.  Defaults Upon Senior Securities ............................................     None
   Item 4.  Submission of Matters to a Vote of Security Holders ........................       44
   Item 5.  Other Information ..........................................................     None
   Item 6.  Exhibits and Reports on Form 8-K ...........................................       45
SIGNATURES .............................................................................       46

                         TRAFFIX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  AUGUST 31,   NOVEMBER 30,
                                                                                     2002          2001
                                                                                 ------------  ------------
                                                                                  (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents ................................................    $20,123,520    $14,458,055
   Marketable securities ....................................................     19,480,871     23,677,999
   Accounts receivable, trade, net of allowance for doubtful accounts
     of $274,850 at August 31, 2002 and $383,676 at November 30, 2001 .......      6,894,648      7,326,032
   Deferred income taxes ....................................................      1,733,282      3,242,815
   Due from related parties .................................................        180,567        106,654
   Prepaid expenses and other current assets ................................      1,679,541      1,415,836
                                                                                 -----------    -----------
          TOTAL CURRENT ASSETS ..............................................     50,092,429     50,227,391
Property and equipment, at cost, net of accumulated depreciation ............      1,918,987        951,702
Goodwill and other intangibles, net .........................................      2,971,638      1,362,407
Deferred income taxes .......................................................        147,084        147,084
Other .......................................................................         54,000         54,000
                                                                                 -----------    -----------
          TOTAL ASSETS ......................................................    $55,184,138    $52,742,584
                                                                                 ===========    ===========

LIABILITIES
Current liabilities:
   Accounts payable .........................................................    $ 2,098,230    $ 3,928,418
   Accrued expenses .........................................................      7,769,882      4,098,921
   Due to related parties ...................................................        587,026        469,935
   Income taxes payable .....................................................             --      1,672,953
                                                                                 -----------    -----------
          TOTAL CURRENT LIABILITIES .........................................     10,455,138     10,170,227
                                                                                 -----------    -----------
Minority interest ...........................................................        423,869        159,651
                                                                                 -----------    -----------

SHAREHOLDERS' EQUITY

Preferred stock-- $.001 par value; 1,000,000 shares authorized;
   none issued and outstanding ..............................................             --             --
Common stock-- $.001 par value; authorized 50,000,000 shares; issued
   14,518,146 shares and 14,290,491 shares, respectively ....................         14,518         14,289
Common stock issuable-- $.001 par value; 78,347 shares ......................        485,758             --
Additional paid-in capital ..................................................     42,646,569     41,395,784
Retained earnings ...........................................................      5,431,610      3,206,770
Accumulated other comprehensive income ......................................         18,051         72,577
Common stock held in treasury, at cost, 1,474,777 and 961,403
   shares, respectively .....................................................     (4,291,375)    (2,276,714)
                                                                                 -----------    -----------
          TOTAL SHAREHOLDERS' EQUITY ........................................     44,305,131     42,412,706
                                                                                 -----------    -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................    $55,184,138    $52,742,584
                                                                                 ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                         TRAFFIX, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   ---------------------------     --------------------------
                                                    AUGUST 31,     AUGUST 31,       AUGUST 31,    AUGUST 31,
                                                       2002           2001             2002          2001
                                                   ------------   ------------     -----------   ------------

Net revenue ......................................  $10,664,246    $ 7,404,820     $33,839,681    $18,158,917
Cost of sales ....................................    3,218,160      2,281,715       9,979,975      4,907,317
                                                    -----------    -----------     -----------    -----------
     GROSS PROFIT ................................    7,446,086      5,123,105      23,859,706     13,251,600
Selling expenses .................................    3,133,682        663,549       8,650,996      1,653,635
General and administrative expenses ..............    3,665,681      2,954,674      11,216,152      8,077,236
Bad Debt expense .................................       48,941             --         487,447             --
                                                    -----------    -----------     -----------    -----------
     INCOME FROM OPERATIONS ......................      597,782      1,504,882       3,505,111      3,520,729
Other income (expense):
   Interest expense ..............................       (7,865)            --         (27,633)            --
   Interest income and dividends .................      190,805        353,645         584,404      1,497,906
   Realized gains on marketable securities .......        2,664        405,837          85,821        404,061
   Permanent impairment charges ..................           --             --              --     (4,690,258)
   Other non-operating income (expense) ..........     (456,989)        (4,060)       (221,887)        84,290
   Minority interest in (income)
     loss of subsidiary ..........................     (148,782)            --        (279,731)            --
                                                    -----------    -----------     -----------    -----------
     INCOME BEFORE PROVISION
     FOR INCOME TAXES ............................      177,615      2,260,304       3,646,085        816,728
Provision for income taxes .......................       69,235        797,312       1,421,245      2,109,111
                                                    -----------    -----------     -----------    -----------
     NET INCOME (LOSS) ...........................  $   108,380    $ 1,462,992     $ 2,224,840    $(1,292,383)
                                                    ===========    ===========     ===========    ===========
Basic income (loss) per share (Note 3):

   Net income (loss) .............................  $      0.01    $      0.10     $      0.17    $     (0.09)
                                                    -----------    -----------     -----------    -----------
   Weighted average shares outstanding ...........   13,168,407     13,966,939      13,454,093     14,497,515
                                                    ===========    ===========     ===========    ===========
Diluted income (loss) per share (Note 3):

   Net income (loss) .............................  $      0.01    $      0.10     $      0.15    $     (0.09)
                                                    -----------    -----------     -----------    -----------
   Weighted average shares outstanding ...........   13,895,370     14,729,475      14,548,047     14,497,515
                                                    ===========    ===========     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                         TRAFFIX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED AUGUST 31, 2002
                                   (UNAUDITED)


                                         COMMON STOCK                       ADDITIONAL                     TREASURY STOCK
                                    -----------------------  COMMON STOCK    PAID-IN      RETAINED      ---------------------
                                      SHARES       AMOUNTS     ISSUABLE      CAPITAL      EARNINGS       SHARES       AMOUNT
                                    -----------   ---------   ----------    ---------    ----------     ---------    --------
BALANCE, NOVEMBER 30, 2001 ........  14,290,491    $ 14,289    $      --   $41,395,784   $3,206,770      961,403   $(2,276,714)
Unrealized (losses) on available
   for sale securities.............
Stock option exercises ............     188,481         189                    584,377
Tax benefit from exercise of
   stock options ..................                                            309,166
Common stock issued in
   connection with acquisition ....      39,174          40                    242,840
Common stock issuable in
   connection with acquisition ....                              485,758
Net proceeds on non-management
   trading gain disgorgement ......                                            114,402
Foreign Currency Translation
   adjustment......................
Purchase of common stock,
   held in treasury, at cost ......                                                                      513,374   $(2,014,661)
Net income for the nine months
   ended August 31, 2002 ..........                                                       2,224,840
                                     ----------    --------    ---------   -----------   ----------    ---------   -----------
BALANCE, AUGUST 31, 2002             14,518,146    $ 14,518    $ 485,758   $42,646,569   $5,431,610    1,474,777   $(4,291,375)
                                     ==========    ========    =========   ===========   ==========    =========   ===========


  ACCUMULATED
      OTHER         TOTAL
  COMPREHENSIVE  SHAREHOLDERS'
  (LOSS) INCOME     EQUITY
 --------------- -------------
     $ 72,577    $42,412,706

      (53,819)       (53,819)
                     584,566

                     309,166

                     242,880

                     485,758

                     114,402


         (707)          (707)

                  (2,014,661)

                   2,224,840
     --------    -----------
     $ 18,051    $44,305,131
     ========    ===========

   The accompanying notes are an integral part of these financial statements.

                         TRAFFIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                             ------------------------------
                                                                               AUGUST 31,      AUGUST 31,
                                                                                  2002            2001
                                                                             --------------   -------------
Cash flows from operating activities:
   Net income (loss) .......................................................    $ 2,224,840    $ (1,292,383)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization .........................................        804,241         272,916
     Reserve for customer chargebacks ......................................             --          15,081
     Provision for uncollectible accounts ..................................        487,447       1,038,481
     Deferred income taxes .................................................      1,509,533      (2,971,500)
     Compensation expense related to stock options .........................             --         116,218
     Net (gains) on sale of marketable securities ..........................        (85,846)       (404,061)
     Permanent impairment charges ..........................................             --       4,690,258
     Amortized discounts and premiums on marketable securities .............        (50,664)       (302,995)
     Minority interest .....................................................        264,218              --
     Changes in assets and liabilities of business:
        Accounts receivable ................................................        (56,062)     (3,983,670)
        Prepaid expenses and other current assets ..........................       (263,705)        380,413
        Accounts payable ...................................................     (1,830,188)       (681,514)
        Income taxes payable ...............................................     (1,363,786)       (534,856)
        Due from/to related parties ........................................         43,178        (859,608)
        Other, principally accrued expenses ................................      3,185,682         278,498
                                                                                -----------     -----------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..............      4,868,888      (4,238,722)
                                                                                -----------     -----------
Cash flows from investing activities:
   Purchases of securities .................................................   (142,524,298)   (173,426,992)
   Proceeds from sales of securities .......................................    146,804,117     187,993,483
   Capital expenditures ....................................................     (1,618,362)       (546,968)
   Payments for asset acquisitions, net of cash received ...................       (548,482)             --
   Purchases of long-term investments ......................................             --         (49,000)
                                                                                -----------     -----------
          NET CASH PROVIDED BY INVESTING ACTIVITIES ........................      2,112,975      13,970,523
                                                                                -----------     -----------
Cash flows from financing activities:
   Purchases of common stock ...............................................     (2,014,661)     (6,048,662)
   Proceeds from stock options exercised ...................................        584,567         200,933
   Proceeds-net on settled Section 16-b action .............................        114,403              --
                                                                                -----------     -----------
          NET CASH USED IN FINANCING ACTIVITIES ............................     (1,315,691)     (5,847,729)
                                                                                -----------     -----------
   Effect of exchange rate changes on cash and cash equivalents ............           (707)             --
   Net increase in cash and cash equivalents ...............................      5,665,465       3,884,072
   Cash and cash equivalents, beginning of period ..........................     14,458,055       4,551,344
                                                                                -----------     -----------
   CASH AND CASH EQUIVALENTS, END OF PERIOD ................................    $20,123,520     $ 8,435,416
                                                                                ===========     ===========

   During the nine months ended August 31, 2002, the Company has 117,521 shares of common stock issued and issuable, valued at $728,636 in the purchase of the assets of a closely held, private company (See note 9.)


   The accompanying notes are an integral part of these financial statements.

                         TRAFFIX, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. GENERAL

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited consolidated financial statements do not include certain information and note disclosures normally required by generally accepted accounting principles. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. In the preparation of these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the interim periods reported. Actual results could differ from those estimates. Principally, estimates are used in accounting for bad debts and sales allowances, depreciation and amortization, income taxes and contingencies. Managements' estimates and assumptions are continually reviewed against actual results with the effects of any revisions being reflected in the results of operations at that time. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001. The results of operations for the three and nine month periods ended August 31, 2002 are not necessarily indicative of the results to be expected for the subsequent quarter or the entire fiscal year ending November 30, 2002. Certain prior year amounts in the unaudited consolidated financial statements have been reclassified to conform with the current year presentation.

     During the nine months ended August 31, 2002 and 2001, options for 188,481 shares and 122,651 shares of the Company's common stock, respectively, were exercised by certain employees and directors. Tax benefits of $309,166 and $89,040 in nine months ended August 31, 2002 and 2001, respectively, were recorded as an increase to additional paid-in capital and a reduction of income taxes currently payable.

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

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 sets forth the guidelines regarding the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and any costs associated with the related assets' retirement. The provisions

                         TRAFFIX, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

of SFAS 143 will be effective for our fiscal year ending November 30, 2003. Based on the relative components of our balance sheet at August 31, 2002 we believe that the adoption of SFAS 143 will have an immaterial impact on the Company's consolidated financial position and results of operations, if any effect at all.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The provisions of SFAS 144 will be effective for our fiscal year ending November 30, 2003 and will be applied prospectively. We are currently in the process of evaluating the potential impact that the adoption of SFAS 144 will have on our consolidated financial position and results of operations. Based on the relative components of our balance sheet at August 31, 2002 we believe that the adoption of SFAS 144 will have an immaterial impact on the Company's consolidated financial position and results of operations, if any effect at all.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections". SFAS 145 promulgates rules regarding the financial accounting and reporting requirements, which include gains and losses resulting from the extinguishments of debt and the treatment of sale-leaseback transactions. The provisions of SFAS 145 will be effective for our fiscal year ending November 30, 2003. Based on the relative components of our balance sheet at August 31, 2002 we believe that the adoption of SFAS 145 will have an immaterial impact on the Company's consolidated financial position and results of operations, if any effect at all.

     In June  2002,  the  FASB  issued  SFAS  No.  146,  "Accounting  for  Costs
Associated with Exit or Disposal Activities". SFAS 146 promulgates rules regarding exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires companies to recognize costs associated with the exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies the requirements under the "Emerging Issues Task Force No. 94-3", "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs in a Restructuring)". The Company believes that the adoption of SFAS 146 will have an immaterial impact on the Company's consolidated financial position and results of operations, if any effect at all.

2. SIGNIFICANT ACCOUNTING POLICIES

   REVENUE RECOGNITION

     The Company currently earns the most significant portion of revenue from its E-commerce segment pursuant to marketing agreements with marketing partners and corporate customers (collectively, "Corporate Customers"). The provisions of each agreement determine the type and timing of revenue to be recorded. The Company generates its E-commerce revenue from the following eight basic categories: (1) delivery of consumer traffic to the websites and inbound telemarketing call centers of our Corporate Customers (e.g., click-thrus from the game banners on the Company's websites), (2) delivery of consumer data to our Corporate Customers with respect to the consumers who have registered for our Corporate Customers' products or services (e.g., a consumer who registered via the registration page of one of the Company's websites to receive on-line promotions from our Corporate Customers), (3) delivery of pre-qualified consumer data to our Corporate Customers as a result of consumers' responses to targeted questions and surveys (e.g., do you need a new credit card?), (4) delivery of a sale or completed application for our Corporate Customers' products or services (e.g., a consumer who responds to a Traffix e-mail promotion on behalf of a Corporate Customer and purchases a product with a credit card), (5) generating revenue from any of the foregoing categories by placing our Corporate Customers' offers on the

                         TRAFFIX, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

media of third parties with whom we have a marketing relationship on a revenue share basis, (6) sales of Traffix's proprietary products and services directly to consumers (e.g., jewelry, voicemail, dvd's and books), (7) rentals and sales of copies of specific segments of our databases to Corporate Customers for their proprietary marketing and database enhancements, and (8) customer acquisition services, both on-line and off-line, under a net branch agreement with qualified mortgage banking establishments.

     The Company invoices its customers in accordance with the terms of each underlying agreement. Revenue is recognized at the time the marketing activity is delivered, or service is provided, net of estimated contractually specified data qualification allowances, when applicable. Such data qualification allowances may include duplications, invalid addresses, age restrictions and other allowances, and are recorded as contra revenue. Historically, the variance between actual allowances and previously estimated allowances has been immaterial. In accordance with revenue recognition pronouncements, specifically Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") issued in December 1999, and in accordance with the Company's historical accounting policies and reporting practices, the Company records all related obligations associated with the related net revenue at its point of recognition. The Company adopted SAB 101 during the first three months of the fiscal year ended November 30, 2001. Such adoption did not materially impact our financial position or results of operations at that time.

     Revenues from the Company's off-line customer acquisition services segment currently include the revenue earned by Montvale Management, LLC, the Company's majority owned subsidiary. Such revenues are currently 12% of the Company's consolidated net revenues for the nine months ended August 31, 2002, and result from Montvale's provision of net branch services to mortgage banking and other related financial institutions. Approximately 15% of Montvale's revenues are derived from on-line sources, with such portion being included in the Company's E-commerce segment. Montvale recognizes income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Non Refundable Fees and Costs Associated with Originating or Acquiring Loans". Pursuant to SFAS No. 91, Montvale recognizes its commission upon the disbursement of loan proceeds.

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

     Revenue from the Company's LEC Billed Product and Service segment (the Company has not marketed such services since November 1998, but had recorded residual revenue from such segment during the three months ended August 31,
2002), consisted of various enhanced telephone services, principally voice mail services, and were recognized net of an estimated provision for refunds and credits subsequently granted to customers ("customer chargebacks"). Since the provision for customer chargebacks was established prior to the periods in which chargebacks are actually expended, the Company's revenues are adjusted in later periods if the Company's incurred

                         TRAFFIX, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

chargebacks varied from the amounts previously estimated. The Company's LEC Billed Product and Service segment was inactive during the nine months ended August 31, 2002.

     With respect to capitalization and amortization of marketing costs, the Company's policy is to expense, as a cost of sale, data acquisition costs and all other related marketing costs, at the time an obligation or expense is incurred.

   TRANSACTIONS WITH MAJOR CUSTOMERS

     During the three and nine months ended August 31, 2002, the Company had five major customers in its E-commerce segment, which in combination accounted for approximately $5.2 million and $18 million of consolidated net revenue, respectively, or 49% and 53% of consolidated net revenues, respectively. Approximately $4.5 million, or 65% of consolidated net accounts receivable was attributable to such major customer group as of August 31, 2002. For the three and nine months ended August 31, 2002, one of these customers accounted for net revenues that equaled or exceeded 10% of the Company's consolidated net revenue for such period. The five major customers accounted for 24%, 7%, 7%, 6% and 5% of consolidated net revenue, respectively, for the three months ended August 31, 2002, and 25%, 8%, 8%, 7% and 5% of consolidated net revenue, respectively, for the nine months ended August 31, 2002. Of the remaining approximate 100 active customers in the three and nine months ended August 31, 2002, no other single customer had net revenue that equaled or exceeded 2% of consolidated net revenue.

     The Company continued to conduct business with all such five major customers as of October 8, 2002. The customer which accounted for 25% of the Company's net revenues for the nine months ended August 31, 2002 has notified the Company that it is exercising its right to terminate its agreement with the Company, and, as such, will phase out its business with the Company over a ninety day period ending December 7, 2002.

     During the three and nine months ended August 31, 2001, the Company had four customers in its E-commerce segment which, in combination, accounted for approximately 50.6% and 47.4% of consolidated net revenues, respectively, and approximately 30.8% of consolidated net accounts receivable as of August 31, 2001.

3. EARNINGS PER SHARE

     The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    --------------------------   --------------------------
                                                     AUGUST 31,     AUGUST 31,     AUGUST 31,    AUGUST 31,
                                                        2002           2001           2002          2001
                                                    -----------    -----------   -----------    -----------
   Denominator:
     Denominator for basic earnings per share--
     weighted average shares .....................   13,168,407     13,966,939    13,454,093     14,497,515
   Effect of dilutive securities:
     Stock options ...............................      726,963        762,536     1,093,954             --
                                                   ------------    -----------   -----------    -----------
     Denominator for diluted earnings
     per share-- adjusted weighted
     average shares ..............................   13,895,370     14,729,475    14,548,047     14,497,515
                                                   ============    ===========   ===========    ===========

     Options to purchase 1,429,333 and 881,500 shares of common stock for the three months ended August 31, 2002 and 2001, respectively, and 659,778 and 858,613 for the nine months ended August 31, 2002 and 2001, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

                         TRAFFIX, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

4. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." Excluding net income, the Company's primary sources of comprehensive income (loss) would ordinarily include the after-tax net unrealized gains and (losses) on available-for-sale securities, and the equity adjustment from foreign currency translation. Based on prior fiscal year unrealized capital losses in excess of the current year's three and nine month period's unrealized gains, a full credit has been taken against the estimated deferred tax liability attributable to the unrealized gains arising in the three and nine month periods ended August 31, 2002. At November 30, 2001, full valuation allowances were taken against the estimated deferred tax assets attributable to the unrealized losses based on the absence of other appreciated capital gain property. The components of comprehensive income (loss) are presented below:

                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    --------------------------   --------------------------
                                                     AUGUST 31,     AUGUST 31,     AUGUST 31,    AUGUST 31,
                                                        2002           2001           2002          2001
                                                    -----------    -----------   -----------    -----------
     Net income (loss) ..............................  $108,380     $1,462,992    $2,224,840    $(1,292,383)
   Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments .........    20,081             --          (707)            --
   Unrealized gain(loss) from available-for-sale
     securities, arising during the period,
     net of income taxes of $-0- ....................   (83,555)        17,874       (53,819)       241,150
   Less: reclassification adjustment for loss
     realized in net income .........................        --             --            --      4,190,207
   Add: reclassification adjustment for gain
     realized in net income .........................        --       (405,837)                    (404,061)
                                                       --------     ----------    ----------    -----------
   Comprehensive income .............................  $ 44,906     $1,075,029    $2,170,314    $ 2,734,913
                                                       ========     ==========    ==========    ===========

5. ADVERTISING AND MARKETING COSTS

     Currently, substantially all of the Company's advertising and marketing costs are comprised of (1) costs associated with the transmission of e-mail marketing messages, both from internal sources and external third party vendors,
(2) costs associated with the purchase of on-line consumer data, and (3) email program promotional and creative development costs. Such costs are charged to operations (1) at the time of the email transmission, (2) upon receipt of the qualified consumer data, and (3) at the time the promotional and creative services are provided, respectively, and are included as a component of cost of sales.

     In certain cases where the Company makes payment for consumer data, on-line media, or prepays for commercial email delivery, in advance of the receipt or provision of such items, the Company expenses such prepayments ratably over the shorter of the contract period or to the extent of actual fulfillment. Total advertising and marketing costs, included in the cost of sales, for the three months ended August 31, 2002 and 2001 were approximately $3,127,000 and $2,192,000, respectively, and for the nine months ended August 31, 2002 and 2001 were approximately $9,703,000 and $4,611,000, respectively.

     Included in prepaid expenses and other current assets at August 31, 2002 and November 30, 2001, were approximately $43,000 and $324,000, respectively, relating to the unamortized portion of prepayments related to marketing arrangements.

                         TRAFFIX, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

6. MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS, AT COST

     During the three and nine months ended August 31, 2002, the Company did not have any material events regarding its marketable securities or long-term, cost-based investments.

     During the three-month period ended February 28, 2001, the Company recognized losses (through a permanent impairment charge) of $4,190,207 on certain of its available-for-sale marketable securities. The underlying securities' historical carrying values were reduced to their related closing prices at February 28, 2001, giving effect to the prior year's permanent impairment charge. The Company had continually evaluated the carrying value of such investments, and in terms of risk at the individual company level coupled with risk at the market level, the Company's prior year evaluation indicated that the decline in the related securities was "other-than-temporary". As a result of this analysis, the Company adjusted the "cost basis" of these securities, effective February 28, 2001, to the closing prices on that date and realized the corresponding loss during the three-month period ended February 28, 2001. This loss is included in the Company's other income (expense), "Permanent impairment charges" for the nine months ended August 31, 2001.

     During the fiscal year ended November 30, 2000, the Company had invested approximately $500,000 in a private company, and carried the investment under the cost method. After continued review of such investment, and the investment's consistent failure to achieve significant goals set forth in its business and financing plans, such investment fell within the Company's impairment evaluation criteria. According to the above analysis, the Company's impairment loss for the nine months ended August 31, 2001 amounted to $500,051, and is included as a component of other income (expense) "Permanent impairment charges" for the nine months ended August 31, 2001.

7. TALK AMERICA, INC. ARBITRATION AWARD

     During the year ended November 30, 2001, the Company was successful in its legal action against Talk America, Inc. ("Talk"), resulting in an approximate $6.2 million arbitration award. The award represented restitution for long distance customers delivered to Talk, and for lost profits suffered by the Company due to Talk's wrongful termination of an agreement between the parties. During the year ended November 30, 2001, the Company collected the first installment of $3.7 million resulting from the arbitration award. The first installment was included as revenue in the Company's fourth quarter of the fiscal year ended November 30, 2001, as it was deemed to relate to the lost profit portion of the arbitration settlement. During the nine months ended August 31, 2002, the Company received the final installment, with interest, from Talk in the sum of approximately $2.54 million. The final installment represented approximately $227,000 in lost profits for long distance customers delivered to Talk and, as such was included as revenue during the nine months ended August 31, 2002. The balance of the second and final installment, or approximately $2.3 million represented liquidated damages. The liquidated damage portion of the final installment is included in the Company's "Other income(expense)" income statement caption, and is grouped within that caption's "Other non-operating income(expense)" sub-set. The balance of the second installment, or $227,000, is included in the Company's revenues, with approximately $158,000 included in the Company's E-commerce segment, and the balance of approximately $70,000 included in the Company Off-line Marketing Services segment.

8. SEGMENT INFORMATION

     Historically, the Company's reportable operating segments are aligned into three fundamental areas: (1) Internet Commerce billed directly to the Company's marketing partners and corporate customers, as well as consumers (E-commerce),
(2) Off-line Marketing services (such as telemarketing and postal mail) billed directly to long distance carriers, wireless carriers and other service providing businesses (Off-line Marketing services) and (3) Products

                         TRAFFIX, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

and Services billed to consumers by Local Exchange Carriers (LEC Billed products and services-inactive during the three and nine month periods ended August 31,
2002). The balance of the Company's operations, immaterial individually and in the aggregate, are included as part of Corporate and other. This business segment delineation is consistent with the Company's management and financial reporting structure based on products and services. The Company evaluates performance based on many factors, with the primary criteria being each segment's gross profit and EBITDA, which the Company has defined as net income excluding (i) special charges, (ii) interest expense, (iii) interest and dividend income, (iv) net gains (losses) on the sale of marketable securities,
(v) long-lived asset impairment charges, (vi) gains on non-monetary cost basis exchanges, (vii) other non-operating income, (viii) minority interest income
(loss), (ix) depreciation, (x) amortization and (xi) income taxes. The Company shares a common workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate and other. The following tables set forth the Company's financial results, by management performance criteria, by operating segment. All revenues are from non-intersegment sources; therefore no intersegment elimination applies.

   SEGMENT DATA -- NET REVENUE

                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   ---------------------------   --------------------------
                                                    AUGUST 31,     AUGUST 31,     AUGUST 31,    AUGUST 31,
                                                       2002           2001           2002          2001
                                                   ------------   ------------   -----------    -----------
For the periods:
   E-commerce ..................................    $ 9,069,588     $7,203,452   $30,253,955    $16,834,124
   Off-line Marketing Services .................      1,594,658             --     3,585,726             --
   LEC Billed Products and Services ............             --        201,368            --      1,324,793
   Corporate and other .........................             --             --            --             --
                                                    -----------     ----------   -----------    -----------
     CONSOLIDATED TOTALS .......................    $10,664,246     $7,404,820   $33,839,681    $18,158,917
                                                    ===========     ==========   ===========    ===========

   SEGMENT DATA -- GROSS PROFIT

                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   ---------------------------   --------------------------
                                                    AUGUST 31,     AUGUST 31,     AUGUST 31,    AUGUST 31,
                                                       2002           2001           2002          2001
                                                   ------------   ------------   -----------    -----------
For the periods:
   E-commerce ..................................     $6,057,474     $4,965,555   $20,661,356    $12,111,583
   Off-line Marketing Services .................      1,388,612             41     3,198,350        (29,262)
   LEC Billed Products and Services ............             --        157,509            --      1,169,279
   Corporate and other .........................             --             --            --             --
                                                     ----------     ----------   -----------    -----------
     CONSOLIDATED TOTALS .......................     $7,446,086     $5,123,105   $23,859,706    $13,251,600
                                                     ==========     ==========   ===========    ===========

   SEGMENT DATA -- EBITDA

                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   ---------------------------   --------------------------
                                                    AUGUST 31,     AUGUST 31,     AUGUST 31,    AUGUST 31,
                                                       2002           2001           2002          2001
                                                   ------------   ------------   -----------    -----------
For the periods:
   E-commerce ..................................     $1,576,942     $2,798,129    $6,722,296     $5,920,916
   Off-line Marketing Services .................        261,973        (62,212)      553,654       (300,161)
   LEC Billed Products and Services ............             --        100,279            --        934,260
   Corporate and other .........................       (919,328)    (1,199,295)   (2,966,598)    (2,761,370)
                                                     ----------     ----------   -----------    -----------
     CONSOLIDATED TOTALS .......................     $  919,587     $1,636,901   $ 4,309,352    $ 3,793,645
                                                     ==========     ==========   ===========    ===========

                         TRAFFIX, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

   SEGMENT DATA -- DEPRECIATION AND AMORTIZATION

                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   ---------------------------   --------------------------
                                                    AUGUST 31,     AUGUST 31,     AUGUST 31,    AUGUST 31,
                                                       2002           2001           2002          2001
                                                   ------------   ------------   -----------    -----------
For the periods:
   E-commerce ...................................    $249,107       $ 74,495      $587,649       $100,432
   Off-line Marketing Services ..................       4,278             --        15,265             --
   LEC Billed Products and Services .............          --             --            --             --
   Corporate and other ..........................      68,423         57,524       201,327        172,484
                                                     --------      ---------      --------       --------
     CONSOLIDATED TOTALS ........................    $321,808       $132,019      $804,241       $272,916
                                                     ========      =========      ========       ========

9. ASSET ACQUISITIONS

     In December 2001, the Company acquired the assets of the following two entities for a total cost of $1,676,682. The components of the asset purchase prices are set forth following the descriptions of the assets acquired:

     o InfiKnowledge, a software development and Internet services firm based in New Brunswick, Canada, with the key assets purchased including an email delivery system, a suite of over 50 on-line games, as well as a team of highly skilled, interactive game developers who, the Company believes, possess the capabilities to enhance, develop and add support to its on-line marketing business and provide the foundational assets to allow the Company to internalize its email delivery platform through capital expenditures, thereby reducing its reliance on third party email delivery vendors.

     o ThanksMuch, a Woodmere, New York based company that specializes in the on-line sale of costume jewelry and other small gift items. The Company anticipates that the assets acquired, coupled with the management team who will continue to run the business, will be utilized to provide an opportunity for increased revenue, gross profits and cash flows in future fiscal periods.

     The total purchase price for these two acquisition was: (a) cash of $897,500, of which $697,500 was paid simultaneous with the respective asset acquisition closings in December 2001 and $200,000 of which is payable to the sellers of Infiknowledge on December 6, 2002 and which is included as a component of the Company's accrued expenses as at August 31, 2002; and (b) 117,521 shares of the Company's common stock, valued at $6.20 per share (the average closing prices of the Company's stock for the period December 4 to December 10, 2001), which accounted for the additional consideration in the InfiKnowledge asset acquisition. Of the total share consideration, 39,174 of such shares were issued at the closing of the InfiKnowledge acquisition and 78,347 shares remain issuable, with 39,174 shares to be issued on December 6, 2002 and 39,173 shares to be issued on December 6, 2003. The issuable shares were considered as outstanding common shares in the computation of both basic and diluted weighted shares outstanding for the period December 6, 2001 to August 31, 2002. Goodwill and other intangible assets recognized in the transactions amounted to $1,477,000, of which approximately 90%, or $1.3 million, is expected to be deductible for income tax purposes. The goodwill and other intangibles were assigned to the E-commerce segment. The purchase price allocation has yet to be finalized pending the review of certain items regarding identifiable intangibles and goodwill. It is estimated that this review will be completed in the Company's fourth quarter ending November 30, 2002 and such final allocation is anticipated to have an immaterial impact, if any, on amortization expense.

                         TRAFFIX, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

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

     3. DANIEL RODGERS -- In March, 2002, Daniel Rodgers commenced an action against the Company in Supreme Court of the State of New York, Rockland County. The complaint alleges that the Company disseminated false and misleading advertisements through email advertisements and through the website of its subsidiary, GroupLotto.com. Mr. Rodgers purports to represent a class consisting of those who, during the period January 1, 2001 to March 5, 2002, provided their name, address, email address and other biographical information in response to the email advertisements or in response to the GroupLotto web page. The Complaint purports to allege claims of common law fraud, deceptive acts and practices, and false and misleading advertising under New York law. The Complaint seeks injunctive relief, unspecified monetary damages, and attorney's fees. The Company believes that there is no merit to the claims, has filed a motion to dismiss the complaint, which motion is pending before the court, and otherwise intends vigorously to defend against the claims.

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

     The Claimants in the arbitration then filed a motion in an action pending in the Circuit Court, Broward County, Florida (Thomas et al v. New Lauderdale, LLC et al, Case No. 98-12259-07) (the "Action"), to confirm the award, and also sought to be relieved from a stay of those proceedings in order to pursue claims against the defendants in the Action which they contend have not been resolved by the arbitration, including claims for punitive damages against the Company as well as the individual defendants. The Respondents in the arbitration have filed a motion to vacate and/or modify the award. The Company has indemnified the individual defendants in the Action.

     In order to avoid the uncertainties of further litigation and the possibility of further awards in the Action, the Company agreed settle the claims in the Action for approximately $435,000 and to pay the arbitration award in exchange for full releases from the claimants. In September 2002, the combined total of $2,710,000 representing the Arbitration Award, plus interest, and the settlement was disbursed to the claimants.

     The Company had accrued and recorded the total September 2002 payment as a non-operating expense at August 31, 2002, and for the nine months ended August 31, 2002, as it results from a segment of the Company's business in which it is no longer active.

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

OVERVIEW

     We are a leading on-line database marketing company that acquires customers for, drives consumer traffic to, and generates sales for our corporate clients. We provide complete end-to-end marketing solutions for companies seeking to increase sales and customers through on-line marketing programs, and database development and enhancement programs. The services we offer range from the development of a complete creative promotion to be used to market the client's product to consumers, broadcasting the promotion on-line in order to generate new customers for the client, delivery of data files from the results of campaigns, creating and hosting the customized websites or web pages necessary to effect the consumer transaction that drives the clients' sales and generating comprehensive reporting in order for the client to analyze the effectiveness of the promotion. We use the proprietary on-line media of our websites, interactive games, email marketing and database of permission-based, profiled records to generate the customers, sales and/or leads for our clients. We are paid by our clients primarily on a success-based model, in that we receive a fee for every lead, customer or sale generated for the client. In addition to our third party client-based revenue, during fiscal 2002 we began generating revenue from our proprietary products and services (e.g., costume jewelry and inexpensive gift items) and from the sales and rentals (for use both on-line and off-line) of our proprietary, profiled databases.

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

                                ON-LINE MARKETING

     We own the free on-line lottery, www.grouplotto.com, and other on-line properties such as AtlasCreditGroup.com, AtlasEducationGroup.com, as well as a number of interactive games (such as Direct Deposit Promotions and Scratch&Win), vertical web sites and services on the Web. These properties are designed to generate real-time response-based marketing. Consumers are given the opportunity, while on-line, to purchase, sign-up for, ask to be contacted regarding, or simply indicate an interest in, hundreds of offers for various products and services provided by our corporate clients and marketing partners. Specifically through these interactive Web properties we generate a variety of transactional results for our corporate clients ranging from (a) Web traffic,
(b) inbound telemarketing calls, (c) outbound telemarketing leads, (d) demographically/psychographically profiled lists of consumers, (e) highly-targeted customized response-based leads, (f) completed applications for products, and (g) actual sales of products and services.

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

     Similar to the GroupLotto website, we generate results for our clients through several other interactive games and products. For example, we market through a "scratch and win" game that offers consumers the chance to instantly find out if they have won any number of prizes. The consumer plays the game by "scratching" with the mouse certain parts of the entry ticket to uncover the results. These games can also be "pushed" to consumers by delivering them to the player's email inbox. We also market credit card offers through our "Direct Deposit" sweepstakes game (patent pending), whereby a consumer can win up to $5,000 instantly if his or her credit card number matches a pre-selected winning number.

     We own and operate  several other  websites  such as  AtlasCreditGroup.com,
AtlasEducationGroup.com,       prizecade.com,      jewelclaimcenter.com      and
games-to-win.com. We use these sites to generate revenue from our clients in a similar manner as the GroupLotto model. We believe these sites could also offer other new revenue opportunities, such as brand marketing. For the three months ended August 31, 2002, these sites contributed approximately $745,000, or 7% of the Company's net revenue during such period.

     EMAIL MARKETING. Direct marketing via email remains one of our most important revenue sources accounting for 42% and 53% of the Company's revenue in the three and nine-month periods ended August 31, 2002, respectively. Each program that we market for our clients can be implemented not only through the website, interactive games and "pop-ups" discussed above, but also, and often primarily, through email marketing. We currently market to as many as 100 million permission-based records, which are under management, or which have been acquired by the Company under a number of affinity group based brands.

     Compared to postal marketing and telemarketing, email marketing is significantly less expensive, offers much faster response times, and, we believe, provides for a more rich consumer media experience. We now own an email delivery system, which reduces our dependence on third party vendors and further reduces the expenses associated with delivering our monthly commercial email messages. FOR A FURTHER DISCUSSION OF RECENT BUSINESS AND LEGAL DEVELOPMENTS REGARDING THIS E-COMMERCE COMPONENT AND EVENTS IMPACTING EMAIL MARKETING, SEE "-- RESULTS OF OPERATIONS."

     One of the attractive features for clients, and, we believe, a significant competitive advantage, is our ability to create and test a variety of marketing campaigns for prospective and existing corporate clients at no risk to the client. Since we own, and have access to, extensive databases, manage a creative department, and can deliver email at a low cost, we are able to offer prospective and existing clients the opportunity to test market new products, services, price points and creative concepts in order to determine if an on-line campaign works for the client and which campaigns work most effectively.

     Even  after  campaigns  are  fully  implemented,  we  further  analyze  the marketing results to gauge whether the campaigns are continuing to generate adequate results for the client, whether the media is being utilized cost-efficiently, and to determine whether new and different copy is yielding better overall results. These are the traditional direct-marketing disciplines, which we believe, when applied together with our proprietary databases, and other databases at our disposal, delivery systems and reporting systems, distinguish us from our competitors in the on-line marketing industry.

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

                        PROPRIETARY PRODUCTS AND SERVICES

     A new business unit, which we introduced during the three months ended February 28, 2002, is the on-line marketing of our own products and services. For example, one of our websites, Thanksmuch.com, sells gift items (such as DVD's, CD's and inexpensive jewelry) directly to consumers. When a consumer selects a gift item and tenders his credit card, he is given the opportunity to purchase other, more valuable products and services at special discounts. In addition to the Thanksmuch line of jewelry and gifts, we are developing and testing other products and services for direct marketing to consumers. These products include credit card billed recurring products in the "Voice Over Internet Protocol" area, dial-up modem ISP back-up systems, dating/personal programs conducted over the Internet, jewelry, voicemail, dvd's and books. One of the additional benefits of these programs is the ability of the Company to accumulate permission-based consumer credit card data, which allows for the subsequent use of the Company's marketing concept of "just-one-click" credit card billing, making on-line purchases easier for the consumer, and allowing the Company to more easily process additional sales and services in the future.

     No assurances can be given, however, that these anticipated sources of revenue will generate any significant income to our operations in future fiscal periods, if at all. During the three months ended August 31, 2002, the Thanksmuch.com website generated approximately $351,000, or approximately 3% of net revenue, with an approximate $60,000 contribution to income from operations from such revenue.

     Our expansion in, and dependence on, our on-line direct marketing efforts, coupled with the continued unproven reliability and profitability of such efforts, the potential for state and/or federal legislation limiting on-line marketing's consumer contact capability, and the potential for seasonality within the E-commerce marketplace, should all be considered when referring to our current three and nine month results, as well as prior historical results, in evaluating the potential for our future operations, cash flows, and financial position.

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

     During the three and nine month periods ended August 31, 2002 and 2001, we generated revenue from the following segments: E-Commerce, Off-line Marketing and for fiscal 2001 only, LEC Billed Products. The E-Commerce segment realized significant growth during the nine months ended August 31, 2002 and the fiscal year ended November 30, 2001, when compared to the prior comparable periods, and currently represents the core of our business operations. Revenue in the E-commerce segment is generated primarily from marketing of third party products and services on our websites and through e-mail promotions. The Off-Line Marketing services segment consists of revenue generated by us through off-line direct marketing channels. Historically, this segment's activities were primarily telemarketing for the acquisition of long distance and wireless phone customers for the respective carriers. Currently, this segment also includes Montvale Management, LLC and its provision of net branch services to qualified mortgage banking and lending institutions. The LEC Billed Products segment represented telecommunications-related products and services marketed by us directly to consumers who were billed by local exchange carriers on the consumer's telephone bill. This segment was inactive during the nine months ended August 31, 2002.

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

RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the three and nine-month periods ended August 31, 2002 and August 31, 2001, respectively. It should be read in conjunction with the Company's Form 10-K as filed for the year ended November 30, 2001, the Notes thereto and other financial information included elsewhere in this report.

THREE MONTHS ENDED AUGUST 31, 2002 AND AUGUST 31, 2001

     The Company's net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three month periods ended August 31, 2002 and August 31, 2001, are detailed in the following tables:

   SEGMENT DATA -- NET REVENUES, BY SEGMENT COMPONENT

                                                       THREE MONTHS ENDED
                                                    --------------------------       CHANGE        CHANGE
                                                    AUGUST 31,      AUGUST 31,      INC (DEC)     INC (DEC)
                                                       2002           2001            $$$           %%%
                                                    -----------    -----------     ----------     --------
E-COMMERCE COMPONENTS
GroupLotto and other web sites ..................   $ 3,375,023     $2,449,358     $ 925,665         38%
Net branch commission fees ......................       281,411             --       281,411        100%
Email marketing programs ........................     4,526,228      4,335,949       190,279          4%
Data sales and rentals ..........................       485,154        418,145        67,009         16%
Sales of jewelry and gifts ......................       351,290             --       351,290        100%
Internet game development and other .............        50,482             --        50,482        100%
                                                    -----------     ----------    ----------      -----
TOTAL E-COMMERCE ................................     9,069,588      7,203,452     1,866,136         26%
                                                    -----------     ----------    ----------      -----
OFF-LINE MARKETING SERVICE COMPONENTS
Net branch commission fees ......................     1,594,658             --     1,594,658        100%
Other off-line marketing ........................            --             --            --
                                                    -----------     ----------    ----------      -----
TOTAL OFF-LINE MARKETING SERVICE ................     1,594,658             --     1,594,658        100%
                                                    -----------     ----------    ----------      -----
LEC BILLED PRODUCTS AND SERVICES COMPONENTS
Enhanced Services, principally voice mail .......            --        201,368      (201,368)      -100%
                                                    -----------     ----------    ----------      -----
TOTAL LEC BILLED PRODUCTS AND SERVICES ..........            --        201,368      (201,368)      -100%
                                                    -----------     ----------    ----------      -----
CORPORATE AND OTHER COMPONENTS
Miscellaneous products, list revenue and other ..            --             --            --          0%
                                                    -----------     ----------    ----------      -----
TOTAL CONSOLIDATED NET REVENUE ..................   $10,664,246     $7,404,820    $3,259,426         44%
                                                    ===========     ==========    ==========      =====

     Net Revenue increased $3,259,426, or 44%, to $10,664,246 for the three months ended August 31, 2002 from $7,404,820 in the comparable prior year period. The primary component of the increase was attributable to an approximate $1.9 million increase in the Company's E-commerce segment net revenues, combined with an increase of approximately $1.6 million in net revenue from the Company's Off-line Marketing services segment. Such increases were partially offset by a decrease of $201,368 in the Company's LEC Billed Product and Services legacy segment. The E-commerce segment revenue increase resulted from the Company's increasing focus on generating revenue from its current core business, on-line direct marketing. The Company expects this segment to continue to represent the substantial part of the Company's revenue in future fiscal periods. Nevertheless, the Company continues to assess the potential of an increased emphasis of revenue generation from off-line, conventional direct marketing activities and will implement the strategy, beyond the bounds of Montvale Management, LLC (see below), if deemed beneficial for the Company.

     Additionally, the Company is using its on-line databases to enhance third party off-line databases through the application of overlay technology, whereby the Company's databases are appended to the databases of third parties, effectively increasing the depth of consumer related information within the appended database.

     The growth in the Company's E-commerce segment was primarily attributable to approximately $3.4 million in revenue generated from the segment's "GroupLotto and other web site" sub-set. This represented an approximate $926,000 increase over the prior year's $2.4 million in revenue generated from such segment's sub-set. This increase of approximately 38% over the prior year's comparable period was the result of the Company's use of its websites to acquire a portion of the subscribers for one of the Company's customers. The Company did not conduct business with such customer during the comparable three months ended August 31, 2001. Such customer accounted for approximately 25% of the Company's nine month August 31, 2002 revenue. The Company has been notified by the customer that it will exercise its right to terminate its agreement with the Company, and, as such, will phase out its business relationship with the Company over a ninety day period ending December 7, 2002. This customer loss has been deemed immaterial at the Company's operations level due to the fact that the operating margin earned from such activity was less than that recognized from the Company's other marketing activities and the Company believes that it will be able to use its media channels, creative department and senior management's time, all of which, it believes, was disproportionately dedicated to this customer, more profitably by generating additional sales for other current customers with large demands, improving results of existing customer relationships and developing new relationships and proprietary products and services. The Company expects an immaterial decline in future fiscal period revenues related to such termination, and looks to realize improved margins at both the contribution and operating level. Pursuant to the terms of the Company's agreement with this terminating customer, during the 90-day phase out period, the customer is only required to accept certain levels of sales generated by the Company on its behalf, based on a percentage of sales recorded in the thirty day period prior to the delivery of the termination notice. Therefore, the Company will recognize revenue under this terminated agreement during the quarter ending November 30, 2002.

     The Company generates a significant portion of its site traffic from email marketing. SEE THE FOLLOWING PARAGRAPHS FOR A FURTHER DISCUSSION OF RECENT BUSINESS AND LEGAL DEVELOPMENTS AFFECTING EMAIL MARKETING.

     Additional increases in the Company's consolidated revenues are attributable to new sub-sets added to the E-commerce segment during the three months ended August 31, 2002 when compared to the three months ended August 31, 2001. The combined revenue resulting from the new sub-sets amounted to $683,183 and is detailed as follows: (a) $281,411 of such increase relates to the Company's majority-owned subsidiary, Montvale Management LLC, that provides services under a net branch agreement with licensed mortgage banking and brokerage companies in the acquisition of candidates for new mortgages and the refinancing of existing debt, which subsidiary also conducts the same services off-line and is the sole component of the Company's Off-line Marketing Services segment revenue of $1,594,658; (b) $351,290 of such increase relates to the on-line sales of jewelry and gifts by the Company's subsidiary, ThanksMuch, Inc., which was formed with the assets acquired from a closely held private company on December 14, 2001, all as more fully described in Note 8 to the financial statements; and (c) $50,482 of such increase relates to the Internet game development revenues generated by the Company's subsidiary, InfiKnowledge ULC, which was formed with the assets acquired from a closely held private Canadian company on December 6, 2001, all as more fully described in Note 8 to the financial statements.

     The Company's E-Commerce Email Marketing sub-set revenues increased $190,279, or 4%, to $4,526,228, during the three months ended August 31, 2002, when compared to $4,335,949 during the prior year's comparable period. See the following paragraph for a description of items impacting the Company's Email Marketing programs.

     During the three months ended May 31, 2002, the Company experienced problems with the delivery of its email promotional offers, which problems have continued into the three months ended August 31, 2002. Such problems reduced revenue and income from the E-Commerce sub-segment on a sequential basis during the first nine months of fiscal 2002. The Company continues to believe that the significant component of the email delivery problem is attributable to Internet Service Providers that unilaterally block commercial emails from reaching their consumer subscribers. The Company has addressed the issue by deploying new reinforced delivery platforms with increased redundancy and expanded diversification using both internal and external emailing resources. The Company has also increased the quality of data it is acquiring (at an increased cost) and is simultaneously striving to eliminate poorly responding data from its databases. The Company believes that over the long term, this improvement in data quality, while more expensive, will yield greater stability and revenue results and facilitate improved E-mail delivery results. Although the Company has conceived of a number of programs to address this specific problem, there can be no assurance that any of these programs will work effectively, or can be timely implemented, and all such program implementations have had an immaterial impact on improving the delivery rate of email during the three months ended August 31, 2002.

     Any further changes in the Internet operating landscape that materially hinders the Company's current ability and/or cost to deliver commercial email messages to the consumer records in its databases, and the consumer records in the databases of its affiliates, could potentially cause a material impact on net revenue and gross margin and, therefore, its profitability and cash flows could be adversely affected. Various state laws exist, and federal legislation is currently pending, that limit the Company's ability to deliver commercial e-mail messages to consumers. There are presently no federal laws that regulate sending unsolicited email. The pending federal bills and existing state laws require that certain "opt-out" procedures be included in emails and prohibit "false routing" or "fictitious address" information. Existing state, and pending federal, laws require functioning return e-mail addresses and that valid postal addresses be included by the senders of commercial email messages. Some states require an "ADV" label in the subject line, and proscribe false header or misleading subject lines. Attorneys General and/or consumers are given authority to enforce the state laws. States with legislation affecting the sending of unsolicited commercial email include: Arkansas, California, Colorado,
Connecticut, Delaware, Idaho, Illinois, Iowa, Louisiana, Maryland, Missouri, Nevada, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Dakota, Tennessee, Utah, Virginia, Washington, West Virginia and Wisconsin. If strict federal legislation is subsequently written into law, with its terms specifically limiting the Company's ability to market its offers, the Company could potentially realize a material adverse impact in future fiscal period net revenue growth, and therefore, profitability and cash flows could be adversely affected.

     The increases in revenues from the Company's E-commerce segment and Off-line Marketing Services segment were partially offset by a decrease of $201,368 in revenues from the Company's LEC Billed Products and Services segment. Such decrease resulted from the Company's elimination of billing voice mail services under its contract with the service bureau known as Federal Transtel, Inc. ("FTT") in October 2001. FTT has since filed for protection under the United States Bankruptcy Code.

     See "Transactions with Major Customers" and the Securities and Exchange Commission's ("SEC") mandated FR-60 disclosures following the "Liquidity and Capital Resources" section for a further discussion of the significant customer concentrations, loss of significant customer, critical accounting policies and estimates, and other factors that could affect future results.

     The Company's cost of revenues during the three months ended August 31, 2002 and August 31, 2001 are comprised of direct and indirect marketing costs associated with the (1) costs of email delivery, (2) acquisition of consumer data, (3) premium fulfillment costs, (4) creative costs and (5) contingent-based prize indemnification expense, billing and collection fees, and customer service costs.

     The Company's cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three month periods ended August 31, 2002 and August 31, 2001 are set forth below:

   CONSOLIDATED COST OF SALES, BY SEGMENT, BY COMPONENT

                                                   FOR THE THREE MONTHS ENDED
                                                    -------------------------       CHANGE        CHANGE
                                                    AUGUST 31,     AUGUST 31,      INC (DEC)     INC (DEC)
                                                       2002           2001            $$$           %%%
                                                    -----------    ----------     ----------     --------
E-COMMERCE
ADVERTISING, PROMOTION AND FULFILLMENT COSTS
Email marketing and related delivery costs .......   $1,164,606     $1,142,357      $ 22,249          2%
Data purchases and premium costs .................    1,706,127        966,658       739,469         76%
Promotional, creative and other costs ............       50,253         39,354        10,899         28%
                                                     ----------     ----------     ---------      -----
     TOTAL E-COMMERCE ADVERTISING ................   $2,920,986     $2,148,369      $772,617         36%
                                                     ----------     ----------     ---------      -----
SERVICE BUREAU FEES
Contingent based prize indemnification costs .....   $   91,128     $   89,528         1,600          2%
                                                     ----------     ----------     ---------      -----
     TOTAL E-COMMERCE COST OF SALES ..............   $3,012,114     $2,237,897     $ 774,217         35%
                                                     ----------     ----------     ---------      -----
OFF-LINE MARKETING SERVICES
ADVERTISING, PROMOTION AND FULFILLMENT COSTS
Telemarketing, direct mail and related costs .....   $  206,046     $      (41)    $ 206,087        100%
                                                     ----------     ----------     ---------      -----
     TOTAL OFF-LINE MARKETING COST OF SALES ......   $  206,046     $      (41)    $ 206,087        100%
                                                     ----------     ----------     ---------      -----
LEC BILLED PRODUCTS AND SERVICES
SERVICE BUREAU FEES
Billing and collection fees ......................   $       --     $   43,859     $ (43,859)      -100%
                                                     ----------     ----------     ---------      -----
     TOTAL LEC BILLED COST OF SALES ..............   $       --     $   43,859     $ (43,859)      -100%
                                                     ----------     ----------     ---------      -----
          TOTAL COST OF SALES ....................   $3,218,160     $2,281,715     $ 936,445         41%
                                                     ----------     ----------     ---------      -----

     Cost of sales on a consolidated basis increased $936,445, or 41%, to $3,218,160 for the three months ended August 31, 2002 from $2,281,715 in the comparable prior year period.

     On a segmental level, the Company's E-commerce segment cost of sales increased, on a net basis, approximately $773,000, or 36%, to $2.9 million during the three months ended August 31, 2002, when compared to $2.1 million incurred in the prior year's comparable period. The Company's continuing strategy of generating revenues primarily from direct marketing campaigns delivered on-line was the significant factor contributing to this increase. The Company realized marketing costs for email delivery of approximately $1.1 million in the fiscal quarters ended August 31, 2002 and August 31, 2001. This apparently stable cost environment resulted from two offsetting factors. One factor, which contributes to a decrease in email delivery cost, is the December 2001 acquisition of the assets of a Canadian-based technology company (InfiKnowledge). The Company's integration of the acquired assets, technology and human resources into its operations and email delivery platform has, and, we believe, will continue to reduce the unitary costs of its email promotions and serve to preserve and/or improve operating margins. The second factor, which contributes to an offsetting increase in email delivery cost, relates to the increased number of email messages sent on a comparable quarterly basis. This increased email delivery volume generated approximately the same amount of email marketing revenue on a comparable quarterly basis, detailed as follows: the Company delivered email pieces in the three months ended August 31, 2002, which were 6.5 times greater in volume than the volume of email pieces sent in the prior year's three months ended August 31, 2001. As discussed in the net revenue section, email revenue increased only 4% when compared to a 650% increase in email pieces delivered. SEE THE PRECEDING "NET REVENUE" SECTION FOR A FURTHER DISCUSSION OF RECENT BUSINESS AND LEGAL DEVELOPMENTS AFFECTING EMAIL MARKETING.

         The Company realized costs of approximately $1.1 million for data purchases necessary to build and maintain its marketing databases. In addition, the Company realized costs of approximately $599,000 for premium costs related to redemption obligations for certain of its marketing program offers. Together, these costs represent an increase of approximately $739,000, or 76%, over similar costs of $966,658 incurred during the three months ended August 31, 2001. In the prior fiscal year's comparable period, the Company had immaterial costs relative to premium redemption obligations. Within the three and nine months ended August 31, 2002, the redemption obligations arose primarily from operations performed on behalf of the customer that terminated its relationship with the Company in September 2002, all as discussed above. The Company anticipates that it will recognize improved margins in future fiscal quarters due to the absence of fulfillment costs associated with the termination of this customer relationship. See "Transactions with Major Customers" and the Securities and Exchange Commission's ("SEC") mandated FR-60 disclosures following the "Liquidity and Capital Resources" section for a further discussion of the significant customer concentrations, loss of significant customer, critical accounting policies and estimates, and other factors that could affect future results.

     The Company uses the services of an agency for the provision of indemnification coverage in the event the GroupLotto site produces a winner in one of its free on-line lottery games. The costs attributable to the provision of such indemnification coverage increased approximately $1,600, or 2%, when compared with the fiscal period ended August 31, 2001. The indemnification cost and players visiting the site remained relatively constant at the GroupLotto.com website during the three months ended August 31, 2002 and 2001.

     The Company's Off-line Marketing Services segment's cost of sales increased $206,087, or 100%, when compared to $-0- during the three months ended August 31, 2001. The increase was attributable to the Company's majority-owned subsidiary (Montvale Management LLC), which was inactive during the three months ended August 31, 2001.

     The balance of the decreases in cost of goods sold, offsetting the net increase, relate to the LEC Billed Product and Service segment and amounted to a reduction of $43,859. This reduction resulted from the Company's elimination of billing voice mail services under its contract with the service bureau Federal Transtel, Inc. ("FTT") in October 2001. FTT has since filed for protection under the United States Bankruptcy Code.

     The Company's gross profit in terms of dollars, on a segmental basis, and the Company's gross profit percentage, on a segmental basis, for each of the three month periods ended August 31, 2002 and 2001 are set forth below:

   CONSOLIDATED GROSS PROFIT, BY SEGMENT

                                                        FOR THE PERIODS:
                                                       THREE MONTHS ENDED
                                                    -------------------------       CHANGE        CHANGE
                                                    AUGUST 31,     AUGUST 31,      INC (DEC)     INC (DEC)
                                                       2002           2001            $$$           %%%
                                                    -----------    ----------     ----------     --------
   E-commerce ....................................   $6,057,473     $4,965,555    $1,091,918         22%
   Off-line Marketing services ...................    1,388,613             41     1,388,572        100%
   LEC Billed products and services ..............           --        157,509      (157,509)      -100%
                                                     ----------     ----------    ----------      -----
          CONSOLIDATED TOTALS ....................   $7,446,086     $5,123,105    $2,322,981         45%
                                                     ==========     ==========    ==========      =====

   CONSOLIDATED GROSS PROFIT PERCENTAGES, BY SEGMENT

                                                        FOR THE PERIODS:
                                                       THREE MONTHS ENDED          ABSOLUTE      RELATIVE
                                                    -------------------------     PERCENTAGE    PERCENTAGE
                                                    AUGUST 31,     AUGUST 31,       CHANGE        CHANGE
                                                       2002           2001         INC (DEC)     INC (DEC)
                                                    -----------    ----------     ----------    ----------
   E-commerce ....................................      66.8%         68.9%         -2.1%          -3.1%
   Customer Acquisition services .................      87.1%          0.0%         87.1%         100.0%
   LEC Billed products and services ..............       0.0%         78.2%        -78.2%        -100.0%
                                                        ----          ----         -----         ------
          CONSOLIDATED GROSS PROFIT PERCENTAGE ...      69.8%         69.2%          0.6%           0.9%
                                                        ====          ====         =====         ======

     Consolidated Gross Profit Percentage ("Gross Margin") as a percentage of net revenue was 69.8% during the three months ended August 31, 2002, compared to 69.2% in the prior year's comparable fiscal period, representing an absolute percentage point increase of less than 1%, or a 1% increase on a relative basis. On a segmental basis, the Company's E-commerce segment recognized a decrease in gross margin when compared to the prior year's comparable fiscal period. The 2.1% absolute percentage point decrease resulted from the Company's increased costs associated with data purchases, which are fully expensed at the time of the data's receipt. The Company anticipates that this expensing policy could provide a margin improvement benefit in future fiscal periods through the continued marketing to such acquired data. An additional factor offsetting the net increase in the gross profit margin percentage is attributable to the costs of fulfillment obligations related to the Company's marketing program conducted for a long distance service provider, which terminated its contractual relationship with the Company. SEE THE "NET REVENUE" DISCUSSION, SUPRA, FOR ADDITIONAL INFORMATION ABOUT SUCH CUSTOMER. Such costs approximated $599,000 in the current quarter ended August 31, 2002. During the prior year's comparable period, the Company did not have a marketing program that generated significant fulfillment costs. Increase in the gross margins generated from the Company's Off-line Marketing Services segment more than offset decreases in the LEC Product and Services segment, and accounted for the net increase in gross margin percentage. See the previous discussions of net revenues and cost of sales for a detailed discussion of such segments.

     The Company's Selling Expenses for each of the three months ended August 31, 2002 and August 31, 2001 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

                                                        FOR THE PERIODS:
                                                       THREE MONTHS ENDED
                                                    -------------------------       CHANGE        CHANGE
                                                    AUGUST 31,     AUGUST 31,      INC (DEC)     INC (DEC)
                                                       2002           2001            $$$           %%%
                                                    -----------    ----------     ----------     --------
E-COMMERCE
Fee share commissions ...........................    $1,571,906       $293,609    $1,278,297       435%
Other commissions ...............................       453,117             --       453,117       100%
Selling salaries and related expenses ...........       421,722        284,679       137,043        48%
Occupancy and equipment costs ...................        11,000          7,692         3,308        43%
Travel and entertainment ........................        41,753         77,569       (35,816)      -46%
                                                     ----------       --------    ----------       ---
     TOTAL SELLING-- E-COMMERCE SEGMENT .........    $2,499,498       $663,549    $1,835,949       277%
                                                     ----------       --------    ----------       ---
OFF-LINE MARKETING SERVICES
Fee share commissions ...........................    $       --       $     --            --         0%
Other commissions ...............................            --             --            --         0%
Selling salaries and related expenses ...........       575,751             --       575,751       100%
Occupancy and equipment costs ...................        51,635             --        51,635       100%
Travel and entertainment ........................         6,798             --         6,798       100%
                                                     ----------       --------    ----------       ---
     TOTAL SELLING-- OFF-LINE SEGMENT ...........    $  634,184       $      0    $  634,184       100%
                                                     ----------       --------    ----------       ---
          CONSOLIDATED TOTALS ...................    $3,133,682       $663,549    $2,470,133       372%
                                                     ==========       ========    ==========       ===

     Selling expenses on a consolidated basis increased approximately $2.5 million, or 372%, from $663,549 during the three months ended August 31, 2001 to $3,133,682 during the three months ended August 31, 2002. The increase was primarily attributable to the Company's E-commerce segment, with an increase of approximately $1.8 million, and increases of $634,184 in selling expenses in the Company's Off-line Marketing Services segment.

     The significant factors contributing to the increase in selling expenses were (a) increased fee share commissions ($1,278,297) and other sales related commissions ($453,117) incurred in the Company's E-commerce segment; and (b) increased selling-based base compensation and salesmen commissions of $137,043, arising from the expansion of the E-commerce segment's sales force and selling activities.

     Regarding the increase in fee share commissions, during the fiscal year ended November 30, 2001, the Company significantly expanded the practice of marketing promotional offers on behalf of its marketing clients ("Clients") to third party databases on a fee share commission basis. The fee share commission relationship generally arises after the Company concludes a contractual arrangement with a Client pursuant to which the Company modifies or develops the:(i) copy, (ii) offer form and (iii) promotional materials for the Client's product or service. The Company then tests the promotion, and agrees to deliver a minimum level of new customers, and/or targeted leads to the Client. Simultaneously with the execution of these contractual arrangements, the Company often obtains the rights from the Client to market its promotions to a list of third parties with whom the Company has marketing relationships (the "Third Parties"). The Company enters into contracts with each Third Party with whom it intends to market Client promotions. The terms of these agreements generally provide that the Third Party has the right to (i) approve the creative materials for each promotion, (ii) approve the timing of each promotion's mailing, (iii) terminate the contract on short notice, and (iv) reject any promotion for any reason. Each agreement also restricts the Third Party from doing business with the Client other than through the Company for the period of time covered by the agreement, and sets forth the terms of the Third Party's compensation. Payments are performance-based only and are either fixed fees paid for each customer or lead, generated for the Client, or a revenue share that is a percentage of the revenue generated (after deduction for certain direct costs) by the Company for marketing that offer to the Third Party database. The Company utilizes unique Universal Resource Locater identifier links ("URLs") when promotions are mailed to the Third Party database. It is the unique URL's that form the tracking mechanism by which the Client reports results to the Company, and the Company is able to account for revenue generated under the fee share arrangement with Third Parties. In addition, the Company manages Third Party databases on a revenue share basis. Amounts payable to the Third Parties under these programs are captured in the "fee share commission" category of selling expense.

     Selling expenses within the Company's Off-line Marketing Services segment increased $634,184, or 100%, when compared to the prior year's comparable period. The Company expects that in the balance of the fiscal year ending November 30, 2002 it will continue to realize increases in this segment's selling expenses based on the anticipated expansion of the operations of its majority owned subsidiary, Montvale Management LLC, which conducts business off-line, as well as on-line, as a net branch for licensed mortgage banking and brokerage companies.

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

   CONSOLIDATED GENERAL AND ADMINISTRATIVE EXPENSES, BY SEGMENT, BY COMPONENT

                                                          FOR THE PERIODS:
                                                         THREE MONTHS ENDED
                                                     ---------------------------     CHANGE        CHANGE
                                                      AUGUST 31,      AUGUST 31,    INC (DEC)     INC (DEC)
                                                        2002            2001           $$$           %%%
                                                     ----------      -----------    ---------     --------
E-COMMERCE
Compensation costs and related expenses ..........   $1,147,353      $  527,717     $ 619,636        117%
Professional fees ................................      294,776         309,413       (14,637)        -5%
Insurance costs ..................................      113,584         148,888       (35,304)       -24%
Occupancy and equipment costs ....................       88,153          57,433        30,720         53%
Site development, maintenance and modifications ..      199,748         317,845      (118,097)       -37%
All other G&A expenses ...........................      337,583         217,076       120,507         56%
                                                     ----------      ----------     ---------      -----
TOTAL G&A-- E-COMMERCE SEGMENT ...................   $2,181,197      $1,578,372      $602,825         38%
                                                     ----------      ----------     ---------      -----
OFF-LINE MARKETING SERVICES
Compensation costs and related expenses ..........   $       --      $   36,758     $ (36,758)      -100%
Professional fees ................................        2,210              --         2,210        100%
Insurance costs ..................................           --           8,499        (8,499)      -100%
Occupancy and equipment costs ....................           --           7,179        (7,179)      -100%
All other G&A expenses ...........................      494,523           9,817       484,706       4937%
                                                     ----------      ----------     ---------      -----
TOTAL G&A-- OFF-LINE SEGMENT .....................   $  496,733      $   62,253      $434,480        698%
                                                     ----------      ----------     ---------      -----
LEC BILLED PRODUCTS AND SERVICES
Compensation costs and related expenses ..........   $       --      $   36,602     $ (36,602)      -100%
Insurance costs ..................................           --           8,499        (8,499)      -100%
Occupancy and equipment costs ....................           --           7,179        (7,179)      -100%
All other G&A expenses ...........................           --           4,950        (4,950)      -100%
                                                     ----------      ----------     ---------      -----
TOTAL G&A-- LEC SEGMENT ..........................   $       --      $   57,230     $ (57,230)      -100%
                                                     ----------      ----------     ---------      -----
CORPORATE AND OTHER
Compensation costs and related expenses ..........   $  522,763      $  669,738     $(146,975)       -22%
Professional fees ................................      205,121         397,654      (192,533)       -48%
Insurance costs ..................................      110,408             916       109,492        100%
All other G&A expenses ...........................      149,459         188,511       (39,052)       -21%
                                                     ----------      ----------     ---------      -----
TOTAL G&A-- CORPORATE AND OTHER ..................   $  987,751      $1,256,819     $(269,068)       -21%
                                                     ----------      ----------     ---------      -----
CONSOLIDATED TOTALS ..............................   $3,665,681      $2,954,674     $ 711,007         24%
                                                     ==========      ==========     =========      =====

     General and Administrative expenses ("G&A") on a consolidated basis increased approximately $711,000, or 24%, when comparing G&A of approximately $2.9 million from the three months ended August 31, 2001 to G&A of approximately $3.7 million incurred during the three months ended August 31, 2002. The net increase was attributable to (a) the Company's E-commerce segment (approximately $603,000, or 85% of the total increase), with such increase related to increased compensation costs and other G&A expenses, offset by declines in professional fees, insurance costs and maintenance costs associated with the Company's web sites, all required to support the 26% increase in revenues generated by such segment during the three months ended August 31, 2002; and by (b) increases attributable to the Company's Off-line Marketing Services Segment (approximately $434,000, or 61% of total increase), with such increase related to G&A necessary to support the segment's growth in revenues from $ -0- in fiscal 2001's third quarter to approximately $1.6 million during the three months ended August 31, 2002; with all the above increases being offset by a decrease in other corporate overhead of approximately $269,000 in expense items not specifically identifiable to the Company's operating segments, with such cost increase including (i) directors and officers liability insurance, (ii) professional fees incurred in the defense of actions arising from legacy operations, and (iii) other non-allocable G&A expenses. An additional offset to the net G&A overhead increase was an approximate $57,000 decrease in G&A overhead attributable to the Company's currently inactive LEC Billed Product and Services segment.

OTHER INCOME (EXPENSE)

     The Company's components of "Other income (expense)" for the three months ended August 31, 2002 and 2001 are set forth below:

                                                        FOR THE PERIODS:
                                                       THREE MONTHS ENDED
                                                    -------------------------       CHANGE        CHANGE
                                                     AUGUST 31,     AUGUST 31,     INC (DEC)     INC (DEC)
                                                       2002           2001            $$$           %%%
                                                    -----------    ----------     ----------     --------
Other income (expense):
Interest expense ..................................   $  (7,865)     $      --   $   (7,865)        100%
Interest income and dividends .....................     190,805        353,645      (162,840)       -46%
Realized gains (losses) on sale of
   marketable securities ..........................       2,664        405,837      (403,173)       -99%
Other non-operating income:
   P.M.Thomas Arbitration Settlement ..............    (434,418)                    (434,418)       100%
   Residual revenues from terminated
     Programs .....................................          --         (4,060)        4,060       -100%
   Other miscellaneous income (expense) ...........     (22,571)            --       (22,571)       100%
Minority interest (income) loss ...................    (148,782)            --      (148,782)       100%
                                                      ---------      ---------   -----------      -----
TOTAL CONSOLIDATED OTHER INCOME (EXPENSE) .........   $(420,167)     $ 755,422   $(1,175,589)      -156%
                                                      =========      =========   ===========      =====

     Consolidated Other Income (Expense) decreased approximately $1.2 million, from income of approximately $755,000 for the three months ended August 31, 2001 to (expense) of approximately ($420,000) for the three months ended August 31, 2002.

     The primary factors contributing to the net decrease, in the order of the table set forth above, are as follows:

     (a) a decrease in interest and dividend income of approximately $163,000 resulting from significant decreases in the interest rates available on short-term commercial paper during the three months ended August 31, 2002 when compared with interest rates available for short-term investment during the three months ended August 31, 2001; and

     (b) a decrease in gains realized through sales of marketable securities approximating $403,000 in the quarter ended August 31, 2002, when compared to the quarter ended August 31, 2001, which included gains of approximately $406,000.

     Additionally, the three months ended August 31, 2002, included the final settlement liability of approximately $434,000 related to the Phillip Michael Thomas arbitration.

PROVISION FOR INCOME TAXES

     The Company's effective income tax rate is a result of the combination of federal income taxes at statutory rates, and state taxes, subject to the effects of valuation allowances taken against the "realizability" of deferred tax assets. The Company recorded income tax expense of $69,235 for the three months ended August 31, 2002 on pre-tax income of $177,615. This equates to an effective tax rate of approximately 38.9%. This effective tax rate is less than the Company's historically recognized tax rate due to the partial realization in the three months ended August 31, 2002 of previously devalued deferred tax assets related to capital losses, coupled with the effect of interim period tax allocation. In the prior comparable period, the Company had recorded income tax expense of $797,312 on a pre-tax profit of approximately $2,260,304. This represented an effective tax rate of 35.3%.

     Such  prior  quarter  also  benefited  from  the  partial   realization  of
previously devalued deferred tax assets related to capital losses.

NINE MONTHS ENDED AUGUST 31, 2002 AND AUGUST 31, 2001

     The Company's net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the nine month periods ended August 31, 2002 and August 31, 2001, are detailed in the following tables:

   SEGMENT DATA -- NET REVENUES, BY SEGMENT COMPONENT

                                                        NINE MONTHS ENDED
                                                    -------------------------       CHANGE        CHANGE
                                                     AUGUST 31,     AUGUST 31,     INC (DEC)     INC (DEC)
                                                       2002           2001            $$$           %%%
                                                    -----------    ----------     ----------     --------
E-COMMERCE COMPONENTS
GroupLotto and other web sites ..................   $ 7,614,885    $ 4,941,285   $ 2,673,600         54%
Net branch commission fees ......................       613,620             --       613,620        100%
Email marketing programs ........................    17,988,261      9,892,382     8,095,879         82%
Data sales and rentals ..........................     2,549,172      2,000,457       548,715         27%
Sales of jewelry and gifts ......................     1,172,427             --     1,172,427        100%
Internet game development and other .............       315,590             --       315,590        100%
                                                    -----------    -----------   -----------      -----
TOTAL E-COMMERCE ................................    30,253,955     16,834,124    13,419,831         80%
                                                    -----------    -----------   -----------      -----
OFF-LINE MARKETING SERVICE COMPONENTS
Net branch commission fees ......................     3,516,787             --     3,516,787        100%
Other off-line marketing ........................        68,939             --        68,939        100%
                                                    -----------    -----------   -----------      -----
TOTAL OFF-LINE MARKETING SERVICE ................     3,585,726             --     3,585,726        100%
                                                    -----------    -----------   -----------      -----
LEC BILLED PRODUCTS AND SERVICES COMPONENTS
"900" Entertainment Service royalties ...........                      486,406      (486,406)      -100%
Enhanced Services, principally voice mail .......            --        838,387      (838,387)      -100%
                                                    -----------    -----------   -----------      -----
TOTAL LEC BILLED PRODUCTS AND SERVICES ..........            --      1,324,793    (1,324,793)      -100%
                                                    -----------    -----------   -----------      -----
CORPORATE AND OTHER COMPONENTS
Miscellaneous products, list revenue and other ..                           --            --          0%
                                                    -----------    -----------   -----------      -----
TOTAL CONSOLIDATED NET REVENUE ..................   $33,839,681    $18,158,917   $15,680,764         86%
                                                    ===========    ===========   ===========      =====

     Net Revenue increased $15,680,764, or 86%, to $33,839,681 for the nine months ended August 31, 2002 from $18,158,917 in the comparable prior year period. The primary component of the increase was attributable to an approximate $13.4 million increase in the Company's E-commerce segment net revenues, combined with an increase of approximately $3.6 million in net revenue from the Company's Off-line Marketing services segment. Such increases were partially offset by a decrease of $1.3 million in the Company's LEC Billed Product and Services legacy segment. The E-commerce segment revenue increase resulted from the Company's increasing focus on generating revenue from its current core business, on-line direct marketing. The Company expects this segment to continue to represent the substantial part of the Company's revenue in future fiscal periods. Nevertheless, the Company continues to assess the potential of an increased emphasis on revenue generation from off-line, conventional direct marketing activities and will implement the strategy if deemed beneficial for the Company. Currently, the Company is using its on-line databases to enhance third party off-line databases through the application of overlay technology, whereby databases are appended to one another, effectively increasing the depth of consumer related information within the appended database.

     The growth in the Company's E-commerce segment was primarily attributable to approximately $18 million in revenue generated from the segment's E-mail marketing program sub-set. This represented an $8.1 million increase over the prior year's $9.9 million in revenue generated from such segment's sub-set. This substantial increase of approximately 82% over the prior year's comparable period was primarily the result of the Company's acquisition of significant volumes of permission-based email records, extension of the quantity and quality of third party (client) offers being emailed to the databases and greater efficiencies in the Company's email delivery programs. In the prior year's comparable period, specifically the first three months of the fiscal year ended November

30, 2001, the Company had been in the early stages of developing and carrying out its online strategy. The sub-set of E-mail marketing program revenue represented approximately 53% of the Company's consolidated net revenue for the nine months ended August 31, 2002.

     During the nine months ended August 31, 2002, specifically within the period March 1, 2002 to August 31, 2002, the Company experienced problems with the delivery of its email promotional offers. Such problems reduced revenue and income from the E-Commerce sub-segment. The Company continues to believe that the significant component of the email delivery problem is attributable to Internet Service Providers that unilaterally block commercial emails from reaching their consumer subscribers. The Company has addressed the issue by deploying new reinforced delivery platforms with increased redundancy and expanded diversification using both internal and external emailing resources. The Company has also increased the quality of data it is acquiring (at an increased cost) and is simultaneously striving to eliminate poorly responding data from its databases. The Company believes that over the long term, this improvement in data quality, while more expensive, will yield greater stability and revenue results and facilitate improved E-mail delivery results. Although the Company has conceived of a number of programs to address this specific problem, there can be no assurance that any of these programs will work effectively, or can be timely implemented, and all such program implementations have had an immaterial impact on improving the delivery rate of email during the three months ended August 31, 2002.

     Any further changes in the Internet operating landscape that materially hinders the Company's current ability and/or cost to deliver commercial email messages to the consumer records in its databases, and the consumer records in the databases of its affiliates, could potentially cause a material impact on net revenue and gross margin and, therefore, its profitability and cash flows could be adversely affected. Various state laws exist, and federal legislation is currently pending, that limit the Company's ability to deliver commercial e-mail messages to consumers. There are presently no federal laws that regulate sending unsolicited email. The pending federal bills and existing state laws require that certain "opt-out" procedures be included in emails and prohibit "false routing" or "fictitious address" information. Existing state, and pending federal, laws require functioning return e-mail addresses and that valid postal addresses be included by the senders of commercial email messages. Some states require an "ADV" label in the subject line, and proscribe false header or misleading subject lines. Attorneys General and/or consumers are given authority to enforce the state laws. States with legislation affecting the sending of unsolicited commercial email include: Arkansas, California, Colorado,
Connecticut, Delaware, Idaho, Illinois, Iowa, Louisiana, Maryland, Missouri, Nevada, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Dakota, Tennessee, Utah, Virginia, Washington, West Virginia and Wisconsin. If strict federal legislation is subsequently written into law, with its terms specifically limiting the Company's ability to market its offers, the Company could potentially realize a material adverse impact in future fiscal period net revenue growth, and therefore, profitability and cash flows could be adversely affected.

     The Company's E-commerce segment's "GroupLotto and other web sites" sub-set realized an increase in revenues of $2.7 million, or 54%, when comparing the current nine months ended August 31, 2002 ($7.6 million in revenue) with the nine months ended August 31, 2001 ($4.9 million in revenue). This increase is the result of the Company's shift from low priced "click through" revenue to higher revenue generating registration, lead generation and on-line customer acquisition based revenue. The Company generates a significant portion of its site traffic from email marketing. SEE THE PRECEDING PARAGRAPH FOR A FURTHER DISCUSSION OF RECENT BUSINESS AND LEGAL DEVELOPMENTS EFFECTING EMAIL MARKETING.

     Additional increases in the Company's consolidated revenues were attributable to new sub-sets added to the E-commerce segment during the nine months ended August 31, 2002 when compared to the nine months ended August 31, 2001. The combined revenue resulting from the new sub-sets amounted to approximately $2.1 million and is detailed as follows; (a) $613,620 of such increase relates to the Company's majority-owned subsidiary (Montvale Management
LLC) that provides services under a net branch agreement with licensed mortgage banking and brokerage companies in the acquisition of candidates for new mortgages and the refinancing of existing debt, which subsidiary also conducts the same services off-line and recorded approximately $3.5 million within its Off-line Marketing Services segment; (b) $1.2 million of such increase relates to the on-line sales of jewelry and gifts by the Company's new subsidiary, ThanksMuch, Inc., which was formed with the assets acquired from a closely held private company on December 14, 2001, all as more fully described in Note 8 to the financial statements;

(c) $215,590 of such increase relates to the Internet game development revenues generated by the Company's new subsidiary, InfiKnowledge ULC, which was formed with the assets acquired from a closely held private Canadian company on December 6, 2001, all as more fully described in Note 8 to the financial statements; and (d) the balance of such increase, or $100,000, was attributable to a web marketing, design and development contract executed and completed by the Company during the three months ended February 28, 2002.

     The increases in revenues from the Company's E-commerce segment and Off-line Marketing Services segment were partially offset by a decrease of $1,324,793 in revenues from the Company's LEC Billed Products and Services segment. A portion of the decrease, or $486,406, resulted from the expiration in the prior year's three months ended February 28, 2001, of certain agreements pursuant to which the Company had been paid a royalty fee (with virtually no corresponding costs) to refrain from conducting, marketing, advertising or promoting certain LEC Billed Products and Services. The nine months ended August 31, 2002, did not include any revenue related to these services and the Company does not anticipate re-entering that market. The balance of the decrease in LEC Billed Product and Service segment revenue, or $838,387, resulted from the Company's elimination of billing voice mail services under its contract with the service bureau Federal Transtel, Inc. ("FTT") in October 2001. FTT has since filed for protection under the United States Bankruptcy Code.

     See "Transactions with Major Customers" and the Securities and Exchange Commission's ("SEC") mandated FR-60 disclosures following the "Liquidity and Capital Resources" section for a further discussion of the significant customer concentrations, loss of significant customer, critical accounting policies and estimates, and other factors that could affect future results.

     The Company's cost of revenues during the nine months ended August 31, 2002 and August 31, 2001 are comprised of (1) direct and indirect marketing costs associated with the (a) contact and identification strategies, (b) procurement and (c) retention of consumers for its databases, including direct response email marketing costs, data purchases, promotional costs and premium fulfillment costs, and (2) the related contingent-based prize indemnification expense, and LEC segment related billing and collection fees, and customer service costs.

     The Company's cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the nine month periods ended August 31, 2002 and August 31, 2001 are set forth below:

   CONSOLIDATED COST OF SALES, BY SEGMENT, BY COMPONENT

                                                    FOR THE NINE MONTHS ENDED
                                                    -------------------------       CHANGE        CHANGE
                                                     AUGUST 31,     AUGUST 31,     INC (DEC)     INC (DEC)
                                                       2002           2001            $$$           %%%
                                                    -----------    ----------     ----------     --------
E-COMMERCE
ADVERTISING, PROMOTION AND FULFILLMENT COSTS
Email marketing and related delivery costs ......    $3,751,632     $2,269,214    $1,482,418         65%
Data purchases and premium costs ................     5,429,576      2,067,665     3,361,911        163%
Promotional, creative and other costs ...........       134,872         89,508        45,364         51%
                                                     ----------     ----------    ----------      -----
TOTAL E-COMMERCE ADVERTISING ....................    $9,316,080     $4,426,387    $4,889,693        110%
                                                     ----------     ----------    ----------      -----
SERVICE BUREAU FEES
Contingent based prize indemnification costs ....    $  276,519     $  296,154    $  (19,635)        -7%
                                                     ----------     ----------    ----------      -----
TOTAL E-COMMERCE COST OF SALES ..................    $9,592,599     $4,722,541    $4,870,058        103%
                                                     ----------     ----------    ----------      -----
OFF-LINE MARKETING SERVICES
ADVERTISING, PROMOTION AND FULFILLMENT COSTS
Telemarketing, direct mail and related costs ....    $  387,376     $   21,698    $  365,678        100%
Premium fulfillment costs .......................            --          7,564        (7,564)      -100%
                                                     ----------     ----------    ----------      -----
TOTAL OFF-LINE MARKETING COST OF SALES ..........    $  387,376     $   29,262    $  358,114       1224%
                                                     ----------     ----------    ----------      -----
                                                                                    (CONTINUED ON NEXT PAGE)

(CONTINUED FROM PREVIOUS PAGE)


LEC BILLED PRODUCTS AND SERVICES
SERVICE BUREAU FEES
Billing and collection fees ......................   $       --     $  155,514    $ (155,514)      -100%
                                                     ----------     ----------    ----------      -----
TOTAL LEC BILLED COST OF SALES ...................   $       --     $  155,514    $ (155,514)      -100%
                                                     ----------     ----------    ----------      -----
TOTAL COST OF SALES ..............................   $9,979,975     $4,907,317    $5,072,658        103%
                                                     ==========     ==========    ==========      =====

     Cost of sales on a consolidated basis increased $5,072,658, or 103%, to $9,979,975 for the nine months ended August 31, 2002 from $4,907,317 in the comparable prior year period.

     On a segmental level, the Company's E-commerce segment cost of sales increased, on a net basis, approximately $4.9 million, or 110%, to $9.3 million during the nine months ended August 31, 2002, when compared to $4.4 million incurred in the prior year's comparable period. The Company's continuing strategy of generating revenues primarily from direct marketing campaigns delivered on-line was the significant factor contributing to this increase. The Company realized marketing costs for email delivery of approximately $3.7 million in the nine months ended August 31, 2002, representing an increase of $1.5 million, or 65%, when compared to approximately $2.3 million in email delivery costs incurred in the prior year's comparable period. In December 2001, the Company acquired the assets of a Canadian-based technology company (InfiKnowledge). The Company continues to believe and expect that the integration of the acquired assets, technology and human resources into its operations and email delivery platform will continue to reduce the unitary costs of its email promotions and serve to preserve and/or improve operating margins. SEE THE PRECEDING "NET REVENUE" SECTION FOR A FURTHER DISCUSSION OF RECENT BUSINESS AND LEGAL DEVELOPMENTS ATTRIBUTABLE TO EMAIL MARKETING.

     The Company realized costs of approximately $3.6 million for data purchases necessary to build and maintain its marketing databases and approximately $1.8 million for premium costs related to premium redemption obligations for certain of its marketing program offers. These costs represent an increase of approximately $3.4 million, or 163%, over data purchase costs of $2.1 million during the nine months ended August 31, 2001. In the prior fiscal year's comparable period, the Company had immaterial costs relative to redemption obligations.

     The Company uses the services of an agency for the provision of indemnification coverage in the event the GroupLotto site produces a winner in one of its free on-line lottery games. The costs attributable to the provision of such indemnification coverage decreased approximately $20,000, or 7%, when compared with the prior fiscal period ended August 31, 2001. The reason for this decrease was due to a slight decrease in the games played at the Company's GroupLotto.com website during the nine months ended August 31, 2002 when compared to the prior year's comparable period.

     The Company's Off-line Marketing Services segment's cost of sales increased $358,114, or 1224%, to $387,376, when compared to $29,262 during the nine months ended August 31, 2001. The increase was attributable to the Company's majority-owned-subsidiary (Montvale Management LLC), which was inactive during the nine months ended August 31, 2001.

     The balance of the decrease in cost of goods sold relates to the LEC Billed Product and Service segment and amounted to a reduction of $155,514. This reduction resulted from the Company's elimination of billing voice mail services under its contract with the service bureau Federal Transtel, Inc. ("FTT") in October 2001. FTT has since filed for protection under the United States Bankruptcy Code.

     The Company's gross profit in terms of dollars, on a segmental basis, and the Company's gross profit percentage, on a segmental basis, for each of the nine month periods ended August 31, 2002 and 2001 are set forth below:

   CONSOLIDATED GROSS PROFIT, BY SEGMENT

                                                        FOR THE PERIODS:
                                                        NINE MONTHS ENDED
                                                    -------------------------       CHANGE        CHANGE
                                                    AUGUST 31,     AUGUST 31,      INC (DEC)     INC (DEC)
                                                       2002           2001            $$$           %%%
                                                    -----------    ----------     ----------     --------
   E-commerce ...................................   $20,661,356    $12,111,583   $ 8,549,773         71%
   Off-line Marketing services ..................     3,198,350        (29,262)    3,227,612        100%
   LEC Billed products and services .............            --      1,169,279    (1,169,279)      -100%
                                                    -----------    -----------   -----------      -----
     CONSOLIDATED TOTALS ........................   $23,859,706    $13,251,600   $10,608,106         80%
                                                    ===========    ===========   ===========      =====

   CONSOLIDATED GROSS PROFIT PERCENTAGES, BY SEGMENT

                                                         FOR THE PERIODS:
                                                        NINE MONTHS ENDED          ABSOLUTE      RELATIVE
                                                    -------------------------     PERCENTAGE    PERCENTAGE
                                                     AUGUST 31,     AUGUST 31,      CHANGE        CHANGE
                                                       2002           2001         INC (DEC)     INC (DEC)
                                                    -----------    ----------     ----------    ----------
   E-commerce ...................................      68.3%         71.9%         -3.7%          -5.1%
   Customer Acquisition services ................      89.2%          0.0%         89.2%         100.0%
   LEC Billed products and services .............       0.0%         88.3%        -88.3%        -100.0%
                                                       ----          ----         -----         ------
     CONSOLIDATED GROSS PROFIT PERCENTAGE .......      70.5%         73.0%         -2.5%          -3.4%
                                                       ====          ====         =====         ======

     Consolidated Gross Profit Percentage ("Gross Margin") as a percentage of net revenue was 70.5% during the nine months ended August 31, 2002, compared to 73.0% in the prior year's comparable fiscal period, representing an absolute percentage point decrease of 2.5%, or a 3.4% decline on a relative basis. On a segmental basis, the Company's E-commerce segment accounted for the majority of the decrease in margin when compared to the comparable prior fiscal period. The 3.7% absolute percentage point decrease resulted from the Company's increased costs associated with data purchases, which are fully expensed at the time of receipt. The Company anticipates that this expensing policy could provide a margin improvement benefit in future fiscal periods through the continued marketing to such acquired data. An additional factor contributing to the slight decline in the gross margin percentage is attributable to the costs of fulfillment obligations related to the Company's marketing program offers conducted for a long distance service provider. Such costs approximated $1.8 million in the nine months ended August 31, 2002. During the prior year's comparable period, the Company did not have a marketing program that generated significant fulfillment costs. Changes in the gross margins generated from the Company's Off-line Marketing Services segment and LEC Product and Services segment primarily offset each other in terms of percentage changes. See the previous discussions of net revenues and cost of sales in the three and nine month sections for a more detailed discussion of such segments.

     The Company's Selling Expenses and General and Administrative Expenses for each of the nine months ended August 31, 2002 and August 31, 2001 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

                                                        FOR THE PERIODS:
                                                        NINE MONTHS ENDED
                                                    -------------------------       CHANGE        CHANGE
                                                    AUGUST 31,     AUGUST 31,      INC (DEC)     INC (DEC)
                                                       2002           2001            $$$           %%%
                                                    -----------    ----------     ----------     --------
E-COMMERCE
Fee share commissions ...........................    $4,221,275     $  703,244    $3,518,031        500%
Other commissions ...............................     1,407,222             --     1,407,222        100%
Selling salaries and related expenses ...........     1,246,089        745,692       500,397         67%
Occupancy and equipment costs ...................        22,715         18,797         3,918         21%
Travel and entertainment ........................       208,643        185,902        22,741         12%
                                                     ----------     ----------    ----------       ----
TOTAL SELLING-- E-COMMERCE SEGMENT ..............    $7,105,944     $1,653,635    $5,452,309        330%
                                                     ----------     ----------    ----------       ----
                                                                                     (CONTINUED ON NEXT PAGE)

(CONTINUED FROM PREVIOUS PAGE)

OFF-LINE MARKETING SERVICES
Fee share commissions ............................   $       --     $       --            --          0%
Other commissions ................................           --             --            --          0%
Selling salaries and related expenses ............    1,422,871             --     1,422,871        100%
Occupancy and equipment costs ....................       97,524             --        97,524        100%
Travel and entertainment .........................       24,657                       24,657        100%
                                                     ----------     ----------    ----------       ----
TOTAL SELLING-- OFF-LINE SEGMENT .................   $1,545,052     $       --    $1,545,052        100%
                                                     ----------     ----------    ----------       ----
CONSOLIDATED TOTALS ..............................   $8,650,996     $1,653,635    $6,997,361        423%
                                                     ==========     ==========    ==========       ====

     Selling expenses on a consolidated basis increased approximately $7 million, or 423%, from $1.7 million during the nine months ended August 31, 2001 to $8.6 million during the nine months ended August 31, 2002. The increase was primarily attributable to the Company's E-commerce segment, with an increase of approximately $5.5 million, and increases of approximately $1.5 million in selling expenses in the Company's Off-line Marketing Services segment.

     The significant factors contributing to the increase in selling expenses were (a) increased fee share commissions incurred in the Company's E-commerce segment of approximately $3.5 million; and (b) increased selling-based commissions, compensation and other related selling costs combined ($1.4 million, $500,397 and $22,741, respectively) arising from the expansion of the E-commerce segment's sales force and selling activities.

     Regarding the increase in fee share commissions, during the fiscal year ended November 30, 2001, the Company significantly expanded the practice of marketing promotional offers on behalf of its marketing clients ("Clients") to third party databases on a fee share commission basis. The fee share commission relationship generally arises after the Company concludes a contractual arrangement with a Client pursuant to which the Company modifies or develops the:(i) copy, (ii) offer form and (iii) promotional materials for the Client's product or service. The Company then tests the promotion, and agrees to deliver a minimum level of new customers, and/or targeted leads to the Client. Simultaneously with the execution of these contractual arrangements, the Company often obtains the rights from the Client to market its promotions to a list of third parties with whom the Company has marketing relationships (the "Third Parties"). The Company enters into contracts with each Third Party with whom it intends to market Client promotions. The terms of these agreements generally provide that the Third Party has the right to (i) approve the creative materials for each promotion, (ii) approve the timing of each promotion's mailing, (iii) terminate the contract on short notice, and (iv) reject any promotion for any reason. Each agreement also restricts the Third Party from doing business with the Client other than through the Company for the period of time covered by the agreement, and sets forth the terms of the Third Party's compensation. Payments are performance-based only and are either fixed fees paid for each customer or lead, generated for the Client, or a revenue share that is a percentage of the revenue generated (after deduction for certain direct costs) by the Company for marketing that offer to the Third Party database. The Company utilizes unique Universal Resource Locater identifier links ("URLs") when promotions are mailed to the Third Party database. It is the unique URL's that form the tracking mechanism by which the Client reports results to the Company, and the Company is able to account for revenue generated under the fee share arrangement with Third Parties.

     Selling expenses within the Company's Off-line Marketing Services segment increased approximately $1.5 million, or 100%, when compared to the prior year's comparable period. The Company expects that in the remaining quarter of the fiscal year ending November 30, 2002, it will realize an increase in this segment's selling expenses based on the anticipated expansion of the operations of its majority owned subsidiary, Montvale Management LLC, which conducts business off-line, as well as on-line, as a net branch for licensed mortgage banking and brokerage companies.

   CONSOLIDATED GENERAL AND ADMINISTRATIVE EXPENSES, BY SEGMENT, BY COMPONENT

                                                        FOR THE PERIODS:
                                                        NINE MONTHS ENDED
                                                    -------------------------       CHANGE        CHANGE
                                                    AUGUST 31,     AUGUST 31,      INC (DEC)     INC (DEC)
                                                       2002           2001            $$$           %%%
                                                    -----------    ----------     ----------     --------
E-COMMERCE
Compensation costs and related expenses .........   $ 3,396,693     $1,708,412    $1,688,281         99%
Professional fees ...............................     1,127,033        629,003       498,030         79%
Insurance costs .................................       345,445        345,496           (51)         0%
Occupancy and equipment costs ...................       238,252        172,105        66,147         38%
Site development, maintenance and
   modifications ................................       706,927      1,340,148      (633,221)       -47%
All other G&A expenses ..........................     1,118,968        442,300       676,668        153%
                                                    -----------     ----------    ----------      -----
TOTAL G&A-- E-COMMERCE SEGMENT ..................   $ 6,933,318     $4,637,464    $2,295,854         50%
                                                    -----------     ----------    ----------      -----
OFF-LINE MARKETING SERVICES
Compensation costs and related expenses .........   $        --     $  125,929    $ (125,929)      -100%
Professional fees ...............................        25,614             --        25,614        100%
Insurance costs .................................         2,355         74,035       (71,680)       -97%
Occupancy and equipment costs ...................            --         21,513       (21,513)      -100%
All other G&A expenses ..........................     1,086,940         49,422     1,037,518       2099%
                                                    -----------     ----------    ----------      -----
TOTAL G&A-- OFF-LINE SEGMENT ....................   $ 1,114,909     $  270,899    $  844,010        312%
                                                    -----------     ----------    ----------      -----
LEC BILLED PRODUCTS AND SERVICES
Compensation costs and related expenses .........   $        --     $  125,498    $ (125,498)      -100%
Insurance costs .................................            --         74,035       (74,035)      -100%
Occupancy and equipment costs ...................            --         21,513       (21,513)      -100%
All other G&A expenses ..........................            --         13,973       (13,973)      -100%
                                                    -----------     ----------    ----------      -----
TOTAL G&A-- LEC SEGMENT .........................   $        --     $  235,019    $ (235,019)      -100%
                                                    -----------     ----------    ----------      -----
CORPORATE AND OTHER
Compensation costs and related expenses .........   $ 1,618,517     $1,600,292    $   18,225          1%
Professional fees ...............................       704,094        943,251      (239,157)       -25%
Insurance costs .................................       345,792          2,214       343,578        100%
All other G&A expenses ..........................       499,522        388,097       111,425         29%
                                                    -----------     ----------    ----------      -----
TOTAL G&A-- CORPORATE AND OTHER .................   $ 3,167,925     $2,933,854    $  234,071          8%
                                                    -----------     ----------    ----------      -----
CONSOLIDATED TOTALS .............................   $11,216,152     $8,077,236    $3,138,916         39%
                                                    ===========     ==========    ==========      =====

     General and Administrative expenses ("G&A") on a consolidated basis increased approximately $3.1 million, or 39%, when comparing G&A of $8.1 million from the nine months ended August 31, 2001 to G&A of $11.2 million incurred during the nine months ended August 31, 2002. The net increase was attributable to (a) the Company's E-commerce segment (approximately $2.3 million, or 73% of total increase), with such increase related to increased compensation costs, professional fees and other G&A, offset by a decline in maintenance costs associated with the Company's web sites, all required to support the 80%
increase in revenues generated by such segment during the nine months ended August 31, 2002, (b) the Company's Off-line Marketing Services Segment (approximately $844,010, or 27% of total increase), with such increase related to G&A necessary to support the segments growth in revenues from $ -0- in fiscal 2001 to approximately $3.5 million during the nine months ended August 31, 2002, and by (c) other corporate overhead (approximately $234,071, or 7% of total increase) not specifically identifiable to the Company's operating segments,
with  such  cost  increase   including  (i)  directors  and  officers  liability
insurance, (ii) professional fees incurred in the defense of actions arising from legacy operations, and (iii) other non-allocable G&A. These overhead increases were partially offset by an approximate $235,019 decrease in overhead attributable to the Company's currently inactive LEC Billed Product and Services segment.

BAD DEBT EXPENSE

     The Company's bad debt expense for the nine months ended August 31, 2002 was $487,447. The Company did not incur bad debt expense during the nine months ended August 31, 2001. During the quarter ended November 30, 2001, the credit profiles of the Company's customer base changed due to the significant downturn in the Internet advertising and marketing arena, and the inability of the customers within that arena to procure equity and debt financing to fund deficit operations. Pursuant to such change in the credit profile of the Company's customer base, as well as the bankruptcy filing of the Company's significant service bureau/billing and collection agent, the Company began recording bad debt expense, and reserving for bad debt exposure at November 30, 2001, and, accordingly, began to reflect bad debt expense as a separate line item within the Company's consolidated statement of income during the quarter ended November 30, 2001.

OTHER INCOME (EXPENSE)

     The Company's components of "Other income (expense)" for the nine months ended August 31, 2002 and 2001 are set forth below:

                                                        FOR THE PERIODS:
                                                        NINE MONTHS ENDED
                                                    -------------------------       CHANGE        CHANGE
                                                     AUGUST 31,     AUGUST 31,     INC (DEC)     INC (DEC)
                                                       2002           2001            $$$           %%%
                                                    -----------    ----------     ----------     --------
OTHER INCOME (EXPENSE):
Interest expense .................................  $   (27,633)   $        --   $   (27,633)       100%
Interest income and dividends ....................      584,404      1,497,906      (913,502)       -61%
Realized gains (losses) on sale of marketable
   securities ....................................       85,821        404,061      (318,240)       100%
Permanent impairment charges .....................           --     (4,690,258)    4,690,258       -100%
Other non-operating income:
   Talk.com Arbitration Settlement ...............    2,314,121             --     2,314,121        100%
   P.M.Thomas Arbitration Settlement .............   (2,710,000)            --    (2,710,000)       100%
   Residual revenues from terminated
     Programs ....................................           --         84,290       (84,290)      -100%
   Other miscellaneous income (expense) ..........       48,992             --        48,992        100%
   Liquidation proceeds on prior year
     impairment loss .............................      125,000             --       125,000        100%
Minority interest (income) loss ..................     (279,731)            --      (279,731)      -100%
                                                    -----------    -----------   -----------      -----
TOTAL CONSOLIDATED OTHER INCOME (EXPENSE) ........  $   140,974    $(2,704,001)  $ 2,844,975       -105%
                                                    ===========    ===========   ===========      =====

     Consolidated Other Income(Expense) increased approximately $2.8 million, from approximately $2.7 million in expense for the nine months ended August 31, 2001 to $140,974 of income for the nine months ended August 31, 2002.

     The primary factors contributing to the net increase, in the order of the table set forth above, are as follows:

     (a) a decrease in interest and dividend income of approximately $914,000 resulting from significant decreases in the interest rates available on short-term commercial paper during the nine months ended May 31, 2002 when compared with interest rates available for short-term investment during the nine months ended August 31, 2001;

     (b) a decrease in gains realized through sales of marketable securities approximating $318,000 in the nine months ended August 31, 2002;

     (c) during the nine months ended August 31, 2002 the Company did not incur losses from asset impairments. During the nine months ended August 31, 2001 the Company realized losses, through a permanent impairment, of approximately $4.1 million on marketable securities resulting from significant declines in the values of such marketable equity securities held in the Company's investment portfolio, these losses were deemed to be other than temporary. Additionally, during the nine months ended August 31, 2001, the Company realized a permanent impairment of $500,051 on a long-term investment that subsequently discontinued its operations in the third quarter of fiscal 2001. As of the August 31, 2002 balance sheet date, the Company has significantly reduced its exposure to market fluctuations in its investment portfolio by limiting the contents of such portfolio to approximately $18.3 million in high grade, short term, commercial paper and auction rate securities (with yields ranging from 1.80% to 2.56%, with maturities of 30 to 365 days), and approximately $1.1 million in high risk investments, consisting of common stock equities and real estate investment trust equities; and

     (d) an increase of $125,000 attributable to liquidation proceeds received from a prior year long-term investment that was entirely written off through an impairment charge in the fiscal year ended November 30, 2000.

     Additionally, the nine months ended August 31, 2002, included the final installment related to the Talk.com arbitration victory ($2.3 million) awarded to the Company in November 2001. Offsetting the Talk.com award was a $2.3 million award granted to the claimants in the Phillip Michael Thomas arbitration, with an additional payment of $434,418 subsequently negotiated relating to the award's final release and the discontinuance for the potential of further civil proceedings.

PROVISION FOR INCOME TAXES

     The Company's effective income tax rate is a result of the combination of federal income taxes at statutory rates, and state taxes, subject to the effects of valuation allowances taken against the "realizability" of deferred tax assets. The Company recorded income tax expense of $1,421,245 for the nine months ended August 31, 2002 on pre-tax income of $3,646,085. This equates to an effective tax rate of approximately 39%. This effective tax rate is less than the Company's historically recognized tax rate due to the realization in the nine months ended August 31, 2002, of previously devalued deferred tax assets related to capital losses, coupled with the effect of interim period tax allocation. In the prior comparable period the Company had recorded income tax expense of $2,109,111 for the nine months ended August 31, 2001 on a pre-tax profit of approximately $816,728. This effective tax rate relationship is the result of the Company taking a full valuation allowance during the nine months ended August 31, 2001, against the future tax benefits attributable to the loss carryovers arising from permanent impairment charges of $4,690,258 incurred during such period. This deferred tax asset valuation allowance has been recorded during the nine months of the fiscal year ended November 30, 2001, due to the absence of appreciated capital gain property (available for the potential generation of capital gain income) to offset the net capital losses generated by the impairment charges.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial and liquidity position remained strong as exhibited by the Company's cash, cash equivalents, short-term marketable securities and marketable equity securities of approximately $39.6 million at August 31, 2002. Cash, cash equivalents, short-term marketable securities and equity securities were approximately $38.1 million at November 30, 2001. This increase of approximately $1.5 million was the result of the Company's collection of approximately $2.5 million from the final installment on the Talk.com arbitration award coupled with other cash flows generated from the Company's operating activities in the approximate aggregate total of $4.9 million, offset by (1) approximately $2.2 million used in investing activities (comprised of capital expenditures of $1,618,362 and payments for asset acquisitions, net of cash received of $548,482); and (2) approximately $1.3 million used in financing activities (comprised of treasury stock purchases of $2,014,661, net of cash collected on (a) option exercises of $584,567 and (b) a non-management Section 16-b settlement of $114,403 net of direct costs and after related taxes).

     Trade accounts receivable at August 31, 2002, as a percentage of net revenues earned during the three months ended August 31, 2002, was 64%, as compared to 69%, 77%, and 52% at the end of the comparable three month periods ended May 31, 2002, February 28, 2002 and November 30, 2001, respectively. The Company's days-sales-outstanding ("DSO") in accounts receivable at August 31, 2002 were 59 and 56 days for the three and nine month periods ended August 31, 2002, respectively, compared to 91 and 110 days during the prior year's comparable periods, respectively. The decrease in the current three-month periods DSO compared to the prior year's comparable periods relates to shortened collection periods on the outstanding accounts receivables from the Company's significant customers, as well as the balance of its customer base pursuant to the Company's continued emphasis on receivables analysis and expedited collections efforts.

     The majority of the Company's customers are extended 30-day credit terms. The Company continually monitors customer adherence to such terms and constantly strives to improve the effectiveness of its collection efforts with the goal of achieving a DSO in the 40-day range. Future fiscal periods might not reflect this goal of a 40-day DSO, and might exceed the 59 and 56-day DSO's recognized during the three and nine-month operating periods ended August 31, 2002.

     Cash used in financing activities during the nine months ended August 31, 2002 amounted to $1,315,691, and included cash outflows of $2,014,661 for purchases of the Company's common stock, primarily in open market transactions and currently held in treasury. It is the Company's intention to retire all treasury shares in the quarter ending November 30, 2002. Such repurchases were made in accordance with the Company's stock repurchase plan, pursuant to which the Board, on June 19, 2002, authorized the Company to repurchase up to two million shares of its outstanding common stock. Under such plan, the Company acquired 474,200 shares for $1,857,965, at an average price of $3.92 per share in open market transactions. Subsequent to the August 31, 2002 balance sheet date, the Company acquired an additional 83,050 shares at an average price of approximately $3.48 per share, for a total outlay of $289,366. An additional 39,174 shares were purchased for $156,696, or $4 per share, from the former owners of Infiknowledge, acquired by the Company in December 2001. The above referenced financing cash outflows were partially offset by cash proceeds generated by the exercise of the Company's stock options, which amounted to approximately $585,000, and approximately $114,000 in proceeds (net of related costs and income taxes) related to an insider trading action brought against a former non-management insider, pursuant to which such insider was required to return his deemed insider trading gains to the Company.

     Historically, the Company's primary cash requirements have been used to fund the cost of advertising and promotion, with additional funds having been used in the purchasing of equipment and services in connection with the commencement of new business lines, further development of businesses being test marketed and for the development of the equipment infrastructure of newly formed subsidiaries resulting from asset purchases.

     During the fiscal year ended November 30, 2000, the Company executed its on-line direct marketing strategy. The Company's future plans and business strategy continue to call for its Internet based E-commerce segment to be its primary operating focus, with such segment generating a material portion of future revenues. If the Company's on-line activities fail to generate sufficient revenue, then the continuation of the Company's year over year on-line growth could have a material adverse impact on the Company's capital and liquidity resources relating to possible expenditures for (a) marketing campaigns, (b) product development costs, (c) site development and maintenance and related technology based costs, (d) potential on-line, and/or off-line, business acquisitions, (e) costs associated with developing alternative means of email promotion delivery, or (f) other unexpected and/or currently unidentifiable costs. During the nine months ended August 31, 2002, the Company expended approximately $1.6 million in capital expenditures to support its E-commerce activities. Obsolescence, changes in the Internet operating landscape, government regulation and/or other unexpected events impacting Internet direct marketing, or the economy in general, could individually, or in combination have an adverse effect on the carrying value of the capital expenditures procured in fiscal 2002, as well as the carrying value of other asset acquisitions made in fiscal 2002 and earlier that have not yet been fully depreciated or amortized.

     In December 2001, the Company acquired the assets of InfiKnowledge, a closely held private Canadian based Internet technology company. The Company continues to believe that this acquisition will decrease certain costs relative to its reliance on third parties in the provision of emailing services and other Internet hosting services. The realization of those proposed cost savings require capital expenditures by the newly formed entity, with the funding of such expenditures being provided by the Company. To date such capital expenditures approximated $1.2 million.

     During the six-month period, March 1, 2002 to August 31, 2002, the Company experienced problems with the delivery of its email promotional offers. Such problems reduced revenue and income from the E-Commerce sub-segment. The Company has addressed the issue by deploying new reinforced delivery platforms with increased redundancy and expanded diversification using both internal and external emailing resources. The Company currently believes that the significant component of the email delivery problem is attributable to Internet Service Providers that unilaterally block commercial emails from reaching their consumer subscribers. Although the Company has conceived of a number of programs to address this specific problem, there can be no assurance that any of these programs will work effectively, or can be timely implemented.

     Any further changes in the Internet operating landscape that materially hinders the Company's current ability and/or cost to deliver commercial email messages to the consumer records in its databases, and the consumer records in the databases of its affiliates, could potentially cause a material impact on net revenue and gross margin and, therefore, its profitability and cash flows could be adversely affected. Various state laws exist, and federal legislation is currently pending, that limit the Company's ability to deliver commercial e-mail messages to consumers. There are presently no federal laws that regulate sending unsolicited email. The pending federal bills and existing state laws require that certain "opt-out" procedures be included in emails and prohibit "false routing" or "fictitious address" information. Existing state, and pending federal, laws require functioning return e-mail addresses and that valid postal addresses be included by the senders of commercial email messages. Some states require an "ADV" label in the subject line, and proscribe false header or misleading subject lines. Attorneys General and/or consumers are given authority to enforce the state laws. States with legislation affecting the sending of unsolicited commercial email include: Arkansas, California, Colorado,
Connecticut, Delaware, Idaho, Illinois, Iowa, Louisiana, Maryland, Missouri, Nevada, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Dakota, Tennessee, Utah, Virginia, Washington, West Virginia and Wisconsin. If strict federal legislation is subsequently written into law, with its terms specifically limiting the Company's ability to market its offers, the Company could potentially realize a material adverse impact in future fiscal period net revenue growth, and therefore, profitability and cash flows could be adversely affected.

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

     In December 2001, the Company also acquired the assets of ThanksMuch.com, a closely held private company for approximately $361,000 (net of cash received of approximately $74,000). The Company does not anticipate that this asset acquisition will require significant capital expenditures to maintain, or improve its operations.

     In September 2002, the Company disbursed $2,710,000 in final settlement of an arbitration award. The total payments made exceeded the award by approximately $435,000. The excess related to an additional settlement agreement that precludes the claimants from further proceeding with the action in civil court. The total disbursement of $2.7 million was accrued at August 31, 2002, and reflected on the income statement as a component of "Other non-operating income(expense)" for the nine months ended August 31, 2002. The civil action settlement portion was included as a component of "Other non-operating income (expense)" during the three months ended August 31, 2002. The arbitration award, including related interest expense, was included in the three and six-month periods ended May 31, 2002.

     The Company has received tentative notice regarding the final payment to the Internal Revenue Service for tax audits covering the years 1996 to 1998. The tentative notice of final settlement approximates $900,000, and includes unbilled interest expense on such tax audits. The Company had provided for the income statement impact of such outlay in a prior year and therefore does not expect the payment, which is planed to be made in the quarter ending November 30, 2002, to impact earnings.

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

TRANSACTIONS WITH MAJOR CUSTOMERS

     During the three and nine months ended August 31, 2002, the Company had five major customers in its E-commerce segment, which in combination accounted for approximately $5.2 million and $18 million of consolidated net revenue, respectively, or 49% and 53% of consolidated net revenues, respectively. Approximately $4.5 million, or 65% of consolidated net accounts receivable was attributable to such major customer group as of August 31, 2002. For the three and nine months ended August 31, 2002, one of the five customers referenced above had related net revenues that equaled or exceeded 10% of the Company's consolidated net revenue for such period. The five major customers referenced above accounted for 24%, 7%, 7%, 6% and 5% of consolidated net revenue, respectively, for the three months ended August 31, 2002, and 25%, 8%, 8%, 7% and 5% of consolidated net revenue, respectively, for the nine months ended August 31, 2002. Of the remaining approximate 100 active customers in the three and nine months ended August 31, 2002, no other single customer had net revenue that equaled or exceeded 2% of consolidated net revenue.

     The Company continued to conduct business with all such five major customers as of October 8, 2002. The customer which occupied 25% of the Company's net revenue for the nine months ended August 31, 2002 has notified the Company that it is exercising its right to terminate its agreement with the Company and, as such, will phase out its business with the Company over a ninety day period ending December 7, 2002. See "-- Three Months Ended August 31, 2002 and August 31, 2001 -- Net Revenues" for a more detailed discussion of the impact of such termination on the Company's operations and cash flows.

     During the three and nine months ended August 31, 2001, the Company had four customers in its E-commerce segment which, in combination, accounted for approximately 50.6% and 47.4% of consolidated net revenues, respectively, and approximately 30.8% of consolidated net accounts receivable as of August 31, 2001.

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

     Certain obligations are recorded at the time revenue is recognized. They include costs payable to other on-line, as well as off-line, advertisers for registered user acquisitions and consumer data, fee sharing costs under third party database use agreements, email message delivery costs, contingent based prize indemnification coverage (for potential free on-line lottery winners), premium fulfillment costs related to the respective promotion and all other variable costs directly associated with completing the Company's obligations relative to the revenue being recognized.

     Should the Internet operating landscape affecting the Company adversely change resulting in (a) higher costs of acquiring consumer data and registered users for the Company's websites; (b) higher costs of acquiring data for our marketing partners, compromising such marketing partners' ability to maintain adequate databases to allow for continued third party database use agreements;
(c) the Company's fiscal 2002 InfiKnowledge asset acquisition failing to reduce the cost of the Company's email delivery activities and other web hosting service costs, or the Company being required to depend on third party emailing service bureaus to provide an increased portion of its commercial email delivery at a cost in excess of anticipated internally generated costs, or other third party influence on the Company's ability to deliver email messages to the records in its databases, or the records in its marketing affiliates' databases;
(d) the Company's contingent based prize indemnification premiums for indemnification coverage increasing due to an increase in the number of prize winners at the site, as a result of the insurance industry in general, or other currently unknown factors; (e) the Company's accruals for fulfillment obligations arising out of its promotions proving to be less than the actual redemptions processed in subsequent fiscal periods; or (f) unpredictable technology changes or commercial technology applications; then, if any one, or a combination, of the above factors were to materialize in subsequent fiscal periods, the Company could suffer material deterioration in future fiscal period revenue growth and gross margins, and therefore, our profitability and cash flows could be materially adversely affected.

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

   CONTINUATION OF MAJOR CUSTOMERS, LOSS OF MAJOR CUSTOMER, AND PROSPECTS OF MAJORITY-OWNED SUBSIDIARY

     During the three and nine months ended August 31, 2002, the Company had five major customers in its E-commerce segment, which in combination accounted for approximately $5.2 million and $18 million of consolidated net revenue, respectively, or 49% and 53% of consolidated net revenues, respectively. Approximately $4.5 million, or 65% of consolidated net accounts receivable was attributable to such major customers as of August 31, 2002. For the three and nine months ended August 31, 2002, one of the five customers referenced above had related net revenues that equaled or exceeded 10% of the Company's consolidated net revenue for such period. The five major customers referenced above accounted for 24%, 7%, 7%, 6% and 5% of consolidated net revenue, respectively, for the three months ended August 31, 2002, and 25%, 8%, 8%, 7% and 5% of consolidated net revenue, respectively, for the nine months ended August 31, 2002. Of the remaining approximate 100 active customers in the three and nine months ended August 31, 2002, no other single customer had net revenue that equaled or exceeded 2% of consolidated net revenue.

     The  Company  continued  to  conduct  business  with  all such  five  major customers as of October 8, 2002. The customer which occupied 25% of the Company's net revenue for the nine months ended August 31, 2002 has notified the Company that it is exercising its right to terminate its agreement with the Company, and, as such, will phase out its business with the Company over a ninety day period ending December 7, 2002. This customer loss has been deemed immaterial at the Company's operations level due to the fact that the operating margin earned from such activity was less than that recognized from the Company's other marketing activities and the Company believes that it will be able to use its media channels, creative department and senior management's time, all of which, it believes, was disproportionately dedicated to this customer, more profitably by generating additional sales for other current customers with large demands, improving results of existing customer relationships and developing new relationships and proprietary products and services. The Company expects an immaterial decline in future fiscal period revenues related to such termination, and looks to realize improved margins at both the contribution and operating level. Additionally, the Company anticipates that it will recognize improved contribution and operating margins in future fiscal quarters due to the reduction in the Company's cost of sales that is expected to arise from the elimination of fulfillment costs as they relate to the termination of this contract. Pursuant to the terms of the Company's agreement with this terminating customer, during the 90-day phase out period, the customer is only required to accept certain levels of sales generated by the Company on its behalf, based on a percentage of sales recorded in the thirty day period prior to the delivery of the termination notice. Therefore, the Company will recognize revenue under this terminated agreement during the quarter ending November 30, 2002.

     Should the Company not be able to continue conducting business with the balance of its significant customers, or maintain said relationships with such companies on equivalent, or similarly favorable terms; or replace the loss of the significant income generated by the lost customer pursuant to the Company's above-discussed expectations; or replace any of the other significant customers with other third parties on similar revenue and gross margin generating terms, the Company could suffer material deterioration in future fiscal period revenue growth and gross margins and, therefore, our profitability and cash flows would be adversely affected. Our potential decreased profitability relative to such possible failure to continue current relationships, or our inability to replace them with new relationships, could be partially mitigated by the execution of reductions in our workforce and other downsizing cost reducing measures. It is not known how rapidly the Company could respond with such reductions, if at all.

     During the three and nine-month periods ended May 31, 2002, the Company's 51% majority-owned subsidiary, Montvale Management LLC, contributed approximately $1.4 and $2.2 million, or 17.6% and 12.2%, respectively, of consolidated net revenues. The subsidiary became active in Fiscal 2001 (in the
Company's fourth quarter). The subsidiary generates revenue by operating under net branch agreements, whereby it originates residential mortgages and refinancings for licensed mortgage banking and brokerage companies under such net branch agreement. The subsidiary business activity increased in Fiscal 2001 as a result of reduced mortgage and refinance loan interest rates, and increased government funds for low-income homebuyers. The Company's future business plans and operating assumptions anticipate that the subsidiary will contribute an increasing amount of revenue to the Company in terms of absolute dollars, and in terms of percentage of total revenues and operating income, during the final quarter of the fiscal year ending November 30, 2002. Such assumptions are subject to the continuation of the current interest rate market which favors refinancings, the continued acceptance by the general public of off-line and on-line marketing promotions for mortgage and mortgage related products, the continued ability of the independently operated majority-owned subsidiary to hire and maintain competent staff and management personnel, trained in the specific field of net branch operations, as well as other factors currently not identifiable. The Company can make no assurance that it will realize an increased contribution of revenue and related profits from the majority owned subsidiary in future fiscal periods.

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

   MARKET FLUCTUATION AND DEBT REPAYMENT RISK OF MARKETABLE SECURITIES INVESTMENT PORTFOLIO

     The Company maintains an investment portfolio that is managed by prominent financial institutions. The portfolio includes high-grade corporate commercial paper and auction rate securities, equity securities of real estate investment trusts ("REITs") and common stock equities, all of which are held for varying periods of time, pursuant to maturity dates, market conditions and other factors. The values of our investments in the common stock of publicly-traded companies, which as of August 31, 2002 amounted to approximately $1.1 million, and are subject to significant market price volatility, in addition to the potential for business failure at the company level.

     Moreover, due to the economic downturn and difficulties that may be faced by some of the companies in which we have investments, our investment portfolio could be further impaired by the failure of such companies in fulfilling their responsibility of adhering to the repayment of principal upon maturity.

     Additionally,  the  Company's  cash  flows  and  interest  income  could be
negatively   impacted  from  continued   Federal   Reserve  Bank  interest  rate
reductions.

   POTENTIAL OF FEDERAL, AND/OR STATE ENACTED LEGISLATION

     Any further changes in the Internet operating landscape that materially hinders the Company's current ability and/or cost to deliver commercial email messages to the consumer records in its databases, and the consumer records in the databases of its affiliates, could potentially cause a material impact on net revenue and gross margin and, therefore, its profitability and cash flows could be adversely affected. Various state laws exist, and federal legislation is currently pending, that limit the Company's ability to deliver commercial e-mail messages to consumers. There are presently no federal laws that regulate sending unsolicited email. The pending federal bills and existing state laws require that certain "opt-out" procedures be included in emails and prohibit "false routing" or "fictitious address" information. Existing state, and pending federal, laws require functioning return e-mail addresses and that valid postal addresses be included by the senders of commercial email messages. Some states require an "ADV" label in the subject line, and proscribe false header or misleading subject lines. Attorneys General and/or consumers are given authority to enforce the state laws. States with legislation affecting the sending of unsolicited commercial email include: Arkansas, California, Colorado,
Connecticut, Delaware, Idaho, Illinois, Iowa, Louisiana, Maryland, Missouri, Nevada, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Dakota, Tennessee, Utah, Virginia, Washington, West Virginia and Wisconsin. If strict federal legislation is subsequently written into law, with its terms specifically limiting the Company's ability to market its offers, the Company could potentially realize a material adverse impact in future fiscal period net revenue growth, and therefore, profitability and cash flows could be adversely affected.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

     The Company's chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

     (b) Changes in internal controls.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

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

     3. DANIEL RODGERS -- In March, 2002, Daniel Rodgers commenced an action against the Company in Supreme Court of the State of New York, Rockland County. The complaint alleges that the Company disseminated false and misleading advertisements through email advertisements and through the website of its subsidiary, GroupLotto.com. Mr. Rodgers purports to represent a class consisting of those who, during the period January 1, 2001 to March 5, 2002, provided their name, address, email address and other biographical information in response to the email advertisements or in response to the GroupLotto web page. The Complaint purports to allege claims of common law fraud, deceptive acts and practices, and false and misleading advertising under New York law. The Complaint seeks injunctive relief, unspecified monetary damages, and attorney's fees. The Company believes that there is no merit to the claims, has filed a motion to dismiss the complaint, which motion is pending before the court, and otherwise intends vigorously to defend against the claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     A Proxy Statement was mailed on or about July 17, 2002 to shareholders of record of the Company as of July 9, 2002 in connection with the Company's 2002 Annual Meeting of Shareholders, which was held on August 15, 2002 at the Company's executive offices, One Blue Hill Plaza, Pearl River, New York. At the Meeting, the shareholders voted on three matters, all of which were approved.

     The first matter was the election of the members of the Board of Directors. The seven directors elected and the tabulation of the votes (both in person and by proxy) were as follows:

NOMINEES FOR DIRECTORS             FOR               AGAINST            WITHHELD
----------------------             ---               -------            --------
Jeffrey L. Schwartz            11,371,907            539,803               0
Andrew Stollman                11,371,907            539,803               0
Eric Aroesty                   11,371,907            539,803               0
Murray L. Skala                11,371,907            539,803               0
Edwin Levy                     11,371,907            539,803               0
Lawrence Burstein              11,371,907            539,803               0
Jack Silver                    11,371,907            539,803               0

     There were no broker held non-voted shares represented at the Meeting with respect to this matter.

     The second matter upon which the shareholders voted was the proposal to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as independent certified public accountants for the Company for 2002. The tabulation of the votes (both in person and by proxy) was as follows:

                                   FOR               AGAINST        ABSTENTIONS
                                   ---               -------        -----------
                               11,904,812             3,553         3,345,0003

     There were no broker held non-voted shares represented at the Meeting with respect to this matter.

     The third matter upon which the shareholders voted was the proposal to ratify and approve the Company's Fourth Amended and Restated 1996 Stock Option Plan, amending the Company's Third Amended and Restated Stock Option Plan by increasing the maximum number of shares of the Company's Common Stock for which stock options may be granted thereunder from 4,850,000 to 5,350,000 shares. The tabulation of the votes (both in person and by proxy) was as follows:

                                    FOR               AGAINST        ABSTENTIONS
                                    ---               -------        -----------
                                 9,914,525           1,687,280         309,905

     There were no broker held non-voted shares represented at the Meeting with respect to this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS.

 EXHIBIT
 NUMBER
--------

 3.1.1  Articles of Incorporation of the Company, as amended (1)

 3.1.2  Amendment to the Articles of Incorporation of the Company (2)

 3.2    By-Laws of the Company (3)

 99.1   Written Statement of the Chief Executive Officer, Pursuant to  18 U.S.C.
        Section 1350*

 99.2   Written Statement of the Chief Financial Officer, Pursuant to  18 U.S.C.
        Section 1350*

-----------
*    Filed herewith.
(1) Filed as an Exhibit to the Company's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998, and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (the "S-1 Registration Statement"), dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.

     (B) REPORTS ON FORM 8-K.

     The Company did not file any reports on Form 8-K during the third quarter of the fiscal year ending November 30, 2002.

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

                                      TRAFFIX, INC.


                                      By: /s/          JEFFREY L. SCHWARTZ
                                          --------------------------------------
                                                       Jeffrey L. Schwartz
                                                        Chairman and CEO

Date: October 15, 2002

                                      By: /s/             DANIEL HARVEY
                                          --------------------------------------
                                                          Daniel Harvey
                                                     Chief Financial Officer
                                                  (Principal Financial Officer)

Date: October 15, 2002

                                 CERTIFICATIONS

I, Jeffrey L. Schwartz, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Traffix, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: October 15, 2002

                                        By: /s/ JEFFREY L. SCHWARTZ
                                            ------------------------------------
                                            JEFFREY L. SCHWARTZ
                                            Chairman and Chief Operating Officer

I, Daniel Harvey, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Traffix, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: October 15, 2002

                                                     By: /s/ DANIEL HARVEY
                                                         -----------------------
                                                         DANIEL HARVEY
                                                         Chief Financial Officer

                                  EXHIBIT INDEX

 EXHIBIT
 NUMBER
 -------

 3.1.1  Articles of Incorporation of the Company, as amended (1)

 3.1.2  Amendment to the Articles of Incorporation of the Company (2)

 3.3    3.2 By-Laws of the Company (3)

 99.1   Written Statement of the Chief Executive Officer,  Pursuant to 18 U.S.C.
        Section 1350*

 99.2   Written Statement of the Chief Financial Officer,  Pursuant to 18 U.S.C.
        Section 1350*

---------------
*    Filed herewith.
(1) Filed as an Exhibit to the Company's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998, and incorporated herein by reference.

(3 ) Filed as an Exhibit to the Company's Registration Statement on Form S-1, dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.