Form 10-K
period 2002-11-30
TRAFFIX INC
filed 2003-02-27
CIK 1000297

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2002

                                       OR

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                 -------------

     The number of shares outstanding of the Registrant's common stock is 14,268,403 (as of 2/10/03). The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $38,612,473 (as of 2/10/03, based upon a closing price of the Company's Common Stock on the Nasdaq National Market on such date of $3.41).

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.
================================================================================

                                  TRAFFIX, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2002

                               ITEMS IN FORM 10-K

                                                                            PAGE
                                                                            ----
PART I
  Item 1.   Business ......................................................    2
  Item 2.   Properties ....................................................    6
  Item 3.   Legal Proceedings .............................................    6
  Item 4.   Submission of Matters to a Vote of Security Holders ...........  N/A

PART II
  Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters ...........................................    9
  Item 6.   Selected Financial Data .......................................    9
  Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...........................   10
  Item 7A.  Quantitative and Qualitative Disclosures About
            Market Risk ...................................................  N/A
  Item 8.   Financial Statements and Supplementary Data ...................   42
  Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure ........................  N/A

PART III
  Item 10.  Directors and Executive Officers of the Registrant ............   42
  Item 11.  Executive Compensation ........................................   46
  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters ................   49
  Item 13.  Certain Relationships and Related Transactions ................   51
  Item 14.  Control and Procedures ........................................   51

PART IV
  Item 15.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K ...........................................   52

SIGNATURES ................................................................   54

                           FORWARD LOOKING INFORMATION
                              MAY PROVE INACCURATE

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO US THAT ARE BASED ON THE BELIEFS OF MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO US. WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," AND "EXPECT" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THOSE DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED OR EXPECTED. WE DO NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

ITEM 1. BUSINESS

   OVERVIEW

     We are a leading on-line database marketing company that uses our on-line media network to generate leads, customers and sales for us and our corporate clients. We provide complete end-to-end marketing solutions for companies seeking to increase sales and customers through on-line marketing programs, database development and enhancement programs. The services we offer range from the development of a complete creative promotion to be used to market the client's product to consumers, broadcasting a promotion on-line in order to generate new customers for the client, delivery of data files from the results of campaigns, creating and hosting the customized websites or web pages necessary to effect the consumer transaction that drives the client's sales and generating comprehensive reporting in order for the client to analyze the effectiveness of a promotion. We use our websites, interactive games, email marketing and database of permission-based, profiled records (and the on-line media of third parties) to generate the customers, sales and leads for our clients. We are paid by our clients primarily on a success-based model, in that we receive a fee for every lead, customer or sale generated for the client. In addition to our third party client-based revenue, we generate revenue from our own products and services, such as retail gift items, which accounted for approximately 3.0% of our revenue in the fiscal year ended November 30, 2002 ("Fiscal 2002"). Commencing in Fiscal 2003, these products and services have been expanded, and will include an ISP service, a long-distance telecom service, and on-line dating. We also generate revenues from the sales and rentals (for use both on-line and off-line) of our proprietary, profiled databases.

   BACKGROUND

     From our inception in 1993 (under the name "Quintel Communications, Inc.") through 1999, we generated the bulk of our revenue from database marketing using the traditional media of television, postal mail and telemarketing. In 2000, we repositioned our database marketing business to the on-line media of the Web. Applying the direct marketing disciplines honed from our years of operating in the "off-line" media, we believe we are able to provide enhanced response-based results in a more cost-efficient and scaleable manner via on-line marketing. In addition, as a result of our direct marketing background, we believe we are able to design on-line marketing programs to cost-effectively generate traffic and leads for traditional direct marketing media channels, such as inbound and outbound telemarketing and direct mail.

   ON-LINE MARKETING

     We own and operate multiple on-line properties, such as GroupLotto.com, the free on-line lottery, and AtlasCreditGroup.com, AtlasEducationGroup.com and iMatchup.com (which commenced operations in December 2002), as well as a number of interactive games (such as Direct Deposit Promotions and Scratch&Win), all supplemented by other web sites and services provided on the Web. These activities are designed to generate real-time response-based marketing results for our corporate clients, as well as for our own offers. When visiting our on-line properties, consumers are given the opportunity to purchase, sign-up for, ask to be contacted regarding, or simply indicate an interest in, hundreds of offers for various products and services provided by our corporate clients and marketing partners. Specifically, through these interactive Web properties we generate a variety of transactional results for our corporate clients ranging from (a) Web traffic, (b) inbound telemarketing calls, (c) outbound telemarketing leads, (d) demographically/psychographically profiled lists of consumers, (e) highly-targeted customized response-based leads, (f) completed applications for products, and (g) actual sales of products and services.

     WEBSITES. The GroupLotto website offers consumers the opportunity to win up to $10 million daily in a free, on-line lottery. The lottery prizes are indemnified by an independent, third-party agency. In order to play, each consumer must provide complete and accurate registration information and agree to receive ("opt-in") marketing messages from GroupLotto and our marketing partners. The interactive media on this website includes registration pages, game banners, and "pop-ups", the purpose of which is to generate web traffic, leads and sales. Revenue is generated at this website from our corporate clients who pay for such traffic, leads and sales. We generate the bulk of our consumer traffic to this website through proprietary and third party email marketing programs, emailed to lists of consumers who have indicated an interest in our product and service offers by opting in to receive information on such offers.

     Similar to the GroupLotto website, we generate results for our clients through several other interactive games and products. For example, we market through a "scratch and win" game that offers consumers the chance to win any number of prizes, which range from $100 to $25,000. The consumer plays the game by "scratching" with the mouse certain parts of the entry ticket to uncover the results. These games are presented as "pop-ups" upon browser exit, and can also be "pushed" to consumers by delivering them to the player's email inbox. We also market credit card offers through our "Direct Deposit" sweepstakes game (patent pending), whereby a consumer can win up to $5,000 instantly if a portion of his or her credit card number matches a pre-selected winning number.

     We own and operate several other websites such as AtlasCreditGroup.com, AtlasEducationGroup.com, prizecade.com and jewelclaimcenter.com. Such websites are deployed to generate revenue for our clients in a similar manner as the GroupLotto model described above. Each of these sites is designed to appeal to a specific consumer interest category that we matched with product promotions that appeal to such interest category.

     EMAIL MARKETING. Direct marketing via email is an important business resource. Each program that we market for our clients can be implemented not only through the websites, interactive games and "pop-ups" discussed above, but also, and often, through email marketing. We currently market to approximately 150 million permission-based records, which are either owned or managed by us under our revenue share arrangement.

     Compared to postal marketing and telemarketing, email marketing is significantly less expensive, offers much faster response times, and, we believe, provides for a more rich consumer media experience. We now own an email delivery system (acquired in December 2001 through the acquisition of the assets of Infiknowledge.com, a privately held Canadian technology company), which reduces our dependence on third party vendors and further reduces the expenses associated with delivering our monthly commercial email messages and reduces the costs of our site maintenance and development costs. FOR A FURTHER DISCUSSION OF RECENT BUSINESS AND LEGAL DEVELOPMENTS REGARDING THIS E-COMMERCE COMPONENT, AND SPECIFICALLY THE LOSS OF A SIGNIFICANT CUSTOMER AND EVENTS IMPACTING EMAIL MARKETING, SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     One of the attractive features for clients, and, we believe, a significant competitive advantage, is our ability to create and test a variety of marketing campaigns for prospective and existing corporate clients at no risk to the client. Since we own, and have access to, extensive databases, manage our own internal creative department, and can deliver email at a low cost, we are able to offer prospective and existing clients the opportunity to test market new products, services, price points and creative concepts in order to determine if an on-line campaign works for the client, and which campaigns work most effectively.

     Even  after  campaigns  are  fully  implemented,  we  further  analyze  the marketing results to gauge whether the campaigns are continuing to generate adequate results for the client, whether the media is being utilized cost-efficiently, and to determine whether new and different copy is yielding better overall results. These are the traditional direct-marketing disciplines, which we believe (when coupled with our proprietary databases, the other databases under our management and our delivery and reporting systems), distinguish us from our competitors in the on-line marketing industry.

     SYNDICATION. We expend a significant portion of our email resources to generate sales for our own products and services and for traffic to our websites. After we develop a campaign that works efficiently on our own media, we often "syndicate" the program to third-party media. Typically, we have expended time, media and other costs in developing certain campaigns. In exchange for this invested effort, we obtain the right to market those campaigns to a list of other on-line media companies. We enter into agreements with these other on-line media companies to run the campaigns, generally on a fee-share arrangement. We believe such media companies benefit from receiving an immediately marketable, fully-packaged and tested marketing program. As a result, we believe we are able to leverage campaigns we have developed (including our own products and services) so that we can generate additional revenue with virtually no costs or risks associated with such business extension.

   TRAFFIX'S PRODUCTS AND SERVICES

     A new business unit, which we introduced during the three months ended February 28, 2002, is the on-line marketing of our own products and services. For example, one of our websites, Thanksmuch.com, sells gift items (such as DVDs, CDs and inexpensive jewelry) directly to consumers. When a consumer selects a gift item and tenders his credit card, he is given the opportunity to purchase other, more valuable products and services at special discounts. In addition to the Thanksmuch line of jewelry and gifts, we are developing and testing other products and services for direct marketing to consumers. These products include credit card billed products in the "Voice Over Internet Protocol" area ("TxNET-LD"), dial-up modem ISP back-up systems ("TxNET-ISP"), dating/personal programs conducted over the Internet ("iMatchup.com"), jewelry, voicemail, DVDs and books. One of the additional benefits of these programs is our ability to accumulate consumer credit card data, which allows for the subsequent use of our marketing concept of "just-one-click" credit card billing, making on-line purchases easier for the consumer, and allowing us to more easily process additional sales and services in the future. In addition, certain of these services are designed as monthly recurring revenue sources, such as our dating and long-distance service. Further, we anticipate that certain of these services will derive monthly recurring revenue streams through the use of Local Exchange Carrier (LEC) billing.

     No assurances can be given, however, that these anticipated sources of revenue will generate any significant income to our operations in future fiscal periods, if at all. During the year ended November 30, 2002, the Thanksmuch.com website generated approximately $1.3 million, or approximately 3.0% of consolidated net revenue, with an approximate $27,000 contribution to consolidated income from operations for such period.

     Our expansion in, and dependence on, our on-line direct marketing efforts, coupled with the potential for state and/or federal legislation limiting on-line marketing's consumer contact capability, should all be considered when referring to our current fiscal year's results, as well as prior year's historical results, in evaluating the potential for our future operations, cash flows, and financial position.

   SEGMENT INFORMATION

     During the fiscal year ended November 30, 2002, we generated revenue from the following segments: E-Commerce and Off-line Marketing. The E-Commerce segment realized significant growth during the fiscal year ended November 30, 2002, when compared to the prior fiscal periods, and currently represents the core of our business operations. Revenue in the E-commerce segment is generated primarily from marketing of third party products and services on our websites and through email promotions. The Off-Line Marketing services segment consists of revenue generated by us through off-line direct marketing channels. Historically, this segment's activities consisted of telemarketing services used for the acquisition of long distance and wireless phone customers for various phone service providers. In Fiscal 2002, this segment consisted exclusively of our majority owned subsidiary, Montvale Management, LLC, and the revenues and expenses of Montvale's net branch services provided to qualified mortgage banking and lending institutions. The LEC Billed Products segment represented telecommunications-related products and services marketed by us directly to consumers who were billed by local exchange carriers on the consumer's telephone bill. This segment was inactive during Fiscal 2002. Segment information is set forth in Note 13 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section hereof and incorporated herein by reference. For a more detailed discussion of our segment information, also see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

   INSURANCE

     As an operating entity, we may be subject to substantial liability as a result of our day-to-day operations. Accordingly, we maintain a general liability insurance policy that is subject to a per occurrence limit of $1,000,000 with a $2,000,000 aggregate limit and an umbrella policy covering an additional $10,000,000 of liability. In addition, we have errors and omissions insurance with a limit of $5,000,000. We also maintain Directors and Officers liability insurance policies for legal costs and claims. Such insurance may not be sufficient to cover all potential claims and additional insurance may not be available in the future at reasonable costs.

   GOVERNMENT REGULATION

     Various state laws exist, and federal legislation is currently pending, that limit our ability to deliver commercial e-mail messages to consumers. The Federal Trade Commission is convening a three-day workshop to review commercial e-mail practices. There are presently no federal laws that explicitly regulate sending unsolicited e-mail. The pending federal bills and existing state laws require that certain "opt-out" procedures be included in e-mails and prohibit "false routing" or "fictitious address" information. Existing state, and pending federal, laws require functioning return e-mail addresses and that valid postal addresses be included by the senders of commercial e-mail messages. Some states require an "ADV" label in the subject line, and proscribe false header or misleading subject lines. Attorneys General and/or consumers are given authority to enforce the state laws. Over half the states have enacted legislation affecting the sending of unsolicited commercial e-mail. If strict federal legislation is subsequently written into law, with its terms specifically limiting our ability to market our offers, we could potentially realize a material adverse impact in future fiscal period net revenue growth, and therefore, profitability and cash flows could be adversely affected.

     In November 2002, we received an inquiry from the Federal Trade Commission questioning whether we needed to comply with the Graham Leach Bliley Act (privacy of consumer information for financial institutions) arising from Atlas Credit Group, one of our Internet subsidiaries. We responded by stating that we need not comply with the Graham Leach Bliley Act because Atlas Credit Group utilizes advertising from other financial institutions, but is not itself a financial institution as defined under the statute. We have not received any further comments from the Federal Trade Commission. ThanksMuch.com, LLC, another of our Internet subsidiaries, was served with a class action lawsuit in State Court in the County of Los Angeles, California, for damages associated with allegedly violating the State's Shipping and Handling laws. This suit was recently settled. The settlement offers a $5.00 certificate to California consumers on future purchases of ThanksMuch products and provides a small payment for attorneys' fees.

     The Pennsylvania Attorney General's Office had requested us to enter into an Assurance of Voluntary Compliance Agreement to resolve allegations concerning certain of our sales practices. The Attorney General alleged that our Fly Free telemarketing program, as well as certain pay-per-call services, did not adequately disclose to the consumer the terms of the offer being made. The Agreement also provides for a payment to the State in an amount yet to be determined. Discussions with the Pennsylvania Attorney General's Office are on-going.

     Any changes in the Internet operating landscape that materially hinders our current ability and/or cost to deliver commercial e-mail messages to the consumer records in our databases, and the consumer records in the databases of our affiliates, could potentially cause a material impact on net revenue and gross margin and, therefore, our profitability and cash flows could be adversely affected.

   EMPLOYEES

     We currently employ 104 full-time employees, including six executive officers, and two part-time employees. We believe that our relations with our employees are satisfactory. None of our employees are represented by a union.

   TRANSACTIONS WITH MAJOR CUSTOMERS

     Transactions with major customers and related economic dependence information is set forth under the heading Transactions with Major Customers in
Note 1 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section hereof and incorporated herein by reference.

   OUR COMPANY

     We were organized in 1993 under the laws of the State of Delaware as Quintel Entertainment, Inc. We changed our name to Quintel Communications, Inc. in 1998 and to Traffix, Inc. in 2000. Our executive offices are located at One Blue Hill Plaza, Pearl River, New York 10965, our Internet address is www.traffixinc.com, and our telephone number is (845) 620-1212.

ITEM 2. PROPERTIES

     We lease approximately 15,000 square feet of space at One Blue Hill Plaza, Pearl River, New York, all of which is currently used for our principal executive offices. The lease for such premises expires on July 31, 2006. The base rent is $26,875 per month for the remainder of the term of the lease. We also lease, under two separate lease agreements, approximately 8,480 square feet of space in Moncton, New Brunswick, Canada, which is occupied by a wholly owned subsidiary, and is currently used for development and maintenance of our websites, and to house other data operations and the computer equipment used in our email delivery processes. The combined base rent is approximately $5,000 per month, and the expiration dates for the two leases are April 30, 2003 and April 30, 2005. We also lease 7,138 square feet of space, through our majority owned subsidiary, Montvale Management, LLC, in Montvale, New Jersey. Such lease expires October 31, 2003. We also lease approximately 1,000 square feet of space in Woodmere, Long Island, New York, which is occupied by a wholly-owned subsidiary, and is currently used to house the sales and fulfillment operations of such wholly-owned subsidiary. The base rent is $1,300 per month and the lease expires June 30, 2003. We intend to negotiate for the extension of those leases scheduled to expire in 2003, or, if we are unable to do so, to lease or acquire other similar space in close proximity to our existing space.

ITEM 3. LEGAL PROCEEDINGS

   NANCY GAREN

     On or about October 16, 2001, Nancy Garen, author of "Tarot Made Easy", commenced an action against a series of defendants, including our Company, in the United States District Court for the Central District of California,
entitled NANCY GAREN V. STEVEN L. FEDER ET AL. (EDCV 01-790 (VAP-SGLx). Plaintiff alleged that defendants were liable for a copyright infringement, contributory copyright infringement, vicarious copyright infringe-
ment, unfair competition, contributory federal unfair competition and state statutory and common law unfair competition and damages from alleged infringement of a copyright. Pursuant to a settlement with the defendants other than our Company, the action was dismissed as against us, with prejudice and without any cost to us.

   MAVIES WINGLER

     On or about May 9, 2001, Mavies Wingler commenced an action against Group Lotto, Inc. ("GLI"), one of our wholly-owned subsidiaries, in the Circuit Court of Logan County, West Virginia. Ms. Wingler claims to have picked the winning numbers entitling her to $10 million. On June 8, 2001, the action was removed to the United States District Court, Southern District of West Virginia, and is entitled WINGLER V. GROUPLOTTO, INC., Docket Number 2:01 -- CV -- 518. The action is in the discovery stage. At the end of 2002, Ms. Wingler's attorney withdrew, and she is now representing herself. We and GLI have a contract of indemnification with SCA Promotions, Inc. to be indemnified for prizes paid out to qualified winners. GLI winners are required to produce the Group Lotto Entry Notification form ("GLEN") within a specified period of time after matching a drawing's winning numbers in order to qualify for receipt of the appropriate prize winnings. We do not believe that there is any merit to Ms. Wingler's claim and intend to vigorously continue our defense thereof.

   DANIEL RODGERS

     In March 2002, Daniel Rodgers commenced an action against our Company in Supreme Court of the State of New York, Rockland County. The complaint alleges that we disseminated false and misleading advertisements through email advertisements and through the website of GLI. In August 2002, we filed a motion to dismiss the complaint. In January 2003, the court issued an order dismissing the action. The plaintiff may file an appeal from the decision within a specified 30-day period, which has not yet expired.

   PLASMANET

     On November 21, 2002, Plasmanet, Inc., one of our competitors, commenced an action alleging patent infringement and misappropriation of trade secrets. PLASMANET, INC. V. APAX PARTNERS, INC., ET AL., Case No. 02 CIV 9290 (S.D.N.Y.). Plasmanet operates a website, FreeLotto.com, which is similar to one operated by GLI. Plasmanet alleges that on September 24, 2002 it obtained a patent for a "Free Remote Lottery System" and that we infringed said patent. In addition, Plasmanet asserts that we misappropriated Plasmanet's trade secrets after we were shown a private placement memorandum by an agent of Plasmanet's investment banker. The complaint seeks injunctive relief and unspecified money damages. We believe there is no merit to the claims and intend to vigorously defend against them.

   QWEST COMMUNICATIONS

     Qwest Communications, Inc. has notified us of an indemnification claim relating to a class action filed against Qwest in Minnesota. BINDNER V. LCI INTERNATIONAL TELECOM CORP. ET AL., District Court of Minnesota, County of Sibley, Case No. C0-00-242. Plaintiffs in that action claim that in late 1999 into mid-2000, they were misled when they were solicited to change their long distance carrier to Qwest. They assert that they were not told that they would have to stay at certain hotels and pay their regular rates as part of a promotion, which offered them free airline tickets. We introduced the promotion ("Fly Free America") to Qwest, and had been retained by Qwest to operate the telemarketing campaign. Fraud claims in the class action have been dismissed, leaving breach of contract and false advertising claims. An application for class certification is now pending. The class could be as large as 12,000 claimants.

     In or about May 2000, we and Qwest entered into an agreement terminating our contract and settling the amount due us (the "May 2000 Agreement"). The May 2000 Agreement contained language which Qwest claims obligates us to indemnify Qwest for any loss it may sustain by reason of the class action. We maintain that we have no liability in the matter. In November 2002, we commenced an arbitration against Qwest to recover certain moneys due us pursuant to the May 2000 Agreement. In December 2002, Qwest filed counterclaims in the arbitration relating to the Fly Free America program. Qwest asserts that we must indemnify Qwest for, among other things, fines and penalties amounting to approximately $1.5 million which Qwest claims it paid in con-nection with a number of consent decrees it entered into with various State Attorneys General, an unspecified amount of attorneys' fees, and any and all expenses, penalties or other amounts Qwest becomes liable for in connection with the class action. Qwest also seeks reimbursement of approximately $3.1 million it paid us pursuant to the May 2000 Agreement. We believe that there is no merit to Qwest's counterclaims and intend vigorously to defend against them, as well as to pursue our claim.

   COLUMBIA HOUSE/RYDEL

     In or about August 2002, Sony Music Entertainment, Inc., d/b/a Columbia House, one of our clients, notified us of an indemnification claim relating to a class action filed against Columbia House, among others, in Illinois. RYDEL V. COMTRAD INDUSTRIES, INC. ET AL., Circuit Court of Cook County, Illinois, No. 02 CH 13269. Plaintiff claims to have received unsolicited commercial e-mail from, among others, Columbia House, in violation of Illinois law. Columbia House advised us that it believes that the email in question was not approved by Columbia House when it was sent by us, and asserted a claim for indemnification against us pursuant to our contract. We and Columbia House agreed to defer resolution of the indemnification claim (and reserved each of our respective rights). Columbia House is defending against the class action and has filed a motion to dismiss it. In or about January 2003, we were named as a defendant in the class action. In an additional count in the complaint, the plaintiff asserts that we violated the Illinois Consumer Fraud and Deceptive Business Practices Act by providing to a co-defendant a list of consumers who had consented to receive commercial e-mails when, the complaint alleges, they had not. The complaint seeks injunctive relief and unspecified damages. We are currently investigating the claim, and will timely respond to the complaint in due course.

   SPRINT COMMUNICATIONS, TINA HARRISON, LISA WATTERS (UTAH CLAIMS)

     Sprint Communications, one of our former clients, has notified us of an indemnification claim relating to a class action filed against Sprint in Utah (GILLMAN V. SPRINT COMMUNICATIONS CO. L.P., District Court of Utah, Third Judicial District Salt Lake City, Civil No. 020406640). Plaintiff claims to have received unsolicited commercial e-mail in violation of Utah law. Sprint has advised us that it is defending the action and has filed a motion for summary judgment dismissing the claims. In addition, Sprint has advised us that it has received a settlement demand for an amount which is not material. In January 2003, we received notice of two additional claims filed in Utah state court:
WATTERS V. TRAFFIX, INC., MONGLYPH.COM, AND PHILLIP C. WILSON AND JOHN DOES ONE THROUGH TEN, (NO. 20413327); and HARRISON V. TRAFFIX, INC. AND JOHN DOES ONE
THROUGH TEN, (No. 20414190), District Court of Utah, Third Judicial District Salt Lake County, Sandy Department. In each of these actions, the plaintiff claims to represent a class of Utah residents who received unsolicited commercial e-mail in violation of Utah law. We are currently engaged in discussions to resolve these matters for an amount that would not be material.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

   MARKET INFORMATION

     Our Common Stock trades on the Nasdaq National Market System. Since September 12, 2000, the date upon which we changed our name from Quintel Communications, Inc. to Traffix, Inc., our Common Stock has traded under the symbol "TRFX". Prior thereto, such Common Stock traded under the symbol "QTEL". The following table sets forth the high and low sales prices of the Common Stock as reported by Nasdaq for each full quarterly period within the two most recent fiscal years.

                                                            HIGH      LOW
                                                          -------   -------
Fiscal Year Ended November 30, 2002
   First Quarter .................................        $8.1500   $5.3000
   Second Quarter ................................         8.3000    5.6900
   Third Quarter .................................         6.1000    3.5000
   Fourth Quarter ................................         3.9000    2.5600

Fiscal Year Ended November 30, 2001
   First Quarter .................................        $2.9688   $1.3750
   Second Quarter ................................         3.6700    1.9375
   Third Quarter .................................         4.4500    3.0600
   Fourth Quarter ................................         6.2000    3.7400

   SECURITY HOLDERS

     To the best of our knowledge, at February 10, 2003, there were 71 record holders of our Common Stock. We believe there are numerous beneficial owners of Common Stock whose shares are held in "street name."

   DIVIDENDS

     We have not paid dividends during the two most recently completed fiscal years, and have no current plans to pay dividends on our Common Stock. We currently intend to retain all earnings for use in our business.

   RECENT SALES OF UNREGISTERED SECURITIES

     On December 6, 2001, we consummated the acquisition of the assets of InfiKnowlege.com, Inc. for aggregate consideration of $1,150,000, a portion of which consisted of $687,500 of our common stock, or 117,522 shares, valued at $6.20 per share (the average closing prices of our common stock for the period December 4 to December 10, 2001). In accordance with such Agreement, 39,174 of such shares were issued on each of December 6, 2001 and 2002 (and the remaining 39,174 shares are to be issued on December 6, 2003). The foregoing issuances were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) of such Act as being transactions by an issuer not involving any public offering.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents our selected historical financial data for each of the years in the five-year period ended November 30, 2002. The financial data set forth should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements.

STATEMENT OF OPERATIONS DATA:

                                                                  YEAR ENDED NOVEMBER 30,
                                       ------------------------------------------------------------------------
                                           2002           2001           2000          1999            1998
                                       -----------    -----------    -----------    -----------    ------------
Net revenue ........................   $44,042,925    $32,209,410    $26,611,863    $42,839,840    $ 94,690,251
Costs of sales .....................    12,243,635      9,152,462      9,057,027     26,952,097      80,037,115
Gross profit .......................    31,799,290     23,056,948     17,554,836     15,887,743      14,653,136
Selling, general and
   administrative expenses .........    27,371,985     16,783,655     12,080,543     10,881,156      34,049,435
                                       -----------    -----------    -----------    -----------    ------------
Income (loss) from operations ......     4,427,305      6,273,293      5,474,293      5,006,587     (19,396,299)
Interest expense ...................      (101,385)        (5,900)      (286,655)       (70,701)       (186,218)
Other income, net ..................       202,364     (2,574,694)     3,430,986      1,446,494       2,212,435
                                       -----------    -----------    -----------    -----------    ------------
Income (loss) before provision for
   income taxes (benefit) ..........     4,528,284      3,692,699      8,618,624      6,382,380     (17,370,082)
Provision for income taxes (benefit)     1,786,894      3,275,200      3,471,754      2,458,520        (417,464)
                                       -----------    -----------    -----------    -----------    ------------
Net income (loss) ..................   $ 2,741,390    $   417,499    $ 5,146,870    $ 3,923,860    $(16,952,618)
                                       ===========    ===========    ===========    ===========    ============
Basic net income (loss) per share ..   $      0.21    $      0.03    $      0.35    $      0.26    $      (1.00)
                                       ===========    ===========    ===========    ===========    ============
Diluted net income (loss) per share    $      0.19    $      0.03    $      0.33    $      0.26    $      (1.00)
                                       ===========    ===========    ===========    ===========    ============
Common Shares outstanding

   Basic ...........................    13,350,794     14,794,159     14,792,734     15,119,610      14,798,518
   Diluted .........................    14,247,450     15,396,619     15,494,663     15,241,662      15,965,404

BALANCE SHEET DATA:

                                             YEAR ENDED NOVEMBER 30,
                       -------------------------------------------------------------------
                          2002           2001          2000          1999         1998
                       -----------   -----------   -----------   -----------   -----------
Working capital ....   $39,344,095   $40,057,164   $40,178,773   $36,789,213   $34,138,388
Total assets .......    51,190,993    52,742,584    52,198,843    57,277,279    64,413,144
Total liabilities ..     7,404,985    10,329,878    10,870,283    17,391,001    27,731,000
Stockholders' equity    43,786,008    42,412,706    41,328,560    39,886,278    36,682,144

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements and information relating to us that are based on the current beliefs and expectations of Management, as well as assumptions made by and information currently available to us. When used in this Management's Discussion and Analysis, and elsewhere in this Form 10-K, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, as they relate to our Company are intended to identify forward-looking statements. Such statements reflect the current views of our management with respect to future events and are subject to certain risks, uncertainties and assumptions, which could cause the actual results to differ materially from those reflected in the forward-looking statements.

     The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

   OVERVIEW

     We are a leading on-line database marketing company that uses our on-line media network to generate leads, customers and sales for us and our corporate clients. We provide complete end-to-end marketing solutions for companies seeking to increase sales and customers through on-line marketing programs, database development and enhancement programs. The services we offer range from the development of a complete creative promotion to be used to market the client's product to consumers, broadcasting a promotion on-line in order to generate new customers for the client, delivery of data files from the results of campaigns, creating and hosting the customized websites or web pages necessary to effect the consumer transaction that drives the client's sales and generating comprehensive reporting in order for the client to analyze the effectiveness of a promotion. We use our websites, interactive games, email marketing and database of permission-based, profiled records (and the on-line media of third parties) to generate the customers, sales and leads for our clients. We are paid by our clients primarily on a success-based model, in that we receive a fee for every lead, customer or sale generated for the client. In addition to our third party client-based revenue, we generate revenue from our own products and services, such as retail gift items, which accounted for approximately 3.0% of our revenue in the fiscal year ended November 30, 2002 ("Fiscal 2002"). Commencing in Fiscal 2003, these products and services have been expanded, and will include an ISP service, a long-distance telecom service, and on-line dating. We also generate revenues from the sales and rentals (for use both on-line and off-line) of our proprietary, profiled databases.

   BACKGROUND

     From our inception in 1993 (under the name "Quintel Communications, Inc.") through 1999, we generated the bulk of our revenue from database marketing using the traditional media of television, postal mail and telemarketing. In 2000, we repositioned our database marketing business to the on-line media of the Web. Applying the direct marketing disciplines honed from our years of operating in the "off-line" media, we believe we are able to provide enhanced response-based results in a more cost-efficient and scaleable manner via on-line marketing. In addition, as a result of our direct marketing background, we believe we are able to design on-line marketing programs to cost-effectively generate traffic and leads for traditional direct marketing media channels, such as inbound and outbound telemarketing and direct mail.

   ON-LINE MARKETING

     We own and operate multiple on-line properties, such as GroupLotto.com, the free on-line lottery, and AtlasCreditGroup.com, AtlasEducationGroup.com and iMatchup.com (which commenced operations in December 2002), as well as a number of interactive games (such as Direct Deposit Promotions and Scratch&Win), all supplemented by other web sites and services provided on the Web. These activities are designed to generate real-time response-based marketing results for our corporate clients, as well as for our own offers. When visiting our on-line properties, consumers are given the opportunity to purchase, sign-up for, ask to be contacted regarding, or simply indicate an interest in, hundreds of offers for various products and services provided by our corporate clients and marketing partners. Specifically, through these interactive Web properties we generate a variety of transactional results for our corporate clients ranging from (a) Web traffic, (b) inbound telemarketing calls, (c) outbound telemarketing leads, (d) demographically/psychographically profiled lists of consumers, (e) highly-targeted customized response-based leads, (f) completed applications for products, and (g) actual sales of products and services.

     WEBSITES. The GroupLotto website offers consumers the opportunity to win up to $10 million daily in a free, on-line lottery. The lottery prizes are indemnified by an independent, third-party agency. In order to play, each consumer must provide complete and accurate registration information and agree to receive ("opt-in") marketing messages from GroupLotto and our marketing partners. The interactive media on this website includes registration pages, game banners, and "pop-ups", the purpose of which is to generate web traffic, leads and sales. Revenue is generated at this website from our corporate clients who pay for such traffic, leads and sales. We generate the bulk of our consumer traffic to this website through proprietary and third party email marketing programs, emailed to lists of consumers who have indicated an interest in our product and service offers by opting in to receive information on such offers.

     Similar to the GroupLotto website, we generate results for our clients through several other interactive games and products. For example, we market through a "scratch and win" game that offers consumers the chance to win any number of prizes, which range from $100 to $25,000. The consumer plays the game by "scratching" with the mouse certain parts of the entry ticket to uncover the results. These games are presented as "pop-ups" upon browser exit, and can also be "pushed" to consumers by delivering them to the player's email inbox. We also market credit card offers through our "Direct Deposit" sweepstakes game (patent pending), whereby a consumer can win up to $5,000 instantly if a portion of his or her credit card number matches a pre-selected winning number.

     We own and operate several other websites such as AtlasCreditGroup.com, AtlasEducationGroup.com, prizecade.com and jewelclaimcenter.com. Such websites are deployed to generate revenue for our clients in a similar manner as the GroupLotto model described above. Each of these sites is designed to appeal to a specific consumer interest category that we matched with product promotions that appeal to such interest category.

     EMAIL MARKETING.Direct marketing via email is an important business resource. Each program that we market for our clients can be implemented not only through the websites, interactive games and "pop-ups" discussed above, but also, and often, through email marketing. We currently market to approximately 150 million permission-based records, which are either owned by us or are managed by us under our revenue share arrangement.

     Compared to postal marketing and telemarketing, email marketing is significantly less expensive, offers much faster response times, and, we believe, provides for a more rich consumer media experience. We now own an email delivery system (acquired in December 2001 through the acquisition of the assets of Infiknowledge.com, a privately held Canadian technology company), which reduces our dependence on third party vendors and further reduces the expenses associated with delivering our monthly commercial email messages and reduces the costs of our site maintenance and development costs. FOR A FURTHER DISCUSSION OF RECENT BUSINESS AND LEGAL DEVELOPMENTS REGARDING THIS E-COMMERCE COMPONENT, AND SPECIFICALLY THE LOSS OF A SIGNIFICANT CUSTOMER AND EVENTS IMPACTING EMAIL MARKETING, SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     One of the attractive features for clients, and, we believe, a significant competitive advantage, is our ability to create and test a variety of marketing campaigns for prospective and existing corporate clients at no risk to the client. Since we own, and have access to, extensive databases, manage our own internal creative department, and can deliver email at a low cost, we are able to offer prospective and existing clients the opportunity to test market new products, services, price points and creative concepts in order to determine if an on-line campaign works for the client, and which campaigns work most effectively.

     Even  after  campaigns  are  fully  implemented,  we  further  analyze  the marketing results to gauge whether the campaigns are continuing to generate adequate results for the client, whether the media is being utilized cost-efficiently, and to determine whether new and different copy is yielding better overall results. These are the traditional direct-marketing disciplines, which we believe (when coupled with our proprietary databases, the other databases under our management and our delivery and reporting systems), distinguish us from our competitors in the on-line marketing industry.

     SYNDICATION. We expend a significant portion of our email resources to generate sales for our own products and services and for traffic to our websites. After we develop a campaign that works efficiently on our own media, we often "syndicate" the program to third-party media. Typically, we have expended time, media and other costs in developing certain campaigns. In exchange for this invested effort, we obtain the right to market those campaigns to a list of other on-line media companies. We enter into agreements with these other on-line media companies to run the campaigns, generally on a fee-share arrangement. We believe such media companies benefit from receiving an immediately marketable, fully-packaged and tested marketing program. As a result, we believe we are able to leverage campaigns we have developed (including our own products and services) so that we can generate additional revenue with virtually no costs or risks associated with such business extension.

TRAFFIX'S PRODUCTS AND SERVICES

     A new business unit, which we introduced during the three months ended February 28, 2002, is the on-line marketing of our own products and services. For example, one of our websites, Thanksmuch.com, sells gift items (such as DVDs, CD's and inexpensive jewelry) directly to consumers. When a consumer selects a gift item and tenders his credit card, he is given the opportunity to purchase other, more valuable products and services at special discounts. In addition to the Thanksmuch line of jewelry and gifts, we are developing and testing other products and services for direct marketing to consumers. These products include credit card billed products in the "Voice Over Internet Protocol" area ("TxNET-LD"), dial-up modem ISP back-up systems ("TxNET-ISP"), dating/personal programs conducted over the Internet ("iMatchup.com"), jewelry, voicemail, DVD's and books. One of the additional benefits of these programs is our ability to accumulate consumer credit card data, which allows for the subsequent use of our marketing concept of "just-one-click" credit card billing, making on-line purchases easier for the consumer, and allowing us to more easily process additional sales and services in the future. In addition, certain of these services are designed as monthly recurring revenue sources, such as our dating and long-distance service. Further, we anticipate that certain of these services will derive monthly recurring revenue streams through the use of Local Exchange Carrier (LEC) billing.

     No assurances can be given, however, that these anticipated sources of revenue will generate any significant income to our operations in future fiscal periods, if at all. During the year ended November 30, 2002, the Thanksmuch.com website generated approximately $1.3 million, or approximately 3.0% of consolidated net revenue, with an approximate $27,000 contribution to consolidated income from operations for such period.

     Our expansion in, and dependence on, our on-line direct marketing efforts, coupled with the potential for state and/or federal legislation limiting on-line marketing's consumer contact capability, should all be considered when referring to our current fiscal year's results, as well as prior year's historical results, in evaluating the potential for our future operations, cash flows, and financial position.

TRANSACTIONS WITH MAJOR CUSTOMERS

     Transactions with major customers and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) in our discussion of Critical Accounting Policy and Accounting Estimate Discussion (immediately following (1) previously mentioned) and (3)
under the heading Transactions with Major Customers in Note 1 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section hereof and incorporated herein by reference.

BASIS OF PRESENTATION

     Certain   amounts  for  the  prior   periods  that  are  presented  in  the
accompanying consolidated financial statements, and referred to in the discussions below, have been reclassified in order to conform to the current period presentation.

SEGMENT INFORMATION

     During the fiscal year ended November 30, 2002 ("Fiscal 2002"), we generated revenue from the following segments: E-Commerce and Off-line Marketing. The E-Commerce segment realized significant growth during the fiscal year ended November 30, 2002, when compared to the prior fiscal periods, and currently represents the core of our business operations. Revenue in the E-commerce segment is generated primarily from marketing of third party products and services on our websites and through email promotions. The Off-Line Marketing services segment consists of revenue generated by us through off-line direct marketing channels. Historically, this segment's activities consisted of telemarketing services used for the acquisition of long distance and wireless phone customers for various phone service providers. In Fiscal 2002, this segment consisted exclusively of our majority owned subsidiary, Montvale Management, LLC, and the revenues and expenses of Montvale's net branch services provided to qualified mortgage banking and lending institutions. The LEC Billed Products segment represented telecommunications-related products and services marketed by us directly to consumers who were billed by local exchange carriers (LECs) on the consumer's telephone bill. This segment was inactive during Fiscal 2002, but is expected to become active again in the first quarter of Fiscal 2003, resulting from the marketing of our products and services that will be billed to consumers on their phone bill through the LECs. Segment information is set forth in Note 13 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section hereof and incorporated herein by reference.

RESULTS OF OPERATIONS

     Our net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the fiscal years ended November 30, 2002, 2001 and 2000 are set forth in the following tables:

               SEGMENT DATA -- NET REVENUES, BY SEGMENT COMPONENT

YEAR ENDED NOVEMBER 30,                             2002          2001          2000
-----------------------                          -----------   -----------   -----------
E-COMMERCE COMPONENTS
GroupLotto and other websites ................   $12,589,401   $ 7,082,587   $ 4,825,781
Net branch commission fees ...................       904,810       347,416            --
Email marketing programs .....................    20,154,519    16,649,559     5,672,405
Data sales and rentals .......................     3,383,079     2,389,116            --
Sales of jewelry and gifts ...................     1,332,331            --            --
Internet game development and other ..........       442,979     2,006,547            --
                                                 -----------   -----------   -----------
TOTAL E-COMMERCE .............................   $38,807,119   $28,475,225   $10,498,186
                                                 -----------   -----------   -----------
OFF-LINE MARKETING SERVICE COMPONENTS
Net branch commission fees ...................   $ 5,166,867   $   521,123   $        --
Other off-line marketing .....................        68,939     1,693,453     8,958,774
                                                 -----------   -----------   -----------
TOTAL OFF-LINE MARKETING SERVICES ............   $ 5,235,806   $ 2,214,576   $ 8,958,774
                                                 -----------   -----------   -----------
LEC BILLED PRODUCTS AND SERVICES COMPONENTS
"900" Entertainment Service royalties ........   $        --   $   486,406   $ 3,393,428
Enhanced Services, principally voice mail ....            --       884,373     3,590,463
Other LEC Billed Services ....................            --       148,830       150,940
                                                 -----------   -----------   -----------
TOTAL LEC BILLED PRODUCTS AND SERVICES .......   $        --   $ 1,519,609   $ 7,134,831
                                                 -----------   -----------   -----------
CORPORATE AND OTHER COMPONENTS
Miscellaneous products, list revenue and other   $        --   $        --   $    20,072
                                                 -----------   -----------   -----------
         CONSOLIDATED TOTALS .................   $44,042,925   $32,209,410   $26,611,863
                                                 ===========   ===========   ===========

     The following table sets forth for the periods indicated the percentage of net revenues represented by the certain items reflected in our statement of operations:

                                                  YEAR ENDED NOVEMBER 30,
                                                 -------------------------
                                                  2002     2001      2000
                                                 ------   ------    ------
Net Revenue ................................     100.0%   100.0%    100.0%
Cost of Sales ..............................      27.8%    28.4%     34.0%
Gross Profit ...............................      72.2%    71.6%     66.0%
Selling, general and administrative expenses      60.7%    48.7%     43.4%
Bad debt expense ...........................       1.5%     3.4%      1.9%
     Interest Expense ......................       0.2%     0.0%      1.1%
     Other Income (expense) ................       0.5%    (8.0)%    12.9%
Net Income .................................       6.2%     1.3%     19.3%

     The following is a discussion of our financial condition and results of operations for the years ended November 30, 2002, 2001, and 2000, respectively. This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed herein. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

YEAR ENDED NOVEMBER 30, 2002 COMPARED TO YEAR ENDED NOVEMBER 30, 2001

     Our net revenues, on a segmental basis, and with the components of the individual segments, for each of the fiscal years ended November 30, 2002 and 2001, are set forth in the following tables:

               SEGMENT DATA -- NET REVENUES, BY SEGMENT COMPONENT

                                                                                CHANGE       CHANGE
                                                                               INC(DEC)     INC(DEC)
YEAR ENDED NOVEMBER 30,                           2002           2001             $             %
-----------------------                       ------------   ------------   ------------    --------
E-COMMERCE COMPONENTS
GroupLotto and other websites .............   $ 12,589,401   $  7,082,587   $  5,506,814        78%
Net branch commission fees ................        904,810        347,416        557,394       160%
Email marketing programs ..................     20,154,519     16,649,559      3,504,960        21%
Data sales and rentals ....................      3,383,079      2,389,116        993,963        42%
Sales of jewelry and gifts ................      1,332,331             --      1,332,331       100%
Internet game development and other .......        442,979      2,006,547     (1,563,568)      (78)%
                                              ------------   ------------   ------------      ----
TOTAL E-COMMERCE ..........................     38,807,119   $ 28,475,225     10,331,894        36%
                                              ------------   ------------   ------------      ----
OFF-LINE MARKETING SERVICE COMPONENTS
Net branch commission fees ................      5,166,867        521,123      4,645,744       891%
Other off-line marketing ..................         68,939      1,693,453     (1,624,514)      (96)%
                                              ------------   ------------   ------------      ----
TOTAL OFF-LINE MARKETING SERVICES .........      5,235,806      2,214,576      3,021,230       136%
                                              ------------   ------------   ------------      ----
LEC BILLED PRODUCTS AND SERVICES COMPONENTS
"900" Entertainment Service royalties .....             --        486,406       (486,406)     (100)%
Enhanced Services, principally voice mail .             --        884,373       (884,373)     (100)%
Other LEC Billed Services .................             --        148,830       (148,830)     (100)%
                                              ------------   ------------   ------------      ----
TOTAL LEC BILLED PRODUCTS AND SERVICES ....             --      1,519,609     (1,519,609)     (100)%
                                              ------------   ------------   ------------      ----
  TOTAL CONSOLIDATED NET REVENUE ..........   $ 44,042,925   $ 32,209,410   $ 11,833,515        37%
                                              ============   ============   ============      ====

     Consolidated Net Revenue increased $11,833,515, or 37%, to $44,042,925 for the year ended November 30, 2002 from $32,209,410 in the year ended November 30, 2001. The primary component of the increase was attributable to an approximate $10.3 million increase in our E-commerce segment net revenues, combined with an increase of approximately $3 million in net revenue from our Off-line Marketing services segment. Such increases were partially offset by a decrease of approximately $1.5 million in our LEC Billed Product and Services legacy segment. The E-commerce segment revenue increase resulted from our increasing focus on generating revenue from our current core business, on-line direct marketing. We expect this segment to continue to represent the substantial part of our revenue in future fiscal periods. Nevertheless, we continue to assess the potential of revenue generation from off-line, conventional direct marketing activities and will implement that strategy if deemed beneficial for our Company. Currently, we are using our on-line databases to enhance third party off-line databases through the application of overlay technology, whereby databases are appended to one another, effectively increasing the depth of consumer related information within the appended database.

     The  growth  in  our  E-commerce  segment  was  primarily  attributable  to approximately $20.1 million in revenue generated from the segment's Email marketing program sub-set. This represented a $3.5 million increase over the prior year's $16.6 million in revenue generated from such segment's sub-set. We believe this substantial increase of approximately 21% over the prior year was primarily the result of our acquisition of significant volumes of permission-based email records, extension of the quantity and quality of third party (client) offers being emailed to the databases and greater efficiencies in our email delivery programs. In the prior year's comparable period, specifically the first three months of the fiscal year ended November 30, 2001, we had been in the early stages of developing and carrying out our online strategy. The revenue from the email marketing program sub-set represented approximately 46% of our consolidated net revenue for the year ended November 30, 2002, as compared to 52% of our consolidated net revenue for the year ended November 30, 2001.

     During the year ended November 30, 2002, specifically within the period March 1, 2002 to November 30, 2002, we experienced problems with the delivery of our email promotional offers. These problems caused reduced revenue and income from the E-Commerce sub-segment. We believe that the significant component of the email delivery problem is attributable to Internet Service Providers that unilaterally block commercial emails from reaching their consumer subscribers. We have addressed the issue by deploying new reinforced delivery platforms with increased redundancy and expanded diversification using both internal and external emailing resources. Although we have conceived of a number of programs to address this specific problem, there can be no assurance that any of these programs will work effectively, or can be timely implemented.

     Various state laws exist, and federal legislation is currently pending, that limit our ability to deliver commercial e-mail messages to consumers. The Federal Trade Commission is convening a three-day workshop to review commercial e-mail practices. There are presently no federal laws that explicitly regulate sending unsolicited e-mail. The pending federal bills and existing state laws require that certain "opt-out" procedures be included in e-mails and prohibit "false routing" or "fictitious address" information. Existing state, and pending federal, laws require functioning return e-mail addresses and that valid postal addresses be included by the senders of commercial e-mail messages. Some states require an "ADV" label in the subject line, and proscribe false header or misleading subject lines. Attorneys General and/or consumers are given authority to enforce the state laws. Over half the states have enacted legislation affecting the sending of unsolicited commercial e-mail. If strict federal legislation is subsequently written into law, with its terms specifically limiting our ability to market our offers, we could potentially realize a material adverse impact in future fiscal period net revenue growth, and therefore, profitability and cash flows could be adversely affected.

     In November 2002, we received an inquiry from the Federal Trade Commission questioning whether we needed to comply with the Graham Leach Bliley Act (privacy of consumer information for financial institutions) arising from Atlas Credit Group, one of our Internet subsidiaries. We responded by stating that we need not comply with the Graham Leach Bliley Act because Atlas Credit Group utilizes advertising from other financial institutions, but is not itself a financial institution as defined under the statute. We have not received any further comments from the Federal Trade Commission. ThanksMuch.com, LLC, another of our Internet subsidiaries, was served with a class action lawsuit in State Court in the County of Los Angeles, California, for damages associated with allegedly violating the State's Shipping and Handling laws. This suit was recently settled. The settlement offers a $5.00 certificate to California consumers on future purchases of ThanksMuch products and provides a small payment for attorneys' fees.

     The Pennsylvania Attorney General's Office had requested us to enter into an Assurance of Voluntary Compliance Agreement to resolve allegations concerning certain of our sales practices. The Attorney General alleged that our Fly Free telemarketing program, as well as certain pay-per-call services, did not adequately disclose to the consumer the terms of the offer being made. The Agreement also provides for a payment to the State in an amount yet to be determined. Discussions with the Pennsylvania Attorney General's Office are on-going.

     Any changes in the Internet operating landscape that materially hinders our current ability and/or cost to deliver commercial e-mail messages to the consumer records in our databases, and the consumer records in the databases of our affiliates, could potentially cause a material impact on net revenue and gross margin and, therefore, our profitability and cash flows could be adversely affected.

     Revenue from our E-commerce segment's "GroupLotto and other web sites" sub-set for Fiscal 2002 was $12.6 million, which was an increase in revenues of $5.5 million, or 78%, to Fiscal 2001 ($7.1 million in revenue). This increase is the result of our shift from low priced "click through" revenue to higher revenue generating registration, lead generation and on-line customer acquisition based revenue. We generate a significant portion of our site traffic from email marketing. As discussed in the prior paragraph, any change in the Internet operating landscape (such as the enactment of additional state and Federal legislation that materially hinders our ability and/or cost to deliver commercial email messages to consumers) could potentially cause a material adverse impact on net revenue and gross margin and, therefore, our profitability and cash flows.

     Additional increases in our consolidated revenues were attributable to new sub-sets added to the E-commerce segment during the year ended November 30, 2002 when compared to the year ended November 30, 2001. The combined revenue resulting from the new sub-sets amounted to approximately $3.1 million and is detailed as follows: (a) $904,810 of such increase relates to our majority-owned subsidiary, Montvale Management, LLC, that provides services under a net branch agreement with licensed mortgage banking and brokerage companies in the acquisition of candidates for new mortgages and the refinancing of existing debt, which subsidiary also conducts the same services off-line and recorded approximately $5.2 million within our Off-line Marketing Services segment; (b) $1.3 million of such increase relates to the on-line sales of jewelry and gifts by our new subsidiary, ThanksMuch, Inc., which was formed after the acquisition of the assets of a closely held private company on December 14, 2001, all as more fully described in Note 1 to the financial statements; (c) $342,979 of such increase relates to the Internet game development revenues generated by our new subsidiary, InfiKnowledge ULC, which was formed after the acquisition of the assets of a closely held private Canadian company on December 6, 2001, all as more fully described in Note 1 to the financial statements; and (d) the balance of such increase, or $100,000, was attributable to a web marketing, design and development contract executed and completed by us during the three months ended February 28, 2002.

     The increases in revenues from our E-commerce segment and Off-line Marketing Services segment were partially offset by a decrease of $1,519,609 in revenues from our LEC Billed Products and Services segment. A portion of the decrease, or $486,406, resulted from the expiration in the three months ended February 28, 2001, of certain agreements pursuant to which we had been paid a royalty fee (with virtually no corresponding costs) to refrain from conducting, marketing, advertising or promoting certain LEC Billed Products and Services. Fiscal 2002 did not include any revenue related to these services, but we do expect such segment to become active again during the first quarter of Fiscal 2003, resulting from the marketing of our products and services that will be billed to consumers on their phone bills through the LECs. The balance of the decrease in LEC Billed Product and Service segment revenue, or $1,033,203, resulted from our elimination of billing voice mail services under our contract with the service bureau Federal Transtel, Inc. ("FTT") in October 2001. FTT has since filed for protection under the United States Bankruptcy Code.

     See "Transactions with Major Customers" and the Securities and Exchange Commission's ("SEC") mandated FR-60 disclosures following the "Liquidity and Capital Resources" section for a further discussion of the significant customer concentrations, loss of significant customer, critical accounting policies and estimates, and other factors that could affect future results.

     Our cost of revenues during the years ended November 30, 2002 and 2001, are comprised of (1) direct and indirect marketing costs associated with the acquisition and retention of consumers for our databases, including direct response email marketing costs, data purchases, promotional costs and premium fulfillment costs, and (2) the related contingent-based prize indemnification expense, and LEC segment related billing and collection fees, and customer service costs.

     Our cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the years ended November 30, 2002 and 2001, are set forth below:

              CONSOLIDATED COST OF SALES, BY SEGMENT, BY COMPONENT

                                                                               CHANGE      CHANGE
                                                                              INC(DEC)     INC(DEC)
YEAR ENDED NOVEMBER 30,                           2002           2001             $            %
-----------------------                        -----------   -----------    -----------    --------
E-COMMERCE
ADVERTISING, PROMOTION AND FULFILLMENT COSTS
Email marketing and related delivery costs .   $ 5,103,777   $ 4,046,881    $ 1,056,896       26%
Data purchases and premium costs ...........     5,983,008     3,357,308      2,625,700       78%
Promotional, creative and other costs ......       191,960       115,322         76,638       66%
                                               -----------   -----------    -----------     ----
   Total E-commerce Advertising ............    11,278,745     7,519,511      3,759,234       50%
                                               -----------   -----------    -----------     ----
SERVICE BUREAU FEES
Contingent based prize indemnification costs       345,559       381,525        (35,966)      (9)%
                                               -----------   -----------    -----------     ----
   Total E-commerce Cost of Sales ..........    11,624,304     7,901,036      3,723,268       47%
                                               -----------   -----------    -----------     ----
OFF-LINE MARKETING SERVICES
ADVERTISING, PROMOTION AND FULFILLMENT COSTS
Telemarketing, direct mail and related costs       619,331     1,283,035       (663,704)     (52)%
Premium fulfillment costs ..................            --       (89,009)        89,009     (100)%
                                               -----------   -----------    -----------     ----
   Total Off-line Marketing Cost of Sales ..       619,331     1,194,026       (574,695)     (48)%
                                               -----------   -----------    -----------     ----
LEC BILLED PRODUCTS AND SERVICES
SERVICE BUREAU FEES
Billing and collection fees ................            --        57,400        (57,400)    (100)%
                                               -----------   -----------    -----------     ----
   Total LEC Billed Cost of Sales ..........            --        57,400        (57,400)    (100)%
                                               -----------   -----------    -----------     ----
   CONSOLIDATED COST OF SALES ..............   $12,243,635   $ 9,152,462    $ 3,091,173       34%
                                               -----------   -----------    -----------     ----

     Cost of sales on a consolidated basis increased $3.1 million, or 34%, to $12,243,635 for the year ended November 30, 2002, from $9,152,462 in the year ended November 30, 2001.

     On a segmental level, our E-commerce segment cost of sales increased, on a net basis, approximately $3.7 million, or 47%, to $11.6 million during the year ended November 30, 2002, when compared to $7.9 million incurred in the prior fiscal year. Our continuing strategy of generating revenues primarily from direct marketing campaigns delivered on-line was the significant factor contributing to this increase. We realized marketing costs for email delivery of approximately $5.1 million in the year ended November 30, 2002, representing an increase of $1.1 million, or 26%, when compared to approximately $4 million in email delivery costs incurred in the year ended November 30, 2001. In December 2001, we acquired the assets of a Canadian-based technology company
(InfiKnowledge). We believe that the integration of Infiknowledge's assets, technology and human resources into our operations and email delivery platform will continue to reduce the unitary costs of our email promotions and serve to preserve and/or improve operating margins. SEE THE PRECEDING "NET REVENUE" SECTION FOR A FURTHER DISCUSSION OF RECENT BUSINESS AND LEGAL DEVELOPMENTS ATTRIBUTABLE TO EMAIL MARKETING.

     We realized costs of approximately $4.5 million for data purchases necessary to build and maintain our marketing databases and approximately $1.5 million for premium costs related to premium redemption obligations for certain of our marketing program offers. These costs represent an increase of approximately $2.6 million, or 78%, over data purchase and fulfillment costs of approximately $3.4 million incurred during the year ended November 30, 2001. In the prior fiscal year, we incurred approximately $158,000 in costs relative to premium redemption obligations. The costs associated with data purchase increases were due, in combination, to our (a) increasing the volume of data acquired for our marketing activities and (b) our increased allocation of data purchases for opt-in data.

     We use the services of an agency for the provision of indemnification coverage in the event the GroupLotto site produces a winner in one of its free on-line lottery games. The costs attributable to the provision of such indemnification coverage decreased in Fiscal 2002 approximately $35,966, or 9%, when compared with Fiscal

2001. The primary reason for this decrease was due to a slight decrease in the games played at the GroupLotto.com website during the year ended November 30, 2002 when compared to the year ended November 30, 2001.

     Our Off-line Marketing Services segment's cost of sales decreased $574,695, or 48%, to $619,331, when compared to $1,194,026 during the year ended November 30, 2001. The Fiscal 2002 Off-line Marketing Services segment's cost of sales result from our majority-owned-subsidiary, Montvale Management LLC, which was consolidated with our activities effective September 1, 2001. Prior to such consolidation, the subsidiary was primarily inactive. In the fiscal year ended November 30, 2001, our Off-line Marketing Services segment primarily consisted of a contingent marketing fee that became payable upon the settlement of related litigation, in which we were granted an arbitration award, thus triggering the contingency.

     The balance of the decrease in cost of goods sold relates to the LEC Billed Product and Services segment and amounted to a reduction of $57,400. This reduction resulted from our elimination of billing voice mail services under our contract with the service bureau Federal Transtel, Inc. ("FTT") in October 2001. FTT has since filed for protection under the United States Bankruptcy Code.

     Our gross profit in terms of dollars, on a segmental basis, and our gross profit percentage, on a segmental basis, for each of the years ended November 30, 2002 and 2001 are set forth below:

                      CONSOLIDATED GROSS PROFIT, BY SEGMENT

                                                                  CHANGE       CHANGE
                                                                 INC(DEC)     INC(DEC)
YEAR ENDED NOVEMBER 30,               2002           2001           $             %
-----------------------            -----------   -----------   -----------    --------
E-commerce .....................   $27,182,815   $20,574,189   $ 6,608,626        32%
Off-line Marketing services ....     4,616,475     1,020,550     3,595,925       352%
LEC Billed products and services            --     1,462,209    (1,462,209)     (100)%
                                   -----------   -----------   -----------      ----
   CONSOLIDATED TOTALS .........   $31,799,290   $23,056,948   $ 8,742,342        38%
                                   ===========   ===========   ===========      ====

                CONSOLIDATED GROSS PROFIT PERCENTAGES, BY SEGMENT

                                                    ABSOLUTE      RELATIVE
                                                   PERCENTAGE    PERCENTAGE
                                                     CHANGE        CHANGE
YEAR ENDED NOVEMBER 30,            2002    2001     INC(DEC)      INC(DEC)
--------------------------------   ----    ----    ----------    ----------
E-commerce .....................   70.0%   72.3%      (2.3)%        (3.1)%
Off-line Marketing services ....   88.2%   46.1%      42.1%         91.3
LEC Billed products and services    0.0%   96.2%     (96.2)%      (100.0)%
                                   ----    ----       ----         -----
   CONSOLIDATED GROSS PROFIT
    PERCENTAGE .................   72.2%   71.6%       0.6%          0.9%
                                   ====    ====       ====         =====

     Consolidated Gross Profit ("Gross Margin") as a percentage of net revenue was 72.2% during the year ended November 30, 2002, compared to 71.6% in the year ended November 30, 2001, representing an absolute percentage point increase of 0.6%, or a 0.9% increase on a relative basis. On a segmental basis, our E-commerce segment realized a decrease in margin in Fiscal 2002 when compared to Fiscal 2001. The 2.3% absolute percentage point decrease resulted from our increased costs associated with data purchases (which are fully expensed at the time of receipt) and a significant increase in premium fulfillment obligation costs. We anticipate that the immediate expensing policy regarding data purchases could provide a margin improvement benefit in future fiscal periods through the continued marketing to such acquired data. The costs of premium fulfillment obligations related to our marketing of a program for a long distance service provider, with such costs approximating $1.5 million in the year ended November 30, 2002. We began marketing this premium fulfillment sensitive program in the fourth quarter of Fiscal 2001, pursuant to which we incurred approximately $158,000 in accrued premium fulfillment costs. Offsetting the decrease in gross margins, as described above, our gross margin benefited from the acquisition of the assets of Infiknowledge. The Infiknowledge asset acquisition allowed us to develop our own email delivery platform, through which we were able to decrease our reliance on third party email vendors.

By decreasing this third party reliance, we were able to decrease the unitary costs relative to email delivery. Changes in the gross margins generated from our Off-line Marketing Services segment and LEC Billed Product and Services segment primarily offset each other in terms of percentage changes. See the previous discussions of net revenues and cost of sales for a more detailed discussion of such segments.

     Our Selling Expenses and General and Administrative Expenses for each of the years ended November 30, 2002 and 2001 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

SEGMENT DATA -- SELLING EXPENSES

             CONSOLIDATED SELLING EXPENSES, BY SEGMENT, BY COMPONENT

                                                                       CHANGE       CHANGE
                                                                      INC(DEC)     INC(DEC)
YEAR ENDED NOVEMBER 30,                    2002           2001           $            %
-----------------------                 -----------   -----------   -----------    --------
E-COMMERCE
Fee share commissions ...............   $ 5,711,535   $ 2,157,921   $ 3,553,614       165%
Other commissions ...................     1,595,209       356,133     1,239,076       348%
Selling salaries and related expenses     1,671,661     1,372,934       298,727        22%
Occupancy and equipment costs .......        22,715        23,118          (403)       (2)%
Travel and entertainment ............       243,789       244,913        (1,124)        0%
                                        -----------   -----------   -----------      ----
TOTAL SELLING-- E-COMMERCE SEGMENT ..     9,244,909     4,155,019     5,089,890       122%
                                        -----------   -----------   -----------      ----
OFF-LINE MARKETING SERVICES
Fee share commissions ...............            --            --            --         0%
Other commissions ...................            --            --            --         0%
Selling salaries and related expenses     2,048,015        87,573     1,960,442      2239%
Occupancy and equipment costs .......       143,959       191,211       (47,252)      (25)%
Travel and entertainment ............        35,805         3,470        32,335       932%
                                        -----------   -----------   -----------      ----
TOTAL SELLING-- OFF-LINE SEGMENT ....     2,227,779       282,254     1,945,525       689%
                                        -----------   -----------   -----------      ----
   CONSOLIDATED TOTALS ..............   $11,472,688   $ 4,437,273   $ 7,035,415       159%
                                        -----------   -----------   -----------      ----

     Selling expenses on a consolidated basis increased approximately $7 million, or 159%, from $4.4 million during the year ended November 30, 2001 to $11.5 million during the year ended November 30, 2002. The increase was attributable to increases of approximately $5.1 million in the E-commerce segment, and increases of approximately $1.9 million in the Off-line Marketing Services segment.

     The significant factors contributing to the increase in selling expenses were (a) increased fee share commissions incurred in our E-commerce segment of approximately $3.6 million; and (b) increased selling-based commissions and compensation costs ($1.2 million and $299,000, respectively) arising from the expansion of the E-commerce segment's sales force and selling activities.

     Regarding the increase in fee share commissions, during the fiscal year ended November 30, 2001, we significantly expanded the practice of marketing promotional offers on behalf of our marketing clients ("Clients") to third party databases on a fee share commission basis. The fee share commission relationship generally arises after we conclude a contractual arrangement with a Client pursuant to which we modify or develop the copy, offer form and promotional materials for the Client's product or service. We then test the promotion, and agree to deliver a minimum level of new customers, and/or targeted leads to the Client. Simultaneously with the execution of these contractual arrangements, we often obtain the rights from the Client to market its promotions to a list of third parties with whom we have marketing relationships (the "Third Parties"). We enter into contracts with each Third Party with whom we intend to market Client promotions. The terms of these agreements generally provide that the Third Party has the right to (i) approve the creative materials for each promotion, (ii) approve the timing of each promotion's mailing, (iii) terminate the contract on short notice, and (iv) reject any promotion for any reason. Each agreement also restricts the Third Party from doing business with the Client other than through our Company for the period of time covered by the agreement, and sets forth the terms of the Third Party's compensation. Payments are performance-based only and are either fixed fees paid for each customer or lead generated for the Client, or a revenue share that is a percentage of the revenue generated (after deduction for certain direct costs) by us for marketing that offer to the Third Party database. We utilize unique Universal Resource Locater identifier links ("URLs") when promotions are mailed to the Third Party database. It is the unique URL's that form the tracking mechanism by which the Client reports results to us, and we are able to account for revenue generated under the fee share arrangement with Third Parties. During the fiscal year ended November 30, 2002, we significantly increased the number of third party databases and lists under management, which is the primary factor contributing to the increase in the fee share commissions expense category. Additionally, the other commission expense category increase was attributable to agency commissions paid on the sales to one of our largest customers, which customer is no longer conducting business with us (see " -- Transactions with Major Customers").

     Selling expenses within the Off-line Marketing Services segment for Fiscal 2002 increased approximately $1.9 million, or 689%, when compared to the prior year's comparable period. This increase is attributable to the activities of our majority owned subsidiary, Montvale Management, LLC. This subsidiary was active for the entire fiscal year ended November 30, 2002, whereas in Fiscal 2001 such subsidiary was only active for the fourth quarter.

SEGMENT DATA -- GENERAL AND ADMINISTRATIVE EXPENSES

   CONSOLIDATED GENERAL AND ADMINISTRATIVE EXPENSES, BY SEGMENT, BY COMPONENT

                                                                        CHANGE        CHANGE
                                                                       INC(DEC)      INC(DEC)
YEAR ENDED NOVEMBER 30,                      2002          2001            $             %
-----------------------                   -----------   -----------   -----------    --------
E-COMMERCE
Compensation costs and related expenses   $ 4,668,160   $ 2,558,010   $ 2,110,150        82%
Professional fees .....................     1,408,053       853,050       555,003        65%
Insurance costs .......................       477,656       532,901       (55,245)      (10)%
Occupancy and equipment costs .........       347,170       284,148        63,022        22%
Site development, maintenance and
   Modifications ......................       868,755     1,750,638      (881,883)      (50)%
All other G&A expenses ................     1,592,736       740,883       851,853       115%
                                          -----------   -----------   -----------      ----
TOTAL G&A -- E-COMMERCE SEGMENT ........    9,362,530     6,719,630     2,642,900        39%
                                          -----------   -----------   -----------      ----
OFF-LINE MARKETING SERVICES
Compensation costs and related expenses            --       217,327      (217,327)     (100)%
Professional fees .....................        32,312       158,821      (126,509)      (80)%
Insurance costs .......................         3,754        84,142       (80,388)      (96)%
Occupancy and equipment costs .........            --        22,550       (22,550)     (100)%
All other G&A expenses ................     1,607,910        55,050     1,552,860      2821%
                                          -----------   -----------   -----------      ----
TOTAL G&A -- OFF-LINE SEGMENT ..........    1,643,976       537,890     1,106,086       206%
                                          -----------   -----------   -----------      ----
LEC BILLED PRODUCTS AND SERVICES
Compensation costs and related expenses            --       146,200      (146,200)     (100)%
Insurance costs .......................            --        84,142       (84,142)     (100)%
Occupancy and equipment costs .........            --        22,549       (22,549)     (100)%
All other G&A expenses ................            --        15,097       (15,097)     (100)%
                                          -----------   -----------   -----------      ----
TOTAL G&A -- LEC SEGMENT ...............           --       267,988      (267,988)     (100)%
                                          -----------   -----------   -----------      ----
CORPORATE AND OTHER
Compensation costs and related expenses     2,361,991     2,054,173       307,818        15%
Professional fees .....................       747,864     1,183,800      (435,936)      (37)%
Insurance costs .......................       475,775         3,474       472,301       100%
All other G&A expenses ................       659,286       495,601       163,685        33%
                                          -----------   -----------   -----------      ----
TOTAL G&A -- CORPORATE AND OTHER .......    4,244,916     3,737,048       507,868        14%
                                          -----------   -----------   -----------      ----
   CONSOLIDATED TOTALS ................   $15,251,422   $11,262,556   $ 3,988,866        35%
                                          -----------   -----------   -----------      ----

     General and Administrative expenses ("G&A") on a consolidated basis increased approximately $4 million, or 35%, when comparing G&A of $11.3 million for the year ended November 30, 2001 to G&A of $15.3 million for the year ended November 30, 2002. The net increase was attributable to (a) the E-commerce segment (approximately $2.6 million, or 66% of total increase), with such increase related to increased compensation costs, professional fees and other G&A, offset by a decline in maintenance costs associated with our web sites, all required to support the 37% increase in revenues generated by such segment during the year ended November 30, 2002, (b) the Off-line Marketing Services Segment (approximately $1.1 million, or 27% of total increase), with such increase related to G&A necessary to support the segment's growth in revenues from Montvale Management, LLC (our majority owned subsidiary) of $868,539 in Fiscal 2001 to approximately $6.1 million during Fiscal 2002, and c) other corporate overhead (approximately $508,000, or 13% of total increase) not specifically identified to our operating segments, with such cost increase including (i) directors and officers liability insurance, (ii) professional fees incurred in the defense of actions arising from legacy operations, and (iii) other non-allocable G&A. These overhead increases were partially offset by an approximate $268,000 decrease in overhead attributable to our currently inactive LEC Billed Product and Services segment.

                    CONSOLIDATED BAD DEBT EXPENSE, BY SEGMENT

                                                              CHANGE     CHANGE
                                                             INC(DEC)   INC(DEC)
YEAR ENDED NOVEMBER 30,              2002        2001           $          %
-----------------------            --------   ----------    ---------   --------
E-commerce .....................   $647,875   $  301,933    $ 345,942      115%
Off-line Marketing Services ....         --           --           --        0%
LEC Billed Products and Services         --      826,893     (826,893)    (100)%
Corporate and other ............         --      (45,000)      45,000     (100)%
                                   --------   ----------    ---------     ----
   CONSOLIDATED TOTALS .........   $647,875   $1,083,826    $(435,951)     (40)%
                                   --------   ----------    ---------     ----

     Bad Debt expense decreased $435,951, or 40%, to $647,875 in Fiscal 2002 from approximately $1.1 million in Fiscal 2001.

     We continuously evaluate the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition or bankruptcy filings of our customers. As a result of this review process, we record bad debt provisions to adjust the related receivables' carrying amount to an amount that reflects their probable realizable value. Provisions for bad debts are also recorded resulting from the review of other factors, including (a) length of time the receivables are past due, (b) historical experience and (c) other factors obtained during collection efforts. If circumstances related to specific customers change, our estimates for bad debt provisions could be further increased.

OTHER INCOME (EXPENSE)

     The components of "Other income (expense)" for the years ended November 30, 2002 and 2001 are set forth below:

                                                                             CHANGE       CHANGE
                                                                            INC(DEC)     INC(DEC)
YEAR ENDED NOVEMBER 30,                         2002           2001            $             %
-----------------------                     -----------    -----------    -----------    --------
Other income (expense):
Interest expense ........................   $  (101,385)   $    (5,900)   $   (95,485)   1618%
Interest income and dividends ...........       783,143      1,780,546       (997,403)    (56)%
Realized gains on sale of marketable
   securities ...........................        76,607        387,948       (311,341)    (80)%
Permanent impairment charges ............            --     (4,690,258)     4,690,258    (100)%
Other non-operating income (expense):
   Talk.com Arbitration Settlement ......     2,342,123             --      2,342,123     100%
   P.M. Thomas Arbitration Settlement ...    (2,710,000)            --     (2,710,000)    100%
   Residual loss from terminated Programs            --        (57,344)        57,344    (100)%
   Other miscellaneous income(expense) ..       (11,793)        74,043        (85,835)   (116)%
   Liquidation proceeds on prior year
     impairment loss ....................       125,000             --        125,000     100%
Minority interest (income) loss .........      (402,716)       (69,629)      (333,087)    478%
                                            -----------    -----------    -----------    ----
   TOTAL CONSOLIDATED OTHER
     INCOME (EXPENSE) ...................   $   100,979    $(2,580,594)   $ 2,681,574     204%
                                            -----------    -----------    -----------    ----

     Consolidated Other Income (Expense) increased approximately $2.7 million, from approximately $2.6 million in net expense for the year ended November 30, 2001 to $100,980 of net income for the year ended November 30, 2002.

     The primary factors contributing to the net increase, in the order of the table set forth above, are as follows:

          (a) We incurrred a decrease in interest and dividend income of approximately $1 million resulting from significant decreases in the interest rates available on short-term commercial paper during the year ended November 30, 2002 when compared with interest rates available for short-term investment during the year ended November 30, 2001.

          (b) We incurred a decrease in gains realized through sales of marketable securities approximating $311,000 in the year ended November 30, 2002.

          (c) We had no material losses in Fiscal 2002 from asset impairments, whereas, during the year ended November 30, 2001 we realized losses, through a permanent impairment, of approximately $4.1 million on marketable securities resulting from significant declines in the values of the marketable securities held in our investment portfolio. These losses were deemed to be other than temporary. Additionally, during the year ended November 30, 2001, we realized a permanent impairment of $500,051 on a long-term investment in an entity that discontinued its operations in Fiscal 2001. We believe that we have significantly reduced our exposure to market fluctuations in our investment portfolio by limiting the contents of such portfolio to approximately $13.2 million in high grade, short term, commercial paper and auction rate securities (with yields ranging from 1.44% to 2.04%, with maturities of 28 to 58 days), and approximately $1.1 million in higher risk investments, consisting of common stock equities and real estate investment trust equities.

          (d) We realized an increase of $125,000 attributable to liquidation proceeds received from a long-term investment that was entirely written off through an impairment charge in the fiscal year ended November 30, 2000.

          (e) We included in Fiscal 2002 the final installment related to the Talk.com arbitration victory ($2.3 million) awarded to us in November 2001, offset by a $2.7 million award and settlement paid to the claimants in the Phillip Michael Thomas arbitration.

PROVISION FOR INCOME TAXES

     Our effective income tax rate is a result of the combination of federal income taxes at statutory rates, and state taxes, subject to the effects of valuation allowances taken against the "realizability" of deferred tax assets. We recorded income tax expense of $1,786,894 for the year ended November 30, 2002 on pre-tax income of $4,528,284. This equates to an effective tax rate of approximately 39.5%. This effective tax rate is similar to our historically recognized tax rate. In the year ended November 30, 2002, we realized previously devalued deferred tax assets related to capital losses (see Note 8 to the Financial Statements for further details of our income tax accounts). We had recorded income tax expense of $3,275,200 for the year ended November 30, 2001 on a pre-tax profit of approximately $3,692,699. This effective tax rate relationship is the result of our taking a full valuation allowance during the year ended November 30, 2001 against the future tax benefits attributable to the loss carryovers arising from permanent impairment charges of $4,690,258 incurred during such period. This deferred tax asset valuation allowance had been recorded during the year ended November 30, 2001, due to the absence of appreciated capital gain property (available for the potential generation of capital gain income) to offset the net capital losses generated by the impairment charges.

YEAR ENDED NOVEMBER 30, 2001 COMPARED TO YEAR ENDED NOVEMBER 30, 2000

     The Company's net revenues, on a segmental basis, and with the components of the individual segments, for the fiscal years ended November 30, 2001 and 2000, are set forth in the following tables:

               SEGMENT DATA -- NET REVENUES, BY SEGMENT COMPONENT

                                                                                CHANGE        CHANGE
                                                                               INC(DEC)      INC(DEC)
YEAR ENDED NOVEMBER 30,                              2001          2000           $              %
-----------------------                          -----------   -----------   -----------     --------
E-COMMERCE COMPONENTS
Long distance customer acquisitions ..........   $ 3,992,147   $ 4,913,703   $  (921,556)      (19)%
GroupLotto and other websites ................     7,082,587     4,825,781     2,256,806        47%
Net branch commission fees ...................       347,416            --       347,416       100%
Email ........................................    14,663,959       758,702    13,905,257      1833%
Data sales and rentals .......................     2,389,116            --     2,389,116       100%
                                                 -----------   -----------   -----------      ----
TOTAL E-COMMERCE .............................    28,475,225    10,498,186    17,977,039       171%
                                                 -----------   -----------   -----------      ----
OFF-LINE CUSTOMER ACQUISITION
  SERVICES COMPONENTS
Long distance customer acquisitions ..........     1,693,453     4,565,435    (2,871,982)      (63)%
Long distance usage commissions ..............            --     4,387,149    (4,387,149)     (100)%
Net branch commission fees ...................       521,123            --       521,123       100%
Other customer acquisition services ..........            --         6,190        (6,190)     (100)%
                                                 -----------   -----------   -----------      ----
  TOTAL OFF-LINE CUSTOMER ACQUISITION SERVICES     2,214,576     8,958,774    (6,744,198)      (75)%
                                                 -----------   -----------   -----------      ----
LEC BILLED PRODUCTS AND SERVICES COMPONENTS
"900" Entertainment Service royalties ........       486,406     3,393,428    (2,907,022)      (86)%
Club 900 Products ............................       148,830        85,417        63,413        74%
Enhanced Services, principally voice mail ....       884,373     3,590,463    (2,706,090)      (75)%
Telephone number list revenue ................            --        65,523       (65,523)     (100)%
                                                 -----------   -----------   -----------      ----
TOTAL LEC BILLED PRODUCTS AND SERVICES .......     1,519,609     7,134,831    (5,615,222)      (79)%
                                                 -----------   -----------   -----------      ----
CORPORATE AND OTHER COMPONENTS
Miscellaneous products, list revenue and other            --        20,072       (20,072)     (100)%
                                                 -----------   -----------   -----------      ----
  CONSOLIDATED NET REVENUES ..................   $32,209,410   $26,611,863   $ 5,597,547        21%
                                                 ===========   ===========   ===========      ====

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

     The Company's cost of sales, on a segmental basis, and with the components of the individual segments, for each of the years ended November 30, 2001 and 2000 are set forth below:

              CONSOLIDATED COST OF SALES, BY SEGMENT, BY COMPONENT

                                                                                  CHANGE       CHANGE
                                                                                 INC(DEC)     INC(DEC)
YEAR ENDED NOVEMBER 30,                              2001           2000            $            %
-----------------------                           ----------    -----------    -----------    --------
E-COMMERCE ADVERTISING, PROMOTION AND
   FULFILLMENT COSTS
Email marketing and related delivery costs ....   $4,046,881    $   631,446    $ 3,415,435       541%
Data purchases and premium costs ..............    3,357,308      3,718,460       (361,152)      (10)%
Promotional and creative development costs ....      115,322        121,417         (6,095)       (5)%
                                                  ----------    -----------    -----------      ----
   TOTAL E-COMMERCE ADVERTISING ...............   $7,519,511    $ 4,471,323    $ 3,048,188        68%
                                                  ----------    -----------    -----------      ----
SERVICE BUREAU FEES
Contingent based prize indemnification costs ..   $  381,525    $ 1,151,758    $  (770,233)      (67)%
                                                  ----------    -----------    -----------      ----
   TOTAL E-COMMERCE COST OF SALES .............   $7,901,036    $ 5,623,081    $ 2,277,955        41%
                                                  ----------    -----------    -----------      ----
OFF-LINE CUSTOMER ACQUISITION SERVICES
   ADVERTISING, PROMOTION AND FULFILLMENT COSTS
Telemarketing and related costs ...............   $1,283,035    $ 4,985,183    $(3,702,148)      (74)%
Premium fulfillment costs .....................      (89,009)    (1,823,449)     1,734,440       (95)%
                                                  ----------    -----------    -----------      ----
   TOTAL OFF-LINE ACQUISITION COST OF SALES ...   $1,194,026    $ 3,161,734    $(1,967,708)      (62)%
                                                  ----------    -----------    -----------      ----
LEC BILLED PRODUCTS AND SERVICES ADVERTISING,
   PROMOTION AND FULFILLMENT COSTS
Telemarketing and related costs ...............   $       --    $   (17,643)   $    17,643      (100)%
Premium fulfillment costs .....................           --          2,286         (2,286)     (100)%
                                                  ----------    -----------    -----------      ----
   TOTAL LEC BILLED ADVERTISING ...............   $       --    $   (15,357)   $    15,357      (100)%
                                                  ----------    -----------    -----------      ----
SERVICE BUREAU FEES
Billing and collection fees ...................   $   57,400    $   287,569       (230,169)      (80)%
                                                  ----------    -----------    -----------      ----
TOTAL LEC BILLED COST OF SALES ................   $   57,400    $   272,212    $  (214,812)      (79)%
                                                  ----------    -----------    -----------      ----
   CONSOLIDATED COST OF SALES .................   $9,152,462    $ 9,057,027    $    95,435         1%
                                                  ----------    -----------    -----------      ----

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

     The Company's gross profit in terms of dollars, on a segmental basis, and the Company's gross profit percentage, on a segmental basis, for each of the years ended November 30, 2001 and 2000 are presented below:

                      CONSOLIDATED GROSS PROFIT, BY SEGMENT

                                                                  CHANGE       CHANGE
                                                                 INC(DEC)     INC(DEC)
YEAR ENDED NOVEMBER 30,               2001           2000           $            %
-----------------------            -----------   -----------   -----------    --------
E-commerce .....................   $20,574,189   $ 4,875,105   $15,699,084       322%
Customer Acquisition services ..     1,020,550     5,797,040    (4,776,490)      (82)%
LEC Billed products and services     1,462,209     6,862,619    (5,400,410)      (79)%
Corporate and other ............            --        20,072       (20,072)     (100)%
                                   -----------   -----------   -----------      ----
   CONSOLIDATED GROSS PROFIT ...   $23,056,948   $17,554,836   $ 5,502,112        31%
                                   ===========   ===========   ===========      ====

                CONSOLIDATED GROSS PROFIT PERCENTAGES, BY SEGMENT

                                                           ABSOLUTE    RELATIVE
                                                          PERCENTAGE  PERCENTAGE
                                                            CHANGE      CHANGE
YEAR ENDED NOVEMBER 30,                   2001     2000    INC(DEC)    INC(DEC)
-----------------------                   ----    -----   ----------  ----------
E-commerce ............................   72.3%    46.4%     25.8%       55.6%
Customer Acquisition services .........   46.1%    64.7%    (18.6)%     (28.8)%
LEC Billed products and services ......   96.2%    96.2%      0.0%        0.0%
Corporate and other ...................    0.0%   100.0%   (100.0)%    (100.0)%
                                          ----    -----     -----       -----
   CONSOLIDATED GROSS PROFIT PERCENTAGE   71.6%    66.0%      5.6%        8.5%
                                          ====    =====     =====       =====

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

SEGMENT DATA -- SELLING EXPENSES

             CONSOLIDATED SELLING EXPENSES, BY SEGMENT, BY COMPONENT

                                                                     CHANGE        CHANGE
                                                                    INC(DEC)      INC(DEC)
YEAR ENDED NOVEMBER 30,                     2001         2000           $            %
-----------------------                  ----------   ----------   ----------     --------
E-COMMERCE
Fee share commissions ................   $2,157,921   $  224,109   $1,933,812        863%
Other commissions ....................      356,133           --      356,133        100%
Selling salaries and related expenses     1,372,934      659,747      713,187        108%
Occupancy and equipment costs ........       23,118           --       23,118        100%
Travel, entertainment and other ......      244,913       87,998      156,915        178%
                                         ----------   ----------   ----------       ----
   TOTAL E-COMMERCE SELLING EXPENSE ..   $4,155,019   $  971,854   $3,183,165        328%
                                         ----------   ----------   ----------       ----
OFF-LINE CUSTOMER ACQUISITION SERVICES
Fee share commissions ................   $       --   $  189,139   $ (189,139)      (100)%
Other commissions ....................       87,573           --       87,573        100%
Selling salaries and related expenses       191,211      274,137      (82,926)       (30)%
Travel, entertainment and other ......        3,470       36,565      (33,095)       (91)%
                                         ----------   ----------   ----------       ----
TOTAL OFF-LINE SELLING EXPENSE .......   $  282,254   $  499,841   $ (217,587)       (44)%
                                         ----------   ----------   ----------       ----
Lec billed products and services .....   $       --   $       --   $       --          0
                                         ----------   ----------   ----------       ----
Corporate and other ..................   $       --   $       --   $       --          0
                                         ----------   ----------   ----------       ----
   CONSOLIDATED SELLING EXPENSES .....   $4,437,273   $1,471,695   $2,965,578        202%
                                         ----------   ----------   ----------       ----

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

SEGMENT DATA -- GENERAL AND ADMINISTRATIVE EXPENSES

   CONSOLIDATED GENERAL AND ADMINISTRATIVE EXPENSES, BY SEGMENT, BY COMPONENT

                                                                       CHANGE      CHANGE
                                                                      INC(DEC)    INC(DEC)
YEAR ENDED NOVEMBER 30,                      2002         2001           $           %
-----------------------                   ----------   ----------   ----------    --------
E-COMMERCE
Compensation costs and related expenses   $2,558,010   $  807,412   $1,750,598      217%
Professional fees .....................      853,050      311,193      541,857      174%
Insurance costs .......................      532,901      211,504      321,397      152%
Occupancy and equipment costs .........      284,148       97,490      186,658      191%
Site development, maintenance and
   modifications ......................    1,750,638    2,623,173     (872,535)     (33)%
All other G&A expenses ................      740,883      743,921       (3,038)       0%
                                          ----------   ----------   ----------      ---
TOTAL G&A -- E-COMMERCE SEGMENT .......   $6,719,630   $4,794,693   $1,924,937       40%
                                          ----------   ----------   ----------      ---
OFF-LINE CUSTOMER ACQUISITION SERVICES
Compensation costs and related expenses   $  217,327   $  351,502   $ (134,175)     (38)%
Professional fees .....................      158,821       33,534      125,287      374%
Insurance costs .......................       84,142      205,299     (121,157)     (59)%
Occupancy and equipment costs .........       22,550       97,490      (74,940)     (77)%
All other G&A expenses ................       55,050      309,602     (254,552)     (82)%
                                          ----------   ----------   ----------      ---
TOTAL G&A-- OFF-LINE SEGMENT ..........   $  537,890   $  997,427   $ (459,537)     (46)%
                                          ----------   ----------   ----------      ---

                                                                         CHANGE       CHANGE
                                                                        INC(DEC)     INC(DEC)
YEAR ENDED NOVEMBER 30,                       2002          2001           $            %
-----------------------                   -----------   -----------    ----------    --------
LEC BILLED PRODUCTS AND SERVICES
Compensation costs and related expenses   $   146,200   $   541,646    $ (395,446)     (73)%
Professional fees .....................            --         7,758        (7,758)    (100)%
Insurance costs .......................        84,142       177,506       (93,364)     (53)%
Occupancy and equipment costs .........        22,549        83,956       (61,407)     (73)%
All other G&A expenses ................        15,097      (233,465)      248,562     (106)%
                                          -----------   -----------    ----------     ----
TOTAL G&A -- LEC SEGMENT ...............  $   267,988   $    77,401    $ (309,413)     (54)%
                                          -----------   -----------    ----------     ----
CORPORATE AND OTHER
Compensation costs and related expenses   $ 2,054,173   $ 1,692,637    $  361,536       21%
Professional fees .....................     1,183,800     1,437,860      (254,060)     (18)%
Insurance costs .......................         3,474         2,330         1,144       49%
Occupancy and equipment costs .........            --         7,940        (7,940)    (100)%
All other G&A expenses ................       495,601       580,657       (85,056)     (15)%
                                          -----------   -----------    ----------     ----
TOTAL G&A -- CORPORATE AND OTHER .......  $ 3,737,048   $ 3,721,424    $   15,624        0%
                                          -----------   -----------    ----------     ----
   CONSOLIDATED TOTALS ................   $11,262,556   $10,090,945    $1,171,611       12%
                                          -----------   -----------    ----------     ----

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

              CONSOLIDATED BAD DEBT EXPENSE (RECOVERY), BY SEGMENT

                                                                CHANGE      CHANGE
                                                               INC(DEC)    INC(DEC)
YEAR ENDED NOVEMBER 30,                 2001         2000         $           %
                                     ----------    --------   ---------    --------
Segment
E-Commerce .......................   $  301,933    $517,903   $(215,970)     (42%)
Off-line Customer Acquisitions ...           --          --          --        0%
LEC Billed Products and Services .      826,893          --     826,893      100%
Corporate and Other ..............      (45,000)         --     (45,000)    (100%)
                                     ----------    --------   ---------     ----
         CONSOLIDATED NET BAD DEBT
           EXPENSE ...............   $1,083,826    $517,903   $ 565,923      109%
                                     ----------    --------   ---------     ----

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

OTHER INCOME (EXPENSE)

     The Company's components of "Other income(expense)" for the years ended November 30, 2001 and 2000 are presented below:

                       CONSOLIDATED OTHER INCOME (EXPENSE)

                                                                            CHANGE      CHANGE
                                                                           INC(DEC)    INC(DEC)
YEAR ENDED NOVEMBER 30,                       2001           2000             $           %
-----------------------                   -----------    -----------    -----------    --------
Other income (expense):
Interest expense ......................   $    (5,900)   $  (286,655)       280,755      (98%)
Interest income and dividends .........     1,780,546      2,646,622       (866,076)     (33%)
Realized gains on marketable
     securities .......................       387,948        863,384       (475,436)     (55%)
Permanent impairment charges ..........    (4,690,258)    (2,139,315)    (2,550,943)     119%
Gain on nonmonetary cost basis
     exchange .........................            --        565,572       (565,572)    (100%)
Other nonoperating income (expense):
     Sale of telecommunications license
       assets .........................            --        135,000       (135,000)    (100%)
     Residuals from terminated
       programs-revenue (loss) ........       (57,344)     1,021,401     (1,078,745)    (106%)
     Other non-operating ..............        74,043        198,322       (124,279)     (63%)
Minority interest .....................       (69,629)       140,000       (209,629)    (150%)
                                          -----------    -----------    -----------     ----
         TOTAL CONSOLIDATED OTHER

           INCOME (EXPENSE) ...........   $(2,580,594)   $ 3,144,331     (5,724,925)    (182%)
                                          -----------    -----------    -----------     ----

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

          (c) increases in impairment losses of $2.5 million. During the year ended November 30, 2001 (specifically within the three months ended February 28, 2001), the Company recognized losses due to "other than temporary" declines in the value of its marketable security portfolio. These securities had "mark-to-mar-
     ket" valuation adjustments in previous quarters, with such adjustments being classified in "other comprehensive income (loss)" (a contra equity account on the Company's balance sheet) pursuant to their "available-for-sale" classification. Such noncash pretax losses recognized during the year ended November 30, 2001 were $4,190,207. During the year ended November 30, 2000, the Company recognized approximately $2.1 million in long-term investment impairment charges. Additionally, during the year ended November 30, 2001, the Company had evaluated its long-term investments (specifically within the quarter ended February 28, 2001 and during the period March 1, 2001 to April 1, 2001) and determined that an investment made in a privately held company during Fiscal 2000 was impaired. A long-lived asset impairment write down, related to this continuing evaluation, of $500,051 was charged to the "permanent impairment charge" account during the year ended November 30, 2001. During Fiscal 2002 this entity effectively wound down operations and ceased doing business; and

          (d) the reduction in the pre-tax net income attributable to the residual activity related to the Company's terminated legacy 900 business, as such activity decreased to a loss of approximately $57,000 in Fiscal 2001, from income of approximately $1 million in the year ended November 30, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our financial and liquidity position remained strong as exhibited by our cash, cash equivalents, short-term marketable securities and marketable equity securities of approximately $37.3 million at November 30, 2002. Cash, cash equivalents, short-term marketable securities and equity securities were approximately $38.1 million at November 30, 2001. This decrease of approximately $0.8 million was the result of cash flows generated from operating activities of approximately $4 million, cash flows generated from investing activities of approximately $6.8 million, comprised of net proceeds on sales of securities of $9.5 million, capital expenditures of $1.9 million, payments for asset acquisitions, net of cash received of $545,500 and approximately $2.2 million used in financing activities (comprised of treasury stock purchases of $3.6 million, net of cash collected on (a) option exercises of $1.2 million and (b) a nonmanagement Section 16-b settlement of $114,403 net of direct costs and after related taxes).

     Trade accounts receivable at November 30, 2002, as a percentage of net revenues earned during the year ended November 30, 2002, was 11.5%, as compared to 22.8%, at the end of the fiscal year ended November 30,

2001. Our days-sales-outstanding ("DSO") in accounts receivable at November 30, 2002 was 42 days for the year ended November 30, 2002, compared to 83 days at November 30, 2001. We believe the decrease in the current year's DSO compared to the prior year relates to shortened collection periods on the outstanding accounts receivables from our customer base, pursuant to our continued emphasis on receivables analysis and expedited collections efforts.

     The majority of our customers are extended 30-day credit terms. We continually monitor customer adherence to such terms and constantly strive to improve the effectiveness of our collection efforts with the goal of achieving a DSO in the 40-day range. Future fiscal periods might not reflect this goal of a 40-day DSO, and might exceed the 42-day DSO recognized during the year ended November 30, 2002.

     Cash used in financing activities during the year ended November 30, 2002 amounted to $2.2 million, and included cash outflows of approximately $3.6 million for purchases of our common stock, primarily in open market transactions (with 667,206 shares retired, and the balance of 548,025 held in treasury). It is our intention to retire all treasury shares in the quarter ending February 28, 2003. On June 19, 2002, we announced that our Board of Directors authorized a stock repurchase plan, which allowed for the buyback of up to two million shares of our outstanding common stock. Under such plan, we acquired 1,215,231 shares for $3,849,870, at an average price of $3.17 per share in open market transactions. The above referenced financing cash outflows were partially offset by cash proceeds generated by the exercise of stock options, which amounted to approximately $1,224,697, and approximately $114,000 in proceeds (net of related costs and income taxes) related to an insider trading action brought against a former non-management insider, pursuant to which such insider was required to return to us his deemed insider trading gains.

     Historically, our primary cash requirements have been used to fund the cost of advertising and promotion, with additional funds having been used in the purchasing of equipment and services in connection with the commencement of new business lines, further development of businesses being test marketed and for the development of the equipment infrastructure of newly formed subsidiaries resulting from asset purchases.

     During the fiscal year ended November 30, 2000, we commenced our on-line direct marketing strategy. Our future plans and business strategy continue to call for our Internet based E-commerce segment to be our primary operating focus, with such segment generating a material portion of future revenues. If our on-line activities fail to generate sufficient revenue, then the continuation of our year over year on-line growth in that segment could have a material adverse impact on our capital and liquidity resources relating to possible expenditures for (a) marketing campaigns, (b) product development costs, (c) site development and maintenance and related technology based costs,
(d) potential on-line, and/or off-line, business acquisitions, (e) costs associated with developing alternative means of email promotion delivery, or (f) other unexpected and/or currently unidentifiable costs. During the year ended November 30, 2002, we expended approximately $1.9 million in capital expenditures to support our E-commerce activities and administrative activities. Obsolescence, changes in the Internet operating landscape, government regulation and/or other unexpected events impacting Internet direct marketing, or the economy in general, could individually, or in combination have an adverse effect on the carrying value of the capital expenditures procured in Fiscal 2002, as well as the carrying value of other asset acquisitions made in Fiscal 2002 and earlier that have not yet been fully depreciated or amortized.

     In December 2001, we acquired the assets of InfiKnowledge, a closely held private Canadian based Internet technology company. We believe that this acquisition will continue to decrease certain costs relative to our reliance on third parties in the provision of emailing services and other Internet hosting services. The realization of those proposed cost savings require capital expenditures by the newly formed entity, with the funding of such expenditures being provided by us. To date such capital expenditures approximated $1.3 million.

     During the nine-month period ended November 30, 2002, we experienced problems with the delivery of our email promotional offers. Such problems reduced revenue and income from the E-Commerce sub-segment. We believe that the significant component of the email delivery problem is attributable to Internet Service Providers that unilaterally block commercial emails from reaching their consumer subscribers. We have addressed the issue by deploying new reinforced delivery platforms with increased redundancy and expanded diversification using both internal and external emailing resources. Although we have conceived of a number of programs to address this specific problem, there can be no assurance that any of these programs will work effectively, or can be timely implemented.

     Any further changes in the Internet operating landscape that materially hinders our ability and/or cost to deliver commercial email messages to the consumer records in our databases, and the consumer records in the databases of our affiliates, could potentially cause a material adverse impact in future fiscal period net revenue growth and gross margin, and, therefore, our profitability and cash flows could be adversely affected. There are a variety of legislative proposals at state and Federal levels regarding email marketing. Certain of these proposals, if implemented, could negatively affect our email marketing programs which could cause a material adverse impact in future fiscal period net revenue, profitability and cash flows.

     Should the business climate, Internet operating environment or technology environment change significantly, we could be faced with circumstances that would limit or prevent our utilization of these capital expenditures.

     We expended approximately $200,000 in cash in Fiscal 2002 as partial consideration for the Infiknowledge asset acquisition (net of cash received of approximately $63,000). We also expended an additional $200,000 on December 6, 2002 (Fiscal 2003), regarding the final cash installment related to the InfiKnowledge asset acquisition.

     In December 2001, we also acquired the assets of ThanksMuch.com, a closely held private company for approximately $361,000 (net of cash received of approximately $74,000). We do not anticipate that this asset acquisition will require significant capital expenditures to maintain or improve its operations and we have not made significant capital expenditures regarding such entity to the date of this filing.

     In September 2002, we disbursed $2,710,000 in final settlement of an arbitration award. The total payments made exceeded the award by approximately $435,000. The excess related to an additional settlement agreement that precludes the claimants from further proceeding with the action in civil court. The total disbursement of $2.7 million was made during the three months ended November 30, 2002, and is reflected on the income statement as a component of "Other non-operating income(expense)" for the year then ended.

     We received final notice regarding the Internal Revenue Service tax audits covering the years 1996 to 1998. The final notice of settlement approximated $900,000, was paid in November 2002, and included unbilled interest expense on such tax audits. We had provided for the income statement impact of such outlay in a prior year and, therefore, the outlay has not impacted earnings in the quarter ended November 30, 2002.

     During the fiscal year ended November 30, 1999, our Internet business plan and strategy prompted us to terminate the active marketing of our legacy products and services. Accordingly, this legacy activity may contribute, but in a significantly decreasing degree, to our cash flows and net income in subsequent fiscal periods, as was the case during the year ended November 30, 2002 when compared to the years ended November 30, 2001 and 2000. This should be considered when using our historical results in evaluating future operations, cash flows and financial position. Nevertheless, we will continue to explore opportunities to offer other Off-line Marketing Services and, for Fiscal 2003, have reentered the LEC Billed Products and Services market.

     Under current operating plans and assumptions, management believes that projected cash flows from operations and available cash resources will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. Currently, we do not have any material long-term obligations other than those described in the note "Commitments and Contingent Liabilities" included in the financial statements included in this document, nor have we identified any long-term obligations that we contemplate incurring in the near future. We are currently considering the acquisition of a building in Canada to house our technology and email platforms. The estimated price range of such building, with necessary improvements, is not expected to exceed $725,000. Additionally, we anticipate that capital expenditures will approximate $1 million in the upcoming fiscal year, the majority of which will be for computer and related peripheral equipment to be used in our E-commerce activities. As we seek to further extend our reach into the E-commerce arena, as well as identify new and other consumer oriented products and services in the off-line arena, we may use existing cash reserves, long-term financing, or other means to finance such diversification.

TRANSACTIONS WITH MAJOR CUSTOMERS

     During the year ended November 30, 2002, we had 5 major customers in our E-commerce segment, which in combination accounted for approximately $22 million of consolidated net revenue, respectively, or 50% of consolidated net revenues. Approximately $3.4 million, or 68.2% of consolidated net accounts receivable was attributable to such major customer group as of November 30, 2002. The five major customers referenced above accounted for 21.5%, 8.5%, 7.9%, 7.5% and 4.5% of consolidated net revenue, respectively, for the year ended November 30, 2002. Of the remaining approximate 100 active customers in the year ended November 30, 2002, no other single customer had net revenue that equaled or exceeded 2.7% of consolidated net revenue.

     We continued to conduct business with these major customers as of January 28, 2003, with the exception of the customer that accounted for 21.5% of our net revenue for the year ended November 30, 2002. This customer had notified us in September 2002 that it was exercising its right to terminate the relationship in accordance with the terms of the underlying agreement, and, as such, had phased out its business with us during the ninety-day period ended December 7, 2002. See "Year Ended November 30, 2002 Compared to Year Ended November 30, 2001" for a more detailed discussion of the impact of such termination on our operations and cash flows.

     During the year ended November 30, 2001, we had six major customers, five within our E-commerce segment and one within our Off-line Marketing Services segment, which, in the aggregate, accounted for approximately 54.9% of consolidated net revenues during the year ended November 30, 2001, and approximately 69.1% of consolidated net accounts receivable as of November 30, 2001.

CRITICAL ACCOUNTING POLICY AND ACCOUNTING ESTIMATE DISCUSSION

     In accordance with the Securities and Exchange Commission's (the "Commission") Release Nos. 33-8040; 34-45149; and FR-60 issued in December 2001, referencing the Commission's statement "regarding the selection and disclosure by public companies of critical accounting policies and practices", we have set forth below what we believe to be the most pervasive accounting policies and estimates that could have a material effect on our results of operations and cash flows if general business conditions or individual customer financial circumstances change in an adverse way relative to the policies and estimates used in the attached financial statements or in any "forward looking" statements contained herein.

FACTORS THAT COULD EFFECT FUTURE RESULTS

   REVENUE RECOGNITION, VARIABLE COSTS AND BAD DEBTS

     We currently earn the most significant portion of our revenue from the E-commerce segment pursuant to marketing agreements with marketing partners and corporate customers. The provisions of each agreement determine the type and timing of revenue to be recorded. We invoice our customers in accordance with the terms of the underlying agreement. Revenue is recognized at the time the marketing activity is delivered, or service is provided, net of estimated contractually specified data qualification allowances, when applicable. Such data qualification allowances may include duplications, invalid addresses, age restrictions and allowances, and are recorded as contra revenue. Our revenues are adjusted in later fiscal periods if actual allowances vary from amounts previously estimated. Historically, the variance between actual allowances and previously estimated allowances has been immaterial. If events were to occur that would cause actual allowances (which are recorded as offsets against gross revenue, as contra-revenues, in arriving at reported net revenue) to vary significantly from those originally estimated and reflected in the financial statements, we could suffer material deterioration in future fiscal period gross margins, and, therefore, our profitability and cash flows could be adversely affected.

     Certain obligations are recorded at the time revenue is recognized. They include costs payable to other on-line, as well as off-line, advertisers for registered user acquisitions and consumer data, fee sharing costs under third party database use agreements, email message delivery costs, contingent based prize indemnification coverage (for potential free on-line lottery winners), premium fulfillment costs related to the respective promotion and all other variable costs directly associated with completing our obligations relative to the revenue being recognized.

     Should the Internet operating landscape change resulting in (a) higher costs of acquiring consumer data and registered users for our websites; (b) higher costs of acquiring data for our marketing partners, compromising such marketing partners' ability to maintain adequate databases to allow for continued third party database use agreements; (c) the InfiKnowledge asset acquisition failing to reduce the cost of our email delivery activities and other web hosting service costs, or us being required to depend on third party emailing service bureaus to provide an increased portion of our commercial email delivery at a cost in excess of anticipated internally generated costs, or other third party influence on our ability to deliver email messages to the records in our databases, or the records in our marketing affiliates' databases; (d) our contingent based prize indemnification premiums for indemnification coverage increasing due to an increase in the number of prize winners at the site, as a result of the insurance industry in general, or other currently unknown factors;
(e) our accruals for fulfillment obligations arising out of promotions proving to be less than the actual redemptions processed in subsequent fiscal periods; or (f) unpredictable technology changes or commercial technology applications; then, if any one, or a combination, of the above factors were to materialize we could suffer material deterioration in future fiscal period revenue growth and gross margins, and, therefore, our profitability and cash flows could be materially adversely affected.

     Revenue recognition is also subject to provisions based on the probability of collection of the related trade accounts receivable. We continuously evaluate the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition, or bankruptcy filings, of our customers. As a result of this review process, we record bad debt provisions to adjust the related receivables' carrying amount to an estimated realizable value. Provisions for bad debts are also recorded due to the review of other factors, including the length of time the receivables are past due, historical experience and other factors obtained during the conduct of collection efforts. If circumstances change regarding our specific customers on an individual basis, or if demand for Internet direct marketing softens, or if a continuation of the current global economic downturn prevails, our estimates for bad debt provisions could be further increased, which could adversely affect our operating margins, profitability and cash flows.

   CONTINUATION OF MAJOR CUSTOMERS, LOSS OF MAJOR CUSTOMER, AND PROSPECTS OF MAJORITY-OWNED SUBSIDIARY

     During the year ended November 30, 2002, we had five major customers in our E-commerce segment, which in combination accounted for approximately $22 million of consolidated net revenue, or 50% of consolidated net revenues. Approximately $3.4 million, or 56% of consolidated net accounts receivable, was attributable to such major customers as of November 30, 2002. The five major customers referenced above accounted for 21.5%, 8.5%, 8.0%, 7.5% and 4.5% of consolidated net revenue, respectively, for the year ended November 30, 2002. Of the remaining approximate 100 active customers in the year ended November 30, 2002, no other single customer had net revenue that equaled or exceeded 2.7% of consolidated net revenue.

     We continued to conduct business with all such five major customers as of January 28, 2003, with the exception of the customer that accounted for 21.5% of our net revenue for the year ended November 30, 2002. This customer had notified us in September 2002 that it was exercising its right to terminate the relationship in accordance with the terms of the underlying agreement, and, as such, had phased out its business with us during the ninety-day period ended December 7, 2002. It is our belief that this customer loss will be immaterial at our operations level due to the fact that the operating margin earned from such activity was less than that recognized from our other marketing activities. We believe that we will be able to use our media channels, creative department and senior management's time, all of which, we believe, were disproportionately dedicated to this customer, more profitably by improving results of existing customer relationships and developing new relationships and proprietary products and services. We expect an immaterial decline in future fiscal income from operations related to such termination, and look to realize improved margins at both the contribution and operating level. Additionally, we anticipate that we will recognize improved contribution and operating margins in future fiscal quarters due to the reduction in our cost of sales that is expected to arise from the elimination of fulfillment costs as they relate to the termination of this contract.

     Should we not be able to continue conducting business with the balance of our significant customers, or maintain relationships with such companies on equivalent, or similarly favorable terms; or replace the loss of the significant income generated by the lost customer pursuant to our above-discussed expectations; or replace any of the other significant customers with other third parties on similar revenue and gross margin generating terms, we could suffer material deterioration in future fiscal period revenue growth and gross margins and, therefore, our profitability and cash flows would be adversely affected. Our potential decreased profitability relative to such possible failure to continue current relationships, or our inability to replace them with new relationships, could be partially mitigated by reductions in our workforce and other cost reducing measures. It is not known how rapidly we could respond with such measures, if at all.

     During the year ended November 30, 2002, our 51% majority-owned subsidiary, Montvale Management LLC, contributed approximately $6.1 million, or 14% of consolidated net revenues. The subsidiary became active in September 2001. The subsidiary generates revenue by operating under net branch agreements, whereby it originates residential mortgages and refinancings for licensed mortgage banking and brokerage companies under such net branch agreement. The subsidiary business activity increased in Fiscal 2002 as a result of reduced mortgage and refinance loan interest rates, and increased government funds for low-income homebuyers. Our future business plans and operating assumptions anticipate that the subsidiary will contribute an increasing amount of our revenue in terms of absolute dollars, and in terms of percentage of total revenues and operating income. Such assumptions are subject to the continuation of the current interest rate market which favors refinancings, the continued acceptance by the general public of off-line and on-line marketing promotions for mortgage and mortgage related products, the continued ability of the independently operated majority-owned subsidiary to hire and maintain competent staff and management personnel, trained in the specific field of net branch operations, our continued equity ownership interest in such majority-owned subsidiary, as well as other factors currently not identifiable. We can make no assurance that we will realize an increased contribution of revenue and related profits from the majority owned subsidiary in future fiscal periods.

     Our revenues and profitability from operations have historically varied. Our revenues, cost of providing revenues, profit margins and overhead expenses have varied historically among segments, as well as on a consolidated basis. The revenue allocation among our segments in future periods will most probably be different than our current revenue allocation due to several factors, including consumer tastes and potential regulatory issues that may exist in future periods and other currently unknown factors that could restrict our revenue generating cycle or cost structure. Therefore, it is difficult to predict revenue and gross margin trends. Actual trends may cause us to adjust our operating emphasis, which could result in continued period-to-period fluctuations in our results of operations. Historically, we have had to react to rapid changes in the business environment within which we operate. Management responded to these rapid changes as deemed appropriate at the time of change, and as dictated by the nature of such changes. Management's reaction to such changes covered a broad range of business related adjustments, ranging from product mix repositioning and staff reductions, to entire business model overhauls. Based on our current operations and marketing methods, as well as the still emerging status of the Internet marketing environment, it is possible that management could institute significant changes to our business model in response to unforeseen rapid changes in future fiscal periods.

   IMPAIRMENT OF GOODWILL, OTHER INTANGIBLES AND INVESTMENT PORTFOLIOS COULD IMPACT NET INCOME

     We carry Goodwill and other Intangibles on our balance sheet arising from current and prior year acquisitions. We must review, at least annually, such Goodwill and other Intangibles for any asset impairment. If the review of the Goodwill and Intangibles related to the subsidiaries organized to acquire such assets determine that such assets are impaired, then we will be required to recognize an impairment charge on such Goodwill necessary to reduce the carrying value of the Goodwill to its net realizable value. Should events occur that would give rise to such impairment charge, we would recognize decreased profitability to the extent of such adjustment. Cash flows would not be directly affected by the impairment charge, but cash flows would, most likely, be adversely affected as a result of the facts and circumstances that created the impairment charge.

   MARKET FLUCTUATION AND DEBT REPAYMENT RISK OF MARKETABLE SECURITIES INVESTMENT PORTFOLIO

     We maintain an investment portfolio that is managed by prominent financial institutions. The portfolio includes high-grade corporate commercial paper and auction rate securities, equity securities of real estate investment trusts ("REITs") and common stock equities, all of which are held for varying periods of time, pursuant to maturity dates, market conditions and other factors. The fair value of our investments in the common stock of publicly traded companies, as of November 30, 2002 amounted to approximately $1.1 million. These investments are subject to market price volatility, in addition to the potential for business failure at the company level. Moreover, due to the economic downturn and difficulties that may be faced by some of the companies in which we have investments, our investment portfolio could be further impaired by the failure of such companies to fulfill their responsibility of adhering to the repayment of principal upon maturity. Additionally, our cash flows and interest income could be negatively impacted from continued Federal Reserve Bank interest rate reductions.

   POTENTIAL OF FEDERAL, AND/OR STATE ENACTED LEGISLATION

     There are a variety of legislative proposals at state and federal levels regarding email marketing, as discussed elsewhere herein. Certain of these proposals, if implemented, could negatively affect our email marketing programs which could cause a material adverse impact in net revenue, gross margins, profitability and cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized once SFAS 142 is adopted, which will be in our fiscal year ending November 30, 2003; however, these assets must be reviewed at least annually for impairment subsequent to adoption. Intangible assets with finite useful lives will continue to be amortized over their respec-
     tive useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. The provisions of SFAS 142 will be effective for our fiscal year ending November 30, 2003. We did not elect earlier adoption pursuant to the terms of SFAS 142. However, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the nonamortization provisions of SFAS 142. While we are currently in the process of evaluating the potential impact that the adoption of SFAS 142 will have on our consolidated financial position and results of operations, our preliminary assessment is that the adoption of SFAS 142 will have an immaterial impact on us.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 sets forth the guidelines regarding the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and any costs associated with the related assets' retirement. The provisions of SFAS 143 will be effective for our fiscal year ending November 30, 2003. Based on the relative components of our balance sheet at November 30, 2002, we believe that the adoption of SFAS 143 will have an immaterial impact on our consolidated financial position and results of operations, if at all.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The provisions of SFAS 144 will be effective for our fiscal year ending November 30, 2003 and will be applied prospectively. We are currently in the process of evaluating the potential impact that the adoption of SFAS 144 will have on our consolidated financial position and results of operations. Based on the components of our balance sheet at November 30, 2002, we believe that the adoption of SFAS 144 will have an immaterial impact on our consolidated financial position and results of operations, if any effect at all.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections". SFAS 145 promulgates rules regarding the financial accounting and reporting requirements, which include gains and losses resulting from the extinguishments of debt and the treatment of sale-leaseback transactions. The provisions of SFAS 145 will be effective for our fiscal year ending November 30, 2003. Based on the components of our balance sheet at November 30, 2002, we believe that the adoption of SFAS 145 will have an immaterial impact on our consolidated financial position and results of operations, if at all.

     In June  2002,  the  FASB  issued  SFAS  No.  146,  "Accounting  for  Costs
Associated with Exit or Disposal Activities". SFAS 146 promulgates rules regarding exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires companies to recognize costs associated with the exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies the requirements under the "Emerging Issues Task Force No. 94-3", "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs in a Restructuring)". We believe that the adoption of SFAS 146 will have an immaterial impact on our consolidated financial position and results of operations, if at all.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). This Interpretation requires that, upon issuance of a guarantee, a guarantor must recognize a liability for the fair market value of an obligation assumed under the guarantee. Disclosures by the guarantor in the interim and quarterly financial statements, specific to obligations associated with guarantees issued, are also required by FIN 45. The recognition requirements of FIN 45 are effective for guarantees that are issued after December 31, 2002.

     We believe that the adoption of this Interpretation will have an immaterial impact on our consolidated financial position and results of operations, if any effect at all.

     In October 2002, Statement of Financial Accounting Standards No. 147 "Acquisitions of Certain Financial Institutions ("FAS 147") was issued. The statement addresses the financial accounting and reporting for the acquisition of all or a part of a financial institution. Additionally, FAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets. The provisions of this statement will be effective for acquisitions on or after October 1, 2002. Based on our initial review of FAS 147 we believe that its adoption will have no material impact on either our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure ("FAS 148"). This statement amends SFAS No. 123 "Accounting for Stock Based Compensation", providing alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002 while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002. We believe that the adoption of this statement will have an immaterial impact on our consolidated financial position and results of operation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the consolidated financial statements of Traffix, Inc. and subsidiaries, together with the report of PricewaterhouseCoopers LLP dated February 3, 2003.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below are the directors and executive officers of our Company, their respective names and ages, positions with our Company, principal occupations and business experiences during at least the past five years and the dates of the commencement of each individual's term as a director and/or officer.

NAME                     AGE   POSITION
-----                    ---   -------
Jeffrey L. Schwartz ..... 54   Chairman of the Board and Chief Executive Officer
Andrew Stollman ......... 37   President, Secretary and Director
Joshua B. Gillon, Esq. .. 40   Executive Vice President and General Counsel
Daniel Harvey ........... 44   Chief Financial Officer
Richard Wentworth ....... 53   Chief Operating Officer
Gary Salmirs ............ 38   Executive Vice President -- Marketing and Sales
Murray L. Skala ......... 56   Director
Edwin A. Levy ........... 65   Director
Lawrence Burstein ....... 60   Director
Jack Silver ............. 59   Director

   DIRECTORS

     Jeffrey L. Schwartz has been our Chairman and Chief Executive Officer since January 1995, Secretary/Treasurer from September 1993 to December 1994 and a director since our inception in 1993. From January 1979 until May 1998, Mr. Schwartz was also Co-President and a director of Jami Marketing Services, Inc., a list brokerage and list management consulting firm, Jami Data Services, Inc., a database management consulting firm, and Jami Direct, Inc., a direct mail graphic and creative design firm (collectively, the "Jami Companies"). The Jami Companies were sold by the principals thereof in May 1998.

     Andrew Stollman has been our President since November 21, 2002, Chief Operating Officer from January 1, 2001 to November 21, 2002, and Secretary and a director since January 1995. From February 2000 until January 2001, Mr. Stollman was also our Executive Vice President and from January 1995 until February 2000, he was Senior Vice President. Mr. Stollman was our President from September 1993 to December 1994.

     Murray L. Skala has been a director since October 1995. Mr. Skala has been a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala, Bass & Rhine, LLP since 1976. Mr. Skala is also a director of JAKKS Pacific, Inc., a publicly held company in the business of developing, marketing and distributing children's toys.

     Edwin A. Levy has been a director since November 1995. Mr. Levy has been the Chairman of the Board of Levy, Harkins & Co., Inc., an investment advisor, since 1979, and is also a director of Coastcast Corp., a publicly held company in the business of manufacturing golf club heads.

     Lawrence Burstein has been a director since April 1999. Since March 1996, Mr. Burstein has been Chairman of the Board and a principal shareholder of Unity Venture Capital Associates, Ltd., a private venture capital firm. For approximately ten years prior thereto, Mr. Burstein was the President, a director and principal stockholder of Trinity Capital Corporation, a private investment banking concern. Trinity ceased operations upon the formation of Unity Venture in 1996. Mr. Burstein is a director of several companies, being, respectively, THQ, Inc., engaged in the development and marketing of games for Sony, Nintendo and Sega game systems; CAS Medical Systems, Inc., engaged in the manufacture and marketing of blood pressure monitors and other disposable products, principally for the neonatal market; Gender Sciences, Inc., engaged in the manufacturing and distribution of nutritional supplements; and I.D. Systems Inc., engaged in the design, development and production of a wireless monitoring and tracking system which uses radio frequency technology.

     Jack Silver has been a director since January 1, 2001. He is the principal investor and manager of SIAR Capital, an independent investment fund that invests primarily in undervalued, emerging growth companies. Mr. Silver, a certified public accountant by background, has managed SIAR capital for over twenty years.

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive no cash compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Directors who are not our employees are compensated for their services and attendance at meetings through the grant of options pursuant to our Stock Option Plan.

   EXECUTIVE OFFICERS

     Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors. Two of our executive officers, Jeffrey L. Schwartz and Andrew Stollman, are also directors of our Company. Information with regard to such persons is set forth above under the heading "Directors."

     The remaining executive officers are Joshua B. Gillon, Esq., Executive Vice President and General Counsel, Mr. Daniel Harvey, Chief Financial Officer, Mr. Richard Wentworth, Chief Operating Officer, and Mr. Gary Salmirs, Executive Vice President -- Marketing and Sales.

     Mr. Gillon, age 40, was appointed our Chief Investment Officer and General Counsel in April 2000. In April 2001, Mr. Gillon's title was changed to Executive Vice President -- Corporate Affairs and General Counsel. In November 2002, Mr. Gillon's title was changed to Executive Vice President and General Counsel. From April 1999 through March 2000, Mr. Gillon served as the Project Director for Total Energy, Inc., a home heating oil industry consolidation. From February 1996 to March 1999, he was a partner at the law firm of Schneck, Weltman & Hashmall, LLP, specializing in mergers, acquisitions and securities law. From 1990 to 1996, he was an associate with the law firm of Kronish Lieb Weiner & Hellman, LLP and from 1988 to 1990, he was an associate with the law firm of Seward & Kissel, LLP. Mr. Gillon is also a director of CRIIMI MAE, Inc., a publicly held commercial mortgage company.

     Mr. Harvey, age 44, has been our Chief Financial Officer since January 1997. He joined us in September 1996. From November 1991 to August 1996, he was a Senior Manager with the accounting firm of Feldman, Gutterman, Meinberg & Co. Mr. Harvey is a Certified Public Accountant.

     Mr. Wentworth, age 53, has been our Chief Operating Officer since November 21, 2002. He initially joined us in 1998, and had served as our Vice President of Data Operations since January 2000. From November 1994 to 1999, Mr. Wentworth was the President and Chief Operating Officer of TIAC, a prominent New England based regional Internet Service Provider.

     Mr. Salmirs, age 38, has been Executive Vice President -- Marketing and Sales since November 21, 2002. He joined us in 1994, and had served as our Senior Vice President -- Marketing and Sales since December 1995. From 1991 to 1994, Mr. Salmirs was the President, Chief Operating Officer and primary shareholder of GKS Marketing, Inc., a direct mail marketing and fulfillment service bureau.

     We haves obtained "key man" life insurance in the amount of $1,000,000 on each of the lives of Jeffrey L. Schwartz and Andrew Stollman.

THE COMMITTEES

     The Board of Directors has an Audit Committee, a Compensation Committee and a Stock Option Committee. The Board of Directors does not have a Nominating Committee, and the usual functions of such a committee are performed by the entire Board of Directors.

     AUDIT COMMITTEE. The functions of the Audit Committee are to recommend to the Board of Directors the engagement of the independent accountants, review the audit plan and results of the audit engagement, review the independence of the auditors and review the adequacy of our system of internal accounting controls. The current members of the Audit Committee are Messrs. Levy, Burstein and Silver.

     COMPENSATION COMMITTEE. The function of the Compensation Committee is to make recommendations to the Board with respect to compensation of management employees. In addition, the Compensation Committee administers plans and programs, with the exception of our stock option plans, relating to employee benefits, incentives and compensation. The current members of the Compensation Committee are Messrs. Skala and Burstein.

     STOCK OPTION COMMITTEE. The Stock Option Committee determines the persons to whom options should be granted under our stock option plans and the number of options to be granted to each person. The current members of the Stock Option Committee are Messrs. Levy and Burstein.

ATTENDANCE AT MEETINGS

     From December 1, 2001 through November 30, 2002, the Board of Directors, Stock Option Committee, Audit Committee and Compensation Committee each met or acted without a meeting pursuant to unanimous written consent five times, six times, one time and one time, respectively.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To the best of our knowledge, during the fiscal year ended November 30, 2002, (i) Gary Salmirs and Richard Wentworth each untimely filed one report on Form 3; (ii) Lawrence Burstein, Joshua B. Gillon, Daniel Harvey, Edwin Levy, Jack Silver and Murray L. Skala each untimely filed one report on Form 4, each reporting one transaction; and (iii) Eric Aroesty untimely filed one report on Form 4 reporting one transaction and failed to file one report on Form 5 reporting three transactions. These individuals were executive officers, directors and/or beneficial owners of more than 10% of our Common Stock during the fiscal year ended November 30, 2002. To the best of our knowledge, all other Forms 3, 4 and 5 required to be filed during the fiscal year ended November 30, 2002 were done so on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the executive compensation paid during the three fiscal years ended November 30, 2002, 2001 and 2000 for (i) our Chief Executive Officer; (ii) our four most highly compensated executive officers (other than the Chief Executive Officer) whose cash compensation for the fiscal year ended November 30, 2002 exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided under the above clause
(ii) but for the fact that the individuals were not serving as executive officers at the end of the last completed fiscal year (the "Named Officers").

                                                                                    LONG TERM COMPENSATION
                                                                        ----------------------------------------------
                                         ANNUAL COMPENSATION                     AWARDS                 PAYOUTS
                               ---------------------------------------  ----------------------  ----------------------
             (A)               (B)       (C)         (D)        (E)        (F)          (G)         (H)          (I)
------------------------------ ----   ---------   ---------  ---------  ----------  ----------  -----------  ---------
                                                               OTHER                SECURITIES               ALL OTHER
                                                              ANNUAL    RESTRICTED  UNDERLYING                COMPEN-
NAME AND                               SALARY       BONUS    COMPENSA-     STOCK      OPTIONS      PLAN       SATION
PRINCIPAL POSITION             YEAR      ($)          ($)     TION ($)     AWARDS        (#)     PAYOUTS ($)     ($)
---------------                ----   ---------   ---------  ---------  ----------  ----------  -----------  ---------
Jeffrey L. Schwartz .......... 2002   $500,000     $185,707      0           0        105,000        0           0
   Chairman and                2001   $444,000     $200,000      0           0        150,000        0           0
   Chief Executive Officer     2000   $405,000     $185,000      0           0        100,000        0           0

Andrew Stollman .............. 2002   $450,000     $185,707      0           0        105,000        0           0
   President and               2001   $401,000     $200,000      0           0        135,000        0           0
   Secretary                   2000   $367,000     $165,000      0           0        100,000        0           0

Eric Aroesty ................. 2002   $363,377            0      0           0              0        0           0
   Former President (1)        2001   $294,000     $150,000      0           0              0        0           0
                               2000   $185,000            0      0           0              0        0           0

Joshua B. Gillon, Esq. ....... 2002   $244,244     $ 50,000      0           0              0        0           0
   Executive Vice President    2001   $225,000     $ 50,000      0           0        175,000        0           0
   and General Counsel         2000   $133,000(2)  $ 25,000      0           0        100,000        0           0

Daniel Harvey ................ 2002   $196,706     $ 40,000      0           0              0        0           0
   Chief Financial             2001   $184,000     $ 40,000      0           0         79,000        0           0
   Officer                     2000   $177,000     $ 30,000      0           0         29,000        0           0

Gary Salmirs ................. 2002   $240,000     $100,000      0           0              0        0           0
   Executive Vice              2001   $240,000     $117,345      0           0        120,050        0           0
   President -- Marketing and  2000   $240,000            0      0           0              0        0           0
   Sales (3)

--------------
(1) Mr. Aroesty resigned as an executive officer, employee and director of our Company on November 21, 2002. See "Certain Relationships and Related Transactions".

(2) Mr. Gillon's salary during 2000 was $200,000 per annum, however, he was first employed by us on April 5, 2000.

(3) Mr. Salmirs has served as our employee since 1995, but first became an executive officer in November 2002 upon his appointment as Executive Vice President -- Marketing and Sales.

     The following table sets forth certain information regarding the granting of options to the Named Officers during the fiscal year ended November 30, 2002.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                             POTENTIAL
                                                                                            REALIZABLE
                                                                                         VALUE AT ASSUMED
                                                                                              ANNUAL
                                                                                          RATES OF STOCK
                                                                                        PRICE APPRECIATION
                                                                                            FOR OPTION
                                                   INDIVIDUAL GRANTS                         TERM (2)
                                   -------------------------------------------------------   -------------------
               (A)                     (B)            (C)             (D)           (E)         (F)        (G)
-------------------------------    -----------  ---------------   -----------   ----------   --------   --------
                                   NUMBER OF
                                   SECURITIES     % OF TOTAL
                                   UNDERLYING   OPTIONS GRANTED   EXERCISE OR
                                     OPTIONS    TO EMPLOYEES IN   BASE PRICE    EXPIRATION
NAME                               GRANTED (#)  FISCAL YEAR (1)    ($/SHARE)       DATE        5%($)     10%($)
-----                              -----------  ---------------   -----------   ----------   --------   --------
Jeffrey L. Schwartz ............    105,000(3)      12.97%           $5.70      12/1/2011    $376,394   $953,855
Andrew Stollman ................    105,000(3)      12.97%            5.70      12/1/2011     376,394    953,855

-------------
(1) Options to purchase a total of 809,250 shares of Common Stock were granted to our employees and consultants, including the Named Officers, during the fiscal year ended November 30, 2002.

(2) Based upon the closing price of the Common Stock, as listed by the Nasdaq National Market, on the date of grant of the respective options.

(3) One-third (1/3) of these options became exercisable on their date of grant and on the one-year anniversary thereof, and the remaining one-third (1/3) becomes exercisable on the two-year anniversary thereof.

     The following table sets forth certain information regarding options exercised and exercisable during the fiscal year ended November 30, 2002 and the value of the options held as of November 30, 2002 by the Named Officers.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

               (A)                      (B)              (C)                     (D)                           (E)
-------------------------------   --------------    ------------  ------------------------------   --------------------------
                                                                       NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                      UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                                                  OPTIONS AT FISCAL YEAR-END (#)   AT FISCAL YEAR-END (1)($)
                                                                  ------------------------------   ---------------------------
                                  SHARES ACQUIRED      VALUE
NAME                              ON EXERCISE (#)   REALIZED ($)    EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
-----                             --------------    ------------    -----------   -------------    -----------   -------------
Jeffrey L. Schwartz ..........             0                 0        422,245         70,000         $185,611             0
Andrew Stollman ..............             0                 0        375,010         70,000          149,213             0
Eric Aroesty .................       365,789          $281,658              0              0                0             0
Joshua B. Gillon .............             0                 0        183,335         91,665           42,834       $21,416
Daniel Harvey ................        22,000            85,533         39,333         26,332            2,070        14,620
Gary Salmirs .................        17,500            92,603         91,384         16,666           60,834            --

------------
(1) The product of (x) the difference between $2.91 (the closing price of our Common Stock at November 29, 2002, as reported by Nasdaq) and the exercise price of the unexercised options, multiplied by (y) the number of unexercised options.

BOARD COMPENSATION

     As a result of our policy to compensate non-employee directors for their services, our 1996 Stock Option Plan, as amended and restated (the "Plan"), provides for an automatic one-time grant to all non-employee directors of options to purchase 25,000 shares of Common Stock and for additional automatic quarterly grants of options to purchase 6,250 shares of Common Stock. The exercise prices for all of such non-employee director options are the market value of the Common Stock on their date of grant.

EMPLOYMENT AGREEMENTS

     We have entered into employment agreements, effective December 1, 2001, with each of Jeffrey L. Schwartz and Andrew Stollman, which expire on November 30, 2004. Pursuant to such agreements, (i) Mr. Schwartz is employed as Chairman and Chief Executive Officer and Mr. Stollman is employed as Chief Operating Officer (which title has since been changed to President); (ii) Messrs. Schwartz and Stollman were paid $500,000 and $450,000 per annum, respectively, for the fiscal year ended November 30, 2002, and in each subsequent 12 month period will be paid at a rate to be determined by our Board of Directors, but that is at least ten percent (10%) more than the annual rate in the immediately preceding year; (iii) Messrs. Schwartz and Stollman will each receive bonuses upon our Company's achievement of certain pre-tax income milestones, as well as discretionary bonuses subject to approval of our Board of Directors; (iv) Messrs. Schwartz and Stollman were each issued 10 year options to acquire 105,000 shares of our Common Stock at an exercise price of $5.70 per share; (v) Messrs. Schwartz and Stollman each agreed not to compete or engage in a business competitive with our business during the term of the agreement and for a period of one year thereafter; (vi) if an employee's employment is terminated other than as a result of a "For Cause Event" (as defined in the agreements), such employee shall be entitled to receive additional compensation and other consideration, all as more fully described in the agreements; and (vii) if an employee's employment is terminated as a result of a "Change in Control" (as defined in the agreements), such employee shall be entitled to receive a one-time payment in an amount equal to 2.99 times his "base amount" determined in accordance with the applicable provisions of the Internal Revenue Code. The foregoing is only a summary of the material terms of our employment agreements with the Named Officers. For a complete description, copies of such agreements are annexed hereto in their entirety as exhibits or are otherwise incorporated herein by reference.

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

     The Compensation Committee of our Board of Directors from December 1, 2001 through November 30, 2002 consisted of Murray L. Skala and Lawrence Burstein. See "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of February 10, 2003, based upon information obtained from the persons named below, regarding beneficial ownership of our Common Stock by (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of our Common Stock, (ii) each director of our Company, (iii) each of the Named Officers, and (iv) all executive officers and directors of our Company as a group.

NAME AND ADDRESS OF                                              NUMBER OF SHARES         PERCENT
BENEFICIAL OWNER (1)                                          BENEFICIALLY OWNED (2)   OF CLASS (2)
--------------------                                          ----------------------   ------------
Jeffrey L. Schwartz .......................................         2,555,110(3)          17.35%
Jack Silver ...............................................         1,762,450(4)          12.28
   660 Madison Avenue
   New York, NY 10021
Michael G. Miller .........................................         1,645,723             11.53
   5 Sky Drive
   New City, NY 10956
Andrew Stollman ...........................................         1,257,242(5)           8.57
Joshua B. Gillon, Esq .....................................           225,001(6)           1.55
Edwin A. Levy .............................................           200,100(7)           1.39
   570 Lexington Avenue
   New York, NY 10022
Murray L. Skala ...........................................           142,750(8)           *
   750 Lexington Avenue
   New York, NY 10022
Lawrence Burstein .........................................           118,750(9)           *
   245 Fifth Avenue
   New York, NY 10016
Gary Salmirs ..............................................            74,717(10)          *
Eric Aroesty ..............................................            74,000              *
Daniel Harvey .............................................            65,665(11)          *
All executive officers and directors as a group (9 persons)         6,527,452(12)         40.63

------------
*    Less than 1% of our outstanding shares.

(1) Unless otherwise provided, such person's address is c/o Traffix, Inc., One Blue Hill Plaza, Pearl River, New York 10965.

(2) The number of shares of Common Stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission (the "Commission"). Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after February 10, 2003. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(3) Includes 457,245 shares of Common Stock issuable upon exercise of options held by Mr. Schwartz.

(4) Includes (i) 992,300 shares of Common Stock owned by a profit sharing plan of which Mr. Silver is a Trustee; (ii) 117,000 shares of Common Stock owned by Mr. Silver's children; (iii) 148,000 shares of Common Stock owned by a pension plan of which Mr. Silver is a Trustee; (iv) 423,900 shares of Common Stock held by a trust for the benefit of Mr. Silver's children, of which Mr. Silver was the donor; and (v) 81,250 shares of Common Stock issuable upon the exercise of options held by Mr. Silver.

(5) Includes 410,010 shares of Common Stock issuable upon exercise of options held by Mr. Stollman.

(6) Represents shares of Common Stock issuable upon the exercise of options held by Mr. Gillon.

(7) Represents 25,100 shares of Common Stock held by a fund of which Mr. Levy is the General Partner and 175,000 issuable upon exercise of options held by Mr. Levy.

(8) Includes 138,750 shares of Common Stock issuable upon exercise of options held by Mr. Skala.

(9) Represents shares of Common Stock issuable upon exercise of options held by Mr. Burstein.

(10) Represents shares of Common Stock issuable upon exercise of options held by Mr. Salmirs.

(11) Represents shares of Common Stock issuable upon the exercise of options held by Mr. Harvey.

(12) Includes 1,798,055 shares of Common Stock issuable upon the exercise of options held by our executive officers and directors. See footnotes (3) through (11), above.

EQUITY COMPENSATION PLAN INFORMATION

     The table below sets forth the following information as of the fiscal year ended November 30, 2002 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

          (a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

          (b) the weighted-average exercise price of such outstanding options, warrants and rights; and

          (c) other  than  securities  to be issued  upon the  exercise  of such
     outstanding  options,   warrants  and  rights,  the  number  of  securities
     remaining available for future issuance under the plans.

                                                                                                   (C)
                                                                                                NUMBER OF
                                                   (A)                                    SECURITIESREMAINING
                                        NUMBER OF SECURITIES TO           (B)             AVAILABLE FOR FUTURE
                                             BE ISSUED UPON        WEIGHTED-AVERAGE       ISSUANCE UNDER EQUITY
                                        EXERCISE OF OUTSTANDING    EXERCISE PRICE OF       COMPENSATION PLANS
                                         OPTIONS, WARRANTS AND    OUTSTANDING OPTIONS,    (EXCLUDING SECURITIES
PLAN CATEGORY(1)                                 RIGHTS           WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A))
---------------                         -----------------------   --------------------   ------------------------
Equity Compensation Plans
Approved by Securityholders ...........         2,783,677                 $4.40                  1,282,145

Equity Compensation Plans
Not Approved by Securityholders .......                 0                     0                          0
                                                ---------                 -----                  ---------
     Total ............................         2,783,677                 $4.40                  1,282,145
                                                ---------                 -----                  ---------

-----------------
(1) Equity compensation plans approved by our stockholders include the 1995 Employee Stock Option Plan and the Fourth Amended and Restated 1996 Employee Stock Option Plan. We do not have an equity compensation plan that has not been approved by our stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 14, 2001, each of Jeffrey L. Schwartz and Andrew Stollman, executive officers of our Company, entered into a Purchase Agreement with a group of investment funds unaffiliated with us, pursuant to which Messrs. Schwartz and Stollman each sold 200,000 shares of Common Stock (400,000 shares in the aggregate), at a price of $5.75 per share (for proceeds of $1,150,000 to each of Messrs. Schwartz and Stollman). Such individuals also agreed, that for a period of six (6) months after such sale, they would not (with certain limited exceptions, as enumerated in the Purchase Agreements), without the consent of the investment funds, sell, assign, pledge, transfer or otherwise dispose of any securities of our Company. In such Purchase Agreements, we provided several covenants, including (i) the obligation to register such 400,000 shares with the Commission on Form S-3; (ii) use all reasonable best efforts to cause such registration statement to be declared effective within 120 days after filing; and (iii) cause such registration statement to remain continuously effective until December 13, 2003. Such registration statement was declared effective by the Commission on January 31, 2002. We agreed to indemnify the investment funds (limited to the amount of the proceeds received by Messrs. Schwartz and Stollman) in the event we breach any of the covenants we made in the Purchase Agreements.

     Murray L. Skala, a director of our Company, is a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala, Bass & Rhine LLP, our attorneys ("Feder Kaszovitz"). We incurred charges of approximately $798,000 during the fiscal year ended November 30, 2002. Feder Kaszovitz continues to provide services to us during our current fiscal year. Its fees are based primarily on hourly rates. We believe that our relationship with such firm is on terms no less favorable to us than could have been obtained from unaffiliated third parties.

ITEM 14. CONTROLS AND PROCEDURES

          (a) Evaluation of disclosure controls and procedures.

     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of this Annual Report (the "Evaluation Date") have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to us and them by others within those entities, particularly during the period in which this Annual Report was being prepared.

          (b) Changes in internal controls.

     There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

     (B) REPORTS ON FORM 8-K.

     On November 26, 2002, we filed a Current Report on Form 8-K reporting the consummation of the transactions contemplated by the November 20, 2002
Redemption Agreement with Eric Aroesty, a former principal stockholder, executive officer and director of our Company (the "Closing"), including:

     (i) Our redemption from Mr. Aroesty of 262,243 shares of Common Stock at a price of $2.52 per share for aggregate consideration of $660,852.

     (ii) Mr. Aroesty's exercise of options to purchase 365,789 shares of Common Stock at an exercise price of $1.75 per share, for total proceeds to us of $640,131.

     (iii) Our  redemption of the 365,789  shares  acquired  upon Mr.  Aroesty's option exercise at a purchase price of $2.52 per share for aggregate consideration of $921,788, and after the transactions described in (i) and (ii) above, resulting in (a) net proceeds to Mr. Aroesty of $942,510, and (b) our redemption of Mr. Aroesty's 623,032 shares of Common Stock.

     (iv) Mr. Aroesty's agreement that for a period of 6 months after the date of the Redemption Agreement, he would not sell, assign, transfer (including without limitation by gift) or otherwise dispose of any of our securities, or any interest therein or right thereto, except under certain "change of control" circumstances.

     (v) Mr. Aroesty's undertaking not to, directly or indirectly, compete with us for a period of one year after the Closing.

     (vi) Mr. Aroesty's resignation as our President and as a member of our Board of Directors.

     Other than the foregoing, we did not file any Current Reports on Form 8-K during the quarter ended November 30, 2002.

(C) EXHIBITS.

EXHIBIT
 NUMBER
---------

 3.1.1     Articles of Incorporation of the Company, as amended (1)

 3.1.2     Amendment to the Articles of Incorporation of the Company (2)

 3.2       Bylaws of the Company (3)

10.1       Fourth Amended and Restated 1996 Stock Option Plan (4)

10.2 Lease of the Company's offices at One Blue Hill Plaza, Pearl River, New York (5)

10.3.1 December 1, 2001 Employment Agreement by and between the Company and Jeffrey L. Schwartz (6)

10.3.2 December 1, 2001 Employment Agreement by and between the Company and Andrew Stollman (6)

21*        Subsidiaries of the Company

-------------
*    Filed herewith.

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

(4) Filed as an Exhibit to the Company's Proxy Statement filed with the Commission, dated July 17, 2002 and incorporated herein by reference.

(5) Filed as an Exhibit to the Company's Current Report on Form 8-K dated December 26, 2000 and incorporated herein by reference.

(6) Filed as an Exhibit to the Company's Form 10-K for the year ended November 30, 2001 and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Traffix, Inc.


                                             By: /s/  Jeffrey L. Schwartz
                                                 -------------------------------
                                                      Jeffrey L. Schwartz
     Dated: February 27, 2003                         CHAIRMAN AND CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                          TITLE                        DATE
          ---------                          ----                         -----
/s/  JEFFREY L. SCHWARTZ     Chairman and Chief Executive Officer   February 27, 2003
--------------------------   (Principal Executive Officer)
     Jeffrey L. Schwartz

/s/    DANIEL HARVEY         Chief Financial Officer (Principal     February 27, 2003
--------------------------   Financial and Accounting Officer)
       Daniel Harvey

/s/   ANDREW STOLLMAN        President, Secretary and Director      February 27, 2003
--------------------------
      Andrew Stollman

/s/   MURRAY L. SKALA        Director                               February 27, 2003
--------------------------
      Murray L. Skala

/s/    EDWIN A. LEVY         Director                               February 27, 2003
--------------------------
       Edwin A. Levy

/s/  LAWRENCE BURSTEIN       Director                               February 27, 2003
--------------------------
     Lawrence Burstein

/s/      JACK SILVER         Director                               February 27, 2003
--------------------------
         Jack Silver

                                 CERTIFICATIONS

I, Jeffrey L. Schwartz, certify that:

1. I have reviewed this annual report on Form 10-K of Traffix, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 27, 2003

                                        By: /s/ JEFFREY L. SCHWARTZ
                                            -------------------
                                            Jeffrey L. Schwartz
                                            Chairman and Chief Operating Officer

I, Daniel Harvey, certify that:

1. I have reviewed this annual report on Form 10-K of Traffix, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 27, 2003

                                                     By: /s/ DANIEL HARVEY
                                                         -------------------
                                                         Daniel Harvey
                                                         Chief Financial Officer

                         TRAFFIX, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                          PAGE
                                                                          ----
Report of Independent Accountants ......................................   F-1
Consolidated Balance Sheets as of November 30, 2002 and 2001 ...........   F-2
Consolidated  Statements of Operations for the years ended  November 30,
  2002, 2001 and 2000 ..................................................   F-3
Consolidated  Statements of  Shareholders' Equity for the years ended
  November 30, 2002, 2001 and 2000 .....................................   F-4
Consolidated Statements of Cash Flows for the years ended November 30,
  2002, 2001 and 2000 ..................................................   F-5
Notes to Consolidated Financial Statements .............................   F-6
Schedule II -- Valuation and Qualifying Accounts and Reserves ...........  S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Traffix, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Traffix, Inc. and its Subsidiaries (the "Company") at November 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

RICEWATERHOUSEcOOPERS LLP

Florham Park, New Jersey
February 3, 2003

                         TRAFFIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF NOVEMBER 30, 2002 AND 2001

                                                                                2002            2001
                                                                            ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents ............................................   $ 23,136,341    $ 14,458,055
   Marketable securities ................................................     14,249,406      23,677,999
   Accounts receivable, trade, net of allowance for doubtful accounts
     of $326,127 and $383,676 in 2002 and 2001, respectively ............      5,050,218       7,326,032
   Deferred income taxes ................................................      1,524,821       3,242,815
   Due from related parties .............................................         57,548         106,654
   Prepaid income taxes .................................................      1,195,808              --
   Prepaid expenses and other current assets ............................      1,138,362       1,415,836
                                                                            ------------    ------------
          Total current assets ..........................................     46,352,504      50,227,391
Property and equipment, at cost, net of accumulated depreciation ........      2,169,156         951,702
Goodwill and identifiable intangibles, net ..............................      2,619,707       1,362,407
Deferred income taxes ...................................................         49,626         147,084
Other long-term assets ..................................................             --          54,000
                                                                            ------------    ------------
          Total assets ..................................................   $ 51,190,993    $ 52,742,584
                                                                            ============    ============
LIABILITIES
Current liabilities:
   Accounts payable .....................................................   $  2,197,458    $  3,928,418
   Accrued expenses .....................................................      4,457,644       4,098,921
   Due to related parties ...............................................        353,307         469,935
   Income taxes payable .................................................             --       1,672,953
                                                                            ------------    ------------
          Total current liabilities .....................................      7,008,409      10,170,227
Deferred income taxes ...................................................         89,559              --
                                                                            ------------    ------------
          Total liabilities .............................................      7,097,968      10,170,227
                                                                            ------------    ------------
Commitments and contingencies (Note 11)
Minority interest .......................................................        307,017         159,651
                                                                            ------------    ------------
SHAREHOLDERS' EQUITY
Preferred stock--$.001 par value; 1,000,000 shares authorized;
   none issued and outstanding ..........................................             --              --
Common stock--$.001 par value; authorized 50,000,000 shares; issued
   14,216,729 shares and 14,290,491 shares in 2002 and 2001, respectively         14,215          14,289
Common stock issuable--$.001 par value; 78,347 shares ...................        485,758              --
Additional paid-in capital ..............................................     41,692,066      41,395,784
Retained earnings .......................................................      5,948,160       3,206,770
Accumulated other comprehensive income ..................................         33,056          72,577
Common stock held in treasury, at cost, 1,509,428 and 961,403
   shares in 2002 and 2001, respectively ................................     (4,387,247)     (2,276,714)
                                                                            ------------    ------------
          Total shareholders' equity ....................................     43,786,008      42,412,706
                                                                            ------------    ------------
          Total liabilities and shareholders' equity ....................   $ 51,190,993    $ 52,742,584
                                                                            ============    ============

           See accompanying notes to consolidated financial statements

                         TRAFFIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED NOVEMBER 30, 2002, 2001 AND 2000

                                                          2002            2001             2000
                                                      ------------    ------------    ------------
Net revenue .......................................   $ 44,042,925    $ 32,209,410    $ 26,611,863
Cost of sales .....................................     12,243,635       9,152,462       9,057,027
                                                      ------------    ------------    ------------
     Gross profit .................................     31,799,290      23,056,948      17,554,836
Selling expenses ..................................     11,472,688       4,437,273       1,471,695
General and administrative expenses ...............     15,251,422      11,262,556      10,090,945
Bad debt expense ..................................        647,875       1,083,826         517,903
                                                      ------------    ------------    ------------
     Income from operations .......................      4,427,305       6,273,293       5,474,293
Other income (expense):
   Interest expense ...............................       (101,385)         (5,900)       (286,655)
   Interest income and dividends ..................        783,143       1,780,546       2,646,622
   Realized gains on marketable securities ........         76,607         387,948         863,384
   Permanent impairment charges ...................             --      (4,690,258)     (2,139,315)
   Gain on nonmonetary cost basis exchange ........             --              --         565,572
   Other non-operating income (expense) ...........       (254,670)         16,699       1,354,723
   Minority interest in (income) loss of subsidiary       (402,716)        (69,629)        140,000
                                                      ------------    ------------    ------------
     Income before provision for income taxes .....      4,528,284       3,692,699       8,618,624
Provision for income taxes ........................      1,786,894       3,275,200       3,471,754
                                                      ------------    ------------    ------------
     Net income ...................................   $  2,741,390    $    417,499    $  5,146,870
                                                      ============    ============    ============
Basic earnings per share (Note 12):
   Net income .....................................   $       0.21    $       0.03    $       0.35
                                                      ------------    ------------    ------------
   Weighted average shares outstanding ............     13,350,794      14,794,159      14,792,734
                                                      ============    ============    ============
Diluted earnings per share (Note 12):
   Net income .....................................   $       0.19    $       0.03    $       0.33
                                                      ------------    ------------    ------------
   Weighted average shares outstanding ............     14,247,450      15,396,619      15,494,663
                                                      ============    ============    ============

           See accompanying notes to consolidated financial statements

                         TRAFFIX, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED NOVEMBER 30, 2002, 2001 AND 2000



                                           COMMON STOCK        COMMON      ADDITIONAL                    TREASURY STOCK
                                      ---------------------    STOCK        PAID-IN       RETAINED    ------------------------
                                        SHARES      AMOUNTS   ISSUABLE      CAPITAL       EARNINGS     SHARES       AMOUNT
                                      ----------   --------   --------   ------------   -----------   ---------   ------------
BALANCE, NOVEMBER 30, 1999 .......... 15,469,590   $ 15,469              $ 37,482,479   $ 3,544,568   942,853     $ (2,201,900)
Net income for the year .............                                                     5,146,870
Unrealized (losses) on
  available-for-sale securities .....

    Comprehensive income (loss) .....

Stock option exercises ..............    211,526        211                   408,479
Tax benefit from exercise of
  stock options .....................                                         448,880
Common stock issued in connection
  with long-term investment .........    229,862        230                 1,615,976
Purchase and retirement of
  common stock ......................   (229,862)      (230)                 (746,822)
                                      ----------   --------              ------------   -----------   ---------   ------------
BALANCE, NOVEMBER 30, 2000 .......... 15,681,116     15,680        --      39,208,992     8,691,438     942,853     (2,201,900)
Net income for the year .............                                                       417,499
Realized losses on
  available-for-sale securities .....

    Comprehensive income (loss) .....

Stock option exercises ..............    273,132        273                   480,633
Tax benefit from exercise of
  stock options .....................                                         240,265
Compensation expense
  related to options ................                                         116,218
Common stock issued in connection
  with acquisition of minority
  interest ..........................    336,243        336                 1,445,509
Purchase of common stock, held in
  treasury, at cost .................                                                                    18,550        (74,814)
Purchase and retirement of
  common stock ...................... (2,000,000)    (2,000)                  (95,833)   (5,902,167)
                                      ----------   --------              ------------   -----------   ---------   ------------
BALANCE, NOVEMBER 30, 2001 .......... 14,290,491     14,289        --      41,395,784     3,206,770     961,403     (2,276,714)
Net income for the year .............                                                     2,741,390
Unrealized losses on
  available-for-sale securities .....
Foreign Currency
  Translation adjustment ............

  Comprehensive income (loss) .......

Stock option exercises ..............    554,270        554                 1,224,143
Tax benefit from exercise of
  stock options .....................                                         171,909
Common stock issued in
  connection with acquisition .......     39,174         39                   242,840
Net proceeds on non-management
  trading gain disgorgement .........                                         114,402
Common stock issuable in
  connection with acquisition .......               485,758
Purchase of common stock,
  held in treasury, at cost .........                                                                   548,025     (2,110,533)
Purchase and retirement of ..........         --
  common stock ......................   (667,206)      (667)               (1,457,012)           --
                                      ----------   --------   --------   ------------   -----------   ---------   ------------
BALANCE, NOVEMBER 30, 2002 .......... 14,216,729   $ 14,215   $485,758   $ 41,692,066   $ 5,948,160   1,509,428   $ (4,387,247)
                                      ==========   ========   ========   ============   ===========   =========   ============

                                      ACCUMULATED
                                         OTHER          TOTAL
                                      COMPREHENSIVE      SHARE-
                                         (LOSS)        HOLDERS'
                                         INCOME         EQUITY
                                      -------------  ------------
BALANCE, NOVEMBER 30, 1999 ..........  $ 1,045,662   $ 39,886,278
Net income for the year .............                   5,146,870
Unrealized (losses) on
  available-for-sale securities .....   (5,431,312)    (5,431,312)
                                                     ------------
    Comprehensive income (loss) .....                    (284,442)
                                                     ------------
Stock option exercises ..............                     408,690
Tax benefit from exercise of
  stock options .....................                     448,880
Common stock issued in connection
  with long-term investment .........                   1,616,206
Purchase and retirement of
  common stock ......................                    (747,052)
                                       -----------   ------------
BALANCE, NOVEMBER 30, 2000 ..........   (4,385,650)    41,328,560
Net income for the year .............                     417,499
Realized losses on
  available-for-sale securities .....    4,458,227      4,458,227
                                                     ------------
    Comprehensive income (loss) .....                   4,875,726
                                                     ------------
Stock option exercises ..............                     480,906
Tax benefit from exercise of
  stock options .....................                     240,265
Compensation expense
  related to options ................                     116,218
Common stock issued in connection
  with acquisition of minority
  interest ..........................                   1,445,845
Purchase of common stock, held in
  treasury, at cost .................                     (74,814)
Purchase and retirement of
  common stock ......................                  (6,000,000)
                                       -----------   ------------
BALANCE, NOVEMBER 30, 2001 ..........       72,577     42,412,706
Net income for the year .............                   2,741,390
Unrealized losses on
  available-for-sale securities .....      (40,692)       (40,692)
Foreign Currency
  Translation adjustment ............        1,171          1,171
                                                     ------------
  Comprehensive income (loss) .......                   2,701,869
                                                     ------------
Stock option exercises ..............                   1,224,697
Tax benefit from exercise of
  stock options .....................                     171,909
Common stock issued in
  connection with acquisition .......                     242,879
Net proceeds on non-management
  trading gain disgorgement .........                     114,402
Common stock issuable in
  connection with acquisition .......                     485,758
Purchase of common stock,
  held in treasury, at cost .........                  (2,110,533)
Purchase and retirement of ..........
  common stock ......................                  (1,457,679)
                                       -----------   ------------
BALANCE, NOVEMBER 30, 2002 ..........  $    33,056   $ 43,786,008
                                       ===========   ============

           See accompanying notes to consolidated financial statements

                         TRAFFIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED NOVEMBER 30, 2002, 2001 AND 2000

                                                                                         2002            2001              2000
                                                                                    -------------    -------------    -------------
Cash flows from operating activities:
   Net income ...................................................................   $   2,741,390    $     417,499    $   5,146,870
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ..............................................       1,173,123          389,404          263,669
     Reserve for customer chargebacks ...........................................              --       (1,223,562)      (3,393,068)
     Provision for uncollectible accounts .......................................         647,875        1,083,826          517,903
     Deferred income taxes ......................................................       1,905,011       (1,282,347)         653,809
     Compensation expense related to stock options ..............................              --          116,218               --
     Net gains on sale of marketable securities .................................         (76,607)        (390,560)        (863,384)
     Gain on nonmonetary cost basis exchange ....................................              --               --         (565,572)
     Permanent impairment charges ...............................................          54,000        4,750,258        2,139,315
     Equity in net losses of joint ventures .....................................              --               --           11,952
     Amortized discounts and premiums on marketable securities ..................         (54,808)        (362,359)        (330,843)
     Minority interest ..........................................................         402,716          134,649         (140,000)
     Changes in assets and liabilities of business:
       Accounts receivable ......................................................       1,327,939       (4,666,714)       1,450,920
       Due from related parties .................................................          49,106          361,223          121,283
       Prepaid expenses and other current assets ................................         277,474           98,939         (826,461)
       Accounts payable .........................................................      (1,730,960)       1,837,087          297,700
       Income taxes prepaid/payable .............................................      (2,696,851)      (1,521,776)        (281,229)
       Due to related parties ...................................................        (116,628)        (976,684)       1,078,443
       Other, principally accrued expenses ......................................         158,724        1,484,397       (2,935,830)
                                                                                    -------------    -------------    -------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES ..............................       4,061,504          249,498        2,345,477
                                                                                    -------------    -------------    -------------
Cash flows from investing activities:
   Purchases of securities ......................................................    (177,342,682)    (225,810,152)    (333,623,263)
   Proceeds from sales of securities ............................................     186,861,999      241,829,982      329,205,886
   Capital expenditures .........................................................      (1,873,743)        (719,709)        (225,410)
   Distributions to minority interest ...........................................        (255,350)
   Payments for asset acquisitions, net of cash received ........................        (545,500)              --               --
   Purchases of long-term investments ...........................................              --          (49,000)        (892,551)
                                                                                    -------------    -------------    -------------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ....................       6,844,724       15,251,121       (5,535,338)
                                                                                    -------------    -------------    -------------
Cash flows from financing activities:
   Purchases of common stock ....................................................      (3,568,212)      (6,074,814)        (747,052)
   Capital contribution from minority interest ..................................              --               --          140,000
   Proceeds from stock options exercised ........................................       1,224,697          480,906          408,690
   Proceeds-net on settled nonmanagement Section 16-b action ....................         114,402               --               --
                                                                                    -------------    -------------    -------------
         NET CASH USED IN FINANCING ACTIVITIES ..................................      (2,229,113)      (5,593,908)        (198,362)
                                                                                    -------------    -------------    -------------
   Effect of exchange rate changes on cash and cash equivalents .................           1,171               --               --
   Net increase (decrease) in cash and cash equivalents .........................       8,678,286        9,906,711       (3,388,223)
   Cash and cash equivalents, beginning of year .................................      14,458,055        4,551,344        7,939,567
                                                                                    -------------    -------------    -------------
   CASH AND CASH EQUIVALENTS, END OF YEAR .......................................   $  23,136,341    $  14,458,055    $   4,551,344
                                                                                    =============    =============    =============
Supplemental disclosures:
   Cash paid during the year for:
     Interest ...................................................................   $     368,345    $          --    $          --
     Income tax payments net of refunds .........................................   $   2,997,160        6,079,114        3,065,105

Noncash investing activities:
   During the fiscal year ended November 30, 2002, the Company has 117,521 shares of its common stock,  issued and issuable,  valued at $728,636, in connection with the purchase of the assets of a closely held, private company (See note 1)

   During the fiscal year ended November 30, 2001, the Company issued 336,243 shares of its common stock,  valued at $1,445,845,  in connection with the purchase of a minority interest (See note 6).

   During the fiscal year ended November 30, 2000, the Company issued 229,862 shares of its common stock,  valued  at$1,616,206,  in connection with the purchase of a long-term investment (See note 6).

Details of Acquisitions (Note 1): ...............................................   InfiKnowledge      ThanksMuch        Combined
                                                                                    -------------    -------------    -------------
   Fair value of assets acquired ................................................   $   1,379,975    $     559,924    $   1,939,899
   Liabilities assumed ..........................................................        (388,838)        (124,924)        (513,762)
   Stock issued .................................................................        (242,879)              --         (242,879)
   Stock issuable ...............................................................        (485,758)              --         (485,758)
                                                                                    -------------    -------------    -------------
       Cash paid ................................................................         262,500          435,000          697,500
     Less: cash acquired ........................................................         (77,767)         (74,233)        (152,000)
                                                                                    -------------    -------------    -------------
       Net cash paid for acquisitions ...........................................   $     184,733    $     360,767    $     545,500
                                                                                    =============    =============    =============

           See accompanying notes to consolidated financial statements

                         TRAFFIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

   NATURE OF BUSINESS

     Traffix, Inc. and its consolidated subsidiaries (collectively, "Traffix" or the "Company", formerly known as Quintel Communications, Inc.) provide consumer targeted direct marketing and customer acquisition services for businesses. The Company utilizes its proprietary and affiliate on-line databases to generate its revenue from direct marketing activities delivered by the Internet. The Company's on-line databases grow through on-line marketing and data acquisition programs. The Company's direct marketing activities have historically been divided into three principle operating segments: a) E-commerce, b) Off-line Marketing Services, and c) LEC Billed Products and Services, with (c) principally inactive during the fiscal year ended November 30, 2002. In fiscal 2000, the Company changed its name to Traffix, Inc. This name change was made to better reflect the Company's business of generating and directing on-line consumer traffic for businesses. The Company's main focus and business strategy is to create compelling content as marketing vehicles that generate revenue for its corporate advertisers and marketing affiliates who seek access to the Company's databases, and the databases of its affiliates under management. Prior to December 1, 1999, the Company had relied exclusively on conventional
("off-line") marketing channels, specifically television broadcast media, telemarketing, direct-mail, and print advertising to facilitate its consumer targeted direct marketing activities.

     Our expansion in, and dependence on, our on-line direct marketing efforts, coupled with the potential for state and/or federal legislation limiting on-line marketing's consumer contact capability and the potential for seasonality within the E-commerce marketplace, should all be considered when referring to our current fiscal year's results, as well as prior year's historical results, in evaluating the potential for our future operations, cash flows, and financial position.

   BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     It is the Company's policy to prepare its financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     The consolidated financial statements of the Company include the accounts of its wholly-owned and majority-owned subsidiaries. Any losses allocated to minority interests are limited to contributed minority interest capital. The Company's other investments (classified in the "Other long-term assets" financial caption, See Note 6) that are accounted for under the equity method, are immaterial, with the majority of its investments valued under the cost method of accounting. Such cost method investments represent ownership interests of less than 20%, with the absence of control and significant influence over such investments. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts for prior periods have been reclassified to conform to current year presentations.

   ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to the accruals for fulfillment redemptions, reserves for uncollectible receivables, data qualification allowances, recoverability of long-lived assets, and the realizability of deferred tax assets. Additionally, the Company has potential exposure resulting from pending and/or threatened litigation for which the Company currently assesses no risk and does not provide for loss, as well as the potential for future actions naming the Company as defendant in future fiscal periods.

                         TRAFFIX, INC. AND SUBSIDIARIES

   REVENUE RECOGNITION

     The Company currently earns the most significant portion of revenue from its E-commerce segment pursuant to marketing agreements with marketing partners and corporate customers (collectively, "Corporate Customers"). The provisions of each agreement determine the type and timing of revenue to be recorded. The Company generates its E-commerce revenue from the following eight basic categories: (1) delivery of consumer traffic to the websites and inbound telemarketing call centers of our Corporate Customers (e.g., click-thrus from the game banners on the Company's websites), (2) delivery of consumer data to our Corporate Customers with respect to the consumers who have registered for our Corporate Customers' products or services (e.g., a consumer who registered via the registration page of one of the Company's websites to receive on-line promotions from our Corporate Customers), (3) delivery of pre-qualified consumer data to our Corporate Customers as a result of consumers' responses to targeted questions and surveys (e.g., do you need a new credit card?), (4) delivery of a sale or completed application for our Corporate Customers' products or services (e.g., a consumer who responds to a Traffix e-mail promotion on behalf of a Corporate Customer and purchases a product with a credit card), (5) generating revenue from any of the foregoing categories by placing our Corporate Customers' offers on the media of third parties with whom we have a marketing relationship on a revenue share basis, (6) sales of Traffix' proprietary products and services directly to consumers (e.g., jewelry, dvds, books, etc.), (7) rentals and sales of copies of specific segments of our databases to Corporate Customers for their proprietary marketing and database enhancements, and (8) customer acquisition services, both on-line and off-line, under a net branch agreement with a qualified mortgage banking establishment.

     The Company invoices its customers in accordance with the terms of each underlying agreement. Revenue is recognized at the time the marketing activity is delivered, or service is provided, net of estimated contractually specified data qualification allowances, when applicable. Such data qualification allowances may include duplications, invalid addresses, age restrictions and other allowances, and are recorded as contra revenue. Historically, the variance between actual allowances and previously estimated allowances has been immaterial. The Company records all related obligations associated with the related net revenue at its point of recognition. The obligations, previously mentioned, include costs payable to other on-line, as well as off-line, advertisers for registered user acquisitions, fee sharing costs under database management agreements, email delivery costs, contingent based prize indemnification coverage (for potential free on-line lottery winners) and all other variable costs directly associated with completing the Company's obligations relative to the revenue recognized. Such revenue recognition is also subject to provisions based on the probability of collection. In certain cases, the Company receives advances prior to fulfilling its obligations. Such advances are deferred until the obligation is fulfilled. At November 30, 2002, the Company's accrued expenses included approximately $729,000 of advances from customers relating to such receipts; at November 30, 2001, advances from customers included in accrued expenses was approximately $632,000. With respect to capitalization and amortization of marketing costs, the Company's policy is to expense, as a cost of sale, data acquisition costs and all other related marketing costs, at the time an obligation or expense is incurred.

     Revenues from the Company's off-line marketing services segment currently include the revenue earned by Montvale Management, LLC, the Company's majority-owned subsidiary. Such revenues are currently 14% of the Company's consolidated net revenues for the year ended November 30, 2002, and result from Montvale's provision of net branch services to mortgage banking and other related financial institutions. Approximately 15% of Montvale's revenues are derived from on-line sources, with such portion being included in the Company's E-commerce segment. Montvale recognizes its commission upon the closing of the loan, with a provision for recessions, where appropriate.

                         TRAFFIX, INC. AND SUBSIDIARIES

     Prior to September 1, 2001, revenues from the Company's off-line marketing services consisted of residential long distance customer acquisition programs, and were recorded upon the achievement of certain events particular to the corresponding program's fulfillment liability. Subsequent to the delivery of the initial sales record to the respective long distance carrier, the Company may have been required to provide to the customer certain products and services (fulfillment liability), such as prepaid cellular telephones and/or other suitable premiums. These costs were estimated and accrued, based upon historical redemption rates, and actual fulfillment costs, as a component of marketing expense and included in the cost of sales, at the time the associated revenues were recognized. The Company's current business, as conducted in its E-commerce segment, in certain cases also requires the provision of a premium. These E-commerce segment premiums are estimated and accrued, based upon historical redemptions rates, augmented by current experience. Such E-commerce premium costs are classified as a component of marketing expense and included in the cost of sales, at the time the associated revenues are recognized. At November 30, 2002 and 2001, accrued expenses, applicable to such E-commerce fulfillment liability, included $629,000 and $158,000 of such costs, respectively. Any variance in the initial accrual as compared to the actual experience is taken into operations in the period that the variance is determinable. See Note 15, "Quarterly Results of Operations (Unaudited)."

     Revenue from the Company's LEC Billed Product and Service segment (the Company has not marketed such services since November 1998, but had recorded residual revenue from such segment during the years ended November 30, 2001 and
2000), consisted of various enhanced telephone services, principally voicemail services, and were recognized net of an estimated provision for refunds and credits subsequently granted to customers ("customer chargebacks"). Since the provision for customer chargebacks was established prior to the periods in which chargebacks are actually expended, the Company's revenues are adjusted in later periods if the Company's incurred chargebacks varied from the amounts previously estimated. The Company's LEC Billed Product and Service segment was inactive during the year ended November 30, 2002. On December 11, 2001, Federal TransTel, Inc. ("FTT"), the Company's sole operating service bureau for billing and collecting on the LEC segment activity, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In response to FTT's bankruptcy filing the Company, as at November 30, 2001, netted its chargeback liability from FTT against its gross receivable from such company, resulting in an approximate $826,000 bad debt charge in fiscal 2001.

     During the fiscal year ended November 30, 2000, based on the fact that a significant portion of previously offered LEC segment services had reached their contractual settlement phase, it was determined that certain chargeback reserves were no longer necessary, and approximately $1.8 million was credited to income for the year ended November 30, 2000. During the fiscal year ended November 30, 2001, approximately $148,000 of such reserves were credited to income; in the current fiscal year, similar adjustments were immaterial in amount.

   CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk have historically consisted of cash and cash equivalents, marketable securities and accounts receivable. Currently the Company invests the majority of its excess cash in high-grade commercial paper, with maturities ranging from three months to two years. Consistent with the above, the Company has historically invested a portion of its excess cash in debt instruments and has maintained guidelines relative to diversification yielding safety and liquidity; the bulk of such funds (approximately $13 million at November 30, 2002) are professionally managed by a major investment bank pursuant to guidelines established by the Company's Board of Directors.

     During the prior fiscal years ended November 30, 2000 and 1999, the Company had invested approximately $1.9 and $3.9 million, respectively, at cost, in equity-based marketable securities, with a significant concentration in the Internet industry. Such investments were made pursuant to the potentially significant synergistic ben-

                         TRAFFIX, INC. AND SUBSIDIARIES
efits to the Company's operations resulting from associated marketing agreements executed at the time of the, Internet industry based, equity security purchases. During the prior fiscal year ended November 30, 2001, the Company recognized losses (through a permanent impairment charge) of $4,190,207 on the cost basis investments noted above. The impairment charge and subsequent disposition of these securities eliminated their related credit risk as of November 30, 2001. At November 30, 2000, the related cost basis of these securities amounted to approximately $5.6 million (See Note 6).

     Cash and cash equivalent balances are principally held at four financial institutions and may, at times, exceed insurable amounts. The Company believes it mitigates its risks by investing in or through major financial institutions. Recoverability is dependent upon the performance of the institutions.

   ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Accounts receivable consist of trade accounts receivable from the Company's customer base, with extension of credit varying between 30 to 60 days, with the majority at 30 days. The Company's customer base is comprised of domestic entities with diverse demographics. The allowance for doubtful accounts is based on management's evaluation of the collectibility of receivables after giving consideration to current delinquency data, historical loss experience and general economic conditions, both at the Company level and sector/industry level. The accounts receivable balances are continually reviewed by management and when situations dictate, provisions for losses are recorded. Additional allowances might be required if the original estimates for loss prove to be inadequate.

   MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS, AT COST

     The Company's Long-term investments, at cost, have historically included investment interests of less than 20% in private companies without a readily determinable market value. At November 30, 2002, the Company does not hold any Long-term investments. If circumstances indicated that the carrying value of such investments is less than their recoverable value, the Company assesses the need to record an impairment loss. Key criteria that the Company considers in its evaluation of potential impairment events include, but are not limited to: the underlying investment's failure to meet its operating projections; failure of the investment to raise additional capital or acquire debt financing; failure to obtain and/or maintain key employees or acquire, or maintain, a specific market share; and the failure of the investments to achieve initial short-term goals as defined in their business plans.

   TRANSACTIONS WITH MAJOR CUSTOMERS

     During the year ended November 30, 2002, the Company had five major customers in its E-commerce segment, which in combination accounted for approximately $22 million of consolidated net revenue, respectively, or 50% of consolidated net revenues. Approximately $3.4 million, or 68.2% of consolidated net accounts receivable was attributable to such major customer group as of November 30, 2002. The five major customers referenced above accounted for 21.5%, 8.5%, 7.9%, 7.5% and 4.5% of consolidated net revenue, respectively, for the year ended November 30, 2002. Of the remaining approximate 100 active customers in the year ended November 30, 2002, no other single customer had net revenue that equaled or exceeded 2.7% of consolidated net revenue.

     The Company continued to conduct business with these major customers as of January 28, 2003, with the exception of the customer, which accounted for over 21.5% of the Company's net revenue for the year ended November 30, 2002. This customer had notified the Company in September 2002, that it was exercising its right to terminate the relationship in accordance with the terms of the underlying agreement, and as such has phased out its business with the Company during the ninety-day period ending December 7, 2002.

                         TRAFFIX, INC. AND SUBSIDIARIES

     During the year ended November 30, 2001, the Company had six major customers, five within its E-commerce segment and one within its Off-line Marketing Services segment, which, in the aggregate, accounted for approximately 54.9% of consolidated net revenues during the year ended November 30, 2001, and approximately 69.1% of consolidated net accounts receivable as of November 30, 2001.

   CASH AND CASH EQUIVALENTS

     All short-term investments with an original maturity of three months or less are considered to be cash equivalents.

   MARKETABLE SECURITIES

     The Company's marketable securities have historically consisted of corporate commercial paper, auction rate securities, equity securities and real estate investment trusts ("REITs"), all of which are held for varying and indefinite periods of time, pursuant to maturity dates, market conditions and other factors. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all marketable securities are considered to be available-for-sale and are classified as current assets. Accordingly, such securities are stated at fair value, with unrealized gains and losses, net of estimated tax effects, included in other comprehensive income
(loss) as a separate component of shareholders' equity, until realized. Actual sales of securities resulting in realized gains and losses on marketable securities are included in the statement of operations, as a component of "Other income (expense)" and are derived using the specific identification method for determining the cost of securities.

   PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are depreciated using the straight-line method over a three to five year useful life depending on the nature of the asset. Leasehold improvements are amortized over the life of the improvement or the term of the lease, whichever is shorter. Expenditures for maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.

     Upon retirement or disposal, the asset cost and related accumulated depreciation and amortization are eliminated from the respective accounts and the resulting gain or loss, if any, is included in the results of operations for the period.

   GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES

     Goodwill and other identifiable intangibles represent the excess of purchase price over the fair value of minority interest in GroupLotto, Inc. a wholly owned subsidiary. The aggregate amount of such cost was $1,445,845, which will be amortized on a straight-line basis over five years. Amortization expense was approximately $533,000 and $108,000, in the fiscal year's ended November 30, 2002 and 2001, respectively.

     Also included in Goodwill and other identifiable intangibles are the current years asset acquisitions of $1,499,512 (see notes 1 and 4).

   LONG-LIVED ASSETS

     If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company estimates: (a) the future cash flows expected to result from the use of such asset over its remaining useful life and (b) the potential cash flows realizable from its possible disposition. If the sum of the

                         TRAFFIX, INC. AND SUBSIDIARIES
expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is measured as a difference between carrying amount and the future discounted cash flows (See Notes 1, 4, 5 and 6).

   INCOME TAXES

     Deferred tax assets and liabilities are based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided against deferred tax assets, which are not likely to be realized (see Note 8).

   ADVERTISING AND MARKETING EXPENSES

     The Company's advertising and marketing costs, incurred in the advertising and marketing of the products, services and promotional offers of its marketing clients, are comprised of (1) costs associated with the transmission of email marketing messages, both from internal sources and external third party vendors,
(2)  costs  associated  with  on-line  customer   acquisition  data,  (3)  costs
associated with the fulfillment obligations relating to premiums offered in conjunction with the Company's promotions, and (4) email program promotional and creative development costs. Such costs are charged to operations (1) at the time of the email transmission, (2) upon receipt of the qualified customer acquisition data, (3) at the time the premium obligation related revenue is recorded, and (4) at the time the promotional and creative services are provided, respectively, and are included as a component of cost of sales.

     Total advertising and marketing expenses by segment for fiscal 2002, 2001 and 2000 were as follows:

                                       CONSOLIDATED ADVERTISING AND MARKET COSTS
                                                YEAR ENDED NOVEMBER 30,
                                       -----------------------------------------
                                           2002           2001           2000
                                       -----------    -----------    -----------
E-commerce ........................    $11,278,745    $ 7,519,511    $ 5,611,762
Off-line Marketing Services .......        619,331      1,194,026      3,010,215
                                       -----------    -----------    -----------
      Consolidated totals .........    $11,898,076    $ 8,713,537    $ 8,621,977
                                       ===========    ===========    ===========

   COMPREHENSIVE INCOME (LOSS)

     The Company presents unrealized gains and losses on its marketable securities as a component of "Comprehensive income (loss)" and are presented below:

                                                                 YEAR ENDED NOVEMBER 30,
                                                        -----------------------------------------
                                                            2002           2001           2000
                                                        -----------    -----------    -----------
Net income ..........................................   $ 2,741,390    $   417,499    $ 5,146,870
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment .............         1,171             --             --
   Unrealized gain (loss) from available-for-sale
     securities, net of income taxes of, $0 for 2002,
     $0 for 2001 and $0 for 2000 ....................       (40,692)       614,561     (5,431,312)
   Less: reclassification adjustment for losses
     realized in net income .........................            --      4,188,957             --
   Add: reclassification adjustment for gains
     realized in net income .........................            --       (345,291)            --
                                                        -----------    -----------    -----------
            Comprehensive income (loss) .............   $ 2,701,869    $ 4,875,726    $  (284,442)
                                                        ===========    ===========    ===========

                         TRAFFIX, INC. AND SUBSIDIARIES

   SEGMENT INFORMATION

     Segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. Disclosure is also required about products and services, geographic areas and major customers. The Company's three principle operating segments are: a) E-commerce, b) Off-line Marketing Services, and c) LEC Billed Products and Services, with the related segment disclosure information presented in Note 14.

   RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, once SFAS 142 is adopted, which will be in our fiscal year ending November 30, 2003; however, these assets must be reviewed at least annually for impairment subsequent to adoption. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. The provisions of SFAS 142 will be effective for our fiscal year ending November 30, 2003; earlier adoption was not elected by the Company pursuant to the terms of SFAS 142. However, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the nonamortization provisions of SFAS 142. While we are currently in the process of evaluating the potential impact that the adoption of SFAS 142 will have on our consolidated financial position and results of operations, our preliminary assessment is that the adoption of SFAS 142 will have an immaterial impact on the Company.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 sets forth the guidelines regarding the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and any costs associated with the related assets' retirement. The provisions of SFAS 143 will be effective for our fiscal year ending November 30, 2003. Based on the relative components of our balance sheet at November 30, 2002 we believe that the adoption of SFAS 143 will have an immaterial impact on the Company's consolidated financial position and results of operations, if any effect at all.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The provisions of SFAS 144 will be effective for our fiscal year ending November 30, 2003 and will be applied prospectively. We are currently in the process of evaluating the potential impact that the adoption of SFAS 144 will have on our consolidated financial position and results of operations. Based on the relative components of our balance sheet at November 30, 2002 we believe that the adoption of SFAS 144 will have an immaterial impact on the Company's consolidated financial position and results of operations, if any effect at all.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections". SFAS 145 promulgates rules regarding the financial accounting and reporting requirements, which include gains and losses resulting from the extinguishments of debt and the treatment of sale-leaseback transactions. The provisions of SFAS 145 will be effective for our fiscal year ending November 30, 2003. Based on the relative components of our balance sheet at November 30, 2002 we believe that the adoption of SFAS 145 will have an immaterial impact on the Company's consolidated financial position and results of operations, if any effect at all.

                         TRAFFIX, INC. AND SUBSIDIARIES

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

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). This Interpretation requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair market value of an obligation assumed under the guarantee. Disclosures by the guarantor in its interim and quarterly financial statements about obligations associated with guarantees issued are also required by FIN 45. The recognition requirements of FIN 45 are effective for guarantees that are issued after December31, 2002. The Company feels that the adoption of this Interpretation will have little, if any, effect on the Company's consolidated financial position and results of operations.

     In October 2002, Statement of Financial Accounting Standards No. 147 "Acquisitions of Certain Financial Institutions ("FAS 147") was issued. The statement addresses the financial accounting and reporting for the acquisition of all or a part of a financial institution. Additionally, FAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets. The provisions of this statement will be effective for acquisitions on or after October 1, 2002. Based on our initial review of FAS 147 we believe that its adoption will have no material impact on either our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure ("FAS 148"). This statement amends SFAS No. 123 "Accounting for Stock Based Compensation", providing alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002 while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002. The company believes that the adoption of this statement will have an immaterial impact on the Company's consolidated financial position and results of operation.

   RECLASSIFICATIONS

     Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

   ASSET ACQUISITIONS

     In December 2001, the Company acquired 100% of the assets of the following two entities for a total cost of $1,676,682. The components of the asset purchase prices are set forth following the descriptions of the assets acquired:

     o InfiKnowledge, a software development and Internet services firm based in New Brunswick, Canada, with the key assets purchased including an email delivery system, a suite of over 50 on-line games, as well as a team of highly skilled, interactive game developers who, the Company believes, possess the capa-

                         TRAFFIX, INC. AND SUBSIDIARIES
          bilities to enhance, develop and add support to its on-line marketing business and provide the foundational assets to allow the Company to internalize its email delivery platform through capital expenditures, thereby reducing its reliance on third party email delivery vendors.

     o ThanksMuch, a Woodmere, New York based company that specializes in the on-line sale of costume jewelry and other small gift items. The
          Company anticipates that the assets acquired, coupled with the management team who will continue to run the business, will be utilized to provide an opportunity for increased revenue, gross profits and cash flows in future fiscal periods.

     The total purchase price for these two acquisition was: (a) cash of $897,500, of which $697,500 was paid simultaneous with the respective asset acquisition closings in December 2001 and $200,000 of which is payable to the sellers of Infiknowledge on December 6, 2002 and which is included as a component of the Company's accrued expenses as at November 30, 2002; and (b) 117,521 shares of the Company's common stock, valued at $6.20 per share (the average closing prices of the Company's stock for the period December fourth to December tenth of 2001), which accounted for the additional consideration in the InfiKnowledge asset acquisition. Of the total share consideration, 39,174 of such shares were issued at the closing of the InfiKnowledge acquisition and 78,347 shares remain issuable, with 39,174 shares to be issued on December 6, 2002 and 39,173 shares to be issued on December 6, 2003. The issuable shares were considered as outstanding common shares in the computation of both basic and diluted weighted shares outstanding for the period December 6, 2001 to November 30, 2002. Goodwill and other intangible assets recognized in the transactions amounted to $1,499,512, of which approximately 90%, or $1.3 million, is expected to be deductible for income tax purposes. The goodwill and other intangibles were assigned to the E-commerce segment.

2. RELATED PARTY TRANSACTIONS

     The Company incurred approximately $798,000, $745,000 and $630,000, respectively, during fiscal 2002, 2001 and 2000, in legal fees to a firm having a member who is also a director of the Company. The fees charged by such firm were at rates comparable to rates obtainable from other firms for similar services.

3. MARKETABLE SECURITIES

     The carrying amount of the Company's marketable securities is shown in the table below:

                                                       NOVEMBER 30,
                                 -------------------------------------------------------
                                            2002                        2001
                                 --------------------------   --------------------------
                                    COST       MARKET VALUE      COST       MARKET VALUE
                                 -----------   ------------   -----------   ------------
Available-for-sale securities:
   Equity securities .........   $ 1,067,522    $ 1,099,406   $   759,730    $   812,999
   Corporate commercial paper     13,150,000     13,150,000    22,845,692     22,865,000
                                 -----------    -----------   -----------    -----------
            Total ............   $14,217,522    $14,249,406   $23,605,422    $23,677,999
                                 ===========    ===========   ===========    ===========

     Marketable securities shown in the above table are carried at historical cost, net of unamortized discounts of $0 and $54,308 as at November 30, 2002 and 2001, respectively, and stated at fair value; the cost basis of marketable securities with scheduled maturities within one year were $13,150,000 and $22,845,692 for fiscal 2002 and fiscal 2001, respectively.

                         TRAFFIX, INC. AND SUBSIDIARIES

     Proceeds, realized gains and realized losses from sales of securities classified as available-for-sale for fiscal year 2002, 2001 and 2000 consisted of the following:

                                         2002              2001             2000
                                     ------------     ------------     ------------
Proceeds from sales of securities    $186,861,999     $241,829,982     $329,205,886
Gross realized gains ............         103,729          412,115          943,143
Gross realized losses ...........         (27,122)         (24,168)         (79,759)

4. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

     The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows:

                                          AS OF NOVEMBER 30, 2002     AS OF NOVEMBER 30, 2001
                                         -------------------------   -------------------------
                                           GROSS                       GROSS
                                          CARRYING     ACCUMULATED    CARRYING     ACCUMULATED
                                           AMOUNT     AMORTIZATION     AMOUNT     AMORTIZATION
                                         ----------   ------------   ----------   ------------
Amortized intangible assets:
   GroupLotto identifiable intangibles   $1,445,845   $  407,246   $1,445,845   $  108,438
   Montvale identifiable intangibles .           --           --       25,000           --
   Infiknowledge identifiable
      intangibles ....................      502,047       98,104           --           --
   Thanksmuch identifiable
      intangibles ....................       60,000       13,850           --           --
   Marketing Right License Fee .......      300,000      106,450           --           --
                                         ----------   ----------   ----------   ----------
      Total amortizable intangible
         assets ......................   $2,307,892   $  625,650   $1,470,845   $  108,438
                                         ==========   ==========   ==========   ==========
Unamortized intangible assets:
   Goodwill-- Infiknowledge ..........   $  647,729                $       --
   Goodwill-- Thanksmuch .............      289,736                        --
                                         ----------                ----------
      Total Goodwill .................   $  937,465                $       --
                                         ==========                ==========

     The future intangible amortization expense for the next five fiscal years is estimated to be as follows:

  FISCAL YEAR ENDING NOVEMBER 30,
  -------------------------------
  2003 ......................................................   $595,128
  2004 ......................................................    401,578
  2005 ......................................................    401,578
  2006 ......................................................    281,651
  2007 ......................................................      2,305

     The amortizable intangibles listed above are deemed to have a finite life of five years from date of acquisition; the straight-line method of amortization has been applied to such assets in calculating their respective amortization.

     For the Infiknowledge acquisition indentifiable intangibles, amortization expense has been recorded for the period December 6, 2001 (date of acquisition) to November 30, 2002.

     For the ThanksMuch acquisition indentifiable intangibles, amortization expense has been recorded for the period December 14, 2001 (date of acquisition) to November 30, 2002.

                         TRAFFIX, INC. AND SUBSIDIARIES

     For the GroupLotto acquisition indentifiable intangibles, amortization expense has been recorded for the July 23, 2001 (date of acquisition) to November 30, 2002.

     For all of the above referenced acquisition based intangibles, there are no contingencies for cash and/or shares, other than those described in Note 1 to the financial statements.

5. PROPERTY AND EQUIPMENT

     Property and equipment for the years ended November 30, 2002 and 2001 consists of the following:

                                                        2002         2001
                                                     ----------   ----------
Furniture and fixtures ...........................   $  375,323   $  173,929
Computers and equipment ..........................    3,379,468    1,760,543
Leasehold improvements ...........................       97,538       44,113
                                                     ----------   ----------
                                                      3,852,329    1,978,585
   Less, accumulated depreciation and amortization    1,683,173    1,026,883
                                                     ----------   ----------
                                                     $2,169,156   $  951,702
                                                     ==========   ==========

     Depreciation  and  amortization  expense for the years ended  November  30,
2002,  2001  and  2000  was  approximately  $656,000,   $281,000  and  $264,000,
respectively.

6. MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS, AT COST, AND PRIOR YEAR ACQUISITIONS

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

   PRIOR YEAR COMPLETED ACQUISITIONS

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

     During the fiscal year ended November 30, 2000, the Company had invested approximately $500,000 in a private company, and carried the investment under the cost method. After review of such investment, and the investment's continued failure to achieve significant goals set forth in its business and financing plans, such investment fell within the Company's impairment evaluation criteria. According to the above analysis, the Company's impairment loss for the prior fiscal year's first quarter ended February 28, 2001 amounted to $500,051, and is included as a component of other income (expense) "Permanent impairment charges" for the year ended November 30, 2001. During the prior fiscal year's second quarter ended May 31, 2001, this entity effectively wound down operations and ceased doing business.

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

     The remaining investee, itarget.com, Inc. (which at that time was a privately held company that specialized in on-line permission based e-mail marketing and consumer data information services), was an entity in which the Company had originally invested $500,000 in November 1999. In January 2000, the Company increased its cost-based investment position through the issuance of its common stock pursuant to a stock swap agreement. The agreement required that 229,862 Traffix common shares be issued in exchange for 42,372 newly issued Series B, convertible preferred shares of itarget.com, Inc. The Traffix share issuance increased the cost-based carrying value of the itarget.com investment by $1,616,206. On March 29, 2000, itarget.com merged with Cybergold, Inc., (at that time a public company that traded as Nasdaq:CGLD). Pursuant to the merger, the Company received Cybergold, Inc. shares in exchange for its itarget.com, Inc. shares. This merger event caused the previously classified long-term, cost-based investment to be transferred to the available-for-sale marketable security classification. In fiscal 2000, the Company recognized a nonmonetary, pre-tax gain of approximately $566,000 on the new accounting basis of the Cybergold, Inc. shares, which is included as a component other income (expense). On April 17, 2000, MyPoints.com, Inc. (Nasdaq:MYPT) agreed to acquire Cybergold, Inc. in a tax-free, stock-for-stock, fixed share transaction. The transaction closed on August 7, 2000, whereby the Company received approximately 117,000 shares of MyPoints.com, Inc. in return for its Cybergold, Inc. shares in accordance with the terms of the merger. During the prior fiscal year ended November 30, 2001, the Company recognized a loss on the MyPoints.com, Inc. shares (through a permanent impairment charge) of $2,553,778. This permanent impairment was the result of the Company's evaluation of its marketable securities, in terms of measuring risk at the individual company level coupled with risk at the market level. As a result of this analysis, the Company determined that the decline in the related security was "other than temporary" and, in response to such determination, recorded the aforementioned impairment charge. On June 4, 2001, an affiliate of UAL Corp. (NYSE:UAL) announced that it intended to acquire all of the common stock of MyPoints.com, Inc. in a cash tender offer of $2.60 a share. The Company tendered all of its MyPoints.com, Inc. shares during the third quarter of the fiscal year ended November 30, 2001 and recorded an approximate $224,000 gain at that time.

     During the year ended November 30, 2000, the Company expended an additional $1,060,051 on cost-based investments. As at November 30, 2000, the Company had evaluated those long-term investment purchases and recorded an impairment loss of $327,500 against the carrying value of such investments, and included such adjustment as a component of other income (expense) "Permanent impairment charges" in that year.

7. ACCRUED EXPENSES

     Accrued expenses are comprised of the following at:

                                                             NOVEMBER 30,
                                                    ----------------------------
                                                       2002               2001
                                                    ----------        ----------
Accrued payroll and bonuses ................        $  983,909        $  882,817
Advances from customers ....................           729,202           631,665
Accrued fee share liabilities ..............           805,632           609,596
Other ......................................         1,938,901         1,974,843
                                                    ----------        ----------
   Total accrued liabilities ...............        $4,457,644        $4,098,921
                                                    ==========        ==========

                         TRAFFIX, INC. AND SUBSIDIARIES

8. INCOME TAXES

     The provision (credit) for income taxes consists of the following:

                                                YEAR ENDED NOVEMBER 30,
                                       -----------------------------------------
                                           2002           2001           2000
                                       -----------    -----------    -----------
Current tax provision (credit):
   U.S federal taxes ...............   $    75,262    $ 3,444,673    $ 2,191,023
   Foreign taxes ...................       330,401             --             --
   U.S. state tax ..................       286,173     (1,154,105)       774,953
                                       -----------    -----------    -----------
                                           691,836      2,290,568      2,965,976
                                       -----------    -----------    -----------
Deferred tax provision (credit):
   U.S federal taxes ...............       870,370      1,112,875        426,922
   Foreign taxes ...................       (49,626)            --             --
   U.S. state tax ..................       274,314       (128,243)        78,856
                                       -----------    -----------    -----------
                                         1,095,058        984,632        505,778
                                       -----------    -----------    -----------
            TOTAL PROVISION ........   $ 1,786,894    $ 3,275,200    $ 3,471,754
                                       ===========    ===========    ===========

     The following is a reconciliation of the income tax expense computed using the statutory federal income tax rate to the actual income tax expense and its effective income tax rate:

                                                     YEAR ENDED NOVEMBER 30,
                                           -----------------------------------------
                                               2002           2001           2000
                                           -----------    -----------    -----------
Income tax expense computed
   at statutory rate ...................   $ 1,539,617    $ 1,217,170    $ 2,930,332
State income taxes, net of federal
   income tax benefit ..................       369,921        649,857        333,813
Foreign tax statutory rate over
   U.S statutory rate ..................        56,276             --             --
Tax settlements ........................      (220,472)            --             --
Capital losses generating no tax benefit            --      1,456,390             --
Change in valuation allowance ..........       (66,647)      (133,237)      (200,000)
Nondeductible items ....................       108,199         85,020        407,609
                                           -----------    -----------    -----------
                                           $ 1,786,894    $ 3,275,200    $ 3,471,754
                                           ===========    ===========    ===========

                         TRAFFIX, INC. AND SUBSIDIARIES

     The components of net deferred tax assets are as follows:

                                                               NOVEMBER 30,
                                                        --------------------------
                                                            2002           2001
                                                        -----------    -----------
Deferred tax assets:
   Current:
     Accrued expenses and reserves not currently
       deductible ...................................   $ 1,238,953    $ 2,432,670
     Realized capital losses on marketable securities
       and long term investments ....................     1,598,180      1,641,424
     Valuation allowance on realized capital losses .    (1,598,180)    (1,641,424)
     Intangibles ....................................         9,838        278,675
     Foreign Income Tax Credit carryforward .........       276,030             --
     Net operating loss carryforward ................            --        531,470
                                                        -----------    -----------
         Total current assets .......................     1,524,821      3,242,815
                                                        -----------    -----------
   Non-current:
     Accrued expenses and reserves not currently
       deductible ...................................            --         40,677
     Fixed assets-Canada ............................        49,626
     Fixed assets and intangibles ...................            --         44,000
     State net operating losses .....................            --      1,408,252
     Valuation allowance ............................            --     (1,345,845)
                                                        -----------    -----------
         Total noncurrent assets ....................        49,626        147,084
                                                        -----------    -----------
         Total assets ...............................     1,574,447      3,389,899
                                                        -----------    -----------
Deferred tax liabilities:
     State net operating losses .....................     1,384,849             --
     Valuation allowance ............................    (1,322,442)            --
     Fixed assets and intangibles ...................      (151,966)            --
                                                        -----------    -----------
         Total noncurrent liabilities ...............       (89,559)            --
                                                        -----------    -----------
         Net deferred tax assets ....................   $ 1,484,888    $ 3,389,899
                                                        ===========    ===========

     At November 30, 2002 and 2001, valuation allowances of $1,322,442 and $1,345,845, respectively were established, primarily for state tax net operating losses, which can not be carried back by statute, and have reduced the deferred tax assets to an amount which the Company believes is more likely than not to be realized.

     During the year ended November 30, 2001, a valuation allowance of $1,641,424 was established for realized capital losses. During the year ended November 30, 2002, the Company recognized $43,244 in tax savings related to net capital gains, which were not taxed, based on the realization of the tax benefit of the prior year's capital loss valuation allowance. At November 30, 2002, the capital loss deferred tax asset and related valuation allowance were reduced for the current years tax benefit realized. At November 30, 2001 the Company did not recognize the benefit of an immaterial prior year capital gain for purposes of establishing carryback value, and the Company did not have specific appreciated capital gain property to provide future carryforward value, therefore a full valuation allowance was taken at November 30, 2001 to reduce the related deferred tax assets to an amount which the Company believed was more likely than not to be realized. At November 30, 2002 the balance of the tax deferred asset relating to prior year's capital losses amounted to $1,598,980, with a corresponding full valuation allowance of $1,598,980. Such capital losses expire on November 30, 2006.

                         TRAFFIX, INC. AND SUBSIDIARIES

     The Company has approximately $52.5 million of state net operating losses expiring through 2015.

9. REGULATORY ISSUES AND OTHER RISK CONSIDERATIONS

     Various state laws exist, and federal legislation is currently pending, that limit the Company's ability to deliver commercial e-mail messages to consumers. The Federal Trade Commission is convening a three-day workshop to review commercial e-mail practices. There are presently no federal laws that explicitly regulate sending unsolicited e-mail. The pending federal bills and existing state laws require that certain "opt-out" procedures be included in e-mails and prohibit "false routing" or "fictitious address" information. Existing state, and pending federal, laws require functioning return e-mail addresses and that valid postal addresses be included by the senders of commercial e-mail messages. Some states require an "ADV" label in the subject line, and proscribe false header or misleading subject lines. Attorneys General and/or consumers are given authority to enforce the state laws. Over half the states have enacted legislation affecting the sending of unsolicited commercial e-mail. If strict federal legislation is subsequently written into law, with its terms specifically limiting the Company's ability to market its offers, the Company could potentially realize a material adverse impact in future fiscal period net revenue growth, and therefore, profitability and cash flows could be adversely affected.

     In November 2002, the Company received an inquiry from the Federal Trade Commission questioning whether the Company needed to comply with the Graham Leach Bliley Act (privacy of consumer information for financial institutions) arising from Atlas Credit Group, one of the Company's Internet subsidiaries. The Company responded by stating that the Company need not comply with the Graham Leach Bliley Act because Atlas Credit Group utilizes advertising from other financial institutions, but is not itself a financial institution as defined under the statute. The Company has not received any further comments from the Federal Trade Commission. ThanksMuch.com, LLC, another of the Company's Internet subsidiaries, was served with a class action lawsuit in State Court in the County of Los Angeles, California, for damages associated with allegedly violating the State's Shipping and Handling laws. This suit was recently settled. The settlement offers a $5.00 certificate to California consumers on future purchases of ThanksMuch products and provides a small payment for attorneys' fees.

     The Pennsylvania Attorney General's Office had requested the Company to enter into an Assurance of Voluntary Compliance Agreement to resolve allegations concerning certain of the Company's sales practices. The Attorney General alleged that the Company Fly Free telemarketing program, as well as certain pay-per-call services, did not adequately disclose to the consumer the terms of the offer being made. The Agreement also provides for a payment to the State in an amount yet to be determined. Discussions with the Pennsylvania Attorney General's Office are on-going.

     Any changes in the Internet operating landscape that materially hinder the Company's current ability and/or cost to deliver commercial e-mail messages to the consumer records in the Company's databases, and the consumer records in the databases of the Company's affiliates, could potentially cause a material impact on net revenue and gross margin and, therefore, the Company's profitability and cash flows could be adversely affected.

10. CESSATION OF 900 PAY-PER-CALL BUSINESS

     In accordance with the Company's business strategy of separating itself from the 900 Pay-Per-Call business which was reported as a component of LEC Billed products and services (see Note 14), on June 4, 1999, the Company entered into an agreement with ARS (the "ARS Agreement"), pursuant to which the Company agreed to cease conducting, marketing, advertising or promoting certain "stand alone" 900 Pay-Per-Call Psychic Services described in the ARS Agreement (the "900 Psychic Services") directly or indirectly through any affil

                         TRAFFIX, INC. AND SUBSIDIARIES
     iate, until January 17, 2001. ARS agreed to assume responsibility for the employees and for the lease of the premises used by this business in Fort Lauderdale, Florida, to acquire the computer equipment and other furniture, fixtures and leasehold improvements used by this business.

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

     The ARS Agreement was effective as of May 31, 1999. During the fiscal years ended November 30, 2001 and 2000, the Company has recorded royalty revenue under the terms of the ARS Agreement amounting to $486,000 and $3.4 million, respectively, all of which has been collected.

11. COMMITMENTS AND CONTINGENCIES

   LEASES

     The Company is obligated under a noncancelable real property operating lease agreement that expires in fiscal 2006. Future minimum rents consist of the following at November 30, 2002:

2003 ...........................................................   $  546,017
2004 ...........................................................      384,759
2005 ...........................................................      348,440
2006 ...........................................................      215,000
Thereafter .....................................................           --
                                                                   ----------
                                                                   $1,494,216
                                                                   ==========

     The lease contains escalation clauses with respect to real estate taxes and related operating costs. The accompanying financial statements reflect rent expense on a straight-line basis over the term of the lease as required by accounting principles generally accepted in the United States of America. Rent expense for all leases was $571,000, $352,000 and $279,000 for fiscal 2002, 2001 and 2000, respectively.

   EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements, effective December 1, 2001, with certain executive officers of the Company. Such agreements expire on November 30, 2004. Pursuant to the agreements said officers are entitled to an annual increase of at least ten percent (10%) more than the annual rate in the immediately preceding year; said officers will each receive bonuses upon the Company's achievement of certain pre-tax income milestones, as well as discretionary bonuses subject to approval of the Company's Board of Directors; said officers were each issued options to acquire 105,000 shares of the Company's Common Stock; said officers agreed not to compete or engage in a business competitive with the business of the Company during the term of the agreement and for a period of one year thereafter; if an officer/employee's employment is terminated other than as a result of a "For Cause Event" (as defined in the agreements), he shall be entitled to receive additional compensation and other consideration, all as more fully described in the agreements; and, if an employee's employment is terminated as a result of a "Change in Control" (as defined in the agreements), he shall be entitled to receive a one-time payment in an amount equal to 2.99 times his "base amount" determined in accordance with the applicable provisions of the Internal Revenue Code.

                         TRAFFIX, INC. AND SUBSIDIARIES

   LITIGATION

     NANCY GAREN

     On or about October 16, 2001, Nancy Garen, author of "Tarot Made Easy", commenced an action against a series of defendants, including the Company, in the United States District Court for the Central District of California, entitled NANCY GAREN V. STEVEN L. FEDER ET AL. (EDCV 01-790 (VAP-SGLx). Plaintiff alleged that defendants were liable for a copyright infringement, contributory copyright infringement, vicarious copyright infringement, unfair competition, contributory federal unfair competition and state statutory and common law unfair competition and damages from alleged infringement of a copyright. Pursuant to a settlement with the defendants other than the Company, the action was dismissed as against the Company, with prejudice and without any cost to the Company.

     MAVIES WINGLER

     On or about May 9, 2001, Mavies Wingler commenced an action against Group Lotto, Inc. ("GLI"), one of the Company's wholly-owned subsidiaries, in the Circuit Court of Logan County, West Virginia. Ms. Wingler claims to have picked the winning numbers entitling her to $10 million. On June 8, 2001, the action was removed to the United States District Court, Southern District of West Virginia, and is entitled WINGLER V. GROUPLOTTO, INC., Docket Number 2:01 -- CV -- 518. The action is in the discovery stage. At the end of 2002, Ms. Wingler's attorney withdrew, and she is now representing herself. The Company and GLI have a contract of indemnification with SCA Promotions, Inc. to be indemnified for prizes paid out to qualified winners. GLI winners are required to produce the Group Lotto Entry Notification form ("GLEN") within a specified period of time after matching a drawing's winning numbers in order to qualify for receipt of the appropriate prize winnings. The Company does not believe that there is any merit to Ms. Wingler's claim and intends to vigorously continue its defense thereof.

     DANIEL RODGERS

     In March 2002, Daniel Rodgers commenced an action against the Company in Supreme Court of the State of New York, Rockland County. The complaint alleges that the Company disseminated false and misleading advertisements through e-mail advertisements and through the website of GLI. In August 2002, the Company filed a motion to dismiss the complaint. In January 2003, the court issued an order dismissing the action. The plaintiff may file an appeal from the decision within a specified 30-day period, which has not yet expired.

     PLASMANET

     On November 21, 2002, Plasmanet, Inc., one of the Company's competitors, commenced an action alleging patent infringement and misappropriation of trade secrets. PLASMANET, INC. V. APAX PARTNERS, INC., ET AL., Case No. 02 CIV 9290 (S.D.N.Y.). Plasmanet operates a website, FreeLotto.com, which is similar to one operated by GLI. Plasmanet alleges that on September 24, 2002 it obtained a patent for a "Free Remote Lottery System" and that the Company infringed said patent. In addition, Plasmanet asserts that the Company misappropriated Plasmanet's trade secrets after it was shown a private placement memorandum by an agent of Plasmanet's investment banker. The complaint seeks injunctive relief and unspecified money damages. The Company believes there is no merit to the claims and intends to vigorously defend against them.

                         TRAFFIX, INC. AND SUBSIDIARIES

     QWEST COMMUNICATIONS

     Qwest Communications, Inc. has notified the Company of an indemnification claim relating to a class action filed against Qwest in Minnesota. BINDNER V. LCI INTERNATIONAL TELECOM CORP. ET AL., District Court of Minnesota, County of Sibley, Case No. C0-00-242. Plaintiffs in that action claim that in late 1999 into mid-2000, they were misled when they were solicited to change their long distance carrier to Qwest. They assert that they were not told that they would have to stay at certain hotels and pay their regular rates as part of a promotion, which offered them free airline tickets. The Company introduced the promotion ("Fly Free America") to Qwest, and had been retained by Qwest to operate the telemarketing campaign. Fraud claims in the class action have been dismissed, leaving breach of contract and false advertising claims. An application for class certification is now pending. The class could be as large as 12,000 claimants.

     In or about May 2000, the Company and Qwest entered into an agreement terminating their contract and settling the amount due the Company (the "May 2000 Agreement"). The May 2000 Agreement contained language which Qwest claims obligates the Company to indemnify Qwest for any loss it may sustain by reason of this class action. The Company maintains that it has no liability in the matter. In November 2002, the Company commenced an arbitration against Qwest to recover certain moneys due it pursuant to the May 2000 Agreement. In December 2002, Qwest filed counterclaims in the arbitration relating to the Fly Free America program. Qwest asserts that the Company must indemnify Qwest for, among other things, fines and penalties amounting to approximately $1.5 million which Qwest claims it paid in connection with a number of consent decrees it entered into with various State Attorneys General, an unspecified amount of attorneys' fees, and any and all expenses, penalties or other amounts Qwest becomes liable for in connection with the class action. Qwest also seeks reimbursement of approximately $3.1 million it paid the Company pursuant to the May 2000 Agreement. The Company believes that there is no merit to Qwest's counterclaims and intends vigorously to defend against them, as well as to pursue its claim.

     COLUMBIA HOUSE/RYDEL

     In or about August 2002, Sony Music Entertainment, Inc., d/b/a Columbia House, one of the Company's clients, notified the Company of an indemnification claim relating to a class action filed against Columbia House, among others, in Illinois. RYDEL V. COMTRAD INDUSTRIES, INC. ET AL., Circuit Court of Cook County, Illinois, No. 02 CH 13269. Plaintiff claims to have received unsolicited commercial e-mail from, among others, Columbia House, in violation of Illinois law. Columbia House advised the Company that it believes that the email in question was not approved by Columbia House when it was sent by the Company, and asserted a claim for indemnification against the Company pursuant to their contract. The Company and Columbia House agreed to defer resolution of the indemnification claim (and reserved each of their respective rights). Columbia House is defending against the class action and has filed a motion to dismiss it. In or about January 2003, the Company was named as a defendant in the class action. In an additional count in the complaint, the plaintiff asserts that the Company violated the Illinois Consumer Fraud and Deceptive Business Practices Act by providing to a co-defendant a list of consumers who had consented to receive commercial e-mails when, the complaint alleges, they had not. The complaint seeks injunctive relief and unspecified damages. The Company is currently investigating the claim, and will timely respond to the complaint in due course.

                         TRAFFIX, INC. AND SUBSIDIARIES

     SPRINT COMMUNICATIONS, TINA HARRISON, LISA WATTERS (UTAH CLAIMS)

     Sprint Communications, one of the Company's former clients, has notified the Company of an indemnification claim relating to a class action filed against Sprint in Utah (GILLMAN V. SPRINT COMMUNICATIONS CO. L.P., District Court of Utah, Third Judicial District Salt Lake City, Civil No. 020406640). Plaintiff claims to have received unsolicited commercial e-mail in violation of Utah law. Sprint has advised the Company that it is defending the action and has filed a motion for summary judgment dismissing the claims. In addition, Sprint has advised the Company that it has received a settlement demand for an amount which is not material. In January 2003, the Company received notice of two additional claims filed in Utah state court: WATTERS V. TRAFFIX, INC., MONGLYPH.COM, AND PHILLIP C. WILSON AND JOHN DOES ONE THROUGH TEN, (No. 20413327); and HARRISON V. TRAFFIX, INC. AND JOHN DOES ONE THROUGH TEN, (No. 20414190), District Court of Utah, Third Judicial District Salt Lake County, Sandy Department. In each of these actions, the plaintiff claims to represent a class of Utah residents who received unsolicited commercial e-mail in violation of Utah law. The Company is currently engaged in discussions to resolve these matters for an amount that would not be material.

     The Company is unable to determine the ultimate outcome of the foregoing actions, and, accordingly, no provision has been recorded in the financial statements as of November 30, 2002.

12. EARNINGS PER SHARE

     The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

                                                         YEAR ENDED NOVEMBER 30,
                                                  ------------------------------------
                                                     2002         2001         2000
                                                  ----------   ----------   ----------
Denominator:
   Denominator for basic earnings per
   share -- weighted average shares ...........   13,350,794   14,794,159   14,792,734
Effect of dilutive securities:
   Stock options ..............................      896,656      602,460      701,929
                                                  ----------   ----------   ----------
   Denominator for diluted earnings per share--
     adjusted weighted average shares .........   14,247,450   15,396,619   15,494,663
                                                  ==========   ==========   ==========

     Options to purchase 919,291, 661,250 and 515,896 shares of common stock that were outstanding at November 30, 2002, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. The vesting period of the options range from immediate vesting, to three year, pro-rata vesting, in accordance with the terms authorized by the option compensation committee.

                         TRAFFIX, INC. AND SUBSIDIARIES

13. STOCK OPTION PLAN AND WARRANTS

     During fiscal 1995, the Company implemented the 1995 Stock Option Plan (the "Stock Option Plan") effective as of October 1995. The Stock Option Plan provides for the grant of options to purchase up to 750,000 shares of the Company's common stock either as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the United States Internal Revenue Code or as options that are not intended to meet the requirements of such section ("Nonstatutory Stock Options"). Options to purchase shares may be granted under the Stock Option Plan to persons who, in the case of Incentive Stock Options, are employees (including officers) of the Company or, in the case of Nonstatutory Stock Options, are employees (including officers), consultants or nonemployee directors of the Company. The Stock Option Plan has been amended, most recently in August 2002 to provide for the granting of options to purchase additional shares of the Company's common stock. After these amendments, there were a total of 5,350,000 grants made available to purchase the Company's common stock under the Stock Option Plans.

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

     In addition, the Company's Stock Option Plan provides for certain automatic grants of options to the Company's nonemployee directors in consideration for their services performed as directors of the Company and for attendance at meetings. It provides for a one-time automatic grant of an option to purchase 25,000 shares of common stock at market value to those directors who were serving on the Board of Directors at the inception of the Stock Option Plan and also to those persons who become nonemployee directors of the Company in the future, upon their appointment or election as directors of the Company. In addition, the amended Stock Option Plan provides for quarterly grants to each nonemployee director of the Company of options to purchase 6,250 shares of the Company's common stock at the market value on the date of each grant. The Company granted 106,250, 187,500 and 81,250 options to the nonemployee directors during fiscal 2002, 2001 and 2000, respectively.

     A summary of the Company's stock options is as follows:

                                                      2002                  2001                  2000
                                              -------------------   -------------------   -------------------
                                                         WEIGHTED              WEIGHTED              WEIGHTED
                                                          AVERAGE               AVERAGE               AVERAGE
                                                         EXERCISE              EXERCISE              EXERCISE
                                                SHARES      PRICE     SHARES      PRICE     SHARES      PRICE
                                              ---------  --------   ---------  --------   ---------  --------
Options outstanding,
  beginning of year ......................    2,566,958    $3.45    1,636,132    $3.80    1,301,864    $2.48
Granted ..................................      809,250     5.78    1,180,062     2.55      560,250     6.11
Exercised ................................     (554,270)    2.21     (239,517)    1.79     (211,526)    1.96
Cancelled or lapsed ......................      (48,853)    6.20       (9,719)    1.85      (14,456)    1.75
                                              ---------    -----    ---------    -----    ---------    -----
Options outstanding,
  end of year ............................    2,773,085    $4.40    2,566,958    $3.45    1,636,132    $3.80
                                              =========    =====    =========    =====    =========    =====
Options exercisable,
  end of year ............................    2,098,025             2,025,836             1,521,633
                                              =========             =========             =========
Options available for
  grant, end of year .....................    1,282,145             1,569,957             2,741,300
                                              =========             =========             =========
Weighted average fair value of
  options granted during the year ........        $3.27                 $2.55                 $4.60
                                              =========             =========             =========

                         TRAFFIX, INC. AND SUBSIDIARIES

     The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized with regard to options granted under the Plan in the accompanying financial statements. If stock-based compensation costs had been recognized based on the estimated fair values at the dates of grant for options awarded since 1996, the Company's net income and earnings per share would have been as follows:

                                           YEAR ENDED NOVEMBER 30,
                                    ------------------------------------
                                       2002         2001         2000
                                    ----------   ---------    ----------
Net income-- as reported ........   $2,741,390   $ 417,499    $5,146,870
Net income (loss)-- pro forma ...   $1,694,502   $(565,967)   $3,653,723
Basic EPS-- as reported .........   $     0.21   $    0.03    $     0.35
Diluted EPS-- as reported .......   $     0.19   $    0.03    $     0.33
Basic EPS-- pro forma ...........   $     0.13   $   (0.04)   $     0.25
Diluted EPS-- pro forma .........   $     0.12   $   (0.04)   $     0.24

     The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for all grants of: volatility of 71.5% in 2002, 80.0% in 2001 and 96.5% in 2000; risk-free interest rate ranging from 2.64% to 4.38% in 2002, 3.94% to 5.31% in 2001 and 5.87% to 6.53% in 2000; and
expected lives of approximately 4.0 to 4.8 years.

     The following table summarizes information about stock options outstanding at November 30, 2002:

                       WEIGHTED
                        AVERAGE      WEIGHTED     WEIGHTED
                       REMAINING      AVERAGE      AVERAGE
   RANGE OF           CONTRACTUAL   EXERCISABLE    SHARES     EXERCISABLE
EXERCISE PRICE        OUTSTANDING      LIFE         PRICE     EXERCISABLE     PRICE
---------------       -----------   -----------   ---------   ------------   ------
$ 1.50 -- $ 2.06         681,180        3.6         $ 1.87       622,512     $ 1.88
$ 2.28 -- $ 3.35         470,916        8.5           2.74       413,918       2.73
$ 3.65 -- $ 5.44         508,748        7.8           4.35       349,084       4.47
$ 5.69 -- $ 7.74       1,043,491        8.4           6.33       643,761       6.47
$ 9.00 -- $11.31          56,250        5.3          10.07        56,250      10.07
$15.56 -- $15.56          12,500        4.6          15.56        12,500      15.56
----------------       ---------        ---         ------     ---------     ------
$ 1.50 -- $15.56       2,773,085        7.1         $ 4.40     2,098,025     $ 4.19
================       =========        ===         ======     =========     ======

     As of November 30, 2000, there were 275,818 warrants outstanding to purchase common stock at an exercise price of $8.25 per share. The warrants expired in December 2000.

     During fiscal 2002, 2001 and 2000, options for shares of the Company's common stock were exercised by certain employees and directors. A tax benefit of $171,909, $240,265 and $448,880 in fiscal 2002, 2001 and 2000, respectively, were recorded as an increase to additional paid-in capital and a reduction of income taxes currently payable.

     During fiscal 2002, an officer/director of the Company exercised approximately 336,000 options. Subsequent to such exercise, and less than six months from said exercise, the Company repurchased the shares acquired under the exercise from the officer/director. In accordance with Financial Interpretation Number 44, paragraph 14(a), such repurchase required to Company to record a compensation charge of approximately $281,000 in the fourth quarter of fiscal 2002.

     During fiscal 2001, the vesting period of an employees stock option was accelerated, such acceleration yielded an approximate $116,000 noncash charge to operations.

                         TRAFFIX, INC. AND SUBSIDIARIES

14. SEGMENT INFORMATION

     The Company's segments operate principally in the United States with a presence in Canada; the Canadian presence contributed an immaterial amount to consolidated net revenues and consolidated net income. The accounting policies of the Company's segments are the same as those detailed in Note 1.

     The Company's reportable operating segments are aligned into three fundamental areas: (1) Internet Commerce billed directly to the Company's marketing partners and corporate customers, as well as consumers (E-commerce),
(2) Off-line Marketing Services billed directly to the Company's off-line corporate customers, including long distance carriers, wireless carriers, financial institutions and other service providing businesses (Off-line Marketing Services) and (3) Products and Services billed to consumers by Local Exchange Carriers (LEC Billed products and services-inactive in fiscal 2002). The balance of the Company's operations, individually immaterial and in the aggregate are included as part of Corporate and other. This business segment delineation is consistent with the Company's management and financial reporting structure based on products and services. The Company evaluates performance based on many factors, with the primary criteria being each segment's (a) gross profit and (b) net income excluding (i) special charges, (ii) interest expense,
(iii) interest and dividend income, (iv) net gains (losses) on the sale of marketable securities, (v) permanent impairment charges to long-lived assets,
(vi) gains on nonmonetary cost basis exchanges, (vii) other nonoperating income,
(viii) minority interest income (loss), (ix) depreciation,  (x) amortization and
(xi) income taxes. The Company shares a common workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate and other. The following tables set forth the Company's financial results, by management performance criteria, by operating segment. All revenues are from nonintersegment sources; therefore no intersegment elimination applies.

     Corporate assets of approximately $20.9 million at November 30, 2002, consist principally of cash, cash equivalents and marketable securities.

   SEGMENT DATA -- NET REVENUES

                                                 YEAR ENDED NOVEMBER 30,
                                         ---------------------------------------
                                             2002          2001          2000
                                         -----------   -----------   -----------
E-commerce ...........................   $38,807,119   $28,475,225   $10,498,186
Off-line Marketing Services ..........     5,235,806     2,214,576     8,958,774
LEC Billed Products and Services .....            --     1,519,609     7,134,831
Corporate and other ..................            --            --        20,072
                                         -----------   -----------   -----------
         Consolidated totals .........   $44,042,925   $32,209,410   $26,611,863
                                         ===========   ===========   ===========

   SEGMENT DATA -- GROSS PROFIT

                                                 YEAR ENDED NOVEMBER 30,
                                         ---------------------------------------
                                             2002          2001          2000
                                         -----------   -----------   -----------
E-commerce ...........................   $27,182,815   $20,574,189   $ 4,875,105
Off-line Marketing Services ..........     4,616,475     1,020,550     5,797,040
LEC Billed Products and Services .....            --     1,462,209     6,862,619
Corporate and other ..................            --            --        20,072
                                         -----------   -----------   -----------
         Consolidated totals .........   $31,799,290   $23,056,948   $17,554,836
                                         ===========   ===========   ===========

                         TRAFFIX, INC. AND SUBSIDIARIES

   SEGMENT DATA -- EBITDA*

                                                 YEAR ENDED NOVEMBER 30,
                                      -----------------------------------------
                                           2002           2001           2000
                                      -----------    -----------    -----------
E-commerce ........................   $ 8,826,506    $ 9,554,829    $(1,341,711)
Off-line Marketing Services .......       743,040        200,406      4,299,772
LEC Billed Products and Services ..            --        367,328      6,285,218
Corporate and other ...............    (3,969,118)    (3,459,866)    (3,505,317)
                                      -----------    -----------    -----------
         Consolidated totals ......   $ 5,600,428    $ 6,662,697    $ 5,737,962
                                      ===========    ===========    ===========

-------------

* EBITDA is net income before interest expense, income taxes, interest and dividend income, realized gains on marketable securities, permanent impairment charges, gains on nonmonetary cost basis exchanges, other nonoperating income (expense), minority interest (income) loss, depreciation and amortization.

   SEGMENT DATA -- DEPRECIATION AND AMORTIZATION

                                                 YEAR ENDED NOVEMBER 30,
                                          --------------------------------------
                                             2002          2001          2000
                                          ----------    ----------    ----------
E-commerce ...........................    $  876,976    $  157,222    $   67,634
Off-line Marketing Services ..........        20,349            --            --
LEC Billed Products and Services .....            --            --            --
Corporate and other ..................       275,798       232,182       196,035
                                          ----------    ----------    ----------
         Consolidated totals .........    $1,173,123    $  389,404    $  263,669
                                          ==========    ==========    ==========

   SEGMENT DATA -- LONG-LIVED ASSETS

                                                 YEAR ENDED NOVEMBER 30,
                                          --------------------------------------
                                             2002          2001          2000
                                          ----------    ----------    ----------
E-commerce ...........................    $4,200,376    $1,868,627    $   65,232
Off-line Marketing services ..........        32,038            --            --
LEC Billed products and services .....            --            --            --
Corporate and other ..................       556,449       499,482       447,726
                                          ----------    ----------    ----------
         Consolidated totals .........    $4,788,863    $2,368,109    $  512,958
                                          ==========    ==========    ==========

   SEGMENT DATA -- TOTAL ASSETS

                                                 YEAR ENDED NOVEMBER 30,
                                         ---------------------------------------
                                             2002          2001          2000
                                         -----------   -----------   -----------
E-commerce ...........................   $29,101,906   $23,087,920   $ 4,536,473
Off-line Marketing services ..........       910,617     1,057,530       856,567
LEC Billed products and services .....       317,541     1,321,192     3,120,889
Corporate and other ..................    20,860,929    27,275,942    43,684,914
                                         -----------   -----------   -----------
         Consolidated totals .........   $51,190,993   $52,742,584   $52,198,843
                                         ===========   ===========   ===========

                         TRAFFIX, INC. AND SUBSIDIARIES

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for fiscal 2002, 2001 and 2000:

                                                        QUARTER ENDED
                                    -----------------------------------------------------
                                    NOVEMBER 30,   AUGUST 31,      MAY 31,    FEBRUARY 28,
                                    -----------   -----------   -----------   -----------
2002:
Net revenues ....................   $10,203,244   $10,664,246   $10,804,538   $12,370,897
Gross profit ....................     7,939,584     7,446,086     7,421,334     8,992,286
Income before income taxes ......       882,199       177,615     1,182,583     2,285,887
Net income ......................       516,550       108,380       713,043     1,403,417
Basic income per share ..........   $      0.04   $      0.01   $      0.05   $      0.10
Diluted income per share ........   $      0.04   $      0.01   $      0.05   $      0.10
2001:
Net revenues ....................   $14,050,493   $ 7,404,820   $ 5,828,543   $ 4,925,554
Gross profit ....................     9,805,348     5,123,105     4,180,806     3,947,689
Income (loss) before income taxes     2,875,971     2,260,304     1,695,865    (3,139,441)
Net income (loss) ...............     1,709,882     1,462,992     1,015,484    (3,770,859)
Basic income (loss) per share ...   $      0.13   $      0.10   $      0.07   $     (0.26)
Diluted income (loss) per share .   $      0.12   $      0.10   $      0.07   $     (0.26)
2000:
Net revenues ....................   $ 8,829,967   $ 7,862,386   $ 7,220,864   $ 2,698,646
Gross profit ....................     3,878,148     5,480,259     5,856,759     2,399,670
Income before income taxes ......       853,284     2,616,751     3,210,748     1,937,841
Net income ......................       516,705     1,561,600     1,906,859     1,161,706
Basic income per share ..........   $      0.03   $      0.11   $      0.13   $      0.08
Diluted income per share ........   $      0.03   $      0.10   $      0.12   $      0.07

     During the fourth quarter of fiscal 2002, the Company adjusted certain accrued expenses related to fulfillment accruals, such adjustment effectively reduced cost of sales by approximately $500,000 in such quarter.

     During the fourth quarter of fiscal 2001, the Company recorded $3.7 million in revenue related to an arbitration award granted to the Company regarding the settlement of a dispute brought against Talk.com (NASDAQ:TALK). The Company's total award was approximately $6.2 million with $3.7 million having been collected in November 2001 and recorded as revenue at the time of the receipt. The balance of the award was treated as a gain contingency pursuant to the overall financial condition of the telecommunications sector at that time, and management's estimation of Talk.com's ability to pay. As a result of the award's collection, the Company recognized a $1.25 million liability in the fourth quarter of fiscal 2001 relative to telemarketing costs incurred in the prior fiscal year. The collection of the Talk.com award triggered the recognition of the liability. There are no other contingencies related to the potential collection of the balance of the award, which was collected in fiscal 2002 and included as other nonoperating income.

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

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

           COL. A                 COL. B             COL. C                  COL. D         COL. E
        -----------             ----------   -----------------------      -----------     ----------
                                                   ADDITIONS
                                             -----------------------
                                BALANCE AT   CHARGED TO   CHARGED TO                      BALANCE AT
                                BEGINNING    COSTS AND      OTHER         DEDUCTIONS-       END OF
        DESCRIPTION             OF PERIOD     EXPENSES     ACCOUNTS        DESCRIBE         PERIOD
        -----------             ----------   ----------   ----------      -----------     ----------
YEAR ENDED NOVEMBER 30, 2002
Reserve for customer
   chargebacks ..............   $    1,478     $  --                (1)   $    1,478(3)   $       --
                                ----------     ------     ----------      ----------      ----------
Reserve for fulfillment costs   $  763,443     $  --      $2,020,297(2)   $1,550,442(7)   $1,233,298
                                ----------     ------     ----------      ----------      ----------
Allowance for doubtful
   accounts .................   $  383,676     $  --      $  643,453(4)   $  701,002(5)   $  326,127
                                ----------     ------     ----------      ----------      ----------
YEAR ENDED NOVEMBER 30, 2001
Reserve for customer
   chargebacks ..............   $1,225,040     $  --      $  574,969(1)   $1,798,531(8)   $    1,478
                                ----------     ------     ----------      ----------      ----------
Reserve for fulfillment costs   $  746,415     $  --      $  158,228      $  141,200(9)   $  763,443
                                ----------     ------     ----------      ----------      ----------
Allowance for doubtful
   accounts .................   $  795,024     $  --      $8,369,011(4)   $8,780,359(5)   $  383,676
                                ----------     ------     ----------      ----------      ----------
YEAR ENDED NOVEMBER 30, 2000
Reserve for customer
   chargebacks ..............   $4,618,108     $  --      $  988,669(1)   $4,381,737(6)   $1,225,040
                                ----------     ------     ----------      ----------      ----------
Reserve for fulfillment costs   $4,132,809     $  --      $  518,335(2)   $3,904,729      $  746,415
                                ----------     ------     ----------      ----------      ----------
Allowance for doubtful
   accounts .................   $       --     $  --      $3,885,656(4)   $3,090,635(5)   $  795,021
                                ----------     ------     ----------      ----------      ----------

-------------
(1)  Charges against revenues.
(2)  Charges against cost of sales.
(3)  Chargebacks refunded to consumers.
(4)  Charges to allowance
(5)  Charges against the allowance

(6)  Chargebacks refunded to consumers ...............  $2,556,119
     Prior year chargebacks credited to income .......  $1,825,618   $4,381,737
                                                        -----------------------
(7)  Payments made to fulfillment vendors ............  $1,050,937
     Prior year accrual reversals reducing costs .....  $        0
     Current year (4th qtr.) accrual reversals .......  $  499,505   $1,550,442
                                                        -----------------------
(8)  Reserves written off with corresponding
       receivables-- FTT bankruptcy ..................  $1,384,483
     Reserves written off because of immaterial
       chargeback activity-- West ....................  $   60,535
     Chargebacks refuded to customers ................  $   353,513  $1,798,531
                                                        -----------------------
(9)  Payments made to fulfillment vendors ............  $   10,317
     Prior year accrual exceeded actual redemptions ..  $   130,883  $  141,200
                                                        -----------------------

EXHIBITS.

EXHIBIT
NUMBER

-------
  3.1.1    Articles of Incorporation of the Company, as amended. (1)
  3.1.2    Amendment to the Articles of Incorporation of the Company. (2)
  3.2      Bylaws of the Company. (3)
 10.1      Fourth Amended and Restated 1996 Stock Option Plan. (4)
 10.2 Lease of the Company's offices at One Blue Hill Plaza, Pearl River, New York. (5)
 10.3.1 December 1, 2001 Employment Agreement by and between the Company and Jeffrey L. Schwartz (6)
 10.3.2 December 1, 2001 Employment Agreement by and between the Company and Andrew Stollman (6)
 21*       Subsidiaries of the Company

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

(4) Filed as an Exhibit to the Company's Proxy Statement filed with the Commission, dated July 17, 2002 and incorporated herein by reference.

(5) Filed as an Exhibit to the Company's Current Report on Form 8-K dated December 26, 2000 and incorporated herein by reference. (6) Filed as an Exhibit to the Company's Form 10-K for the year ended November 30, 2001 and incorporated herein by reference