Form 10-Q
period 2003-02-28
TRAFFIX INC
filed 2003-04-21
CIK 1000297

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended February 28 , 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                                --------------    -------------


                         Commission file number 0-27046

                                  TRAFFIX, INC.
             (Exact name of registrant as specified in its charter)

     Delaware                                         22-3322277
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)

     One Blue Hill Plaza
     Pearl River, New York                            10965
     (Address of principal executive offices)         (Zip Code)

                           (845) 620-1212 Registrant's
                     telephone number, including area code:

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_ No ___

          Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes __   No _X_

          The number of shares outstanding of the Registrant's common stock is 14,269,403 (as of 04/14/03).

                                  TRAFFIX, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                         QUARTER ENDED FEBRUARY 28, 2003

                               ITEMS IN FORM 10-Q

                                                                            Page

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)                            2


Item 2.           Management's Discussion and Analysis
                    of Financial Condition and
                    Results of Operations                                    30

Item 3.           Quantitative and Qualitative
                    Disclosures About Market Risk                          None

Item 4.           Controls and Procedures                                    70


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                          71

Item 2.           Changes in Securities
                    and Use of Proceeds                                    None

Item 3.           Defaults Upon Senior Securities                          None

Item 4.           Submission of Matters to
                    a Vote of Security Holders                               __

Item 5.           Other Information                                        None

Item 6.           Exhibits and Reports on Form 8-K                           73

SIGNATURES

                         TRAFFIX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    FEBRUARY 28,   NOVEMBER 30,
                                                        2003           2002
                                                    ------------   ------------
                                                    (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                         $  8,315,026   $ 23,136,341
  Marketable securities                               28,488,942     14,249,406
  Accounts receivable, trade, net of allowance
    for doubtful accounts of $648,127 at
    February 28, 2003 and $326,127 at
    November 30, 2002                                  5,299,658      5,050,218
  Deferred income taxes                                1,885,612      1,524,821
  Due from related parties                               166,144         57,548
  Prepaid income taxes                                   677,946      1,195,808
  Prepaid expenses and other current assets              989,622      1,138,362
                                                    ------------   ------------
       TOTAL CURRENT ASSETS                           45,822,950     46,352,504

Property and equipment, at cost, net of
  accumulated depreciation                             2,159,679      2,169,156
Goodwill and other intangibles, net                    2,510,845      2,619,707
Deferred income taxes                                     49,626         49,626
                                                    ------------   ------------
       TOTAL ASSETS                                 $ 50,543,100   $ 51,190,993
                                                    ============   ============
LIABILITIES

Current liabilities:
  Accounts payable                                  $  2,606,744   $  2,197,458
  Accrued expenses                                     2,494,833      4,457,644
  Reserve for customer chargebacks                       209,277             --
  Due to related parties                                 515,166        353,307
                                                    ------------   ------------
       TOTAL CURRENT LIABILITIES                       5,826,020      7,008,409

Deferred income taxes                                     89,559         89,559
                                                    ------------   ------------
       TOTAL LIABILITIES                               5,915,579      7,097,968
                                                    ============   ============

Minority interest                                        405,794        307,017
                                                    ------------   ------------
SHAREHOLDERS' EQUITY

Preferred stock - $.001 par value;
  1,000,000 shares authorized;
  none issued and outstanding                                 --             --
Common stock - $.001 par value;
  authorized 50,000,000 shares; issued
  14,268,403 shares and 14,216,729 shares,
  respectively                                            14,268         14,215
Common stock issuable - $.001 par value;
  39,174 and 78,347 shares, respectively                 242,879        485,758
Additional paid-in capital                            41,966,236     41,692,066
Retained earnings                                      6,379,648      5,948,160
Accumulated other comprehensive income                     5,943         33,056
Common stock held in treasury, at cost,
  1,509,428 shares                                    (4,387,247)    (4,387,247)
                                                    ------------   ------------

       TOTAL SHAREHOLDERS' EQUITY                     44,221,727     43,786,008
                                                    ------------   ------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 50,543,100   $ 51,190,993
                                                    ============   ============

    The acompanying notes are an intergal part of these financial statements

                         TRAFFIX, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                    ---------------------------
                                                    FEBRUARY 28,   FEBRUARY 28,
                                                        2003           2002
                                                    ------------   ------------

Net revenue                                         $  9,117,229   $ 12,370,897
Cost of sales                                          2,245,930      3,378,611
                                                    ------------   ------------
             GROSS PROFIT                              6,871,299      8,992,286

Selling expenses                                       2,319,559      3,168,568
General and administrative expenses                    4,206,037      3,578,591
Bad debt expense                                         336,188        329,334
                                                    ------------   ------------
             INCOME FROM OPERATIONS                        9,515      1,915,793

Other income (expense):
  Interest expense                                        (7,341)       (10,502)
  Interest income and dividends                          154,601        210,213
  Realized gains on  marketable securities                   738         62,593
  Other non-operating income(expense)                     (6,697)       134,437
  Minority interest in income of subsidiary             (120,328)       (26,647)
                                                    ------------   ------------

           INCOME BEFORE PROVISION (BENEFIT)
             FOR INCOME TAXES                             30,488      2,285,887

(Benefit) provision for income taxes                    (401,000)       882,470
                                                    ------------   ------------

             NET INCOME                             $    431,488   $  1,403,417
                                                    ============   ============

Basic income per share (Note 3):
  Net income                                        $       0.03   $       0.10
                                                    ------------   ------------
  Weighted average shares outstanding                 12,750,247     13,452,943
                                                    ============   ============

Diluted income per share (Note 3):
  Net income                                        $       0.03   $       0.10
                                                    ------------   ------------
  Weighted average shares outstanding                 13,096,590     14,675,395
                                                    ============   ============

    The accompanying notes are an integral part of these financial statements

                         TRAFFIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                    ---------------------------
                                                    FEBRUARY 28,   FEBRUARY 28,
                                                        2003           2002
                                                    ------------   ------------

Cash flows from operating activities:
  Net income                                        $    431,488   $  1,403,417
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                      368,748        233,695
      Reserve for customer chargebacks                   209,277             --
      Provision for uncollectible accounts               336,188        263,350
      Deferred income taxes                             (360,791)       465,293
      Net (gains) on sale of marketable securities          (738)       (62,593)
      Amortized discounts and premiums on
        marketable securities                                 --        (27,368)
      Minority interest                                   98,777         24,809
      Changes in assets and liabilities of business:
        Accounts receivable                             (585,628)    (2,495,636)
        Prepaid expenses and other current assets        148,740        (60,599)
        Accounts payable                                 409,286     (2,391,972)
        Prepaid income taxes                             522,939        493,445
        Due from/to related parties                       53,263        (42,443)
        Other, principally accrued expenses           (1,962,809)       247,491
                                                    ------------   ------------
        NET CASH USED IN OPERATING ACTIVITIES           (331,260)    (1,949,111)
                                                    ------------   ------------

Cash flows from investing activities:
  Purchases of securities                            (83,294,642)   (55,428,671)
  Proceeds from sales of securities                   69,002,477     56,130,507
  Capital expenditures                                  (206,675)      (490,011)
  Payments for asset acquisitions, net of
    cash received                                             --       (548,482)

                                                    ------------   ------------
        NET CASH USED IN INVESTING ACTIVITIES        (14,498,840)      (336,657)
                                                    ------------   ------------

Cash flows from financing activities:
  Proceeds from stock options exercised                   26,267        201,876
  Proceeds-net on settled Section 16-b action                 --        114,403
                                                    ------------   ------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES         26,267        316,279
                                                    ------------   ------------

  Effect of exchange rate changes on cash and
    cash equivalents                                     (17,482)           269
                                                    ------------   ------------
  Net decrease in cash and cash equivalents          (14,821,315)    (1,969,220)

  Cash and cash equivalents, beginning of period      23,136,341     14,458,055
                                                    ------------   ------------

  CASH AND CASH EQUIVALENTS, END OF PERIOD          $  8,315,026   $ 12,488,835
                                                    ------------   ------------

During the three months ended February 28, 2002, the Company issued 117,521 shares of common stock, valued at $728,636, in the purchase of the assets of a closely held, private company (See note 8)

During the three months ended February 28, 2002, the Company collected approximately $114,403, after related costs and income tax expense of $185,597, from a Section 16-b violation brought against a former non-management "insider" shareholder.

    The accompanying notes are an integral part of these financial statements

TRAFFIX CONFIDENTIAL

                                                                                                           Accumulated     Total
                              Common Stock      Common    Additional                  Treasury Stock          Other        Share-
                          -------------------    Stock     Paid-in     Retained   ----------------------  Comprehensive   holders'
                            Shares    Amounts  Issuable    Capital     Earnings    Shares      Amount     Income(Loss)     Equity
                          ----------  -------  --------  -----------  ----------  ---------  -----------  ------------  -----------
BALANCE,
  NOVEMBER 30, 2002       14,216,729  $14,215  $485,758  $41,692,066  $5,948,160  1,509,428  $(4,387,247) $     33,056  $43,786,008

Net income for the
  three months ended
  February 28, 2003                                                      431,488                                            431,488
Unrealized losses on
  available-for-sale
  securities                                                                                                   (53,366)     (53,366)
Foreign Currency
  Translation adjustment                                                                                        26,253       26,253
                                                                                                                        -----------
  Comprehensive
    income (loss)                                                                                                           404,375
                                                                                                                        -----------
Stock option exercises        12,500       14                             26,253                                             26,267
Tax benefit from exercise
  of stock options                                                         5,077                                              5,077
Common stock issued in
  connection with
  acquisition                 39,174       39  (242,879)     242,840                                                             --


                          ----------  -------  --------  -----------  ----------  ---------  -----------  ------------  -----------

BALANCE,
  FEBRUARY 28, 2003       14,268,403  $14,268  $242,879  $41,966,236  $6,379,648  1,509,428  $(4,387,247) $      5,943  $44,221,727
                          ==========  =======  ========  ===========  ==========  =========  ===========  ============  ===========

                         TRAFFIX, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   GENERAL

          The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited consolidated financial statements do not include certain information and note disclosures normally required by generally accepted accounting principles. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. In the preparation of these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the interim periods reported. Actual results could differ from those estimates. Principally, estimates are used in accounting for bad debts, data qualification allowances and sales allowances, depreciation and amortization, income taxes and contingencies. Management's estimates and assumptions are continually reviewed against actual results with the effects of any revisions being reflected in the results of operations at that time.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002. The results of operations for the three months ended February 28, 2003 are not necessarily indicative of the results to be expected for the subsequent quarters or the entire fiscal year ending November 30, 2003. Certain prior year amounts in the unaudited consolidated financial statements have been reclassified to conform with the current year presentation.

During the three months ended February 28, 2003 and 2002, options for 12,500 shares and 80,007 shares of the Company's common stock, respectively, were exercised by certain employees and directors. Tax benefits of $5,077 and $122,435 in the three months ended February 28, 2003 and 2002, respectively, were recorded as an increase to additional paid-in capital and a reduction of income taxes currently payable.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, however, these assets must be reviewed at least annually for impairment subsequent to adoption. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. The Company has adopted SFAS 142 as of December 1, 2002. Such adoption had no material impact on the Company's financial statements.

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

          In October 2002, Statement of Financial Accounting Standards No. 147 "Acquisitions of Certain Financial Institutions ("FAS 147") was issued. The statement addresses the financial accounting and reporting for the acquisition of all or a part of a financial institution. Additionally, FAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets. The provisions of this statement are effective for acquisitions on or after October 1, 2002. Based on our initial review of FAS 147 we believe that its adoption will have no material impact on either our financial position or results of operations.

          In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This Interpretation requires that, upon issuance of a guarantee, a guarantor must recognize a liability for the fair market value of an obligation assumed under the guarantee. Disclosures by the guarantor in its interim and quarterly financial statements about obligations associated with guarantees issued are also required by FIN 45. The recognition requirements of FIN 45 are effective for guarantees that are issued after December 31, 2002. The Company feels that the adoption of this Interpretation will have little effect on the Company's consolidated financial position and results of operations.

          In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure ("FAS 148"). This statement amends SFAS No. 123 "Accounting for Stock Based Compensation", providing alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002. As permitted under FAS 148, the Company will not adopt the fair value approach, and will continue to use the intrinsic value method, and will comply with the disclosure provisions as outlined in the accounting standard beginning with the Company's third quarter of Fiscal 2003.

     In January 2003, the FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of FIN 46 will have no material impact on the Company's consolidated financial position and results of operation.


2.   SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company currently earns the most significant portion of revenue from its E-commerce segment pursuant to marketing agreements with marketing partners and corporate customers (collectively, "Corporate Customers"). The provisions of each agreement determine the type and timing of revenue to be recorded. The Company generates its E-commerce revenue from the following eight basic categories: (1) delivery of consumer traffic to the websites and inbound telemarketing call centers of our Corporate Customers (e.g., click-thrus from the game banners on the Company's websites), (2) delivery of consumer data to our Corporate Customers with respect to the consumers who have registered for our Corporate Customers' products or services (e.g., a consumer who registered via the registration page of one of the Company's websites to receive on-line promotions from our Corporate Customers), (3) delivery of pre-qualified consumer data to our Corporate Customers as a result of consumers' responses to targeted questions and surveys (e.g., receiving free gifts for your children), (4) delivery of a sale or completed application for our Corporate

Customer's products or services (e.g., a consumer who responds to a Traffix e-mail promotion on behalf of a Corporate Customer by completing an on-line application for a credit card or subscribing for a cellular phone service), (5) generating revenue from any of the foregoing categories by placing our Corporate Customers' offers on the media of third parties with whom we have a marketing relationship on a revenue share basis, (6) sales of inexpensive gift items directly to consumers, (7) rentals and sales of copies of specific segments of our databases to Corporate Customers for their proprietary marketing and database enhancements, and (8) customer acquisition services, both on-line and off-line, under a net branch agreement with a qualified mortgage banking establishment. Regarding the Company's net branch agreement revenues, see Note 10 "Subsequent Events" for a discussion of the disposition of the Company's majority owned subsidiary that generated such revenue. During the three months ended February 28, 2003, the Company introduced three additional revenue sources to its product and service suite. Such revenue sources include a proprietary on-line dating service, a proprietary ISP service offer, and a long-distance telecom service. The combination of the three newly introduced revenue sources accounted for approximately 6% of the Company's revenue for the three months ended February 28, 2003. The Company's future plans and operating strategies call for the newly introduced revenue sources to grow to be a significant portion of consolidated net revenue.

The Company invoices its customers in accordance with the terms of the underlying agreement. Revenue is recognized at the time the marketing activity is delivered, or service is provided (normally, either daily or weekly), net of estimated contractually specified data qualification allowances, when applicable. Such data qualification allowances may include duplications, invalid addresses, age restrictions and other allowances. Historically, the variance between actual allowances and previously estimated allowances has been immaterial. The Company records all related obligations associated with the related net revenue at its point of recognition. Revenues from the Company's off-line customer acquisition services historically consisted of residential long distance customer acquisition programs, and were recorded upon the achievement of certain events particular to the corresponding program's fulfillment liability. For example, subsequent to the delivery of the initial sales record to the respective long distance carrier, the Company may have been required to provide to the customer certain products and services (fulfillment liability), such as cellular phones and/or other premiums. These costs were estimated and accrued, based upon historical fulfillment costs, as a component of marketing expense and included in the cost of sales at the time the associated revenues were recognized. Historically, the Company has recognized variances between actual fulfillment experience, when comparing such experience to previously estimated fulfillment accruals. This variance is attributable to significant variations in consumers' redemption behavior as accumulated on a premium-by-premium basis. The variance in these estimates are reflected in current operations when facts and circumstances allow for their measurement.

The Company's current business, as conducted in its E-commerce segment, also may require the provision of a premium. These E-commerce segment premiums are estimated and accrued, based upon historical and current experience. Such E-commerce premium costs are classified as a component of marketing expense and included in the cost of sales at the time the associated revenues are recognized. Any variance in the initial accrual, as compared to the actual experience, is included in the financial statement for the period that the variance is determinable. The three months ended February 28, 2003, included a reduction to fulfillment expense of approximately $425,000 relating to the estimated fulfillment expense adjustment.

Revenue from the Company's LEC Billed Product and Service segment, which resumed activity during the three months ended February 28, 2003, consists of a Local Exchange Carrier ("LEC") billed Internet Service Provider ("ISP"). The revenue from such service is recognized net of an estimated provision for refunds, credits and adjustments subsequently granted to customers ("customer chargebacks"). Customer chargebacks are reflected as a contra-revenue account within the Company's statement of operations. Since the provision for customer chargebacks is established prior to the periods in which chargebacks are actually expended, the Company's revenues are adjusted in later periods if the Company's incurred chargebacks vary from the amounts previously estimated. Revenues from the Company's off-line marketing services segment during the quarter ended February 28, 2003 included the revenue earned by Montvale Management, LLC, the Company's majority-owned subsidiary. The Company sold its interest in such subsidiary to the other member thereof on March 7, 2003. See
Note 10 "Subsequent Events". Such revenues represented $2.2 million, or 24% of the Company's consolidated net revenues for the three months ended February 28, 2003, compared to $866,408, or 7% of the Company's consolidated net revenues for the three months ended February 28, 2002. Such revenue resulted from Montvale's provision of net branch services to a mortgage banking institution. Under such arrangement Montvale managed the branch offices and loan origination business of a single third party licensed mortgage banker. Approximately 15% of Montvale's revenues were derived from on-line sources, with such portion then being included in the Company's E-commerce segment. Montvale recognizes its commission upon the closing of the loan, with a provision for mortgage refinance rescissions applicable to mortgage refinances consummated within the last 3 business days of the quarter (as all refinancings are subject to a federally mandated 3-day right of rescission). Actual experience regarding rescissions indicates that the historical variance between rescission provisions and the actual rescissions have been immaterial.

     With respect to capitalization and amortization of marketing costs, the Company's policy is to expense, as a cost of sale, database acquisition costs and all other related marketing costs, at the time an obligation or expense is incurred.

     ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Accounts receivable consist of trade accounts receivable from the Company's customer base, with extension of credit varying between 30 to 60 days, with the majority at 30 days. The Company's customer base is comprised of domestic entities with diverse demographics. The allowance for doubtful accounts is based on management's evaluation of the collectibility of receivables after giving consideration to current delinquency data, historical loss experience and general economic conditions, both at the Company level and sector/industry level. The Company's accounts receivable balances are continually reviewed by management, and when situations dictate, provisions for losses are recorded. Additional allowances might be required if the original estimates for loss prove to be inadequate.


TRANSACTIONS WITH MAJOR CUSTOMERS

During the three months ended February 28, 2003, the Company had five customers in its E-commerce segment which, in combination, accounted for approximately $2.8 million, or 31% of consolidated net revenues during the period, and approximately $2.9 million, or 54% of consolidated net accounts receivable as of February 28, 2003. Such five major customers accounted for respectively 8%, 7%, 6%, 5% and 5% of consolidated net revenue. Regarding the balance of the Company's customer base, no single customer had net revenues that equaled, or exceeded, 5% of consolidated net revenues for the three months ended February 28, 2003.

The Company continued to conduct business with all such five major customers as of April 18, 2003. The customer that accounted for 6% of the Company's net revenues for the three months ended February 28, 2003 was recently issued a qualified "going concern" opinion from its independent accountants. In response to such event, the Company specifically increased its allowance for bad debt in the current quarter by approximately $320,000. After the application of the allowance increase, the Company continues to consider $527,000, or 10% of consolidated accounts receivable, fully collectible from such customer, as of February 28, 2003. The Company has collected approximately $89,000 from such client subsequent to the balance sheet date of February 28, 2003, and continues to do business with this customer.

Under two separate agreements with this customer, the Company is entitled to use the customer's media assets in the generation of revenue from the Company's clients. The Company retains all cash collected from such revenue generation. The portion of such collection that would normally be remitted to the customer in consideration for the use of its media assets is retained by the Company and applied against the outstanding accounts receivable of such major customer. The Company believes that these media asset agreements should allow it to collect the net receivable balance from such customer.

In the prior year's three months ended February 28, 2002, the Company had five customers in its E-commerce segment which, in combination, accounted for approximately $7.4 million, or 60% of consolidated net revenues during the period, and approximately $7 million, or 73% of consolidated accounts receivable as of February 28, 2002. For the three months ended February 28, 2002, three of the five customers referenced above had related net revenues that equaled or exceeded 10% of the Company's consolidated net revenue for such period. Regarding the balance of the Company's customer base, no single customer had net revenues that equaled or exceeded 10% of consolidated net revenues for the three months ended February 28, 2002.


3.   EARNINGS PER SHARE

The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

                                                         THREE MONTHS ENDED
                                                     ---------------------------
                                                     FEBRUARY 28,   FEBRUARY 28,
                                                         2003           2002
                                                     ------------   ------------

Denominator:
  Denominator for basic earnings per share--
    weighted average shares                            12,750,247     13,452,943
Effect of dilutive securities:
  Stock Options                                           346,343      1,222,452
                                                     ------------   ------------
  Denominator for diluted earnings per share--
    adjusted weighted average shares                   13,096,590     14,675,395
                                                     ============   ============


Options to purchase 1,687,831 and 400,000 shares of common stock for the three months ended February 28, 2003 and 2002, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.


4.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." Excluding net income, the Company's primary sources of comprehensive income (loss) would ordinarily include the after-tax net unrealized gains and (losses) on available-for-sale securities, and the equity adjustment from foreign currency translation. Based on prior fiscal year unrealized capital losses in excess of the current three month period's unrealized gains, a full credit has been taken against the estimated deferred tax liability attributable to the unrealized gains arising in the three month period ended February 28, 2003. In a prior fiscal year, full valuation allowances were taken against the estimated deferred tax assets attributable to the unrealized losses based on the absence of other appreciated capital gain property. However, see Note 10 regarding the sale of Montvale Management LLC in March 2003. The components of comprehensive income (loss) are presented below:

                                                         THREE MONTHS ENDED
                                                    ---------------------------
                                                    FEBRUARY 28,   FEBRUARY 28,
                                                        2003           2002
                                                    ------------   ------------

     Net income ..................................  $    431,488   $  1,403,417

Other comprehensive income (loss) , net of tax:
Foreign currency translation adjustment                   26,253            269
Unrealized loss from available-for-sale
securities, arising during the period, net of
income taxes of $-0-                                     (53,366)       (17,986)

                                                    ------------   ------------

Comprehensive income                                $    404,375   $  1,385,700
                                                    ============   ============


5.   ADVERTISING AND MARKETING COSTS

Currently, substantially all of the Company's advertising and marketing costs are comprised of (1) costs associated with the transmission of email marketing messages, both from internal sources and external third party vendors, (2) costs associated with the purchase of on-line consumer data, and (3) email program promotional and creative development costs. Such costs are charged to operations
(1) at the time of the email transmission, (2) upon receipt of the qualified consumer data, and (3) at the time the promotional and creative services are provided, respectively, and are included as a component of cost of sales.

Total advertising and marketing costs included in cost of sales, for the three months ended February 28, 2003 and 2002 were approximately $2,038,000 and $3,289,000, respectively.

6.   MARKETABLE SECURITIES AND LONG TERM INVESTMENTS, AT COST

          During the quarter ended February 28, 2003 the Company did not have any material events regarding its marketable securities. As of November 30, 2002, the Company had disposed of all of its long-term, cost-based investments.


7.   SEGMENT INFORMATION

Historically, the Company's reportable operating segments are aligned into three fundamental areas: (1) Internet Commerce billed directly to the Company's marketing partners and corporate customers, as well as consumers (E-commerce),
(2) Off-line Marketing services (such as telemarketing and postal mail), billed directly to licensed mortgage bankers, long distance carriers, wireless carriers and other service providing businesses (Off-line Marketing services) and (3) Products and Services billed to consumers by Local Exchange Carriers. The Company reintroduced the LEC Billed products and services activities during the three months ended February 28, 2003. Such segment was inactive in fiscal 2002. The balance of the Company's operations, immaterial individually and in the aggregate, are included as part of Corporate and other. This business segment delineation is consistent with the Company's management and financial reporting structure based on products and services. The Company evaluates performance based on many factors, with the primary criteria being each segment's gross profit, pre-tax income and EBITDA, which the Company has defined as net income excluding (i) special charges, (ii) interest expense, (iii) interest and dividend income, (iv) net gains (losses) on the sale of marketable securities,
(v) long-lived asset impairment charges, (vi) gains on non-monetary cost basis exchanges, (vii) other non-operating income, (viii) minority interest (income)loss, (ix) depreciation, (x) amortization and (xi) income taxes. The Company shares a common workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate and other. The following tables set forth the Company's financial results by operating segment. All revenues are from non-intersegment sources; and therefore no intersegment elimination applies.

SEGMENT DATA - NET REVENUE

                                                     FEBRUARY 28,   FEBRUARY 28,
                                                         2003           2002
                                                     ------------   ------------

For the three months ended:
    E-commerce                                       $  7,042,929   $ 11,634,450
    Off-line Marketing Services                         1,879,971        736,447
    LEC Billed Products and Services                      194,329             --
    Corporate and other                                        --             --
                                                     ------------   ------------

           CONSOLIDATED TOTALS                       $  9,117,229   $ 12,370,897
                                                     ------------   ------------

SEGMENT DATA - GROSS PROFIT

                                                     FEBRUARY 28,   FEBRUARY 28,
                                                         2003           2002
                                                     ------------   ------------
For the three months ended:
   E-commerce                                        $  5,123,528   $  8,321,061
   Off-line Marketing Services                          1,691,931        671,225
   LEC Billed Products and Services                        55,840             --
   Corporate and other                                         --             --
                                                     ------------   ------------

         CONSOLIDATED TOTALS                         $  6,871,299   $  8,992,286
                                                     ------------   ------------

    SEGMENT DATA - EBITDA

                                                    FEBRUARY 28,   FEBRUARY 28,
                                                        2003           2002
                                                    ------------   ------------

For the three months ended:
    E-commerce                                      $  1,139,460   $  3,199,525
    Off-line Marketing Services                          173,193         37,370
    LEC Billed Products and Services                      55,840             --
    Corporate and other                                 (990,230)    (1,087,407)
                                                    ------------   ------------

           CONSOLIDATED TOTALS                      $    378,263   $  2,149,488
                                                    ------------   ------------


SEGMENT DATA - DEPRECIATION AND AMORTIZATION

                                                    FEBRUARY 28,   FEBRUARY 28,
                                                        2003           2002
                                                    ------------   ------------

For the three months ended:
    E-commerce                                      $    288,693   $    164,684
    Off-line Marketing Services                            6,877          4,503
    LEC Billed Products and Services                          --             --
    Corporate and other                                   73,178         64,508
                                                    ------------   ------------

           CONSOLIDATED TOTALS                      $    368,748   $    233,695
                                                    ------------   ------------

SEGMENT DATA - RECONCILIATION OF REPORTABLE SEGMENT'S EBITDA
  TO CONSOLIDATED INCOME BEFORE TAXES

                                                    FEBRUARY 28,   FEBRUARY 28,
                                                        2003           2002
                                                    ------------   ------------
For the three months ended:
EBITDA - BY SEGMENT
    E-commerce                                      $  1,139,460   $  3,199,525
    Off-line Marketing Services                          173,193         37,370
    LEC Billed Products and Services                      55,840             --
    Corporate and other                                 (990,230)    (1,087,407)
                                                    ------------   ------------

           TOTAL EBIDTA                             $    378,263   $  2,149,488
                                                    ------------   ------------

ITEMS EFFECTING EBITDA IN ARRIVING AT CONSOLIDATED INCOME BEFORE TAXES
    Depreciation and amortization (expense)         $   (368,748)  $   (233,695)
    Interest (expense)                                    (7,341)       (10,502)
    Interest income and dividends                        154,601        210,213
    Realized gains on  marketable securities                 738         62,593
    Other non-operating income(expense)                   (6,697)       134,437
    Minority interest in income of subsidiary           (120,328)       (26,647)
                                                    ------------   ------------

        TOTAL ITEMS EFFECTING EBITDA                $   (347,775)  $    136,399
                                                    ------------   ------------

        CONSOLIDATED INCOME BEFORE TAXES            $     30,488   $  2,285,887
                                                    ------------   ------------


8. Asset Acquisitions

          In December 2001, the Company acquired the assets of the following two entities for a total cost of $1,676,682. The components of the asset purchase prices are set forth following the descriptions of the assets acquired:

     >> InfiKnowledge, a software development and Internet services firm based in New Brunswick, Canada, with the key assets purchased including an email delivery system, a suite of over 50 on-line games as well as a team of highly skilled, interactive game developers who the Company continues to believe possess the capabilities to enhance, develop and add support to its on-line marketing business and provide economies for the Company's email delivery platform.

     >> ThanksMuch, a Woodmere, New York based company that specializes in the on-line sale of costume jewelry and other small gift items. The Company continues to believe that the assets acquired, coupled with the management team who will continue to run the business, will be utilized to provide an opportunity for increased revenue, gross profits and cash flows in future fiscal periods.

The total purchase price components are as follows: (a) cash of $897,500, of which $697,500 was paid simultaneously with the asset acquisition closings, both of which occurred in December 2001 and the balance of $200,000 paid on December 6, 2002, and which is included as a component of the Company's accrued expenses as at November 30, 2002 and (b) 117,521 shares of the Company's common stock, valued at $6.20 per share (the average closing prices of the Company's stock for the period December 4 to December 10, 2001), which accounted for the additional consideration in the InfiKnowledge asset acquisition. Of the total share consideration, 39,174 of such shares were issued at closing, 39,174 shares were issued on December 6, 2002, with the balance of 39,173 shares issuable on December 6, 2003. The issuable shares were considered as outstanding common shares in the computation of both basic and diluted weighted shares outstanding for all periods subsequent to December 6, 2001. Goodwill and other intangible assets recognized as a result of these transactions amounted to approximately $1,477,000, of which approximately 90%, or $1.3 million, is expected to be deductible for income tax purposes. The goodwill and other intangibles were assigned to the E-commerce segment. The purchase price allocation to Goodwill and identifiable intangibles is set forth in Note 9 to the financial statements.

9. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows:

                                            As of February 28, 2003       As of November 30, 2002
                                          ---------------------------   ---------------------------
                                             Gross                          Gross
                                            Carrying      Accumulated     Carrying     Accumulated
                                             Amount      Amortization      Amount      Amortization
                                          ------------   ------------   ------------   ------------
           Amortized intangible assets:
   GROUPLOTTO IDENTIFIABLE INTANGIBLES:
      GroupLotto Site Brand Recognition   $    722,922   $    240,974   $    722,922   $    203,623
                    GroupLotto Database        433,754        144,585        433,754        122,174
           Intellectual Property Assets        289,169         96,390        289,169         81,449
            Marketing Right License Fee        300,000        164,515        300,000        106,450

INFIKNOWLEDGE IDENTIFIABLE INTANGIBLES:
                    Internet Game Suite        198,764         47,197        191,595         37,440
           Intellectual Property Assets        149,073         35,397        143,696         28,079
               Market Position Acquired        172,996         41,078        166,756         32,585

   THANKSMUCH IDENTIFIABLE INTANGIBLES:
                 Profiled customer data         50,000         15,709         50,000         11,542
                  Restrictive Covenants         10,000          2,808         10,000          2,308
                                          ------------   ------------   ------------   ------------

    Total amortizable intangible assets   $  2,326,678   $    788,652   $  2,307,892   $    625,650
                                          ============   ============   ============   ============
         Unamortized intangible assets:
               GOODWILL - INFIKNOWLEDGE   $    683,083                  $    647,729

                  GOODWILL - THANKSMUCH        289,736                       289,736

                                          ------------                  ------------
                         Total Goodwill   $    972,819                  $    937,465
                                          ============                  ============


The future intangible amortization expense for the next five fiscal years is estimated to be as follows:

                                                     2003       2004       2005       2006       2007
                                                   --------   --------   --------   --------   --------
GROUPLOTTO IDENTIFIABLE INTANGIBLE AMORTIZATION:
               GroupLotto Site Brand Recognition   $144,594   $144,594   $144,594   $ 84,621
                             GroupLotto Database     86,757     86,757     86,757     50,773
                    Intellectual Property Assets     57,838     57,838     57,838     33,848
                     Marketing Right License Fee    193,530         --         --         --         --
                                                   --------   --------   --------   --------   --------
                      TOTAL GROUP'S AMORTIZATION   $482,719   $289,189   $289,189   $169,242   $     --
                                                   --------   --------   --------   --------   --------

         INFIKNOWLEDGE IDENTIFIABLE INTANGIBLES:

                             Internet Game Suite   $ 38,319   $ 38,319   $ 38,319   $ 38,319   $    880
                    Intellectual Property Assets     28,739     28,739     28,739     28,739        660
                        Market Position Acquired     33,351     33,351     33,351     33,351        766
                                                   --------   --------   --------   --------   --------
                      TOTAL GROUP'S AMORTIZATION   $100,409   $100,409   $100,409   $100,409   $  2,305
                                                   --------   --------   --------   --------   --------

            THANKSMUCH IDENTIFIABLE INTANGIBLES:
                          Profiled customer data   $ 10,000   $ 10,000   $ 10,000   $ 10,000   $    230
                           Restrictive Covenants      2,000      2,000      2,000      2,000         46
                                                   --------   --------   --------   --------   --------
                      TOTAL GROUP'S AMORTIZATION   $ 12,000   $ 12,000   $ 12,000   $ 12,000   $    276
                                                   --------   --------   --------   --------   --------

                                         Summary
            GROUPLOTTO IDENTIFIABLE INTANGIBLES:   $482,719   $289,189   $289,189   $169,242   $     --
         INFIKNOWLEDGE IDENTIFIABLE INTANGIBLES:    100,409    100,409    100,409    100,409      2,305
            THANKSMUCH IDENTIFIABLE INTANGIBLES:     12,000     12,000     12,000     12,000
                                                   --------   --------   --------   --------   --------

      TOTAL IDENTIFIABLE INTANGIBLE AMORTIZATION   $595,128   $401,598   $401,598   $281,651   $  2,305
                                                   --------   --------   --------   --------   --------


10. Subsequent events

In March 2003, the Company sold its majority owned subsidiary, Montvale Management LLC ("Montvale") to Mortgage Industry Consultants, LLC ("MIC") for $1.6 million, plus its investment. Pursuant to the terms of the sale agreement, the Company received an initial payment of $1 million in cash at closing on March 7, 2003. Additionally, the Company received a $600,000 note from the purchaser, payable in 24 monthly installments of $25,000 each. The Company is also entitled to receive, prior to May 15, 2003, approximately $299,000, representing its GAAP basis capital account in such majority subsidiary as at November 30, 2002. The Company anticipates a tax saving on the transaction resulting from the offset of potential capital gains on the sale against capital losses incurred in prior years. The Company acquired its 51% interest in September of 1999 through an initial investment of approximately $50,000.

     The Company recognized a tax benefit of approximately $416,500 in the quarter ending February 28, 2003 as a result of the closing, which took place on March 7, 2003. Previously, the Company had applied valuation allowances against its deferred tax assets due to the lack of appreciated capital gain property. The Montvale sale produced approximately $1.25 million in capital gains and the tax benefit of $416,500 referenced above. Concurrent with the sale, the Company entered into a two-year marketing agreement with Montvale in which the Company will continue to generate targeted leads and provide other services related to Montvale's residential mortgage business.

     In March 2003, the Company purchased property in New Brunswick, Canada, through a wholly owned subsidiary, to house the business activities of such Canadian based, wholly owned subsidiary. The purchase price for the land and building was $565,000 (US) and was settled in cash at closing on March 6, 2003. The Company continues to be obligated under operating leases on rental space in Canada through April 2005, for a total lease commitment of approximately $143,000. The Company currently intends to continue to occupy such property for the term of said leases.


     11.  LITIGATION

          MAVIES WINGLER - On or about May 9, 2001, Mavies Wingler commenced an action against Group Lotto, Inc. ("GLI"), one of our wholly-owned subsidiaries, in the Circuit Court of Logan County, West Virginia. Ms. Wingler claims to have picked the winning numbers entitling her to $10 million. On June 8, 2001, the action was removed to the United States District Court, Southern District of West Virginia, and is entitled WINGLER V. GROUPLOTTO, INC., Docket Number 2:01 -- CV -- 518. At the end of 2002, Ms. Wingler's attorney withdrew, and she is now representing herself. Discovery has been completed and we have made a motion for summary judgment. We and GLI have a contract of indemnification with SCA Promotions, Inc. to be indemnified for prizes paid out to qualified winners. GLI winners are required to produce the Group Lotto Entry Notification form ("GLEN") within a specified period of time after matching a drawing's winning numbers in order to qualify for receipt of the appropriate prize winnings. We do not believe that there is any merit to Ms. Wingler's claim and intend to vigorously continue our defense thereof.

         PLASMANET - On November 21, 2002, Plasmanet, Inc., one of our competitors, commenced an action alleging patent infringement and misappropriation of trade secrets. PLASMANET, INC. V. APAX PARTNERS, INC., ET AL., Case No. 02 CIV 9290 (S.D.N.Y.). Plasmanet operates a website, FreeLotto.com, which is similar to one operated by GLI. Plasmanet alleges that on September 24, 2002 it obtained a patent for a "Free Remote Lottery System" and that we infringed said patent. In addition, Plasmanet asserts that we misappropriated Plasmanet's trade secrets after we were shown a private placement memorandum by an agent of Plasmanet's investment banker. The complaint seeks injunctive relief and unspecified money damages. We believe there is no merit to the claims and intend to vigorously defend against them.

         QWEST COMMUNICATIONS - Qwest Communications, Inc. has notified us of an indemnification claim relating to a class action filed against Qwest in Minnesota. BINDNER V.LCI INTERNATIONAL TELECOM CORP. ET AL., District Court of Minnesota, County of Sibley, Case No. C0-00-242. Plaintiffs claim that in late 1999 into mid-2000, they were misled when they were solicited to change their long distance carrier to Qwest. They assert that they were not told that they would have to stay at certain hotels and pay their regular rates as part of a promotion, which offered them free airline tickets. We introduced the promotion ("Fly Free America") to Qwest, and had been retained by Qwest to operate the telemarketing campaign. In or about May 2000, we and Qwest entered into an agreement terminating our contract and settling the amount due us (the "May 2000 Agreement"). The May 2000 Agreement contained language which Qwest claims obligates us to indemnify Qwest for any loss it may sustain by reason of this class action. We maintain that we have no liability in the matter. Fraud claims in the class action have been dismissed, leaving breach of contract and false advertising claims. The court has recently certified the class and Qwest is defending the action.

In November 2002, we commenced an arbitration against Qwest to recover certain amounts due us pursuant to the May 2000 Agreement. In December 2002, Qwest filed counterclaims in the arbitration relating to the Fly Free America program. Qwest asserts that we must indemnify Qwest for, among other things, fines and penalties amounting to approximately $1.5 million which Qwest claims it paid in connection with a number of consent decrees it entered into with various state attorneys general, an unspecified amount of attorneys' fees, and any and all expenses, penalties or other amounts Qwest becomes liable for in connection with the class action. Qwest also seeks reimbursement of approximately $3.1 million it paid us pursuant to the May 2000 Agreement. We believe that there is no merit to Qwest's counterclaims and intend vigorously to defend against them, as well as to pursue our claim.

     COLUMBIA HOUSE/RYDEL - In or about August 2002, Columbia House, one of our clients, notified us of an indemnification claim relating to a class action filed against Columbia House, among others, in Illinois. RYDEL V. COMTRAD INDUSTRIES, INC. ET AL., Circuit Court of Cook County, Illinois, No. 02 CH 13269. Plaintiff claims to have received unsolicited commercial e-mail from, among others, Columbia House, in violation of Illinois law. Columbia House advised us that it believes that the email in question was not approved by Columbia House when it was sent, and asserted a claim for indemnification against us pursuant to our contract. We and Columbia House agreed to defer resolution of the indemnification claim (and reserved each of our respective rights). Columbia House is defending against the class action and has filed a motion to dismiss it.

     In or about January 2003, we were named as a defendant in the RYDEL class action. In an additional count in the complaint, the plaintiff asserts that we violated the Illinois Consumer Fraud and Deceptive Business Practices Act by providing to a co-defendant a list of consumers who had consented to receive commercial e-mails when, the complaint alleges, they had not. The complaint seeks injunctive relief and unspecified damages. We have filed a motion to dismiss the complaint. We believe that there is no merit to the claim, and, in the event the claim is not dismissed as requested in the application before the court, we intend to vigorously defend against it.

     TINA HARRISON, LISA WATTERS (Utah Claims) - In January 2003, we received notice of two claims filed in Utah state court: WATTERS V. TRAFFIX, INC., MONGLYPH.COM, AND PHILLIP C. WILSON

AND JOHN DOES ONE THROUGH TEN, (No. 20413327); and HARRISON V. TRAFFIX, INC. AND JOHN DOES ONE THROUGH TEN, (No. 20414190), District Court of Utah, Third Judicial District Salt Lake County, Sandy Department. In each of these actions, the plaintiff claims to represent a class of Utah residents who received unsolicited commercial e-mail in violation of Utah law. We are currently engaged in discussions to resolve these matters for an amount that would not be material to the results of operations, cash flows or financial position of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements and information relating to the Company that are based on the current beliefs and expectations of Management, as well as assumptions made by and information currently available to the Company. When used in this Management's Discussion and Analysis, and elsewhere in this Form 10-Q, the words "anticipate", "believe", "estimate", "continue", and "expect" and similar expressions, as they relate to the Company are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management, with respect to future events and are subject to certain risks, uncertainties and assumptions, which could cause the actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

OVERVIEW

We are a leading on-line database marketing company that uses our on-line media network to generate leads, customers and sales for our proprietary product and service offers, and our corporate client's product and service offers. We provide complete end-to-end marketing solutions for companies seeking to increase sales and customers through on-line marketing programs, database development and enhancement programs. The services we offer range from the development of a complete creative promotion to be used to market the client's product to consumers, broadcasting a promotion on-line in order to generate new customers for the client, delivery of data files from the results of campaigns, creating and hosting the customized websites or web pages necessary to effect the consumer transaction that drives the client's sales and generating comprehensive reporting in order for the client to analyze the effectiveness of a promotion. We use our websites, interactive games, email marketing and database of permission-based, profiled records (and the on-line media of third parties) to generate the customers, sales and leads for our clients, as well as our own product and service offers. We are paid by our clients primarily on a success-based model, in that we receive a fee for every lead, customer or sale generated for the client. In addition to our third party client-based revenue, we generate revenue from our own products and services, such as retail gift items, which accounted for approximately 3.0% of our revenue during the three months ended February 28, 2003. In Fiscal 2003, these products and services have been expanded, and include an ISP service, a long-distance telecom service, and on-line dating. The combination of the revenue generated from these services introduced in Fiscal 2003 were approximately $578,000, or 6.0% of our revenue during the three months ended February 28, 2003. We also generate revenues from the sales and rentals (for use both on-line and off-line) of our proprietary, profiled databases.

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

                                ON-LINE MARKETING

We own and operate multiple on-line properties, such as GroupLotto.com, the free on-line lottery, and AtlasCreditGroup.com, PrizeAmerica.com and iMatchup.com (iMatchup.com commenced operations during the three months ended February 28, 2003), as well as a number of interactive games (such as Direct Deposit Promotions and Scratch&Win), all supplemented by other web sites and services provided on the Web. These activities are designed to generate real-time response-based marketing results for our corporate clients, as well as for our own offers. When visiting our on-line properties, consumers are given the opportunity to purchase, sign-up for, ask to be contacted regarding, or simply indicate an interest in, hundreds of offers for various products and services provided by our corporate clients and marketing partners. Specifically, through these interactive Web properties we generate a variety of transactional results for our corporate clients ranging from (a) Web traffic, (b) inbound telemarketing calls, (c) outbound telemarketing leads, (d) demographically/psychographically profiled lists of consumers, (e) highly-targeted customized response-based leads, (f) completed applications for products, and (g) actual sales of products and services.

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

Similar to the GroupLotto website, we generate results for our clients through several other interactive games and products. For example, we market through a "scratch and win" game that offers consumers the chance to win any number of prizes, which range from $100 to $25,000. The consumer plays the game by "scratching" with the mouse certain parts of the entry ticket to uncover the results. These games are presented as "pop-ups" upon browser exit, and can also be "pushed" to consumers by delivering them to the player's email inbox. We also market product and services that can be purchased on-line with a credit card through our "Direct Deposit" sweepstakes game (patent pending), whereby a consumer can win up to $5,000 instantly if a portion of his or her credit card number matches a pre-selected winning number.

We own and operate several other websites such as AtlasCreditGroup.com, PrizeAmerica.com, TheBargainSpot.com, prizecade.com and jewelclaimcenter.com. Additionally, during the three months ended February 28, 2003, we launched AtlasAutomotiveGroup.com. a website that enables its visitors to read reviews and request price quotes to purchase automobiles on-line. Such websites are deployed to generate revenue for our clients in a similar manner as the GroupLotto model described above. Each of these sites is designed to appeal to a specific consumer interest category that we matched with product promotions that appeal to such interest category.

EMAIL MARKETING. Direct marketing via email is an important business channel. Each program that we market for our clients can be implemented not only through the websites, interactive games and "pop-ups" discussed above, but also, and often, through email marketing. We currently market to a vast database that exceeds 150 million permission-based records, which are either owned by us or are managed by us under our revenue share arrangements.

Compared to postal marketing and telemarketing, email marketing is significantly less expensive, offers much faster response times, and, we believe, provides for a more interactive consumer media experience. We now own an email delivery system (acquired in December 2001 through the acquisition of the assets of Infiknowledge.com, a privately held Canadian technology company), which reduces our dependence on third party vendors and has created economies associated with our commercial email delivery, as well as our site maintenance and development costs. FOR A FURTHER DISCUSSION OF RECENT BUSINESS

AND LEGAL DEVELOPMENTS REGARDING THIS E-COMMERCE COMPONENT, AND EVENTS IMPACTING EMAIL MARKETING, SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION'S SECTION TITLED `CRITICAL ACCOUNTING POLICY AND ACCOUNTING ESTIMATE DISCUSSION - FACTORS THAT COULD EFFECT FUTURE RESULTS'."

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

TRAFFIX'S PRODUCTS AND SERVICES

Several new business units, which we introduced during the three months ended February 28, 2003, include credit card billed products in the "Voice Over Internet Protocol" area ("TxNET-LD"), dial-up modem ISP ("TxNET-ISP"), and dating/personal programs conducted over the Internet ("iMatchup.com"). During the three months ended February 28, 2002, we introduced the on-line marketing of our own products and services through the Thanksmuch.com website which sells gift items (such as DVDs, CD's and inexpensive jewelry) directly to consumers. When a consumer selects a gift item and tenders his credit card, he is given the opportunity to purchase other, more valuable products and services at special discounts. One of the additional benefits that is derived from the credit card billed portion of these programs, is our ability to accumulate consumer credit card data, which allows for the subsequent use of our marketing concept of "just-one-click" credit card billing, making on-line purchases easier for the consumer, and allowing us to more easily process additional sales and services in the future. In addition, certain of these services are designed as monthly recurring revenue sources, such as our dating and long-distance service.

No assurances can be given, however, that these new sources of revenue will contribute material revenues and/or income from operations in future fiscal periods, if at all. During the three months ended February 28, 2003, the combination of all such new services generated approximately $824,000, or approximately 9.0% of consolidated net revenue, with an approximate $251,000 contribution to consolidated income from operations for such period.

Our expansion in, and dependence on, our on-line direct marketing efforts, coupled with the potential for state and/or federal legislation limiting our ability to contact consumers on-line should all be considered when referring to our current fiscal year's first quarter results, as well as prior year historical results, in evaluating the potential for our future fiscal period operations, cash flows, and financial position.


TRANSACTIONS WITH MAJOR CUSTOMERS

Transactions with major customers and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) in our discussion of Critical Accounting Policy and Accounting Estimate Discussion (immediately following (1) previously mentioned) and (3) under the heading Transactions with Major Customers in Note 1 to the Consolidated Financial Statements included herein.


SEGMENT INFORMATION

During the three months ended February 28, 2003, we generated revenue from the following segments: E-Commerce, Off-line Marketing and LEC Billed products. The E-Commerce segment currently represents the core of our business operations. Revenue in the E-commerce segment is generated primarily from marketing of third party products and services on our websites and through email promotions. The Off-Line Marketing services segment consists of revenue generated by us through off-line direct marketing channels. LEC Billed products consist of our proprietary LEC billed ISP product, known as TXNet ISP. This product was introduced during the three months ended February 28, 2003. During the three months ended February 28, 2002, we generated revenue from the following segments: E-Commerce and Off-line Marketing. Historically, the Off-line Marketing service segment's activities consisted of telemarketing services used for the acquisition of long distance and wireless phone customers for various phone service providers. In Fiscal 2002, this segment consisted exclusively of our majority owned subsidiary, Montvale Management, LLC, and the revenues and expenses of Montvale's net branch services provided to qualified mortgage banking and lending institutions. During March 2003, we disposed of our interest in Montvale, all as more fully described Note 10 included in the attached financial statements. Historically, the LEC Billed Products segment represented telecommunications-related products and services marketed by us directly to consumers who were billed by local exchange carriers (LECs) on the consumer's telephone bill. This segment was inactive during the first three months of Fiscal 2002. Segment information is set forth in Note 7 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section hereof and incorporated herein by reference.


RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three-month periods ended February 28, 2003 and February 28, 2002, respectively. It should be read in conjunction with the Company's Form 10-K as filed for the year ended November 30, 2002, the Notes thereto and other financial information included elsewhere in this report.


THREE MONTHS ENDED FEBRUARY 28, 2003 AND FEBRUARY 28, 2002


The Company's net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three month periods ended February 28, 2003 and February 28, 2002, are detailed in the following tables:

SEGMENT DATA - NET REVENUES, BY SEGMENT COMPONENT

                                                       THREE MONTHS ENDED            CHANGE         CHANGE
                                                  FEBRUARY 28,    FEBRUARY 28,      INC(DEC)       INC(DEC)
                                                      2003            2002            $$$            %%%
                                                  ------------    ------------    ------------     --------
E-COMMERCE COMPONENTS
GroupLotto and other web sites                    $  3,067,039    $  2,437,033    $    630,006        26%
Net branch commission fees                             331,760         129,961         201,799       155%
Email marketing programs                             2,217,658       7,913,984      (5,696,326)      -72%
Data sales and rentals                                 935,149         734,476         200,673        27%
Sales of jewelry and gifts                             245,462         198,678          46,784        24%
Internet game development and other                    245,861         220,318          25,543        12%
                                                  ------------    ------------    ------------     --------

TOTAL E-COMMERCE                                     7,042,929      11,634,450      (4,591,521)      -39%
                                                  ------------    ------------    ------------     --------

OFF-LINE MARKETING SERVICE COMPONENTS
Net branch commission fees                           1,879,971         736,447       1,143,524       155%
                                                  ------------    ------------    ------------     --------

TOTAL OFF-LINE MARKETING SERVICE                     1,879,971         736,447       1,143,524       155%
                                                  ------------    ------------    ------------     --------

LEC BILLED PRODUCTS AND SERVICES COMPONENTS
TXNet ISP Product                                      194,329              --         194,329       100%


                                                  ------------    ------------    ------------     --------

TOTAL LEC BILLED PRODUCTS AND SERVICES                 194,329              --         194,329       100%
                                                  ------------    ------------    ------------     --------

CORPORATE AND OTHER COMPONENTS
Miscellaneous products, list revenue and other              --              --              --         0%
                                                  ------------    ------------    ------------     --------

TOTAL CONSOLIDATED NET REVENUE                    $  9,117,229    $ 12,370,897    $ (3,253,668)      -26%
                                                  ------------    ------------    ------------     --------

     Net Revenue decreased approximately $3.3 million, or 26%, to $9.1 million for the three months ended February 28, 2003 from $12.4 million in the comparable prior year period. The primary component of the decrease relates to the Company's loss of one of its significant customers in the fourth quarter of Fiscal 2002. Such customer was responsible for $3.6 million, or 29%, of the Company's revenue during the three months ended February 28, 2002. The three months ended February 28, 2003 included a final billing to such significant customer that was less than $25,000, or 0.2% of net revenue for the period. Turnover recognized in the balance of the Company's customer base, decreased returns on its email programs and decreased rates of successful email delivery accounted for additional decreases in net revenue, which approximated $2 million when compared with the prior quarter. Offsetting the above mentioned declines in net revenue were increases of $1.3 million in revenues from the Company's then majority owned subsidiary, Montvale Management LLC (see Note 10 to the financial statements for a further discussion of the Company's disposition of its interest in Montvale in March 2003) and increases in revenue attributable to the Company's own websites, consisting primarily of (a) iMatchup.com and (b) AtlasCreditGroup.com. In combination, (a) and (b) accounted for approximately $1 million, or 11% of net revenue during the three months ended February 28, 2003. In fiscal 2002's comparable period, such websites were inactive. The Company's LEC Billed Product and Services segment also offset the decline in revenue from the prior year's comparable quarter by approximately $190,000.

     See "Transactions with Major Customers" and Securities and Exchange mandated FR-60 disclosures following the "Liquidity and Capital Resources" section for a further discussion of the significant customer concentrations, critical accounting policies and estimates, and other factors that could affect future results.

     The Company's cost of revenues during the three months ended February 28, 2003 and February 28, 2002 were comprised of (1) direct and indirect marketing costs associated with the procurement and retention of consumers for its databases, including direct response email marketing costs, data purchases, promotional costs and premium fulfillment costs, and (2) the related contingent-based prize indemnification expense, billing fees, collection fees, and customer service costs.

The Company's cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three month periods ended February 28, 2003 and February 28, 2002 are set forth below:

CONSOLIDATED COST OF SALES, BY SEGMENT, BY COMPONENT

                                                      FOR THE PERIODS
                                                    THREE MONTHS ENDED
                                                --------------------------     CHANGE        CHANGE
                                                FEBRUARY 28,  FEBRUARY 28,    INC(DEC)      INC(DEC)
                                                    2003          2002          $$$           %%%
                                                ------------  ------------  ------------    --------
E-COMMERCE
ADVERTISING, PROMOTION AND FULFILLMENT COSTS
Email marketing and related delivery costs      $  1,399,933  $  1,445,811  $    (45,878)      -3%
Data purchases and premium costs                     323,956     1,763,063    (1,439,107)     -82%
Promotional, creative and other costs                125,917        14,660       111,257      759%

                                                ------------  ------------  ------------    --------

                TOTAL E-COMMERCE ADVERTISING    $  1,849,806  $  3,223,534  $ (1,373,728)     -43%
                                                ------------  ------------  ------------    --------

SERVICE BUREAU FEES
Contingent based prize indemnification costs    $     69,595  $     89,855       (20,260)     -23%
                                                ------------  ------------  ------------    --------

              TOTAL E-COMMERCE COST OF SALES    $  1,919,401  $  3,313,389  $ (1,393,988)     -42%
                                                ------------  ------------  ------------    --------

OFF-LINE MARKETING SERVICES
ADVERTISING, PROMOTION AND FULFILLMENT COSTS
Telemarketing, direct mail and related costs    $    188,040  $     65,222  $    122,818      188%

                                                ------------  ------------  ------------    --------

      TOTAL OFF-LINE MARKETING COST OF SALES    $    188,040  $     65,222  $    122,818      188%
                                                ------------  ------------  ------------    --------


LEC BILLED PRODUCTS AND SERVICES

SERVICE BUREAU FEES
Billing and collection fees                     $    138,489  $         --       138,489      100%
                                                ------------  ------------  ------------    --------

              TOTAL LEC BILLED COST OF SALES    $    138,489  $         --  $    138,489      100%
                                                ------------  ------------  ------------    --------

                  CONSOLIDATED COST OF SALES    $  2,245,930  $  3,378,611  $ (1,132,681)     -34%
                                                ------------  ------------  ------------    --------

     Cost of sales on a consolidated basis decreased $1.1 million, or 34%, to $2.2 million for the three months ended February 28, 2003 from $3.4 million in the comparable prior year period.

     The significant factors contributing to the decrease in cost of sales relate to: (a) an approximate $700,000 decrease in marketing data purchases; and
(b) an approximate $740,000 decrease in premium fulfillment costs. Additionally, email marketing and related delivery costs, and contingent based prized indemnification costs decreased, in combination, by approximately $66,000 when compared to the prior year's comparable period.

     The Company's decreased cost of sales referenced above resulted from: (i) the realization of the residual benefit in the current quarter of marketing data purchased in prior fiscal periods, with the associated costs having been expensed in the prior period of such purchase; and (ii) the decreased marketing and customer acquisition commitment demands; and (iii) the decreased related premium fulfillment costs on acquired customers, that were attributable to a significant customer in the prior year's comparable fiscal period. The Company did not transact business with such customer during the three months ended February 28, 2003. The Company had obtained additional experience during February 2003 and March 2003 that indicated redemptions had declined significantly when compared to redemption information available to the Company at November 30, 2002. The Company estimates and accrues its fulfillment costs, based upon available historical experience regarding premium redemptions. Historically, the Company has recognized variances between actual fulfillment experience, when comparing such experience to previously estimated fulfillment accruals. This variance is attributable to significant variations in consumer's redemption behavior as accumulated on a premium-by-premium basis. The variance in such estimates are included in current operations when facts and circumstances allow for their measurement. The three months ended February 28, 2003 included an approximate $425,000 benefit resulting from such adjustments to a fulfillment premium accrual.

     The decreases in cost of sales discussed above were offset by increased costs of sales recognized in the Company's Off-line Marketing segment of approximately $122,000, resulting from increased activity in such segment, and an increase in LEC Billed segment costs of $138,489 resulting from the reactivation of operations within such segment.

     The Company's gross profit in terms of dollars, on a segmental basis, and the Company's gross profit percentage, on a segmental basis, for each of the three month periods ended February 28, 2003 and 2002 are set forth below:

CONSOLIDATED GROSS PROFIT, BY SEGMENT

                                             FOR THE PERIODS:
                                            THREE MONTHS ENDED           CHANGE        CHANGE
                                        FEBRUARY 28,  FEBRUARY 28,      INC(DEC)      INC(DEC)
                                            2003          2002            $$$            %%%
                                        ------------   ------------   ------------    --------
E-commerce                              $  5,123,528   $  8,321,061   $ (3,197,533)     -38%

Off-line Marketing services                1,691,931        671,225      1,020,706     -152%

LEC Billed products and services              55,840             --         55,840     #DIV/0!
                                        ------------   ------------   ------------    --------

CONSOLIDATED TOTALS                     $  6,871,299   $  8,992,286   $ (2,120,987)     -24%
                                        ============   ============   ============    ========


CONSOLIDATED GROSS PROFIT PERCENTAGES, BY SEGMENT

                                             FOR THE PERIODS:           ABSOLUTE      RELATIVE
                                            THREE MONTHS ENDED         PERCENTAGE    PERCENTAGE
                                        FEBRUARY 28,   FEBRUARY 28,      CHANGE        CHANGE
                                            2003           2002         INC(DEC)      INC(DEC)
                                        ------------   ------------   ------------   ----------
E-commerce                                   72.7%         71.5%           1.2%          1.7%

Off-line Marketing service                   90.0%         91.1%          -1.1%         -1.3%

LEC Billed products and services             28.7%          0.0%          28.7%        100.0%
                                        ------------   ------------   ------------    --------
CONSOLIDATED GROSS PROFIT PERCENTAGE         75.4%         72.7%           2.7%          3.7%
                                        ============   ============   ============    ========

     Consolidated Gross Profit Percentage ("Gross Margin") as a percentage of net revenue was 75.4% during the three months ended February 28, 2003, compared to 72.7% in the prior year's comparable fiscal period, representing an absolute percentage point increase of 2.7%, or a 3.7% increase on a relative basis.

After adjusting the gross margin for the approximate $425,000 fulfillment accrual reversal benefit referenced in the cost of sales discussion above, the

Company's adjusted gross profit percentage was approximately 70.1%. This adjusted margin represents an absolute percentage decline from the prior year's comparable period of 2.6%. This decline resulted from decreased conversions of its email promotions and lower revenue generating offers on the Company's email marketing programs and costs incurred in the Company's LEC Billed product and service segment (which has a gross profit percentage that is lower than the Company's historically recognized gross profit percentage) when compared with the prior year's comparable quarter.

     The Company's Selling Expenses for each of the three months ended February 28, 2003 and February 28, 2002 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

                                             FOR THE PERIODS:
                                            THREE MONTHS ENDED          CHANGE -      CHANGE -
                                        FEBRUARY 28,   FEBRUARY 28,     INC(DEC)      INC(DEC)
                                            2003           2002            $$$          %%%
                                        ------------   ------------   ------------    --------
E-COMMERCE
Fee share commissions                   $  1,053,616   $  1,749,196   ($   695,580)     -40%
Other commissions                                 --        480,882       (480,882)    -100%
Selling salaries and related expenses        393,524        406,499        (12,975)      -3%
Occupancy and equipment costs                     --          7,200         (7,200)    -100%
Travel and entertainment                      59,384        107,242        (47,858)     -45%
                                        ------------   ------------   ------------    --------
TOTAL SELLING - E-COMMERCE SEGMENT      $  1,506,524   $  2,751,019   ($ 1,244,495)     -45%
                                        ------------   ------------   ------------    --------

OFF-LINE MARKETING SERVICES
Fee share commissions                   $         --   $         --             --
Other commissions                                 --             --             --
Selling salaries and related expenses        762,407        388,785        373,622       96%
Occupancy and equipment costs                 45,623         22,029         23,594      107%
Travel and entertainment                       5,005        6,735.0         (1,730)     -26%
                                        ------------   ------------   ------------    --------
TOTAL SELLING - OFF-LINE SEGMENT        $    813,035   $    417,549   $    395,486       95%
                                        ------------   ------------   ------------    --------


CONSOLIDATED TOTALS                     $  2,319,559   $  3,168,568   ($   849,009)     -27%
                                        ------------   ------------   ------------    --------

     Selling expenses on a consolidated basis decreased approximately $849,000, or 27%, from $3.2 million during the three months ended February 28, 2002, to $2.3 million during the three months ended February 28, 2003. The decrease was primarily attributable to an approximate $1.2 million decrease in fee share commission and other sales based commissions. Such selling expense item decreases were related to the business conducted by the Company with a significant customer during the three months ended February 28, 2002. This significant customer relationship ended in the fourth quarter of Fiscal 2002. The Company did not transact business with such customer during the three months ended February 28, 2003 and, accordingly, did not incur the related selling expenses. The $1.2 million decrease in selling expenses discussed above was offset by increases in selling expenses attributable to the Company's Off-line Marketing Services segment of approximately $395,000. This increase resulted from the Company's increased activity in the three months ended February 28, 2003 when compared to the three months ended February 28, 2002. The Off-line Marketing Service segments revenues increased 155% when comparing the three months ended February 28, 2003 with the comparable prior year's period.

     Regarding fee share commissions, in the prior fiscal year, the Company significantly expanded the practice of marketing promotional offers on behalf of its marketing clients ("Clients") to third party databases on a fee share commission basis. The fee share commission relationship generally arises after the Company concludes a contractual arrangement with a Client pursuant to which the Company modifies or develops the copy, offer form and promotional materials for the Client's product or service. The Company then tests the promotion, and agrees to deliver a minimum level of new customers, and/or targeted leads to the Client. Simultaneously with the execution of these contractual arrangements, the Company sometimes obtains the rights from the Client to market their promotions to a list of third parties with whom the Company has marketing relationships (the "Third Parties"). The Company enters into contracts with each Third Party with whom it intends to market Client promotions. The terms of these agreements generally provide that the Third Party has the right to (i) approve the creative materials for each promotion, (ii) approve the timing of each promotion's mailing, (iii) terminate the contract on short notice, and (iv) reject any promotion for any reason. Each agreement also restricts the Third Party from doing business with the Client other than through the Company for the period of time covered by the agreement, and sets forth the terms of the Third Party's compensation. Payments are performance based only and are either fixed fees paid for each customer or lead generated for the Client, or a revenue share that is a percentage of the revenue generated (after deduction for certain direct costs) by the Company for marketing that offer to the Third Party database. The Company utilizes unique Universal Resource Locater identifier links ("URLs") when promotions are mailed to the Third Party database. It is the unique URL's that form the tracking mechanism by which the Client reports results to the Company, and the Company is able to account for revenue generated under the fee share arrangement with Third Parties.


     The Company's general and administrative expenses ("G&A") are principally comprised of (i) compensation costs and related expenses for executive, finance, information and operation systems, and general administration personnel, (ii) professional fees (which include legal; audit, accounting and tax; public relations; database management and consulting; and public company related printing costs), (iii) insurance costs, (iv) occupancy and other equipment rental costs, (v) site development, maintenance and modification costs related to the Company's E-commerce segment, and (vi) all other general and miscellaneous corporate expense items.

The Company's General and Administrative Expenses for each of the three months ended February 28, 2003 and February 28, 2002 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

CONSOLIDATED GENERAL AND ADMINISTRATIVE EXPENSES, BY SEGMENT, BY COMPONENT

                                               FOR THE PERIODS:
                                              THREE MONTHS ENDED          CHANGE -      CHANGE -
                                          FEBRUARY 28,   FEBRUARY 28,     INC(DEC)      INC(DEC)
                                              2003           2002            $$$           %%%
                                          ------------   ------------   ------------    --------
E-COMMERCE
Compensation costs and related expenses   $  1,128,644   $  1,115,395   $     13,249        1%
Professional fees                              509,537        358,062        151,475       42%
Insurance costs                                135,687        112,143         23,544       21%
Occupancy and equipment costs                   88,805         72,920         15,885       22%
Site development, maintenance and
  modifications                                141,842        220,046        (78,204)     -36%
All other G&A expenses                         425,534        327,301         98,233       30%
                                          ------------   ------------   ------------    --------
TOTAL G&A - E-COMMERCE SEGMENT            $  2,430,049   $  2,205,867   $    224,182       10%
                                          ------------   ------------   ------------    --------

OFF-LINE MARKETING SERVICES
Compensation costs and related expenses   $         --   $         --   $         --        0%
Professional fees                               21,229          3,120         18,109      580%
Insurance costs                                     --          1,095         (1,095)    -100%
Occupancy and equipment costs                       --             --             --        0%
All other G&A expenses                         691,351        216,594        474,757      219%
                                          ------------   ------------   ------------    --------
TOTAL G&A - OFF-LINE SEGMENT              $    712,580   $    220,809   $    491,771      223%
                                          ------------   ------------   ------------    --------
LEC BILLED PRODUCTS AND SERVICES
Compensation costs and related expenses   $         --   $         --   $         --        0%
Insurance costs                                     --             --             --        0%
Occupancy and equipment costs                       --             --             --        0%
All other G&A expenses                              --             --             --        0%
                                          ------------   ------------   ------------    --------
TOTAL G&A - LEC SEGMENT                   $         --   $         --   $         --        0%
                                          ------------   ------------   ------------    --------
CORPORATE AND OTHER
Compensation costs and related expenses   $    545,821   $    579,845   $    (34,024)      -6%
Professional fees                              228,222        272,667        (44,445)     -16%
Insurance costs                                130,333        114,359         15,974       14%
All other G&A expenses                         159,032        185,044        (26,012)     -14%
                                          ------------   ------------   ------------    --------
TOTAL G&A - CORPORATE AND OTHER           $  1,063,408   $  1,151,915   $    (88,507)      -8%
                                          ------------   ------------   ------------    --------

CONSOLIDATED TOTALS                       $  4,206,037   $  3,578,591   $    627,446       18%
                                          ------------   ------------   ------------    --------

     General and Administrative expenses ("G&A") on a consolidated basis increased approximately $627,000, or 18%, when comparing G&A of $3.6 million from the three months ended February 28, 2002 to G&A of $4.2 million incurred during the three months ended February 28, 2003. The increase was attributable to increases in the Company's E-commerce segment of approximately $224,000 and increases in the Company's Off-line Marketing Services segment of approximately $492,000. Both of such increases resulted from increased costs associated with supporting: (i) the new businesses introduced during the current quarter; (ii) the company's previously existing revenue generating activities; and (iii) the operational and human resource costs of database management inherent in our business.

     Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP ("FKIWSBR") provides general legal services to the Company in the ordinary course of business and litigation services in defense of actions arising from such business activities. A FKIWSBR partner has been a member of our Board of Directors since inception. FKIWSBR legal services are billed on an arms length transaction basis. The Company incurred approximately $305,000 in legal fees from FKIWSBR during the three months ended February 28, 2003.

CONSOLIDATED - BAD DEBT EXPENSE, BY SEGMENT

                                             FOR THE PERIODS:
                                            THREE MONTHS ENDED         CHANGE          CHANGE
                                        FEBRUARY 28,   FEBRUARY 28,   INC(DEC)        INC(DEC)
                                            2003           2002          $$$             %%%
                                        ------------   ------------   ------------    --------
E-commerce                              $    336,188   $    329,334   $      6,854       2%
                                        ------------   ------------   ------------    --------

Off-line Customer Acquisition Services            --             --             --       0%

LEC Billed Products and Services                  --             --             --       0%

Corporate and other                               --             --             --       0%
                                        ------------   ------------   ------------    --------

CONSOLIDATED TOTALS                     $    336,188   $    329,334   $      6,854       2%
                                        ------------   ------------   ------------    --------

Bad Debt expense remained relatively constant when comparing the three months ended February 28, 2003 with 2002. The 2% increase in bad debt expense resulted from the Company's processes described below.

The Company continuously evaluates the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition or bankruptcy filings of its customers. As a result of this review process, the Company records bad debt provisions to adjust the related receivables' carrying amount to an amount that reflects their probable realizable value. Provisions for bad debts are also recorded resulting from the review of other factors, including (a) length of time the receivables are past due, and (b) historical experience. If circumstances related to specific customers change, our estimates for bad debt provisions could be further increased.

OTHER INCOME(EXPENSE)

The Company's components of "Other income(expense)" for the three months ended February 28, 2003 and 2002 are set forth below:

                                                              FOR THE PERIODS:
                                                             THREE MONTHS ENDED             CHANGE        CHANGE
                                                         FEBRUARY 28,    FEBRUARY 28,      INC(DEC)      INC(DEC)
                                                             2003            2002             $$$          %%%
                                                         ------------    ------------    ------------    --------
Other income (expense):
Interest expense                                         $     (7,341)   $    (10,502)   $      3,161      -30%
Interest income and dividends                                 154,601         210,213         (55,612)     -26%
Realized gains on sale of marketable securities                   738          62,593         (61,855)     -99%
Other non-operating income:

    Other miscellaneous income(expense)                        (6,697)          9,437         (16,134)    -171%
    Liquidation proceeds on prior year impairment loss             --         125,000        (125,000)    -100%
Minority interest (income) loss                              (120,328)        (26,647)        (93,681)     352%
                                                         ------------    ------------    ------------    --------
Total Consolidated Other
    Income (Expense)                                     $     20,973    $    370,094    $   (349,121)     -94%
                                                         ------------    ------------    ------------    --------

     Consolidated Other Income (Expense) decreased approximately $349,000, from approximately $370,000 for the three months ended February 28, 2002 to approximately $21,000 for the three months ended February 28, 2003.

     The primary factors contributing to the net decrease, in the order of the table set forth above, are as follows:

     (a) a decrease in interest and dividend income of approximately $56,000 resulting from continuing decreases in the interest rates available on short-term commercial paper during the three months ended February 28, 2003;

(b) a decrease in gains realized through sales of marketable securities approximating $62,000 in the three months ended February 28, 2003 when compared to realized gains in the three months ended February 28, 2002;

(c) a decrease in other non-operating income (expense) of approximately $141,000. The significant portion of this decrease was attributable to liquidation proceeds received from a long-term investment (written off in Fiscal
2001) in the three months ended February 28, 2002. The underlying long-term investment had been entirely written off through an impairment charge in a prior year.

PROVISION FOR INCOME TAXES

     The Company's effective income tax rate is a result of the combination of federal income taxes at statutory rates, and state taxes, subject to the effects of valuation allowances taken against the "realizability" of deferred tax assets, as well as reductions to valuation allowances taken in prior fiscal periods when available evidence indicate such adjustments are necessary. For the three months ended February 28, 2003, the Company recorded a net income tax benefit of $401,000. In the quarter ended February 28, 2003, the Company recognized a tax benefit of approximately $416,500 relating to the measurement and resulting valuation adjustment to the Company's deferred tax assets relating to capital loss carryovers. The Company had applied a valuation allowance against such deferred tax assets in fiscal 2001 because there was no appreciated capital gain property held by the Company at such time. In the quarter ending May 31, 2003, the Company disposed of an interest in a majority-owned subsidiary and such disposition yielded capital gain income of approximately $1.25 million. It is this discrete event that caused the Company to re-evaluate its deferred tax assets during the quarter ended February 28, 2003, and to correspondingly recognize a tax benefit of $416,500 within such quarter.

     In the prior comparable period the Company had recorded income tax expense of $882,470 for the three months ended February 28, 2002 on a pre-tax income of approximately $2,285,887. This equated to an effective tax rate of approximately 38.6%.

LIQUIDITY AND CAPITAL RESOURCES

         As of February 28, 2003, the Company had aggregate working capital of $40.0 million compared to aggregate working capital of $39.3 million as of November 30, 2002. The Company had available cash, cash equivalents and readily available marketable debt securities of $36.8 million as of February 28, 2003 compared to available cash, cash equivalents and readily available marketable debt securities of $37.4 million as of November 30, 2002. The $581,779 decrease in cash, cash equivalents and readily available marketable debt securities is primarily the result of $331,000 used in operating activities and $207,000 used for capital expenditures during the three months ended February 28, 2003.

The Company's days-sales-outstanding ("DSO") in accounts receivable at February 28, 2003 was 52 days, compared to 45 days in the fourth quarter of Fiscal 2002, and 70 days in the prior year's comparable period. The increase in the current quarter's DSO compared to the fourth quarter of the prior fiscal year relates to extended payment terms given to one of the Company's significant customers and the longer collection cycle attributable to the Company's LEC Billed Products and Services segment activities (which segment was inactive during such fourth quarter. The Company's DSO may rise above 52 days in future fiscal periods primarily in the event of growth in revenues from the Company's LEC Billed Products and Services segment.

     The majority of the Company's customers are extended 30-day credit terms. The Company continually monitors customer adherence to such terms and constantly strives to improve the effectiveness of its collection efforts with the goal of achieving a DSO in the 40-day range. Future fiscal periods might not reflect this goal of a 40-day DSO, and might exceed the 52-day DSO recognized in the three month period ended February 28, 2003.

Historically, the Company's primary cash requirements have been used to fund the cost of advertising and promotion, with additional funds having been used in the purchasing of equipment and services in connection with the commencement of new business lines, further development of businesses being test marketed and for the development of the equipment infrastructure of recently organized subsidiaries.

     In a prior fiscal year (Fiscal 2000) the Company executed its on-line direct marketing strategy. The Company's future plans and business strategy continue to call for its Internet based E-commerce segment to be its primary operating focus, with such segment generating the material portion of the Company's revenues for the three months ended February 28, 2003.

The Company continues to invest considerable capital into its E-commerce segment. If the E-commerce segment's activities fail to generate sufficient revenue, the Company could realize a material adverse impact on its capital and liquidity resources resulting from possible expenditures necessary to generate such revenue, including, but not limited to expenditures for (a) marketing campaigns, (b) product development costs, (c) site development and maintenance and related technology based costs, (d) potential on-line, and/or off-line, business acquisitions, (e) costs associated with developing alternative means of email promotion delivery, or (f) other unexpected and/or currently unidentifiable costs. During the three months ended February 28, 2003, the Company expended approximately $207,000 in capital expenditures to support its E-commerce activities. In March 2003, the Company purchased property in New Brunswick, Canada, through a wholly owned subsidiary, to house the business activities of such Canadian based, wholly owned subsidiary. The purchase price for the land and building was $565,000 (US) and was settled in cash at closing on March 6, 2003. The Company continues to be obligated under operating leases on rental space in Canada through April 2005, for a total lease commitment of approximately $143,000. The Company currently intends to continue to occupy such property for the term of said leases. Such subsidiary was formed in December 2001 using the assets of a Canadian based Internet technology company acquired by the Company at such time, which purchased the property previously mentioned. The Company believes this prior year acquisition will continue to decrease certain costs incurred by the Company relative to its reliance on third parties in the provision of emailing services and other Internet hosting services and data maintenance costs. From the date of such asset acquisition to the present time, the Company has recognized economies and certain cost savings due to this wholly owned subsidiary. The continued realization of these cost savings will require continued capital expenditures by the wholly owned subsidiary. Should the business climate, Internet operating environment or technology environment change significantly, the Company could be faced with circumstances that would limit or prevent its utilization of these capital expenditures. Any failure or limitation in the utilization of such assets could subject the Company to non-cash asset impairment charges at that time.

     In March 2003, the Company sold its interest in its majority owned subsidiary, Montvale Management LLC, for $1.6 million, plus its investment. Pursuant to the terms of the sale agreements, the Company received $1 million in cash at closing on March 7, 2003. Additionally, the Company received a note from the Purchaser for $600,000, payable in 24 monthly installments of $25,000 each. The Company is also entitled to receive, prior to May 15, 2003, approximately $299,000, representing its GAAP basis capital account in such majority subsidiary as at November 30, 2002. The Company also entered into a two year Media Purchase Agreement whereby the Company agreed to provide certain media lead generation and related services to the continuing owners of "Montvale" for consideration of $40,000 per month over the term of the agreement. Additionally, the disposition of the subsidiary generated capital gain income, which made prior year capital loss carryovers available to reduce income taxes that would have otherwise been payable on the sale.

     The Company's Internet business plan and strategy prompted the Company to terminate the active marketing of its legacy products and services in the fiscal year ended November 30, 1999. Accordingly, this legacy activity has contributed in a significantly decreasing degree, to the Company's cash flows and results of operations for the three-year fiscal period, December 1, 1999 to November 30, 2002. This should be considered when using the Company's historical results in evaluating future operations, cash flows and financial position. Nevertheless, the Company will continue to explore opportunities to offer other Off-line marketing services, subsequent to its disposition of Montvale described above, and expects to expand its activities within its LEC Billed Products and Services segment.

     Under currently proposed operating plans and assumptions, management believes that projected cash flows from operations and available cash resources and working capital described above, will be sufficient to satisfy the Company's anticipated cash requirements for at least the next twelve months. The Company's known identifiable short-term and long-term obligations are described below in the "Obligations and Commitments" disclosure as required by the Securities and Exchange Commission's (the "Commission") Release Nos. 33-8056 and; 34-45321 and FR-61 issued on January 22, 2002, referencing the Commission's statement "about Management's Discussion and Analysis of Financial Condition...".

     Additionally, as the Company seeks to further extend its reach into the E-commerce and LEC Billed product and service arena, as well as identifying new and other consumer oriented products and services in the off-line arena, the Company may use existing cash reserves, enter into long-term financing arrangements, or employ other means to finance such diversification, none of which is specifically identifiable, or measurable at this time.


     OBLIGATIONS AND COMMITMENTS

The Company is not aware of any specific factors, outside of those described in the following table, and those "potential factors" described in the "Critical Accounting Policy and Accounting Estimate Discussion" which follows the Liquidity and Capital Resource discussion, that are reasonably likely to cause a material impact, either positive or negative, on the Company's Liquidity trends. Additionally, the Company does not have off-balance sheet arrangements, other than those described in the following table, and does not engage in trading activities involving non-exchange traded contracts.
A summary table of future contractual obligations is set forth below:

------------------------------------------------------------------------------------------------
                                                          Payments Due by Period
                                       ---------------------------------------------------------
                                                       Less than       1 to 3         4 to 5
                                                        1 year -       years -        years -
                                                        March 1,     December 1,    December 1,
                                                        2003 to        2003 to        2006 to
            Contractual                               November 30,   November 30,   November 30,
            Obligations                   Total           2003           2006           2008
                                       -----------    -----------    -----------    -----------
Long-term Debt Obligations:            $        --    $        --    $        --    $        --
Capital Lease Obligations:                      --             --             --             --
Operating Leases:
                           Domestic      1,107,075        247,075        860,000             --
                   Foreign (Canada)        142,650         49,839         92,811             --
Unconditional Purchase Obligations:
Canadian land and building purchase        565,000        565,000
Other Long-term Obligations:                    --             --             --             --
                                       -----------    -----------    -----------    -----------

Total Contractual Cash Obligations     $ 1,814,725    $   861,914    $   952,811             --
                                       -----------    -----------    -----------    -----------
------------------------------------------------------------------------------------------------

     RELATED PARTIES

     Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP ("FKIWSBR") provides general legal services to the Company in the ordinary course of business and litigation services in defense of actions arising from such business activities. A FKIWSBR partner has been a member of our Board of Directors since inception. FKIWSBR legal services are billed on an arms length transaction basis. The Company incurred approximately $305,000 in legal fees from FKIWSBR during the three months ended February 28, 2003.


TRANSACTIONS WITH MAJOR CUSTOMERS

During the three months ended February 28, 2003, the Company had five customers in its E-commerce segment which, in combination, accounted for approximately $2.8 million, or 31% of consolidated net revenues during the period, and approximately $2.9 million, or 54% of consolidated net accounts receivable as of February 28, 2003. The five major customers accounted for 8%,

7%, 6%, 5% and 5% of consolidated net revenue, respectively. Regarding the balance of the Company's customer base, no single customer had net revenues that equaled, or exceeded, 5% of consolidated net revenues for the three months ended February 28, 2003.

The Company continued to conduct business with all such five major customers as of April 18, 2003. The customer which accounted for 6% of the Company's net revenues for the three months ended February 28, 2003 was recently issued a qualified "going concern" opinion from its independent accountants. In response to such filing the Company specifically increased its allowance for bad debt in the current quarter by approximately $320,000. After the application of the allowance increase, the Company continues to consider $527,000, or 10% of consolidated accounts receivable, fully collectible from such customer, as of February 28, 2003. The Company has collected approximately $89,000 from such client subsequent to the balance sheet date of February 28, 2003, and has conducted approximately $175,000 of additional business through March 31, 2003, effectively increasing its customer related loss exposure to approximately $613,000 at the date of this filing. Under two separate agreements with this customer, the Company is entitled to use the customer's media assets in the generation of revenue from its (the Company's) clients. The Company retains all cash collected from such revenue generation. The portion of such collection that would normally be remitted to the customer in consideration for the use of its media assets is retained by the Company and applied against the outstanding accounts receivable of such major customer. The Company believes that these media asset agreements should allow it to collect the net receivable balance from such customer.

In the three months ended February 28, 2002, the Company had five customers in its E-commerce segment which, in combination, accounted for approximately $7.4 million, or 60% of consolidated net revenues during the period, and approximately $7 million, or 73% of consolidated accounts receivable as of February 28, 2002. For the three months ended February 28, 2002, three of the five customers referenced above had related net revenues that equaled or exceeded 10% of the Company's consolidated net revenue for such period. Regarding the balance of the Company's customer base, no single customer had net revenues that equaled or exceeded 10% of consolidated net revenues for the three months ended February 28, 2002.


CRITICAL ACCOUNTING POLICY AND ACCOUNTING ESTIMATE DISCUSSION

In accordance with the Commission's Release Nos. 33-8040; and 34-45149; and FR-60 issued in December 2001, referencing the Commission's statement "regarding the selection and disclosure by public companies of critical accounting policies and practices", the Company has set forth below what it believes to be the most pervasive accounting policies and estimates that could have a material effect on the Company's results of operations and cash flows, if general business conditions, or individual customer financial circumstances, change in an adverse way relative to the policies and estimates used in the attached financial statements or in any "forward looking" statements contained herewith.


FACTORS THAT COULD EFFECT FUTURE RESULTS

  CONTINUATION OF TREND RELATIVE TO DECREASING REVENUES AND INCREASING OVERHEAD

The following chart and subsequent discussion provide the details of a known trend in revenue deterioration, and the effect of the potential continuation of such trend.

The Company's quarterly net revenues for the prior six quarterly periods are set forth in the table below:

                                          % CHANGE
     QUARTERLY                         FROM PREVIOUS
   PERIOD ENDED        NET REVENUE        QUARTER
-----------------    --------------    -------------
November 30, 2001    $  14,050,493
February 28, 2002       12,370,897       -11.95%
May 31, 2002            10,804,538       -12.66%
August 31, 2002         10,664,246        -1.30%
November 30, 2002       10,203,244        -4.32%
February 28, 2003        9,117,229       -10.64%

The Company's quarterly overhead, which is the combination of selling expenses, general and administrative expenses, and bad debt expense, for the prior six quarterly periods are set forth in the table below:

  QUARTERLY             SELLING          G&A         BAD DEBT         TOTAL
 PERIOD ENDED           EXPENSE        EXPENSE        EXPENSE       OVERHEAD
-----------------     ----------     ----------     ----------     ----------
November 30, 2001     $2,783,638     $3,185,320     $1,083,826     $7,052,784
February 28, 2002      3,168,568      3,578,591        329,334      7,076,493
May 31, 2002           2,370,775      3,949,851        109,172      6,429,798
August 31, 2002        3,133,682      3,665,681         48,941      6,848,304
November 30, 2002      2,799,663      4,057,299        106,428      6,963,390
February 28, 2003      2,319,559      4,206,037        336,188      6,861,784

Should the trend of quarterly decreases in net revenue continue into future quarterly fiscal periods, and the corresponding overhead environment remain stable, or be subject to increases necessary to generate such revenues, the Company's Liquidity trends could reverse and the Company's Capital Resources could be adversely affected.

                REVENUE RECOGNITION, VARIABLE COSTS AND BAD DEBTS

We currently earn the most significant portion of our revenue from the E-commerce segment pursuant to marketing agreements with marketing partners and corporate customers. The provisions of each agreement determine the type and timing of revenue to be recorded. We invoice our customers in accordance with the terms of the underlying agreement. Revenue is recognized at the time the marketing activity is delivered, or service is provided, net of estimated contractually specified data qualification allowances, when applicable. Such data qualification allowances may include duplications, invalid addresses, and age restrictions, and are recorded as contra revenue. Our revenues are adjusted in later fiscal periods if actual allowances vary from amounts previously estimated. Historically, the variance between actual allowances and previously estimated allowances has been immaterial. If events were to occur that would cause actual allowances (which are recorded as offsets against gross revenue, as contra-revenues, in arriving at reported net revenue) to vary significantly from those originally estimated and reflected in the financial statements, we could suffer material deterioration in future fiscal period gross margins, and, therefore, our profitability, cash flows and capital resources could be adversely affected.

Certain obligations are recorded at the time revenue is recognized. They include costs payable to other on-line, as well as off-line, advertisers for registered user acquisitions and consumer data, fee sharing costs under third party database use agreements, email message delivery costs, contingent based prize indemnification coverage (for potential free on-line lottery winners), estimated premium fulfillment costs related to the respective promotion and all other variable costs directly associated with completing our obligations relative to the revenue being recognized. The Company's actual premium fulfillment estimates have varied from that which were accrued at the time of recording the related revenue. The Company treats this as a change in management's estimate, and takes the additional cost, or benefit, on the accrual adjustment in the quarter that the variance is determined. The quarter ended February 28, 2003 included a benefit of approximately $425,000 on the adjustment of the premium fulfillment from November 30, 2002.

Should the Internet operating landscape change resulting in (a) higher costs of acquiring consumer data and registered users for our websites; (b) higher costs of acquiring data for our marketing partners, compromising such marketing partners' ability to maintain adequate databases to allow for continued third party database use agreements; (c) the InfiKnowledge asset acquisition failing to reduce the cost of our email delivery activities and web development and web hosting service costs, or us being required to depend on third party emailing service bureaus, to a degree higher than that currently recognized, to provide an increased portion of our commercial email delivery at a cost in excess of anticipated internally generated costs, or other third party influence on our ability to deliver email messages to the records in our databases, or the records in our marketing affiliates' databases; (d) our contingent based prize indemnification premiums for indemnification coverage increasing due to an increase in the number of prize winners at the site, as a result of the insurance industry in general, or other currently unknown factors;
(e) our accruals for fulfillment obligations arising out of promotions proving to be less than the actual redemptions processed in subsequent fiscal periods; or (f) unpredictable technology changes or commercial technology applications; then, if any one, or a combination, of the above factors were to materialize we could suffer material deterioration in future fiscal period revenue growth and gross margins, and, therefore, our profitability, cash flows and capital resources could be materially adversely affected.

Revenue recognition is also subject to provisions based on the probability of collection of the related trade accounts receivable. We continuously evaluate the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition, or bankruptcy filings, of our customers. As a result of this review process, we record bad debt provisions to adjust the related receivables' carrying amount to an estimated realizable value. Provisions for bad debts are also recorded due to the review of other factors, including the length of time the receivables are past due, historical experience and other factors obtained during the conduct of collection efforts. If circumstances change regarding our specific customers on an individual basis, or if demand for Internet direct marketing softens, or if a continuation of the current global economic downturn prevails, our estimates for bad debt provisions could be further increased, which could adversely affect our operating margins, profitability, cash flows and capital resources.

         CONTINUATION OF MAJOR CUSTOMERS, MAJOR CUSTOMER IMPAIRMENT, AND
                    DISPOSITION OF MAJORITY-OWNED SUBSIDIARY

During the three months ended February 28, 2003, the Company had five customers in its E-commerce segment which, in combination, accounted for approximately $2.8 million, or 31% of consolidated net revenues during the period, and approximately $2.9 million, or 54% of consolidated net accounts receivable as of February 28, 2003. The five major customers accounted for 8%, 7%, 6%, 5% and 5% of consolidated net revenue, respectively. Regarding the balance of the Company's customer base, no single customer had net revenues that equaled, or exceeded, 5% of consolidated net revenues for the three months ended February 28, 2003.

The Company continued to conduct business with all such five major customers as of April 18, 2003. The customer which accounted for 6% of the Company's net revenues for the three months ended February 28, 2003 was recently issued a qualified "going concern" opinion from its independent accountants. In response to such filing the Company specifically increased its allowance for bad debt in the current quarter by approximately $320,000. After the application of the allowance increase, the Company continues to consider $527,000, or 10% of consolidated accounts receivable, fully collectible from such customer, as of February 28, 2003. The Company has collected approximately $89,000 from such client subsequent to the balance sheet date of February 28, 2003, and has conducted approximately $175,000 of additional business through March 31, 2003, effectively increasing its customer related loss exposure to approximately $613,000 at the date of this filing. Under two separate agreements with this customer, the Company is entitled to use the customer's media assets in the generation of revenue from its (the Company's) clients. The Company retains all cash collected from such revenue generation. The portion of such collection that would normally be remitted to the customer in consideration for the use of its media assets is retained by the Company and applied against the outstanding accounts receivable of such major customer. The Company believes that these media asset agreements should allow it to collect the net receivable balance from such customer. Should events, or circumstances render the Company unable to enforce the two agreements referenced above, the Company would be required to incur additional bad debt expense and the corresponding inability to collect such receivables could adversely affect our operating margins, profitability, cash flows and capital resources.

In March 2003, the Company sold its interest in its majority owned subsidiary, Montvale Management LLC, for $1.6 million, plus its investment. Pursuant to the terms of the sale agreement, the Company received $1 million in cash at closing on March 7, 2003. Additionally, the Company received a note from the Purchaser for $600,000, payable in 24 monthly installments of $25,000 each. The Company is also entitled to receive, prior to May 15, 2003, approximately $299,000, representing its GAAP basis capital account in such majority subsidiary as at November 30, 2002. The Company also entered into a two year Media Purchase Agreement whereby the Company agreed to provide certain media lead generation and related services to the continuing owners of "Montvale" for consideration of $40,000 per month over the term of the agreement. The Company estimates that the cash flow from the Media Purchase agreement will equal or exceed the cash flows surrendered pursuant to the disposition of the majority owned subsidiary. Additionally, the disposition of the subsidiary generated capital gain income, which made prior year capital loss carryovers available to reduce income taxes that would have otherwise been payable on the sale. If circumstances arise that prevent the disposed entity from meeting its payment obligations to the Company under the installment agreement or the Media Purchase Agreement, or if the Company were to realize taxable losses preventing the utilization of the above referenced tax benefit recognized on the sale, the Company could be adversely affected, with a corresponding negative impact to its liquidity and capital resources.

Our revenues and profitability from operations have historically varied. Our revenues, cost of providing revenues, profit margins and overhead expenses have varied historically among segments, as well as on a consolidated basis. The revenue allocation among our segments in future periods will most probably be different than our current revenue allocation due to several factors, including consumer tastes, business opportunities, and regulatory issues that may exist in future periods, and other currently unknown factors that could impact our revenue generating cycle or cost structure. Therefore, it is difficult to predict revenue and gross margin trends, and their corresponding impact on liquidity and capital resources. Actual trends may cause us to adjust our operating emphasis, which could result in continued period-to-period fluctuations in our results of operations. Historically, we have been able to rapidly react to changes in the business environment within which we operate. Management responded to these changes as deemed appropriate at the time of change, and as dictated by the nature of such changes. Management's reaction to such changes covered a broad range of business related adjustments, ranging from product mix repositioning and staff reductions, to entire business model overhauls. Based on our current operations and marketing methods, as well as the still emerging status of the Internet marketing environment, it is conceivable that management would institute changes to our business practices in response to the potential of unforeseen changes in future fiscal periods.

    IMPAIRMENT OF GOODWILL, OTHER INTANGIBLES AND INVESTMENT PORTFOLIOS COULD
                                IMPACT NET INCOME

We carry Goodwill and other Identifiable Intangibles on our balance sheet arising from prior year acquisitions. We are required to review, at least annually, such Goodwill and other Identifiable Intangibles for any asset impairment. If the review of the Goodwill and Identifiable Intangibles related to the subsidiaries organized to acquire such assets determines that such assets are impaired, then we will be required to recognize an impairment charge on such Goodwill necessary to reduce the carrying value of the Goodwill to its net realizable value. Should events occur that would give rise to such impairment charge, we would recognize decreased profitability to the extent of such adjustment. Cash flows would not be directly affected by the impairment charge, but cash flows would, most likely, be adversely affected as a result of the facts and circumstances that created the impairment charge.

       MARKET FLUCTUATION AND DEBT REPAYMENT RISK OF MARKETABLE SECURITIES
                              INVESTMENT PORTFOLIO

We maintain an investment portfolio that is managed by prominent financial institutions. The portfolio includes high-grade corporate commercial paper and auction rate securities, equity securities of real estate investment trusts ("REITs") and common stock equities, all of which are held for varying periods of time, pursuant to maturity dates, market conditions and other factors. The fair value of our investments in the common stock of publicly traded companies as of February 28, 2003 amounted to approximately $1.1 million. These investments are subject to market price volatility, in addition to the potential for business failure at the company level. Moreover, due to the economic downturn and difficulties that may be faced by some of the companies in which we have investments, our investment portfolio could be further impaired by the failure of such companies to fulfill their responsibility of adhering to the repayment of principal upon maturity. Additionally, our cash flows and interest income could be negatively impacted from continued Federal Reserve Bank interest rate reductions.

             POTENTIAL OF FEDERAL, AND/OR STATE ENACTED LEGISLATION

There are a variety of legislative proposals at state and federal levels regarding email marketing. Certain of these proposals, if implemented, could negatively affect our email marketing programs which could cause a material adverse impact in net revenue, gross margins, profitability, cash flows and capital resources.


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

                                     PART II

                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          The Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires us to describe briefly any material pending legal proceedings to which we are a party or of which any of our property is subject. The Exchange Act further provides that no information need be given with respect to any proceeding that involves primarily a claim for damages if the amount involved, exclusive of interest and costs, does not exceed 10 percent of our current assets. We believe that all of the claims made against us to date are either without merit or will ultimately result in a judgment against us (if at all) in an amount less than 10% of our current assets. Nevertheless, as the plaintiff in the WINGLER action is seeking damages in excess of 10% of our current assets, and as the majority of the remaining legal claims made against us fail to specify an amount of damages being sought by the plaintiff, and as there is a potential that the ultimate damages awarded in a claim could exceed such 10% threshold, in compliance with the Exchange Act, we listed below the WINGLER action, as well as all legal claims made against us for which no amount of damages has been specified. The QWEST action seeks damages against us in an amount slightly less than 10% of our current assets.

     MAVIES WINGLER - On or about May 9, 2001, Mavies Wingler commenced an action against Group Lotto, Inc. ("GLI"), one of our wholly-owned subsidiaries, in the Circuit Court of Logan County, West Virginia. Ms. Wingler claims to have picked the winning numbers entitling her to $10 million. On June 8, 2001, the action was removed to the United States District Court, Southern District of West Virginia, and is entitled WINGLER V. GROUPLOTTO, INC., Docket Number 2:01 -- CV -- 518. At the end of 2002, Ms. Wingler's attorney withdrew, and she is now representing herself. Discovery has been completed and we have made a motion for summary judgment. We and GLI have a contract of indemnification with SCA Promotions, Inc. to be indemnified for prizes paid out to qualified winners. GLI winners are required to produce the Group Lotto Entry Notification form ("GLEN") within a specified period of time after matching a drawing's winning numbers in order to qualify for receipt of the appropriate prize winnings. We do not believe that there is any merit to Ms. Wingler's claim and intend to vigorously continue our defense thereof.

     PLASMANET - On November 21, 2002, Plasmanet, Inc., one of our competitors commenced an action alleging patent infringement and misappropriation of trade secrets. PLASMANET, INC. V. APAX PARTNERS, INC., ET AL., Case No. 02 CIV 9290 (S.D.N.Y.). Plasmanet operates a website, FreeLotto.com, which is similar to one operated by GLI. Plasmanet alleges that on September 24, 2002 it obtained a patent for a "Free Remote Lottery System" and that we infringed said patent. In addition, Plasmanet asserts that we misappropriated Plasmanet's trade secrets after we were shown a private placement memorandum by an agent of Plasmanet's investment banker. The complaint seeks injunctive relief and unspecified money damages. We believe there is no merit to the claims and intend to vigorously defend against them.

     QWEST COMMUNICATIONS - Qwest Communications, Inc. has notified us of an indemnification claim relating to a class action filed against Qwest in Minnesota. BINDNER V.LCI INTERNATIONAL TELECOM CORP. ET AL., District Court of Minnesota, County of Sibley, Case No. C0-00-242. Plaintiffs claim that in late 1999 into mid-2000, they were misled when they were solicited to change their long distance carrier to Qwest. They assert that they were not told that they would have to stay at certain hotels and pay their regular rates as part of a promotion, which offered them free airline tickets. We introduced the promotion ("Fly Free America") to Qwest, and had been retained by Qwest to operate the telemarketing campaign. In or about May 2000, we and Qwest entered into an agreement terminating our contract and settling the amount due us (the "May 2000 Agreement"). The May 2000 Agreement contained language which Qwest claims obligates us to indemnify Qwest for any loss it may sustain by reason of this class action. We maintain that we have no liability in the matter. Fraud claims in the class action have been dismissed, leaving breach of contract and false advertising claims. The court has recently certified the class and Qwest is defending the action.

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

     COLUMBIA HOUSE/RYDEL - In or about August 2002, Columbia House, one of our clients, notified us of an indemnification claim relating to a class action filed against Columbia House, among others, in Illinois. RYDEL V. COMTRAD INDUSTRIES, INC. ET AL., Circuit Court of Cook County, Illinois, No. 02 CH 13269. Plaintiff claims to have received unsolicited commercial e-mail from, among others, Columbia House, in violation of Illinois law. Columbia House advised us that it believes that the email in question was not approved by Columbia House when it was sent, and asserted a claim for indemnification against us pursuant to our contract. We and Columbia House agreed to defer resolution of the indemnification claim (and reserved each of our respective rights). Columbia House is defending against the class action and has filed a motion to dismiss it.

     In or about January 2003, we were named as a defendant in the class action. In an additional count in the complaint, the plaintiff asserts that we violated the Illinois Consumer Fraud and Deceptive Business Practices Act by providing to a co-defendant a list of consumers who had consented to receive commercial e-mails when, the complaint alleges, they had not. The complaint seeks injunctive relief and unspecified damages. We have filed a motion to dismiss the complaint. We believe that there is no merit to the claim, and, in the event the claim is not dismissed as requested in the application before the court, we intend to vigorously defend against it.

     TINA HARRISON, LISA WATTERS (Utah Claims) - In January 2003, we received notice of two claims filed in Utah state court: WATTERS V. TRAFFIX, INC., MONGLYPH.COM, AND PHILLIP C. WILSON AND JOHN DOES ONE THROUGH TEN, (No. 20413327); and HARRISON V. TRAFFIX, INC. AND JOHN DOES ONE THROUGH TEN, (No. 20414190), District Court of Utah, Third Judicial District Salt Lake County, Sandy Department. In each of these actions, the plaintiff claims to represent a class of Utah residents who received unsolicited commercial e-mail in violation of Utah law. We are currently engaged in discussions to resolve these matters for an amount that would not be material.


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

----------
* Filed herewith.

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

(B)  REPORTS ON FORM 8-K.

     The Company did not file any reports on Form 8-K during the first quarter of the fiscal year ending November 30, 2003.


                           FORWARD LOOKING INFORMATION

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, words like "intend", "anticipate", "believe", " estimate", "plan" or "expect", as they relate to the Company, are intended to identify forward-looking statements. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date of this Quarterly Report, but no assurances can be given that these assumptions and expectations will prove to have been correct or that the Company will take any action that it may presently be planning. The Company is not undertaking to publicly update or revise any forward-looking statement if it obtains new information or upon the occurrence of future events or otherwise.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TRAFFIX, INC.


                                            By:/s/ JEFFREY L. SCHWARTZ
                                            Jeffrey L. Schwartz
Date: April 21, 2003                        Chairman and CEO





                                            By: /s/ DANIEL HARVEY
                                            Daniel Harvey
                                            Chief Financial Officer
Date: April 21, 2003                        (Principal Financial Officer)

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

Date: April 21, 2003

                          By: /s/ JEFFREY L. SCHWARTZ
                              ------------------------------------
                              JEFFREY L. SCHWARTZ
                              Chairman and Chief Officer


A signed original of this written statement required by Section 906 has been provided to Traffix, Inc. and will be retained by Traffix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

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

Date: April 21, 2003

                          By: /s/ DANIEL HARVEY
                              ------------------------
                              DANIEL HARVEY
                              Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Traffix, Inc. and will be retained by Traffix, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit Index

EXHIBIT
NUMBER

3.1.1     Articles of Incorporation of the Company, as amended (1)

3.1.2     Amendment to the Articles of Incorporation of the Company (2)

3.3       By-Laws of the Company (3)

99.1 Written Statement of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350*

99.2 Written Statement of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350*

----------

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