Form 10-Q
period 2003-05-31
TRAFFIX INC
filed 2003-07-17
CIK 1000297

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2003

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

                                Yes   X      No
                                    -----       -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).


                                Yes          No   X
                                    -----       -----

         The number of shares outstanding of the Registrant's common stock is 14,274,403 (as of 07/15/03).

                                  TRAFFIX, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           QUARTER ENDED MAY 31, 2003

                               ITEMS IN FORM 10-Q

                                                                          PAGE
                                                                          ----
PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements (Unaudited)                             2

Item 2.         Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                                     30

Item 3.         Quantitative and Qualitative
                  Disclosures About Market Risk                           None

Item 4.         Controls and Procedures                                     80


PART II         OTHER INFORMATION

Item 1.         Legal Proceedings                                           81

Item 2.         Changes in Securities
                  and Use of Proceeds                                     None

Item 3.         Defaults Upon Senior Securities                           None

Item 4.         Submission of Matters to
                  a Vote of Security Holders

Item 5.         Other Information                                           84

Item 6.         Exhibits and Reports on Form 8-K                            85

SIGNATURES

                         TRAFFIX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                          MAY 31,       NOVEMBER 30,
                                                                           2003             2002
                                                                       ------------    ------------
                                                                        (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents                                              $  7,199,547    $ 23,136,341
Marketable securities                                                    29,185,832      14,249,406
Accounts receivable, trade, net of allowance for doubtful accounts
  of $796,816 at May 31, 2003 and $326,127 at November 30, 2002           4,864,030       5,050,218
Deferred income taxes                                                     2,595,705       1,524,821
Due from related parties                                                         --          57,548
Prepaid income taxes                                                             --       1,195,808
Prepaid expenses and other current assets                                   415,571       1,138,362
                                                                       ------------    ------------
     TOTAL CURRENT ASSETS                                                44,260,685      46,352,504

   Property and equipment, at cost, net of accumulated depreciation       2,994,811       2,169,156
   Goodwill                                                               1,029,391         937,465
   Other intangibles, net                                                 1,329,952       1,682,242
   Deferred income taxes                                                     49,626          49,626
                                                                       ------------    ------------
        TOTAL ASSETS                                                   $ 49,664,465    $ 51,190,993
                                                                       ============    ============

LIABILITIES
   Current liabilities:
   Accounts payable                                                    $  2,829,153    $  2,197,458
   Accrued expenses                                                       3,046,717       4,457,644
   Reserve for customer chargebacks                                         349,045              --
   Due to related parties                                                   154,256         353,307
   Income taxes payable                                                     256,945              --
                                                                       ------------    ------------
        TOTAL CURRENT LIABILITIES                                         6,636,116       7,008,409

Deferred income taxes                                                        89,559          89,559
                                                                       ------------    ------------
        TOTAL LIABILITIES                                                 6,725,675       7,097,968
                                                                       ============    ============
Minority interest                                                                --         307,017
                                                                       ------------    ------------

SHAREHOLDERS' EQUITY

Preferred stock - $.001 par value; 1,000,000 shares authorized;
  none issued and outstanding                                                    --              --
Common stock - $.001 par value; authorized 50,000,000 shares; issued
  14,272,403 shares and 14,216,729 shares, respectively                      14,272          14,215
Common stock issuable - $.001 par value; 39,174 and
  78,347 shares, respectively                                               242,879         485,758
Additional paid-in capital                                               41,975,630      41,692,066
Retained earnings                                                         4,827,109       5,948,160
Accumulated other comprehensive income                                      276,953          33,056
Common stock held in treasury, at cost, 1,513,028 and
 1,509,428 shares, respectively                                          (4,398,053)     (4,387,247)
                                                                       ------------    ------------
        TOTAL SHAREHOLDERS' EQUITY                                       42,938,790      43,786,008
                                                                       ------------    ------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 49,664,465    $ 51,190,993
                                                                       ============    ============

    The acompanying notes are an integral part of these financial statements

                         TRAFFIX, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF (LOSS) INCOME
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      ----------------------------    ----------------------------
                                                         MAY 31,         MAY 31,        MAY 31,         MAY 31,
                                                          2003            2002            2003            2002
                                                      ------------    ------------    ------------    ------------
Net revenue                                           $  7,422,604    $ 10,804,538    $ 16,539,833    $ 23,175,435
Cost of sales                                            3,959,347       3,383,204       6,205,277       6,761,815
                                                      ------------    ------------    ------------    ------------
        GROSS PROFIT                                     3,463,257       7,421,334      10,334,556      16,413,620

Selling expenses                                         1,777,890       2,370,775       4,097,449       5,517,314
General and administrative expenses                      3,978,704       3,949,851       8,184,741       7,550,471
Bad Debt expense                                           153,860         109,172         490,048         438,506
                                                      ------------    ------------    ------------    ------------
        (LOSS) INCOME FROM OPERATIONS                   (2,447,197)        991,536      (2,437,682)      2,907,329

Other income (expense):
   Interest expense                                         (7,850)         (9,266)        (15,191)        (19,768)
   Interest income and dividends                           111,455         183,386         266,056         393,599
   Realized gains on marketable securities                   3,330          20,564           4,068          83,157
   Realized gain on sale of subsidiary                   1,075,000              --       1,075,000              --
   Other non-operating income (expense)                    (39,741)        100,665         (46,438)        235,102
   Minority interest in (income) loss of subsidiary        (17,239)       (104,303)       (137,567)       (130,949)
                                                      ------------    ------------    ------------    ------------

        (LOSS) INCOME BEFORE (BENEFIT) PROVISION
          FOR INCOME TAXES                              (1,322,242)      1,182,583      (1,291,754)      3,468,470

(Benefit) provision for income taxes                       230,297         469,540        (170,703)      1,352,010
                                                      ------------    ------------    ------------    ------------

        NET (LOSS) INCOME                             $ (1,552,539)   $    713,043    $ (1,121,051)   $  2,116,460
                                                      ============    ============    ============    ============

Basic (loss) income per share (Note 3):
   Net (loss) income                                  $      (0.12)   $       0.05    $      (0.09)   $       0.16
                                                      ------------    ------------    ------------    ------------
   Weighted average shares outstanding                  12,758,349      13,508,056      12,754,342      13,512,487
                                                      ============    ============    ============    ============

Diluted (loss) income per share (Note 3):
   Net (loss) income                                  $      (0.12)   $       0.05    $      (0.09)   $       0.14
                                                      ------------    ------------    ------------    ------------
   Weighted average shares outstanding                  12,758,349      14,830,315      12,754,342      14,789,936
                                                      ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements

                         TRAFFIX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                  ------------------------------
                                                                     May 31,          May 31,
                                                                      2003              2002
                                                                  -------------    -------------
Cash flows from operating activities:
   Net (loss) income                                              $  (1,121,051)   $   2,116,460
   Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
   Depreciation and amortization                                        820,558          482,436
   Reserve for customer chargebacks                                     349,045               --
   Provision for uncollectible accounts                                 490,048          438,506
   Deferred income taxes                                             (1,070,884)       1,509,533
   Net (gains) on sale of marketable securities                          (4,068)         (83,182)
   Gain on sale of subsidiary                                        (1,075,000)              --
   Amortized discounts and premiums on marketable securities                 --          (39,114)
   Minority interest                                                   (307,017)         117,274
   Changes in assets and liabilities of business:
     Accounts receivable                                               (303,860)        (570,961)
     Prepaid expenses and other current assets                          747,791          621,399
     Accounts payable                                                   631,695       (1,420,596)
     Prepaid income taxes                                             1,459,166       (1,086,964)
     Due from/to related parties                                       (141,503)        (237,466)
     Other, principally accrued expenses                             (1,410,926)       2,814,444
                                                                  -------------    -------------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES               (936,006)       4,661,769
                                                                  -------------    -------------

Cash flows from investing activities:
   Purchases of securities                                         (164,774,190)     (96,468,324)
   Proceeds from sales of securities                                149,996,126       97,226,217
   Proceeds from the sale of a subsidiary                             1,050,000               --
   Capital expenditures                                              (1,276,322)      (1,190,098)
   Payments for asset acquisitions, net of cash received                     --         (548,482)
                                                                  -------------    -------------
        NET CASH USED IN INVESTING ACTIVITIES                       (15,004,386)        (980,687)
                                                                  -------------    -------------

Cash flows from financing activities:
   Purchases of common stock                                            (10,806)              --
   Proceeds from stock options exercised                                 34,329          580,003
   Proceeds-net on settled Section 16-b action                               --          114,403
                                                                  -------------    -------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                        23,523          694,406
                                                                  -------------    -------------
   Effect of exchange rate changes on cash and cash equivalents         (19,925)         (20,788)
                                                                  -------------    -------------
   Net (decrease) increase in cash and cash equivalents             (15,936,794)       4,354,700
   Cash and cash equivalents, beginning of period                    23,136,341       14,458,055
                                                                  -------------    -------------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   7,199,547    $  18,812,755
                                                                  =============    =============

During the six months ended May 31, 2002, the Company issued 117,521 shares of common stock, valued at $728,636, in the purchase of the assets of a closely held, private company (See note 8).

During the six months ended May 31, 2002, the Company collected approximately $114,403, after related costs and income tax expense of $185,597, from a Section 16-b violation brought against a former non-management "insider" shareholder.



The accompanying notes are an integral part of these financial statements

                         TRAFFIX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      FOR THE SIX MONTHS ENDED MAY 31, 2003
                                   (UNAUDITED)

                                             COMMON STOCK            COMMON         ADDITIONAL
                                       -------------------------      STOCK          PAID-IN         RETAINED
                                          SHARES       AMOUNTS       ISSUABLE        CAPITAL         EARNINGS
                                       -------------  ----------    ----------     ------------     -----------
BALANCE, NOVEMBER 30, 2002              14,216,729     $ 14,215     $ 485,758      $ 41,692,066     $ 5,948,160

Net (Loss) for the six months
    ended May 31, 2003                                                                               (1,121,051)
Unrealized losses on
    available-for-sale securities
Foreign Currency Translation
    adjustment
    Comprehensive income (loss)
Stock option exercises                      16,500           18                          34,311
Tax benefit from exercise of
    stock options                                                                         6,413
Purchase of common stock,
    held in treasury, at cost
Common stock issued in
    connection with acquisition             39,174           39      (242,879)          242,840
                                        ----------     --------     ---------      ------------     -----------
Balance, May 31, 2003                   14,272,403     $ 14,272     $ 242,879      $ 41,975,630     $ 4,827,109
                                        ==========     ========     =========      ============     ===========


                                ACCUMULATED
        TREASURY STOCK             OTHER                TOTAL
 ---------------------------   COMPREHENSIVE        SHAREHOLDERS'
    SHARES         AMOUNT       INCOME(LOSS)           EQUITY
 -----------    ------------  -----------------   ------------------

   1,509,428    $ (4,387,247)          $ 33,056         $ 43,786,008


                                                          (1,121,051)

                                        154,294              154,294

                                         89,603               89,603
                                                          ----------
                                                            (877,154)
                                                          ----------
                                                              34,329

                                                               6,413

       3,600     $   (10,806)                                (10,806)

                                                                  --
   ---------    ------------           --------         ------------
   1,513,028     $(4,398,053)          $276,953         $ 42,938,790
   =========     ===========           ========         ============








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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002. The results of operations for the three and six month periods ended May 31, 2003 are not necessarily indicative of the results to be expected for the subsequent quarters or the entire fiscal year ending November 30, 2003. Certain prior year amounts in the unaudited consolidated financial statements have been reclassified to conform with the current year presentation.

During the six months ended May 31, 2003 and 2002, options for 16,500 shares and 186,481 shares of the Company's common stock, respectively, were exercised by certain employees and directors. Tax benefits of $6,413 and $307,876 in the six months ended May 31, 2003 and 2002, respectively, were recorded as an increase to additional paid-in capital and a reduction of income taxes currently payable.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, however, these assets must be reviewed at least annually for impairment subsequent to adoption. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. The Company has adopted SFAS 142 as of December 1, 2002. The Company has adopted SFAS 142 as of December 1, 2002. Prior to December 1, 2002, goodwill was amortized on a straight-line basis over 5 years. In accordance with SFAS 142, the Company has performed a transitional impairment test as of December 1, 2002 for its unamortized goodwill. As a result of the impairment test performed, no impairment was noted.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 promulgates rules regarding exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires companies to recognize costs associated with the exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies the requirements under the "Emerging Issues Task Force No. 94-3", "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs in a Restructuring)". The adoption of SFAS 146 did not have a material impact on the Company's consolidated financial position and results of operations.

In October 2002, Statement of Financial Accounting Standards No. 147 "Acquisitions of Certain Financial Institutions ("SFAS 147") was issued. The statement addresses the financial accounting and reporting for the acquisition of all or a part of a financial institution. Additionally, SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets. The provisions of this statement are effective for acquisitions on or after October 1, 2002. The adoption of SFAS 147 did not have a material impact on either the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This Interpretation requires that, upon issuance of a guarantee, a guarantor must recognize a liability for the fair market value of an obligation assumed under the guarantee. Disclosures by the guarantor in its interim and quarterly financial statements about obligations associated with guarantees issued are also required by FIN 45. The recognition requirements of FIN 45 are effective for guarantees that are issued after December 31, 2002. The adoption of this Interpretation did not have a material impact on the Company's consolidated financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"). This statement amends SFAS No. 123 "Accounting for Stock Based Compensation", providing alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002. As permitted under SFAS 148, the Company has not adopted the fair value approach, and will continue to use the intrinsic value method, and has complied with the disclosure provisions as outlined in the accounting standard beginning with the quarter ended May 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of FIN 46 will have an immaterial impact on the Company's consolidated financial position and results of operations, if any effect at all.

2. SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company currently earns the most significant portion of revenue from its E-Commerce segment pursuant to marketing agreements with marketing partners and corporate customers (collectively, "Corporate Customers"). The provisions of each agreement determine the type and timing of revenue to be recorded. The Company generates its E-Commerce revenue from the following nine basic categories: (1) delivery of consumer traffic to the websites and inbound telemarketing call centers of its Corporate Customers (e.g., click-thrus from the game banners on the Company's websites), (2) delivery of consumer data to Corporate Customers with respect to the consumers who have registered for Corporate Customers' products or services (e.g., a consumer who registered via the registration page of one of the Company's websites to receive on-line promotions from Corporate Customers), (3) delivery of pre-qualified consumer data to Corporate Customers as a result of consumers' responses to targeted questions and surveys (e.g., receiving free gifts for your children), (4) delivery of a sale or completed application for a Corporate Customer's product or service (e.g., a consumer who responds to a Traffix email promotion on behalf of a Corporate Customer by completing an on-line application for a credit card or subscribing for a cellular phone service), (5) generating revenue from any of the foregoing categories by placing Corporate Customers' offers on the media of third parties with whom the Company has a marketing relationship on a revenue share basis, (6) sales of inexpensive gift items directly to consumers, (7) rentals and sales of copies of specific segments of the Company's databases to Corporate Customers for their proprietary marketing and database enhancements,
(8) sales of memberships to the Company's online dating service, iMatchUp.com, and (9) customer acquisition services, both on-line and off-line, under a net branch agreement with a qualified mortgage banking establishment. Regarding the Company's net branch agreement revenues, see Note 10 "Sale of Majority Owned Subsidiary" for a discussion of the disposition of the Company's majority owned subsidiary that generated such revenue.

During the six months ended May 31, 2003, the Company introduced two additional revenue sources to its product and service suite. Such revenue sources include a proprietary on-line dating service (referenced above as item (8)) and a proprietary ISP service offer (included in the LEC Billed Products and Services segment, referenced above as item 4). The combination of the two newly introduced revenue sources accounted for approximately 19% and 12% of the Company's revenue for the three and six-month periods ended May 31, 2003, respectively.

The Company invoices its customers in accordance with the terms of their respective underlying agreement. Revenue is recognized at the time the marketing activity is delivered, or service is provided (normally, either daily or weekly), net of estimated contractually specified data qualification allowances, when applicable. Such data qualification allowances may include duplications, invalid addresses, age restrictions and other allowances. Historically, the variance between actual allowances and previously estimated allowances has been immaterial. The Company records all related obligations associated with the related net revenue at its point of recognition.

Membership revenue on the Company's online dating service is billed to members in one-month, three-month and annual terms. The monthly memberships are recognized as revenue in the month billed (which is the same month as the services are provided). Three month and annual memberships are deferred and recognized over the subscription term.

Revenues from the Company's off-line customer acquisition services historically consisted of residential long distance customer acquisition programs, and were recorded upon the achievement of certain events particular to the corresponding program's fulfillment liability. For example, subsequent to the delivery of the initial sales record to the respective long distance carrier, the Company may have been required to provide to the customer certain products and services (fulfillment liability), such as cellular phones and/or other premiums. These costs were estimated and accrued, based upon historical fulfillment costs, as a component of marketing expense and included in the cost of sales at the time the associated revenues were recognized. Historically, the Company has recognized variances between the actual fulfillment experience, when comparing such experience to previously estimated fulfillment accruals. This variance is attributable to significant variations in consumers' redemption behavior as accumulated on a premium-by-premium basis. The variance in these estimates continue to be reflected in current operations when facts and circumstances allow for their measurement.

The Company's current business, as conducted in its E-Commerce segment, also may require the provision of a premium. These E-Commerce segment premiums are estimated and accrued, based upon historical and current experience. Such E-Commerce premium costs are classified as a component of marketing expense and are included in the cost of sales at the time the associated revenues are recognized. Any variance in the initial accrual, as compared to the actual experience, is included in the financial statements for the period that the variance is determinable. The six months ended May 31, 2003 included a reduction to fulfillment expense of approximately $510,000 relating to the estimated fulfillment expense adjustment resulting from the termination of the fulfillment liability associated with a former major customer.

Revenue from the Company's LEC Billed Product and Service segment, which resumed activity during the six months ended May 31, 2003, consists of a Local Exchange Carrier ("LEC") billed Internet Service Provider ("ISP"). The revenue from such service is recognized net of an estimated provision for refunds, credits and adjustments subsequently granted to customers ("customer chargebacks"). Customer chargebacks are reflected as a contra-revenue account within the Company's statement of operations. Since the provision for customer chargebacks is established prior to the periods in which chargebacks are actually expended, the Company's revenues are adjusted in later periods if the Company's incurred chargebacks vary from the amounts previously estimated.

Revenues from the Company's off-line marketing services segment during the six months ended May 31, 2003 included the revenue earned by Montvale Management, LLC, the Company's majority-owned subsidiary. The Company sold its interest in such subsidiary to the other member thereof on March 7, 2003. See Note 10 "Sale of Majority Owned Subsidiary". Such revenues represented approximately

$161,000 and $2.4 million, or 2% and 14%, respectively, of the Company's consolidated net revenues for the three and six-month periods ended May 31, 2003, compared to $1.4 million and $2.3 million, or 13% and 10%, respectively, of the Company's consolidated net revenues for the three and six-month periods ended May 31, 2002. Such revenue resulted from Montvale's commission earned for the provision of net branch services to a mortgage banking institution. Under such arrangement Montvale managed the branch offices and loan origination business of a single third party licensed mortgage banker. Approximately 15% of Montvale's revenues were derived from on-line sources, with such portion then being included in the Company's E-Commerce segment. Montvale recognizes its commission upon the closing of the loan, with a provision for mortgage refinance rescissions applicable to mortgage refinances consummated within the last 3 business days of the quarter (as all refinancings are subject to a federally mandated 3-day right of rescission). Actual experience regarding rescissions indicates that the historical variance between rescission provisions and the actual rescissions have been immaterial.

With respect to capitalization and amortization of marketing costs, the Company's policy is to expense, as a cost of sale, database and customer profile acquisition costs, and all other related marketing costs, at the time an obligation or expense is incurred.

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

TRANSACTIONS WITH MAJOR CUSTOMERS

During the three and six months ended May 31, 2003, the Company had four and five customers, respectively, in its E-Commerce segment which, in combination, accounted for approximately $1.9 million and $4.7 million of consolidated net revenue, respectively, or 25% and 28% of consolidated net revenues. Approximately $1.9 million, or 38% of consolidated net accounts receivable, was attributable to such major customer group as of May 31, 2003. Such major customers accounted for 8%, 8%, 6% and 3% of consolidated net revenue for the three months ended May 31, 2003, and 8%, 8%, 5%, 4% and 3% of consolidated net revenue for the six months ended May 31, 2003. Regarding the balance of the Company's customer base, no single customer had net revenues that equaled, or exceeded, 3% of consolidated net revenues for the three and six-month periods ended May 31, 2003.

The Company continued to conduct business with all such four major customers as of July 15, 2003. The customer that accounted for 3% of the Company's net revenues for the six months ended May 31, 2003 filed for bankruptcy protection in June 2003. The Company charged approximately $300,000 of such customer's accounts receivable to bad debt allowance. After the application of the bad debt allowance increase, the Company has completely reserved the customer's entire accounts receivable balance. In the three and six months ended May 31, 2002, the

Company had five customers in its E-Commerce segment which, in combination, accounted for approximately $5.5 million and $12.9 million of consolidated net revenues, respectively, or 51% and 56% of consolidated net revenues, respectively, and approximately $5.1 million, or 69% of consolidated accounts receivable as of May 31, 2002.

STOCK-BASED COMPENSATION

Pursuant to Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, the Company will continue to use the intrinsic value method of accounting for our employee and director stock-based compensation awards. Accordingly, the Company has not recognized compensation expense for its noncompensatory employee and director stock option awards. As recommended by SFAS No. 123, the fair values of options were estimated using the Black-Scholes option-pricing model. The Company's adjusted net income and adjusted earnings per share had it elected to adopt the fair value approach of SFAS No. 123, which charges earnings for the estimated fair value of stock options, would have been as follows:

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                              MAY 31,       MAY 31,        MAY 31,         MAY 31,
                                               2003          2002           2003            2002
                                            -----------    ---------     -----------     ----------
Net (loss) income:
As reported                                 $(1,552,539)   $ 713,043     $(1,121,051)    $2,116,460

Less: Total stock-based compensation
expense determined under fair value
based method, net of related tax effects       (153,889)    (261,722)    $  (413,460)      (523,444)
                                            -----------    ---------     -----------     ----------
Pro forma                                   $(1,706,428)   $ 451,321     $(1,534,511)    $1,593,016

Basic net (loss) income per share:

As reported                                 $     (0.12)   $    0.05     $     (0.09)    $     0.16

Pro forma                                   $     (0.13)   $    0.03     $     (0.12)    $     0.12

Diluted net (loss) income per share:

As reported                                 $     (0.12)   $    0.05     $     (0.09)    $     0.14

Pro forma                                   $     (0.13)   $    0.03     $     (0.12)    $     0.11

For purposes of computing pro forma net (loss) income, the Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The assumptions used to value the option grants are set forth below:

                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                              MAY 31,       MAY 31,       MAY 31,          MAY 31,
                                               2003          2002          2003             2002
                                            -----------    ---------    -----------      ----------
Expected life of options (in years)             4.0           4.8           4.0              4.8
Volatility                                    61.00%        71.50%        61.00%           71.50%
Risk free interest rate                        2.56%         3.51%         2.56%            3.51%
Dividend yield                                 0.00%         0.00%         0.00%            0.00%


Options granted typically vest over a three-year period and new option grants are made periodically each year. Therefore, the pro forma information shown above may not be representative of the pro forma effect on reported net (loss) income in future fiscal periods.

3. EARNINGS PER SHARE

The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        -----------------------   -----------------------
                                                          MAY 31,      MAY 31,      MAY 31,      MAY 31,
                                                           2003         2002         2003         2002
                                                        ----------   ----------   ----------   ----------
Denominator:
   Denominator for basic earnings per share--
     weighted average shares                            12,758,349   13,508,056   12,754,342   13,512,487
Effect of dilutive securities:
   Stock options                                                --    1,322,259           --    1,277,449
                                                        ----------   ----------   ----------   ----------
   Denominator for diluted earnings per share--
     adjusted weighted average shares                   12,758,349   14,830,315   12,754,342   14,789,936
                                                        ==========   ==========   ==========   ==========



Options to purchase 1,043,096 and 150,000 shares of common stock for the three months ended May 31, 2003 and 2002, respectively, and 1,043,096 and 275,000 for the six months ended May 31, 2003 and 2002, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." Excluding net income, the Company's primary sources of comprehensive income (loss) would ordinarily include the after-tax net unrealized gains and (losses) on available-for-sale securities, and the equity adjustment from foreign currency translation. Based on prior fiscal year unrealized capital losses in excess of the current years three and six month period's unrealized gains, a full credit has been taken against the estimated deferred tax liability attributable to the unrealized gains arising in the three and six month periods ended May 31, 2003. At November 30, 2001, full valuation allowances were taken against the estimated deferred tax assets attributable to the unrealized losses based on the absence of other appreciated capital gain property. The components of comprehensive income (loss) are presented below:

                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            ------------------------------     ---------------------------
                                                              MAY 31,           MAY 31,          MAY 31,         MAY 31,
                                                               2003              2002             2003            2002
                                                            ------------      ------------     -----------      ----------

     Net (loss) income ...........................          $ (1,552,539)     $    713,043     $(1,121,051)     $2,116,460

Other comprehensive income (loss) , net of tax:
Foreign currency translation adjustment                           63,350           (21,057)         89,603         (20,788)
Unrealized gains from available-for-sale
securities, arising during the period, net of
income taxes of $-0-                                             207,660            47,723         154,294          29,736

                                                            ------------      ------------     -----------      ----------

Comprehensive (loss) income.......................          $ (1,281,529)     $    739,709     $  (966,757)     $2,125,408
                                                            ============      ============     ===========      ==========


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

Total advertising and marketing costs included in cost of sales for the three months ended May 31, 2003 and 2002 were approximately $3,528,000 and $3,288,000, respectively, and for the six months ended May 31, 2003 and 2002 were approximately $5,566,000 and $6,576,000, respectively.

6. MARKETABLE SECURITIES AND LONG TERM INVESTMENTS, AT COST

            During the three and six months ended May 31, 2003, the Company did not have any material events regarding its marketable securities. As of November 30, 2002, the Company had disposed of all of its long-term, cost-based investments.

7. SEGMENT INFORMATION

Historically, the Company's reportable operating segments are aligned into three fundamental areas: (1) Internet Commerce billed directly to the Company's marketing partners and corporate customers, as well as consumers (E-Commerce),
(2) Off-line Marketing services (such as telemarketing and postal mail), billed directly to licensed mortgage bankers, long distance carriers, wireless carriers and other service providing businesses (Off-line Marketing services) and (3) Products and Services billed to consumers by Local Exchange Carriers. The Company reintroduced the LEC Billed products and services activities during the six months ended May 31, 2003. Such segment was inactive in fiscal 2002. The balance of the Company's operations, immaterial individually and in the aggregate, are included as part of Corporate and other. This business segment delineation is consistent with the Company's management and financial reporting structure based on products and services. The Company evaluates performance based on many factors, with the primary criteria being each segment's gross profit, pre-tax income and EBITDA, which the Company has defined as net income excluding (i) special charges, (ii) interest expense, (iii) interest and dividend income, (iv) net gains (losses) on the sale of marketable securities, (v) long-lived asset impairment charges, (vi) gains on non-monetary cost basis exchanges, (vii) other non-operating income, (viii) minority interest (income)loss, (ix) depreciation, (x) amortization and (xi) income taxes. The Company shares a common workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate and other. The following tables set forth the Company's financial results by operating segment. All revenues are from non-intersegment sources and, therefore, no intersegment elimination applies.


SEGMENT DATA - NET REVENUE

                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                      MAY 31,        MAY 31,       MAY 31,        MAY 31,
                                       2003           2002          2003           2002
                                   -----------   ------------   ------------   ------------
E-Commerce                         $ 6,698,718   $  9,549,917   $ 13,741,647   $ 21,184,367
Off-line Marketing Services            137,254      1,254,621      2,017,225      1,991,068
LEC Billed Products and Services       586,632             --        780,961             --
Corporate and other                         --             --             --             --
                                   -----------   ------------   ------------   ------------

     CONSOLIDATED TOTALS           $ 7,422,604   $ 10,804,538   $ 16,539,833   $ 23,175,435
                                   ===========   ============   ============   ============

SEGMENT DATA - GROSS PROFIT

                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                      MAY 31,        MAY 31,       MAY 31,        MAY 31,
                                       2003           2002          2003           2002
                                   -----------   ------------   ------------   ------------
E-Commerce                         $ 3,135,079   $ 6,282,821    $  8,258,607   $ 14,603,882
Off-line Marketing Services             63,508     1,138,513       1,755,439      1,809,738
LEC Billed Products and Services       264,670            --         320,510             --
Corporate and other                         --            --              --             --
                                   -----------   ------------   ------------   ------------

     CONSOLIDATED TOTALS           $ 3,463,257   $ 7,421,334    $ 10,334,556   $ 16,413,620
                                   ===========   ===========    ============   ============



SEGMENT DATA - EBITDA

                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                      MAY 31,        MAY 31,        MAY 31,        MAY 31,
                                       2003           2002           2003           2002
                                   -----------    ------------   ------------   ------------
E-Commerce                         $  (779,439)   $ 1,945,829    $    360,021    $ 5,145,354
Off-line Marketing Services             29,901        254,311         203,094        291,681
LEC Billed Products and Services       (15,115)            --          40,725             --
Corporate and other                 (1,230,734)      (959,863)     (2,220,964)    (2,047,270)
                                   -----------    ------------   ------------   ------------

     CONSOLIDATED TOTALS           $(1,995,387)   $ 1,240,277    $ (1,617,124)   $ 3,389,765
                                   ===========    ===========    ============   ============

SEGMENT DATA - DEPRECIATION AND AMORTIZATION

                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                      MAY 31,        MAY 31,        MAY 31,        MAY 31,
                                       2003           2002           2003           2002
                                   -----------    ------------   ------------   ------------
E-Commerce                         $  380,077     $  173,864     $  668,770     $  338,545
Off-line Marketing Services                --          6,484          6,877         10,987
LEC Billed Products and Services           --             --             --             --
Corporate and other                    71,733         68,393        144,911        132,904
                                   ----------     ----------     ----------     ----------

     CONSOLIDATED TOTALS           $  451,810     $  248,741     $  820,558     $  482,436
                                   ==========     ==========     ==========     ==========

SEGMENT DATA - RECONCILIATION OF REPORTABLE SEGMENT'S EBITDA TO CONSOLIDATED
(LOSS) INCOME BEFORE TAXES

                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            MAY 31,       MAY 31,        MAY 31,        MAY 31,
                                                             2003          2002           2003           2002
                                                         -----------    -----------    -----------    -----------
EBITDA - BY SEGMENT
   E-Commerce                                            $  (779,439)   $ 1,945,829    $   360,021    $ 5,145,354
   Off-line Marketing Services                                29,901        254,311        203,094        291,681
   LEC Billed Products and Services                          (15,115)            --         40,725             --
   Corporate and other                                    (1,230,734)      (959,863)    (2,220,964)    (2,047,270)
                                                         -----------    -----------    -----------    -----------

        TOTAL EBIDTA                                     $(1,995,387)   $ 1,240,277    $(1,617,124)   $ 3,389,765
                                                         -----------    -----------    -----------    -----------

ITEMS EFFECTING EBITDA IN ARRIVING AT CONSOLIDATED (LOSS) INCOME BEFORE TAXES
   Depreciation and amortization (expense)               $  (451,810)   $  (248,741)   $  (820,558)   $  (482,436)
   Interest (expense)                                         (7,850)        (9,266)       (15,191)       (19,768)
   Interest income and dividends                             111,455        183,386        266,056        393,599
   Realized gains on marketable securities                     3,330         20,564          4,068         83,157
   Realized gain on sale of subsidiary                     1,075,000             --      1,075,000             --
   Other non-operating income (expense)                      (39,741)       100,665        (46,438)       235,102
   Minority interest in income of
     subsidiary                                              (17,239)      (104,303)      (137,567)      (130,949)
                                                         -----------    -----------    -----------    -----------

        TOTAL ITEMS EFFECTING EBITDA                     $   673,145    $   (57,694)   $   325,370    $    78,705
                                                         -----------    -----------    -----------    -----------

CONSOLIDATED (LOSS) INCOME BEFORE TAXES                  $(1,322,242)   $ 1,182,583    $(1,291,754)   $ 3,468,470
                                                         -----------    -----------    -----------    -----------

8. Asset Acquisitions

         In December 2001, the Company acquired the assets of the following two entities for a total cost of $1,676,682. The components of the asset purchase prices are set forth following the descriptions of the assets acquired:

         >> InfiKnowledge, a software development and Internet services firm based in New Brunswick, Canada, with the key assets purchased including an email delivery system, a suite of over 50 on-line games, as well as a team of highly skilled, interactive game developers who the Company continues to believe possess the capabilities to enhance, develop and add support to its on-line marketing business and provide economies for the Company's email delivery platform.

         >> ThanksMuch, a Woodmere, New York based company that specializes in the on-line sale of costume jewelry and other small gift items. The Company continues to believe that the assets acquired, coupled with the management team who will continue to run the business, will be utilized to provide an opportunity for increased revenue, gross profits and cash flows in future fiscal periods.

The total purchase price components are as follows: (a) cash of $897,500, of which $697,500 was paid simultaneously with the asset acquisition closings, both of which occurred in December 2001, and the $200,000 balance of which was paid on December 6, 2002, and which is included as a component of the Company's accrued expenses as at November 30, 2002; and (b) 117,521 shares of the Company's common stock, valued at $6.20 per share (the average closing prices of the Company's stock for the period December 4 to December 10, 2001), which accounted for the additional consideration in the InfiKnowledge asset acquisition. Of the total share consideration, 39,174 of such shares were issued at closing, 39,174 shares were issued on December 6, 2002, with the balance of 39,173 shares issuable on December 6, 2003. The issuable shares were considered as outstanding common shares in the computation of both basic and diluted weighted shares outstanding for all periods subsequent to December 6, 2001. Goodwill and other intangible assets recognized as a result of these transactions amounted to approximately $1,477,000, of which approximately 90%, or $1.3 million, is expected to be deductible for income tax purposes. The goodwill and other intangibles were included in the E-Commerce segment. The purchase price allocation to Goodwill and identifiable intangibles is set forth in Note 9 to the financial statements.

9. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows:

                                                 As of May 31, 2003        As of November 30, 2002
                                            -------------------------     -------------------------
                                              Gross                         Gross
                                             Carrying     Accumulated      Carrying     Accumulated
                                              Amount      Amortization      Amount      Amortization
                                            ----------    ------------    ----------    ------------

           Amortized intangible assets:

   GROUPLOTTO IDENTIFIABLE INTANGIBLES:

      GroupLotto Site Brand Recognition     $  722,922     $  278,325     $  722,922     $  240,974
                    GroupLotto Database        433,754        166,995        433,754        144,584
           Intellectual Property Assets        289,169        111,330        289,169         96,390
            Marketing Right License Fee        300,000        300,000        300,000        106,450

INFIKNOWLEDGE IDENTIFIABLE INTANGIBLES:

                    Internet Game Suite        218,786         64,632        191,595         37,440
           Intellectual Property Assets        164,089         48,473        143,696         28,079
               Market Position Acquired        190,422         56,252        166,756         32,585


   THANKSMUCH IDENTIFIABLE INTANGIBLES:

                 Profiled customer data         50,000         19,875         50,000         11,542
                  Restrictive Covenants         10,000          3,308         10,000          2,308
                                            ----------     ----------     ----------     ----------

    Total amortizable intangible assets     $2,379,142     $1,049,190     $2,307,892     $  700,352
                                            ==========     ==========     ==========     ==========

         Unamortized intangible assets:

               GOODWILL - INFIKNOWLEDGE     $  739,655                    $  647,729


                  GOODWILL - THANKSMUCH        289,736                       289,736
                                            ----------                    ----------
                         Total Goodwill     $1,029,391                    $  937,465
                                            ==========                    ==========

The future intangible amortization expense for the next five fiscal years is estimated to be as follows:

                                                       2003         2004         2005         2006         2007
                                                     --------     --------     --------     --------     --------

GROUPLOTTO IDENTIFIABLE INTANGIBLE AMORTIZATION:

               GroupLotto Site Brand Recognition     $144,594     $144,594     $144,594     $ 84,621
                             GroupLotto Database       86,757       86,757       86,757       50,773
                    Intellectual Property Assets       57,838       57,838       57,838       33,848
                     Marketing Right License Fee      193,530
                                                     --------     --------     --------     --------     --------
                      TOTAL GROUP'S AMORTIZATION     $482,719     $289,189     $289,189     $169,242     $     --
                                                     --------     --------     --------     --------     --------

         INFIKNOWLEDGE IDENTIFIABLE INTANGIBLES:

                             Internet Game Suite     $ 38,319     $ 38,319     $ 38,319     $ 38,319     $    880
                    Intellectual Property Assets       28,739       28,739       28,739       28,739          660
                        Market Position Acquired       33,351       33,351       33,351       33,351          766
                                                     --------     --------     --------     --------     --------
                      TOTAL GROUP'S AMORTIZATION     $100,409     $100,409     $100,409     $100,409     $  2,306
                                                     --------     --------     --------     --------     --------

            THANKSMUCH IDENTIFIABLE INTANGIBLES:

                          Profiled customer data     $ 10,000     $ 10,000     $ 10,000     $ 10,000     $    230
                           Restrictive Covenants        2,000        2,000        2,000        2,000           46

                                                     --------     --------     --------     --------     --------
                      TOTAL GROUP'S AMORTIZATION     $ 12,000     $ 12,000     $ 12,000     $ 12,000     $    276
                                                     --------     --------     --------     --------     --------

                                         SUMMARY

            GROUPLOTTO IDENTIFIABLE INTANGIBLES:     $482,719     $289,189     $289,189     $169,242     $     --
         INFIKNOWLEDGE IDENTIFIABLE INTANGIBLES:      100,409      100,409      100,409      100,409        2,306
            THANKSMUCH IDENTIFIABLE INTANGIBLES:       12,000       12,000       12,000       12,000          276
                                                     --------     --------     --------     --------     --------

      TOTAL IDENTIFIABLE INTANGIBLE AMORTIZATION     $595,128     $401,598     $401,598     $281,651     $  2,582
                                                     --------     --------     --------     --------     --------

10. Sale of Majority Owned Subsidiary

In March 2003, the Company sold its majority owned subsidiary, Montvale Management LLC ("Montvale") to Mortgage Industry Consultants, LLC ("MIC") for $1.6 million, plus its investment. The terms of the agreement included an initial payment of $1 million (received in March 2003) followed by an additional $600,000 to be paid in 24 monthly installments of $25,000 each. As of July 8, 2003, three installments were received. In May 2003, the Company received approximately $299,000, representing its GAAP basis capital account in such majority owned subsidiary as at November 30, 2002. Traffix had obtained its 51% interest in September of 1999 through an initial investment of approximately $50,000. Based on management's assessment of Montvale's future cash flows, after taking into consideration Montvale's increased obligations with respect to the note obligations due the Company, the Company has deemed it prudent to defer recognition of income on the unpaid portion of the note. Recognition will take place in future periods under the cost recovery method.

In addition to the components of the transaction described above, the Company will receive a $40,000 monthly fee for services rendered under its marketing agreement with Montvale in which the Company will generate targeted leads and provide other services related to Montvale's residential mortgage business. To the extent that the fair market value of the services rendered by Traffix on a monthly basis is less than the $40,000 fee payment, that portion above the fair market value will be recorded as additional consideration on the sale. Consistent with the recognition principal used for the balance of the installment note, the Company will record the payments under the cost recovery method.

11. LITIGATION

         The Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires us to describe briefly any material pending legal proceedings to which we are a party or of which any of our property is subject. The Exchange Act further provides that no information need be given with respect to any proceeding that involves primarily a claim for damages if the amount involved, exclusive of interest and costs, does not exceed 10 percent of our current assets. We believe that all of the claims made against us to date are either without merit or will ultimately result in a judgment against us (if at all) in an amount less than 10% of our current assets. Nevertheless, as the plaintiff in the WINGLER action is seeking damages in excess of 10% of our current assets, and as certain of the remaining legal claims made against us fail to specify an amount of damages being sought by the plaintiff, and as there is a potential that the ultimate damages awarded in a claim could exceed such 10% threshold, in compliance with the Exchange Act, we listed below the WINGLER action, as well as all legal claims made against us for which no amount of damages has been specified. The QWEST action seeks damages against us in an amount slightly less than 10% of our current assets.

         MAVIES WINGLER - On or about May 9, 2001, Mavies Wingler commenced an action against Group Lotto, Inc. ("GLI"), one of our wholly owned subsidiaries, in the Circuit Court of Logan County, West Virginia. Ms. Wingler claims to have picked the winning numbers entitling her to $10 million. On June 8, 2001, the action was removed to the United States District Court, Southern District of West Virginia, and is entitled WINGLER V. GROUPLOTTO, INC., Docket Number 2:01 -- CV -- 518. At the end of 2002, Ms. Wingler's attorney withdrew, and she is now representing herself. Discovery has been completed and we have made a motion for summary judgment. We and GLI have a contract of indemnification with SCA Promotions, Inc. to be indemnified for prizes paid out to qualified winners. GLI winners are required to produce the Group Lotto Entry Notification form ("GLEN") within a specified period of time after matching a drawing's winning numbers in order to qualify for receipt of the appropriate prize winnings. We do not believe that there is any merit to Ms. Wingler's claim and intend to vigorously continue our defense thereof.

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

         COLUMBIA HOUSE/RYDEL - In or about August 2002, Columbia House, one of our clients, notified us of an indemnification claim relating to a class action filed against Columbia House, among others, in Illinois. RYDEL V. COMTRAD INDUSTRIES, INC. ET AL., Circuit Court of Cook County, Illinois, No. 02 CH 13269. Plaintiff claims to have received unsolicited commercial e-mail from, among others, Columbia House, in violation of Illinois law. Columbia House advised us that it believes that the email in question was not approved by Columbia House when it was sent, and asserted a claim for indemnification against us pursuant to our contract. We and Columbia House agreed to defer resolution of the indemnification claim (and reserved each of our respective rights). Columbia House is defending against the class action. Its motion to dismiss the complaint has been dismissed.

         In or about January 2003, we were named as a defendant in the RYDEL class action. In an additional count in the complaint, the plaintiff asserts that we violated the Illinois Consumer Fraud and Deceptive Business Practices Act by providing to a co-defendant a list of consumers who had consented to receive commercial e-mails when, the complaint alleges, they had not. The complaint seeks injunctive relief and unspecified damages. Our motion to dismiss the complaint was granted in June 2003, and the plaintiff has filed an appeal. We believe that there is no merit to the claim, and, in the event the dismissal of the claim is reversed on appeal, we intend to vigorously defend against it.

         TINA HARRISON, LISA WATTERS (Utah Claims) - In January 2003, we received notice of two claims filed in Utah state court: WATTERS V. TRAFFIX, INC., MONGLYPH.COM, AND PHILLIP C. WILSON AND JOHN DOES ONE THROUGH TEN, (No. 20413327); and HARRISON V. TRAFFIX, INC. AND JOHN DOES ONE THROUGH TEN, (No. 20414190), District Court of Utah, Third Judicial District Salt Lake County, Sandy Department. In each of these actions, the plaintiff claims to represent a class of Utah residents who received unsolicited commercial e-mail in violation of Utah law. The Watters case was recently dismissed and we are currently engaged in discussions to resolve the remaining matter for an amount that would not be material to the results of operations, cash flows or financial position of the Company.

         As stated above, we are unable to determine the ultimate outcomes of any of the foregoing claims, and, accordingly, no provision for loss has been recorded in the unaudited financial statements included in this Report.

12. Subsequent Event

On July 11, 2003, the Company's Board of Directors declared a dividend out of the Company's surplus of $0.08 per share on the outstanding shares of the Company's common stock for the quarter ended May 31, 2003. Such dividend is payable on or about August 10, 2003 to holders of record of such shares at the close of business on August 1, 2003. The

Board further agreed to declare a dividend during each of the quarters ending August 31, 2003, November 30, 2003 and February 29, 2004, in amounts and as of record dates as the Board then deems appropriate.


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

OVERVIEW

We are a leading on-line database marketing company that uses our on-line media network to generate leads, customers and sales for our proprietary product and service offers, and our corporate clients' product and service offers. We provide complete end-to-end marketing solutions for companies seeking to increase sales and customers through on-line marketing programs, and database development and enhancement programs. The services we offer include the development of a complete creative promotion to be used to market the client's product to consumers, broadcasting a promotion on-line in order to generate new customers for the client, delivery of data files from the results of campaigns, creating and hosting the customized websites or web pages necessary to effect the consumer transaction that drives the client's sales and generating comprehensive reporting in order for the client to analyze the effectiveness of a promotion. We use our websites, interactive games, email marketing and database of permission-based, profiled records (and the on-line media of third parties) to generate the customers, sales and leads for our clients, as well as our own product and service offers. We are paid by our clients primarily on a success-based model, in that we receive a fee for every lead, customer or sale generated for the client. In addition to our third party client-based revenue, we generate revenue from our own products and services, such as retail gift items, which accounted for approximately 3.5% and 3.0% of our revenue during the three and six-month periods ended May 31, 2003 and 2002, respectively. In Fiscal 2003, our own products and services have been expanded, and include an ISP service (LEC Billed Products and Services) and iMatchUp.com (E-Commerce), our on-line dating service. The combination of the revenue generated from such services introduced in Fiscal 2003 was approximately $1.4 million, or 19% of our revenue during the three months ended May 31, 2003, as compared to $578,000, or 6% of our revenue during the quarter ended February 28, 2003. Such products and services did not contribute to Fiscal 2002 revenue.

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

                                ON-LINE MARKETING

We own and operate multiple on-line properties, such as GroupLotto.com, our free on-line lottery, AtlasCreditGroup.com, PrizeAmerica.com and iMatchup.com, our premier on-line dating service which commenced operations during the six months ended May 31, 2003, as well as a number of interactive games (such as Direct Deposit Promotions and Scratch&Win), all supplemented by our affiliates' other web sites providing services on the Web. These activities are designed to generate real-time response-based marketing results for our corporate clients, as well as for our own offers. When visiting our on-line properties, consumers are given the opportunity to purchase, sign-up for, ask to be contacted regarding, or simply indicate an interest in, hundreds of offers for various products and services. Specifically, through these interactive Web properties we generate a variety of transactional results for our products, and our corporate clients ranging from (a) Web traffic, (b) inbound telemarketing calls, (c) outbound telemarketing leads, (d) demographically/psychographically profiled lists of consumers, (e) highly-targeted customized response-based leads, (f) completed applications for products, and (g) actual sales of products and services.

WEBSITES. The GroupLotto website offers consumers the opportunity to win up to $10 million daily in a free, on-line lottery. The lottery prizes are indemnified by an independent, third-party agency. In order to play, each consumer must provide complete and accurate registration information and agree to receive ("opt-in") marketing messages from GroupLotto and our marketing partners. The interactive media on this website includes registration pages, game banners, and "pop-ups", the purpose of which is to generate web traffic, leads and sales. Revenue is generated at this website from sales of our own products and our corporate clients who pay for such traffic, leads and sales. We generate the bulk of our consumer traffic to this website through proprietary and third party permission-based email marketing programs, banner advertisements and other online media.

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

We own and operate several other websites such as AtlasCreditGroup.com, PrizeAmerica.com, TheBargainSpot.com, prizecade.com and jewelclaimcenter.com. Additionally, during the six months ended May 31, 2003, we launched AtlasAutomotiveGroup.com. a website that enables its visitors to read reviews and request price quotes to purchase automobiles on-line. Such websites are deployed to generate revenue for our clients in a similar manner as the GroupLotto model described above. Each of these sites is designed to appeal to a specific consumer interest category that we matched with product promotions that appeal to such interest category.

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

Compared to postal marketing and telemarketing, email marketing is significantly less expensive, offers much faster response times, and, we believe, provides for a more interactive consumer media experience. We now own an email delivery system (acquired in December 2001 through the acquisition of the assets of Infiknowledge.com, a privately held Canadian technology company), which reduces our dependence on third party vendors and has created economies associated with our commercial email delivery, as well as our site maintenance and development costs. FOR A FURTHER DISCUSSION OF RECENT BUSINESS

AND LEGAL DEVELOPMENTS REGARDING THIS E-COMMERCE COMPONENT, AND EVENTS IMPACTING EMAIL MARKETING, SEE "- CRITICAL ACCOUNTING POLICY AND ACCOUNTING ESTIMATE DISCUSSION - FACTORS THAT COULD AFFECT FUTURE RESULTS."

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

SYNDICATION. We expend a significant portion of our email resources to generate sales for our own products and services and for traffic to our websites. After we develop a campaign that works efficiently on our own media, we often "syndicate" the program to third-party media. Typically, we have expended time, media and other costs in developing certain campaigns. In exchange for this invested effort, we obtain the right to market those campaigns to a list of other on-line media companies. We enter into agreements with these other on-line media companies to run the campaigns, generally on a fee-share arrangement. We believe such media companies obtain a benefit from receiving an immediately marketable, fully-packaged and tested marketing program. As a result, we believe we maintain the ability to leverage campaigns we have developed (including our own products and services) so that in future fiscal periods we can generate additional revenue with diminished costs and risks associated with such business extension.

TRAFFIX'S PRODUCTS AND SERVICES

Several new business units, which we introduced during the six months ended May 31, 2003, include a dating/personal program conducted over the Internet ("iMatchup.com") and a LEC Billed dial-up modem ISP service ("TxNET-ISP"). During the six months ended May 31, 2002, we introduced the on-line marketing of our own products and services through the Thanksmuch.com website which sells gift items (such as DVD's, CD's and inexpensive jewelry) directly to consumers. When a consumer selects a gift item and tenders his credit card, he is given the opportunity to purchase other, more valuable products and services at special discounts. One of the additional benefits that is derived from the credit card billed portion of these programs, is our ability to accumulate consumer credit card data, which allows for the subsequent use of our marketing concept of "just-one-click" credit card billing, making on-line purchases easier for the consumer, and allowing us to more easily process additional sales and services in the future. In addition, certain of these services are designed as monthly recurring revenue sources, such as our dating and ISP services.

No assurances can be given, however, that these new sources of revenue will contribute material revenues and/or income from operations in future fiscal periods, if at all. During the three and six-month periods ended May 31, 2003, the combination of all such newly introduced services generated approximately $1.7 million and $2.4 million, respectively, or approximately 22% and 15%, respectively, of consolidated net revenue.

Our expansion in, and dependence on, our on-line direct marketing efforts, coupled with the potential for state and/or federal legislation limiting our ability to contact consumers on-line should all be considered when referring to the results for the three and six-month periods ended May 31, 2003, as well as prior year historical results, in evaluating the potential for our future fiscal period operations, cash flows, and financial position.

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

SEGMENT INFORMATION

During the three and six-month periods ended May 31, 2003, we generated revenue from the following segments: E-Commerce, Off-line Marketing and LEC Billed products and services. The E-Commerce segment currently represents the core of our business operations. Revenue in the E-Commerce segment is generated primarily from marketing of third party products and services on our websites and through email promotions. The Off-line Marketing services segment consists of revenue generated by us through off-line direct marketing channels. LEC Billed products and services consist of our proprietary LEC billed ISP product, known as TXNet ISP. This product was introduced during the six months ended
May 31, 2003. During the three and six-month periods ended May 31, 2002, we generated revenue only from the segments E-Commerce and Off-line Marketing. Historically, the Off-line Marketing service segment's activities consisted of telemarketing services used for the acquisition of long distance and wireless phone customers for various phone service providers. In Fiscal 2002, this segment consisted exclusively of our majority owned subsidiary, Montvale Management, LLC, and the revenues and expenses of Montvale's net branch services provided to qualified mortgage banking and lending institutions. During March 2003, we disposed of our interest in Montvale, all as more fully described in Note 10 included in the attached financial statements.

Historically, the LEC Billed products and services segment represented telecommunications- related products and services marketed by us directly to consumers who were billed by local exchange carriers (LECs) on the consumer's telephone bill. This segment was inactive during the entire Fiscal 2002 year. Segment information is set forth in Note 7 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section hereof and incorporated herein by reference.


RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and six-month periods ended May 31, 2003 and May 31, 2002, respectively. It should be read in conjunction with the Company's Form 10-K as filed for the year ended November 30, 2002, the Notes thereto and other financial information included elsewhere in this report.

THREE MONTHS ENDED MAY 31, 2003 AND MAY 31, 2002

The Company's net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three month periods ended May 31, 2003 and May 31, 2002, are detailed in the following tables:

SEGMENT DATA - NET REVENUES, BY SEGMENT COMPONENT

                                                          THREE MONTHS ENDED             CHANGE           CHANGE
                                                       MAY 31,         MAY 31,          INC(DEC)         INC(DEC)
                                                        2003            2002               $$$              %%%
                                                   ------------     ------------      ------------       --------

E-COMMERCE COMPONENTS

iMatchUp.com and other web sites                   $  3,255,852     $  1,802,829      $  1,453,023           81%
Net branch commission fees                               24,221          202,248          (178,027)         -88%
Email marketing programs                              2,313,287        5,548,049        (3,234,762)         -58%
Data sales and rentals                                  431,443        1,329,542          (898,099)         -68%
Sales of jewelry and gifts                              257,145          622,459          (365,314)         -59%
Internet game development and other                     416,770           44,790           371,980          830%
                                                   ------------     ------------      ------------         -----
TOTAL E-COMMERCE                                      6,698,718        9,549,917        (2,851,199)         -30%
                                                   ------------     ------------      ------------         -----

OFF-LINE MARKETING SERVICE COMPONENTS
Net branch commission fees                              137,254        1,185,682        (1,048,428)         -88%
Other off-line marketing                                     --           68,939           (68,939)        -100%
                                                   ------------     ------------      ------------         -----

TOTAL OFF-LINE MARKETING SERVICE                        137,254        1,254,621        (1,117,367)         -89%
                                                   ------------     ------------      ------------         -----

LEC BILLED PRODUCTS AND SERVICES COMPONENTS
TXNet ISP Product                                       586,632               --           586,632          100%
                                                   ------------     ------------      ------------         -----

TOTAL LEC BILLED PRODUCTS AND SERVICES                  586,632               --           586,632          100%
                                                   ------------     ------------      ------------         -----

CORPORATE AND OTHER COMPONENTS
Miscellaneous products, list revenue and other               --               --                --            0%
                                                   ------------     ------------      ------------         -----

TOTAL CONSOLIDATED NET REVENUE                     $  7,422,604     $ 10,804,538      $ (3,381,934)         -31%
                                                   ------------     ------------      ------------         -----


            Net Revenue decreased approximately $3.4 million, or 31%, to $7.4 million for the three months ended May 31, 2003 from $10.8 million in the comparable prior year period. Three significant factors contributed to the decline in net revenue: (1) the Company's loss of one of its significant customers in the fourth quarter of Fiscal 2002, which customer accounted for approximately $2.3 million, or 22% of the Company's revenue during the three months ended May 31, 2002, and which customer did not contribute to revenue during the comparable 2003 quarter; (2) the Company's sale of a majority-owned subsidiary (Montvale Management, LLC) during the first week of the quarter ended May 31, 2003, which subsidiary accounted for approximately $1.4 million, or 13% of the Company's revenue during the three months ended May 31, 2002, compared to $137,254 in the quarter ended May 31, 2003 prior to its disposition on March 6, 2003; and (3) the Company's complete cessation of recognizing revenue from one of its major customers in the quarter ended May 31, 2003 based on the absence of collection probability. Such customer, a public company, accounted for approximately $1.0 million, or 9% of the Company's revenue during the three months ended May 31, 2002. The Company made its collection assessment based on such customer's publicly filed information. This assessment included the consideration of AMEX's May 23, 2003 trading halt of the customer's securities, and its eventual filing for bankruptcy protection on June 16, 2003. See "- Bad Debt Expense".

         Additionally, turnover recognized in the balance of the Company's customer base, coupled with decreased returns on its email marketing programs accounted for other decreases in net revenue, which approximated $.2 million when compared with the prior year's comparable quarter.

         Offsetting the net revenue declines in the quarter were increases in net revenue attributable to the Company's recently launched online dating service, iMatchup.com, which accounted for $810,000, or 11% of consolidated net revenues for the three months ended May 31, 2003, and the Company's recently launched LEC Billed Products and Services segment, which accounted for approximately $587,000, or 8% of consolidated net revenues for the three months ended May 31, 2003. Both iMatchup.com and the LEC Billed Products and Services segment were inactive in the comparable Fiscal 2002 period.

         See "Transactions with Major Customers" and Securities and Exchange Commission mandated FR-60 disclosures following the "Liquidity and Capital Resources" section for a further discussion of the significant customer concentrations, critical accounting policies and estimates, and other factors that could affect future results.

         The Company's cost of sales during the three months ended May 31, 2003 and May 31, 2002 were comprised of (1) direct and indirect marketing costs associated with the procurement and retention of consumers for its databases, including direct response email marketing costs, data and customer profile purchases, promotional costs and premium fulfillment costs, and (2) the related contingent-based sweepstakes indemnification expense, service provision costs, billing and collection fees and customer service costs.

The Company's cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three month periods ended May 31, 2003 and May 31, 2002 are set forth below:

CONSOLIDATED COST OF SALES, BY SEGMENT, BY COMPONENT

                                                       THREE MONTHS ENDED
                                                   -------------------------       CHANGE         CHANGE
                                                     MAY 31,        MAY 31,       INC(DEC)       INC(DEC)
                                                      2003           2002           $$$            %%%
                                                   ----------     ----------     ----------      -------
E-COMMERCE

ADVERTISING, PROMOTION AND FULFILLMENT COSTS
Email marketing and related delivery costs         $1,300,659     $1,141,215     $  159,444          14%
Data and profile purchases, and premium costs       2,074,112      1,960,386        113,726           6%
Promotional, creative and other costs                  79,703         69,959          9,744          14%
                                                   ----------     ----------     ----------       ------

                  TOTAL E-COMMERCE ADVERTISING     $3,454,474     $3,171,560     $  282,914           9%
                                                   ----------     ----------     ----------       ------

SERVICE BUREAU FEES

Contingent based prize indemnification costs       $  109,165     $   95,536         13,629          14%
                                                   ----------     ----------     ----------       ------

                TOTAL E-COMMERCE COST OF SALES     $3,563,639     $3,267,096     $  296,543           9%
                                                   ----------     ----------     ----------       ------

OFF-LINE MARKETING SERVICES

ADVERTISING, PROMOTION AND FULFILLMENT COSTS
Telemarketing, direct mail and related costs       $   73,746     $  116,108     $  (42,362)        -36%
                                                   ----------     ----------     ----------       ------

        TOTAL OFF-LINE MARKETING COST OF SALES     $   73,746     $  116,108     $  (42,362)        -36%
                                                   ----------     ----------     ----------       ------

LEC BILLED PRODUCTS AND SERVICES

SERVICE BUREAU FEES

Service provision, billing and collection fees     $  321,962     $       --        321,962         100%
                                                   ----------     ----------     ----------       ------

                TOTAL LEC BILLED COST OF SALES     $  321,962     $       --     $  321,962         100%
                                                   ----------     ----------     ----------       ------

                    CONSOLIDATED COST OF SALES     $3,959,347     $3,383,204     $  576,143          17%
                                                   ----------     ----------     ----------       ------

         Cost of sales on a consolidated basis increased $.6 million, or 17%, to $3.9 million for the three months ended May 31, 2003 from $3.4 million in the comparable prior year period.

         The significant factors contributing to the increase in cost of sales were: (a) an approximate $160,000, or 14%, increase in email-based direct marketing costs incurred by the Company when compared to the prior year's comparable period, arising from an increased volume of marketing undertaken by the Company in the promotion of its products and services; (b) an approximate $113,000, or 6%, increase in the costs incurred in the acquisition of data, and customer profiles related to the Company's on-line dating service, iMatchUp.com, as well as increased volume of acquisitions of registrants for the Company's other websites, with all such increases being offset by a decrease in the actual volume of data acquired; and (c) approximately $322,000 in costs incurred in the Company's LEC Billed Products and Services segment, which segment was inactive in the prior year's comparable period. Such costs were associated with the provision of the ISP service marketed by the Company, as well as the costs incurred in the billing and collection of the fees generated by the ISP service. LEC's are the Local Exchange Carriers (local phone companies) that bill the Company's customers for their use of the Company's ISP (Internet Service Provider) service, Txnet, Inc.

         The Company's gross profit in terms of dollars, on a segmental basis, and the Company's gross profit percentage, on a segmental basis, for each of the three month periods ended May 31, 2003 and 2002 are set forth below:

CONSOLIDATED GROSS PROFIT, BY SEGMENT

                                               FOR THE
                                          THREE MONTHS ENDED            CHANGE         CHANGE
                                        MAY 31,         MAY 31,        INC(DEC)       INC(DEC)
                                         2003            2002            $$$             %%%
                                     -----------     -----------     -----------      --------
E-Commerce                           $ 3,135,079     $ 6,282,821     $(3,147,742)         -50%
Off-line Marketing services               63,508       1,138,513      (1,075,005)          94%
LEC Billed products and services         264,670              --         264,670          100%
                                     -----------     -----------     -----------      --------
CONSOLIDATED TOTALS                  $ 3,463,257     $ 7,421,334     $(3,958,077)         -53%
                                     ===========     ===========     ===========      ========

CONSOLIDATED GROSS PROFIT PERCENTAGES, BY SEGMENT

                                                    FOR THE               ABSOLUTE       RELATIVE
                                               THREE MONTHS ENDED        PERCENTAGE     PERCENTAGE
                                             MAY 31,       MAY 31,         CHANGE         CHANGE
                                              2003          2002          INC(DEC)       INC(DEC)
                                             -------       ------        ----------     ----------
E-Commerce                                    46.8%         68.9%          -22.1%         -32.1%
Off-line Marketing services                   46.3%         90.9%          -44.6%         -49.1%
LEC Billed products and services              45.1%          0.0%           45.1%         100.0%
                                             -----         -----           -----          -----
CONSOLIDATED GROSS PROFIT PERCENTAGE          46.7%         68.7%          -22.0%         -32.1%
                                             =====         =====           =====          =====


         Consolidated Gross Profit Percentage ("Gross Margin") as a percentage of net revenue was 46.7% during the three months ended May 31, 2003, compared to 68.7% in the prior year's comparable fiscal period, representing an absolute percentage point decrease of 22%, or a 32.1% decrease on a relative basis. The decline in gross profit is primarily attributable to increased emailing costs due to an increase in volume mailed, coupled with a reduction in response rates, the addition of profile acquisition costs for its iMatchUp.com on-line dating site and the reintroduction of the LEC Billed Products and Services segment activity, which has a gross profit lower than the Company's historical gross profit. The impact on gross profit from the iMatchUp.com service results from the expensing of the customer acquisition cost during the current period, with the corresponding revenue being deferred, based on the terms of the enrolled member (i.e., one month, three month or annual memberships). The iMatchUp.com profiles that convert to billable members generally do so over a period subsequent to their month of acquisition. Therefore, we expect that these future conversions of profiles to billable members, coupled with the amortization of the revenue deferred at May 31, 2003, as well as the anticipated renewal revenues from such acquired customers, should allow the Company to report improved consolidated gross profit relationships in future fiscal quarters.

         The Company's Selling Expenses for each of the three months ended May 31, 2003 and May 31, 2002 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

                                              THREE MONTHS ENDED         CHANGE -      CHANGE -
                                            MAY 31,        MAY 31,       INC(DEC)      INC(DEC)
                                             2003           2002           $$$           %%%
                                          ----------     ----------     ----------     --------

E-COMMERCE

Fee share commissions                     $1,337,276     $  900,173     $  437,103        49%
Other commissions                                 --        473,223       (473,223)     -100%
Selling salaries and related expenses        378,404        417,868        (39,464)       -9%
Occupancy and equipment costs                     --          4,515         (4,515)     -100%
Travel and entertainment                      28,603         59,648        (31,045)      -52%
                                          ----------     ----------     ----------      -----
TOTAL SELLING - E-COMMERCE SEGMENT        $1,744,283     $1,855,427     $ (111,144)       -6%
                                          ----------     ----------     ----------      -----


OFF-LINE MARKETING SERVICES

Fee share commissions                     $       --     $       --             --
Other commissions                                 --             --             --
Selling salaries and related expenses         33,607        458,335       (424,728)      -93%
Occupancy and equipment costs                     --         45,889        (45,889)     -100%
Travel and entertainment                          --         11,124        (11,124)     -100%
                                          ----------     ----------     ----------      -----
TOTAL SELLING - OFF-LINE SEGMENT          $   33,607     $  515,348     $ (481,741)      -93%
                                          ----------     ----------     ----------      -----

CONSOLIDATED TOTALS                       $1,777,890     $2,370,775     $ (592,885)      -25%
                                          ----------     ----------     ----------      -----

         Selling expenses, on a consolidated basis, decreased approximately $593,000, or 25%, from $2.4 million during the three months ended May 31, 2002, to $1.8 million during the three months ended May 31, 2003. The decrease was primarily related to an approximate $482,000 reduction in selling expenses attributable to the sale of the Company's majority owned subsidiary, Montvale Management, LLC, on March 6, 2003. Such majority owned subsidiary was active for the entire three months ended May 31, 2002. Additionally, the Company's E-Commerce segment's selling expense decreased approximately $111,000, resulting from decreased employee-based and other selling commissions on reduced revenues, and partially offset by an increase in database fee share commissions. In the prior fiscal year, the Company significantly expanded the practice of marketing promotional offers on behalf of its marketing clients ("Clients") to third party databases on a fee share commission basis. The fee share commission relationship generally arises after the Company concludes a contractual arrangement with a Client pursuant to which the Company modifies or develops the copy, offer form, and promotional materials for the Client's product or service. Simultaneously with the execution of these contractual arrangements, the Company sometimes obtains the right from the Client to market promotions to a list of third parties with whom the Company has marketing relationships (the "Third Parties"), including databases managed in-house by the Company for email marketing. The Company's agreements with each Third Party with whom it markets Client promotions provides that the Third Party has the right to (i) approve the creative materials for each promotion, (ii) approve the timing of each promotion's mailing, (iii) terminate the contract on short notice, and (iv) reject any promotion for any reason. Each agreement also restricts the Third Party from doing business with the Client other than through the Company for the period of time covered by the agreement, and sets forth the terms of the Third Party's compensation. Payments are performance-based only and are either fixed fees paid for each customer or lead generated for the Client, or a revenue share that is a percentage of the revenue generated (after deduction for certain direct costs) by the Company for marketing that offer to the Third Party database. The Company utilizes unique Universal Resource Locater identifier links ("URLs") when promotions are mailed to the Third Party database as a tracking mechanism by which the Company is able to account for revenue generated under the fee share arrangement with Third Parties.

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

The Company's General and Administrative Expenses for each of the three months ended May 31, 2003 and May 31, 2002 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

CONSOLIDATED GENERAL AND ADMINISTRATIVE EXPENSES, BY SEGMENT, BY COMPONENT

                                                 THREE MONTHS ENDED          CHANGE -      CHANGE -
                                              MAY 31,         MAY 31,        INC(DEC)      INC(DEC)
                                               2003            2002            $$$           %%%
                                            ----------      ----------      ----------     --------

E-COMMERCE

Compensation costs and related expenses     $  942,248      $1,133,945      $ (191,697)      -17%
Professional fees                              249,799         474,195        (224,396)      -47%
Insurance costs                                122,594         119,718           2,876         2%
Occupancy and equipment costs                   70,077          77,179          (7,102)       -9%
Site development, maintenance and
   Modifications                               665,016         287,133         377,883       132%
All other G&A expenses                         346,718         454,084        (107,366)      -24%
                                            ----------      ----------      ----------       ----
TOTAL G&A - E-COMMERCE SEGMENT              $2,396,452      $2,546,254      $ (149,802)       -6%
                                            ----------      ----------      ----------       ----

OFF-LINE MARKETING SERVICES

Compensation costs and related expenses     $       --      $       --      $       --         0%
Professional fees                                   --          20,284         (20,284)     -100%
Insurance costs                                     --           1,260          (1,260)     -100%
Occupancy and equipment costs                       --              --              --         0%
All other G&A expenses                              --         375,823        (375,823)     -100%
                                            ----------      ----------      ----------       ----
TOTAL G&A - OFF-LINE SEGMENT                $       --      $  397,367      $ (397,367)     -100%
                                            ----------      ----------      ----------       ----

LEC BILLED PRODUCTS AND SERVICES

Compensation costs and related expenses     $  177,715      $       --      $  177,715         0%
Insurance costs                                 22,165              --          22,165         0%
Occupancy and equipment costs                   13,634              --          13,634         0%
All other G&A expenses                          66,271              --          66,271         0%
                                            ----------      ----------      ----------       ----
TOTAL G&A - LEC SEGMENT                     $  279,785      $       --      $  279,785         0%
                                            ----------      ----------      ----------       ----

CORPORATE AND OTHER

Compensation costs and related expenses     $  814,447      $  515,909      $  298,538        58%
Professional fees                              191,221         226,306         (35,085)      -16%
Insurance costs                                144,437         121,025          23,412        19%
All other G&A expenses                         152,362         142,990           9,372         7%
                                            ----------      ----------      ----------       ----
TOTAL G&A - CORPORATE AND OTHER             $1,302,467      $1,006,230      $  296,237        29%
                                            ----------      ----------      ----------       ----

CONSOLIDATED TOTALS                         $3,978,704      $3,949,851      $   28,853         1%
                                            ----------      ----------      ----------       ----

         General and Administrative expenses ("G&A") on a consolidated basis increased approximately $29,000, or 1%, when comparing G&A of $3.95 million from the three months ended May 31, 2002 to G&A of $3.98 million incurred during the three months ended May 31, 2003. The increase was attributable to increases in the Company's (a) LEC Billed Products and Services segment ($279,785) and (b) Corporate and other segment ($296,237), offset by decreases in the Company's E-Commerce ($149,802) and Off-line Marketing Services ($397,367) segments. G&A increases in the LEC Billed Products and Services segment resulted from the reintroduction of such segment's activity in Fiscal 2003. Such segment was inactive during Fiscal 2002. G&A increases in the Corporate and Other segment resulted from an increase in the number of reporting officers (who were previously included in other segments prior to their appointment as officers) employed by the Company in Fiscal 2003, when compared to Fiscal 2002. The decreases in the Company's E-Commerce segment resulted from decreases in compensation costs pursuant to the Company's decline in revenue, professional fee decreases based on a smaller litigation defense demand, and decreases in other miscellaneous G&A, all offset within the segment from increased Web Site development, maintenance and modification costs incurred to support the Company's additional websites, including iMatchUp.com.

         Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP ("FKIWSBR") provides general legal services to the Company in the ordinary course of business and litigation services in defense of actions arising from such business activities. A FKIWSBR partner has been a member of our Board of Directors since inception. The Company incurred approximately $196,000 in legal fees from FKIWSBR during the three months ended May 31, 2003.

CONSOLIDATED - BAD DEBT EXPENSE, BY SEGMENT

                                             THREE MONTHS ENDED       CHANGE       CHANGE
                                            MAY 31,      MAY 31,     INC(DEC)     INC(DEC)
                                             2003         2002         $$$           %%%
                                           --------     --------     --------     --------
E-Commerce                                 $153,860     $109,172     $ 44,688         41%

Off-line Customer Acquisition Services           --           --           --          0%

LEC Billed Products and Services                 --           --           --          0%

Corporate and other                              --           --           --          0%
                                           --------     --------     --------     -------

CONSOLIDATED TOTALS                        $153,860     $109,172     $ 44,688         41%
                                           --------     --------     --------     -------

Bad Debt expense increased approximately $45,000, or 41%, when comparing the three months ended May 31, 2003 with the three months ended May 31, 2002. The increase in bad debt expense resulted from the Company's assessment of the risk of collection embedded in its customer base as a product of the processes described below.

The Company continuously evaluates the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition and/or bankruptcy filings of its customers. As a result of this review process, the Company records bad debt provisions to adjust the related receivables' carrying amount to an amount that reflects their probable realizable value. Provisions for bad debts are also recorded resulting from the review of other factors, including (a) length of time the receivables are past due, and (b) historical experience. If circumstances related to specific customers change, our estimates for bad debt provisions could be further increased.

During the three months ended May 31, 2003, one of the Company's major customers filed for bankruptcy protection. The Company charged approximately $300,000 of such customer's accounts receivable to the allowance for bad debt. The current quarter's bad debt expense relates to the risk of collection from bad debts as it relates to the balance of the Company's customer base.

OTHER INCOME (EXPENSE)

The Company's components of "Other income(expense)" for the three months ended May 31, 2003 and 2002 are set forth below:

                                                         THREE MONTHS ENDED            CHANGE         CHANGE
                                                      MAY 31,           MAY 31,        INC(DEC)       INC(DEC)
                                                       2003              2002            $$$            %%%
                                                    -----------      -----------      -----------     --------

Other income (expense):

Interest expense                                    $    (7,850)     $    (9,266)     $     1,416        -15%
Interest income and dividends                           111,455          183,386      $   (71,931)       -39%
Realized gains on sale of marketable securities           3,330           20,564          (17,234)       -84%
Realized gain on sale of subsidiary                   1,075,000               --        1,075,000        100%
Other non-operating income:

        Other miscellaneous income (expense)            (39,741)          62,126         (101,867)      -164%
        Talk.com Arbitration Settlement                      --        2,314,121       (2,314,121)      -100%
        P.M. Thomas Arbitration Settlement                   --       (2,275,582)       2,275,582       -100%

Minority interest (income) loss                         (17,239)        (104,303)          87,064        -83%
                                                    -----------      -----------      -----------       -----
Total Consolidated Other
        Income (Expense)                            $ 1,124,955      $   191,046          933,909        489%
                                                    -----------      -----------      -----------       -----

         Consolidated Other Income (Expense) increased approximately $934,000, from approximately $191,000 for the three months ended May 31, 2002, to approximately $1.1 million for the three months ended May 31, 2003.

         The primary factors contributing to the net increase, in the order of the table set forth above, are as follows:

(a) a decrease in interest and dividend income of approximately $72,000 resulting from decreases in the interest rates available on short-term commercial paper during the three months ended May 31, 2003 when compared to the three months ended May 31, 2002;

(b) a decrease in gains realized through sales of marketable securities approximating $17,000 in the three months ended May 31, 2003 when compared to the three months ended May 31, 2002;

(c) an increase in realized gains of approximately $1.1 million arising from the sale of Montvale Management, LLC (see Note 10 to the attached financial statements); and

(d) a decrease in other non-operating income (expense) of approximately $140,000. The significant portion of this decrease was attributable to a decrease in other miscellaneous income arising out of residual payments received by the Company from prior years' terminated revenue streams.

PROVISION FOR INCOME TAXES

The Company's effective income tax rate is a result of the combination of federal income taxes at statutory rates, and state taxes, subject to the effects of valuation allowances taken against the "realizability" of deferred tax assets, as well as reductions to valuation allowances taken in prior fiscal periods when available evidence indicates such adjustments are necessary. For the three months ended May 31, 2003, the Company reported tax expense of approximately $230,000 on a pre-tax loss of approximately $1.3 million. The tax expense recognized in the three months ended May 31, 2003 resulted from the Company's state and foreign income taxes which did not benefit from the Company's consolidated pre-tax loss.

         The Company had recorded income tax expense of $469,540 for the three months ended May 31, 2002 on a pre-tax income of approximately $1,183,000. This equated to an effective tax rate of approximately 39.7%.

SIX MONTHS ENDED MAY 31, 2003 AND MAY 31, 2002

The Company's net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the six month periods ended May 31, 2003 and May 31, 2002, are detailed in the following tables:

SEGMENT DATA - NET REVENUES, BY SEGMENT COMPONENT

                                                          SIX MONTHS ENDED           CHANGE            CHANGE
                                                      MAY 31,         MAY 31,       INC(DEC)          INC(DEC)
                                                       2003            2002           $$$               %%%
                                                   -----------     -----------     -----------      -----------

E-COMMERCE COMPONENTS

iMatchUp.com and other web sites                   $ 6,322,891     $ 4,239,862     $ 2,083,029           49%
Net branch commission fees                             355,981         332,209          23,772            7%
Email marketing programs                             4,530,945      13,462,033      (8,931,088)         -66%
Data sales and rentals                               1,366,592       2,064,018        (697,426)         -34%
Sales of jewelry and gifts                             502,607         821,137        (318,530)         -39%
Internet game development and other                    662,631         265,108         397,523          150%
                                                   -----------     -----------     -----------        ------
TOTAL E-COMMERCE                                    13,741,647      21,184,367      (7,442,720)         -35%
                                                   -----------     -----------     -----------        ------

OFF-LINE MARKETING SERVICE COMPONENTS

Net branch commission fees                           2,017,225       1,922,129          95,096            5%
Other off-line marketing                                    --          68,939         (68,939)        -100%
                                                   -----------     -----------     -----------        ------

TOTAL OFF-LINE MARKETING SERVICE                     2,017,225       1,991,068          26,157            1%
                                                   -----------     -----------     -----------        ------

LEC BILLED PRODUCTS AND SERVICES COMPONENTS

TXNet ISP Product                                      780,961              --         780,961          100%
                                                   -----------     -----------     -----------        ------

TOTAL LEC BILLED PRODUCTS AND SERVICES                 780,961              --         780,961          100%
                                                   -----------     -----------     -----------        ------

CORPORATE AND OTHER COMPONENTS
Miscellaneous products, list revenue and other              --              --              --            0%
                                                   -----------     -----------     -----------        ------

TOTAL CONSOLIDATED NET REVENUE                     $16,539,833     $23,175,435     $(6,635,602)         -29%
                                                   -----------     -----------     -----------        ------


Net Revenue decreased approximately $6.6 million, or 29%, to $16.5 million for the six months ended May 31, 2003 from $23.2 million in the comparable prior year period. Two significant factors contributed to the decline in net revenue:
(1) the Company's loss of one of its significant customers in the fourth quarter of Fiscal 2002, which customer accounted for approximately $5.9 million, or 26% of the Company's revenue during the six months ended May 31, 2002, and which customer contributed $24,000 to Fiscal 2003 revenue; and (2) the Company's complete cessation of recognizing revenue from one of its major customers in the quarter ended May 31, 2003 based on the absence of collection probability. Such customer, a public company, accounted for approximately $2.3 million, or 10% of the Company's revenue during the six months ended May 31, 2002, compared to approximately $529,000, or 3% of the Company's revenue during the six months ended May 31, 2003. The Company made its collection assessment based on such customer's publicly filed information. This assessment included the consideration of AMEX's May 23, 2003 trading halt of the customer's securities, and its eventual filing for bankruptcy protection on June 16, 2003. See "- Bad Debt Expense".

         Additionally, turnover recognized in the balance of the Company's customer base, coupled with decreased returns on its email marketing programs, accounted for other decreases in net revenue, which approximated $.4 million when compared with the prior year's comparable quarter.

         Offsetting the net revenue declines recognized during the six months ended May 31, 2003 were increases in net revenue attributable to the Company's recently launched online dating service, iMatchup.com, which accounted for $1.1 million, or 7% of consolidated net revenues for the six months ended May 31, 2003, and the Company's recently launched LEC Billed Products and Services segment, which accounted for approximately $844,000, or 5% of consolidated net revenues for the six months ended May 31, 2003. Both iMatchup.com and the LEC Billed Products and Services segment were inactive in the comparable Fiscal 2002 period.

         See "Transactions with Major Customers" and Securities and Exchange Commission mandated FR-60 disclosures following the "Liquidity and Capital Resources" section for a further discussion of the significant customer concentrations, critical accounting policies and estimates, and other factors that could affect future results.

         The Company's cost of sales during the six months ended May 31, 2003 and May 31, 2002 were comprised of (1) direct and indirect marketing costs associated with the procurement and retention of consumers for its databases, including direct response email marketing costs, data purchases, promotional costs and premium fulfillment costs, and (2) the related contingent-based sweepstakes indemnification expense, billing fees, collection fees and customer service costs.

The Company's cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the six month periods ended May 31, 2003 and May 31, 2002 are set forth below:

CONSOLIDATED COST OF SALES, BY SEGMENT, BY COMPONENT

                                                           SIX MONTHS ENDED
                                                    ---------------------------        CHANGE           CHANGE
                                                       MAY 31,        MAY 31,         INC(DEC)         INC(DEC)
                                                        2003           2002             $$$              %%%
                                                    -----------     -----------     -----------        --------
E-COMMERCE

ADVERTISING, PROMOTION AND FULFILLMENT COSTS
Email marketing and related delivery costs          $ 2,700,592     $ 2,587,026     $   113,566             4%
Data and profile purchases, and premium costs         2,398,068       3,723,449      (1,325,381)          -36%
Promotional, creative and other costs                   205,620          84,619         121,001           143%
                                                    -----------     -----------     -----------        -------

                   TOTAL E-COMMERCE ADVERTISING     $ 5,304,280     $ 6,395,094     $(1,090,814)          -17%
                                                    -----------     -----------     -----------        -------

SERVICE BUREAU FEES

Contingent based prize indemnification costs        $   178,760     $   185,391          (6,631)           -4%
                                                    -----------     -----------     -----------        -------

                 TOTAL E-COMMERCE COST OF SALES     $ 5,483,040     $ 6,580,485     $(1,097,445)          -17%
                                                    -----------     -----------     -----------        -------

OFF-LINE MARKETING SERVICES

ADVERTISING, PROMOTION AND FULFILLMENT COSTS
Telemarketing, direct mail and related costs        $   261,786     $   181,330     $    80,456            44%
                                                    -----------     -----------     -----------        -------

         TOTAL OFF-LINE MARKETING COST OF SALES     $   261,786     $   181,330     $    80,456            44%
                                                    -----------     -----------     -----------        -------


LEC BILLED PRODUCTS AND SERVICES

SERVICE BUREAU FEES

Service provision, billing and collection fees      $   460,451     $        --         460,451           100%
                                                    -----------     -----------     -----------        -------

                 TOTAL LEC BILLED COST OF SALES     $   460,451     $        --     $   460,451           100%
                                                    -----------     -----------     -----------        -------

                     CONSOLIDATED COST OF SALES     $ 6,205,277     $ 6,761,815     $  (556,538)           -8%
                                                    -----------     -----------     -----------        -------

            Cost of sales on a consolidated basis decreased $.6 million, or 8%, to $6.2 million for the six months ended May 31, 2003 from $6.8 million in the comparable prior year period.

         The significant factors contributing to the decrease in cost of sales were an approximate $1.1 million decrease in premium fulfillment costs and a decrease of approximately $200,000 in data purchases. Offsetting such decreases were increases in email marketing and related delivery costs and increased costs associated with the reintroduction of the Company's LEC Billed Products and Services segment. The decrease in premium fulfillment costs related to the cessation of costs associated with a significant customer, as compared to the prior year's comparable fiscal period. The Company did not transact business with such customer during the six months ended May 31, 2003.

         The Company's gross profit in terms of dollars, on a segmental basis, and the Company's gross profit percentage, on a segmental basis, for each of the six month periods ended May 31, 2003 and 2002 are set forth below:

CONSOLIDATED GROSS PROFIT, BY SEGMENT

                                               FOR THE
                                           SIX MONTHS ENDED             CHANGE         CHANGE
                                        MAY 31,        MAY 31,         INC(DEC)       INC(DEC)
                                         2003           2002             $$$             %%%
                                     -----------     -----------     -----------      --------
E-Commerce                           $ 8,258,607     $14,603,882     $(6,345,275)        -43%

Off-line Marketing services            1,755,439       1,809,738         (54,299)          3%

LEC Billed products and services         320,510              --         320,510         100%

                                     -----------     -----------     -----------      -------

CONSOLIDATED TOTALS                  $10,334,556     $16,413,620     $(6,079,064)        -37%
                                     ===========     ===========     ===========      =======

CONSOLIDATED GROSS PROFIT PERCENTAGES, BY SEGMENT

                                                          FOR THE                 ABSOLUTE       RELATIVE
                                                      SIX MONTHS ENDED           PERCENTAGE     PERCENTAGE
                                                  MAY 31,          MAY 31,         CHANGE         CHANGE
                                                   2003             2002          INC(DEC)       INC(DEC)
                                                  -------          -------        --------       --------
E-Commerce                                         60.1%            68.9%           -8.8%         -12.8%

Off-line Marketing services                        87.0%            90.9%           -3.9%          -4.3%

LEC Billed products and services                   41.0%             0.0%           41.0%         100.0%

                                                  -----            -----           -----          -----

CONSOLIDATED GROSS PROFIT PERCENTAGE               62.5%            70.8%           -8.3%         -11.8%
                                                  =====            =====           =====          =====


         Consolidated Gross Profit Percentage ("Gross Margin") as a percentage of net revenue was 62.5% during the six months ended May 31, 2003, compared to 70.8% in the prior year's comparable fiscal period, representing an absolute percentage point decrease of 8.3%, or a 11.8% decrease on a relative basis. The decline in gross profit is primarily attributable to increased mailing costs due to an increase in volume mailed, coupled with a reduction in response rates, the addition of profile acquisition costs for its iMatchUp.com on-line dating site and the reintroduction of the LEC Billed Products and Services segment activity, which has a gross profit lower than the Company's historical gross profit. The impact on gross profit from the iMatchUp.com service results from the expensing of the customer acquisition during the current period, with the corresponding revenue being deferred, based on the terms of the enrolled member (i.e., one month, three month or annual memberships). The iMatchUp.com profiles that convert to billable members generally do so over a period subsequent to their month of acquisition. Therefore, we expect that these future conversions of profiles to billable members, coupled with the amortization of the revenue deferred at May 31,

2003, as well as the anticipated renewal revenues from such acquired customers, should allow the Company to report improved consolidated gross profit relationships in future fiscal quarters.

         The Company's Selling Expenses for each of the six months ended May 31, 2003 and May 31, 2002 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

                                                FOR THE PERIODS:
                                                SIX MONTHS ENDED            CHANGE -      CHANGE -
                                             MAY 31,         MAY 31,        INC(DEC)      INC(DEC)
                                              2003            2002            $$$           %%%
                                          -----------     -----------     -----------     --------

E-COMMERCE

Fee share commissions                     $ 2,390,892     $ 2,649,369     ($  258,477)      -10%
Other commissions                                  --         954,105        (954,105)     -100%
Selling salaries and related expenses         771,928         824,367         (52,439)       -6%
Occupancy and equipment costs
Travel and entertainment                       87,987         166,890         (78,903)      -47%
                                          -----------     -----------     -----------      -----
TOTAL SELLING - E-COMMERCE SEGMENT        $ 3,250,807     $ 4,606,446     ($1,355,639)      -29%
                                          -----------     -----------     -----------      -----

OFF-LINE MARKETING SERVICES
Fee share commissions                     $        --     $        --              --
Other commissions                                  --              --              --
Selling salaries and related expenses         796,014         847,120         (51,106)       -6%
Occupancy and equipment costs                  45,623          45,889            (266)       -1%
Travel and entertainment                        5,005          17,859         (12,854)      -72%
                                          -----------     -----------     -----------      -----
TOTAL SELLING - OFF-LINE SEGMENT          $   846,642     $   910,868     ($   64,226)       -7%
                                          -----------     -----------     -----------      -----

CONSOLIDATED TOTALS                       $ 4,097,449     $ 5,517,314     ($1,419,865)      -26%
                                          -----------     -----------     -----------      -----

         Selling expenses on a consolidated basis decreased approximately $1.4 million, or 26%, from $5.5 million during the six months ended May 31, 2002, to $1.4 million during the six months ended May 31, 2003. The decrease was primarily attributable to an approximate $1.4 million decrease in fee share commission and other sales based commissions. Such selling expense item decreases were related to the business conducted by the Company with a significant customer during the six months ended May 31, 2002. This significant customer relationship ended in the fourth quarter of Fiscal 2002.

The Company did not transact business with such customer during the six and three-month periods ended May 31, 2003 and, accordingly, did not incur the related selling expenses.

         In the prior fiscal year, the Company significantly expanded the practice of marketing promotional offers on behalf of its marketing clients ("Clients") to third party databases on a fee share commission basis. The fee share commission relationship generally arises after the Company concludes a contractual arrangement with a Client pursuant to which the Company modifies or develops the copy, offer form and promotional materials for the Client's product or service. Simultaneously with the execution of these contractual arrangements, the Company sometimes obtains the right from the Client to market promotions to a list of third parties with whom the Company has marketing relationships (the "Third Parties"), including databases managed in-house by the Company for email marketing. The Company's agreements with each Third Party with whom it markets Client promotions provides that the Third Party has the right to (i) approve the creative materials for each promotion, (ii) approve the timing of each promotion's mailing, (iii) terminate the contract on short notice, and (iv) reject any promotion for any reason. Each agreement also restricts the Third Party from doing business with the Client other than through the Company for the period of time covered by the agreement, and sets forth the terms of the Third Party's compensation. Payments are performance-based only and are either fixed fees paid for each customer or lead generated for the Client, or a revenue share that is a percentage of the revenue generated (after deduction for certain direct costs) by the Company for marketing that offer to the Third Party database. The Company utilizes unique Universal Resource Locater identifier links ("URLs") when promotions are mailed to the Third Party database as a tracking mechanism by which the Company is able to account for revenue generated under the fee share arrangement with Third Parties.

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

The Company's General and Administrative Expenses for each of the six-month periods ended May 31, 2003 and May 31, 2002 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

CONSOLIDATED GENERAL AND ADMINISTRATIVE EXPENSES, BY SEGMENT, BY COMPONENT

                                                 FOR THE PERIODS:
                                                 SIX MONTHS ENDED          CHANGE -          CHANGE -
                                              MAY 31,        MAY 31,       INC(DEC)          INC(DEC)
                                               2003           2002           $$$               %%%
                                            ----------     ----------     ----------         -------

E-COMMERCE

Compensation costs and related expenses     $2,070,892     $2,249,340     $ (178,448)            -8%
Professional fees                              759,336        832,257        (72,921)            -9%
Insurance costs                                258,281        231,861         26,420             11%
Occupancy and equipment costs                  158,882        150,099          8,783              6%
Site development, maintenance and
     Modifications                             806,858        507,179        299,679             59%
All other G&A expenses                         772,252        781,385         (9,133)            -1%
                                            ----------     ----------     ----------         -------
TOTAL G&A - E-COMMERCE SEGMENT              $4,826,501     $4,752,121     $   74,380              2%
                                            ----------     ----------     ----------         -------

OFF-LINE MARKETING SERVICES

Compensation costs and related expenses     $       --     $       --     $       --              0%
Professional fees                               21,229         23,404         (2,175)            -9%
Insurance costs                                     --          2,355         (2,355)          -100%
Occupancy and equipment costs                       --             --             --              0%
All other G&A expenses                         691,351        592,417         98,934             17%
                                            ----------     ----------     ----------         -------
TOTAL G&A - OFF-LINE SEGMENT                $  712,580     $  618,176     $   94,404             15%
                                            ----------     ----------     ----------         -------

LEC BILLED PRODUCTS AND SERVICES

Compensation costs and related expenses     $  177,715     $       --     $  177,715              0%
Insurance costs                                 22,165             --         22,165              0%
Occupancy and equipment costs                   13,634             --         13,634              0%

All other G&A expenses                          66,271             --         66,271              0%
                                            ----------     ----------     ----------         -------
TOTAL G&A - LEC SEGMENT                     $  279,785     $       --     $  279,785              0%
                                            ----------     ----------     ----------         -------

CORPORATE AND OTHER

Compensation costs and related expenses     $1,360,268     $1,095,754     $  264,514             24%
Professional fees                              419,443        498,973        (79,530)           -16%
Insurance costs                                274,770        235,384         39,386             17%
All other G&A expenses                         311,394        350,063        (38,669)           -11%
                                            ----------     ----------     ----------         -------
TOTAL G&A - CORPORATE AND OTHER             $2,365,875     $2,180,174     $  185,701              9%
                                            ----------     ----------     ----------         -------

CONSOLIDATED TOTALS                         $8,184,741     $7,550,471     $  634,270              8%
                                            ----------     ----------     ----------         -------

         General and Administrative expenses ("G&A") on a consolidated basis increased approximately $634,000, or 8%, when comparing G&A of $7.6 million from the six months ended May 31, 2002 to G&A of $8.2 million incurred during the six months ended May 31, 2003. The increase was attributable to increases in the
Company's: (a) E-Commerce segment of approximately $74,000, primarily attributable to increases in the costs of the development, maintenance and modifications to the Company's websites; (b) Off-line Marketing Services segment of approximately $94,000, attributable to the growth of such segment, on a comparable basis with the previous fiscal year's comparable period, prior to the March 6, 2003 sale of its revenue generating majority owned subsidiary, Montvale Management, LLC; (c) G&A costs associated with the LEC Billed Products and Services segment of approximately $280,000, which segment was inactive in Fiscal 2002; and (d) Corporate and other segment, with such increase being primarily attributable to increases in the number of executive staff employed.

         Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP ("FKIWSBR") provides general legal services to the Company in the ordinary course of business and litigation services in defense of actions arising from such business activities. A FKIWSBR partner has been a member of our Board of Directors since inception. The Company incurred approximately $501,000 in legal fees from FKIWSBR during the six months ended May 31, 2003.

CONSOLIDATED - BAD DEBT EXPENSE, BY SEGMENT

                                              FOR THE PERIODS:
                                              SIX MONTHS ENDED       CHANGE       CHANGE
                                            MAY 31,      MAY 31,     INC(DEC)     INC(DEC)
                                             2003         2002         $$$           %%%
                                           --------     --------     --------     --------
E-Commerce                                 $490,048     $438,506     $ 51,542          12%

Off-line Customer Acquisition Services           --           --           --           0%

LEC Billed Products and Services                 --           --           --           0%

Corporate and other                              --           --           --           0%
                                           --------     --------     --------     --------

CONSOLIDATED TOTALS                        $490,048     $438,506     $ 51,542          12%
                                           --------     --------     --------     --------

Bad Debt expense increased approximately $51,000, or 12% when comparing the six months ended May 31, 2003 with the six months ended May 31, 2002. The increase in bad debt expense resulted from the Company's assessment of the risk of collection embedded in its customer base as a product of the processes described below.

The Company continuously evaluates the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition and/or bankruptcy filings of its customers. As a result of this review process, the Company records bad debt provisions to adjust the related receivables' carrying amount to an amount that reflects their probable realizable value. Provisions for bad debts are also recorded resulting from the review of other factors, including (a) length of time the receivables are past due, and (b) historical experience. If circumstances related to specific customers change, our estimates for bad debt provisions could be further increased.

During the six months ended May 31, 2003, one of the Company's major customers filed for bankruptcy protection. The Company charged approximately $300,000 of such customer's accounts receivable to the allowance for bad debt. The Company had recognized $322,000 in bad debt expense for such customer during the three months ended February 28, 2003. The current six-month period's bad debt expense relates to the risk of collection from bad debts as it relates to the balance of the Company's customer base.


OTHER INCOME(EXPENSE)

The Company's components of "Other income(expense)" for the six months ended May 31, 2003 and 2002 are set forth below:

                                                                     FOR THE PERIODS:
                                                                     SIX MONTHS ENDED              CHANGE        CHANGE
                                                                  MAY 31,          MAY 31,         INC(DEC)      INC(DEC)
                                                                   2003             2002             $$$          %%%
                                                               -----------      -----------      -----------     --------

Other income (expense):
Interest expense                                               $   (15,191)     $   (19,768)     $     4,577       -23%
Interest income and dividends                                      266,056          393,599      $  (127,543)      -32%
Realized gains on sale of marketable securities                      4,068           83,157          (79,089)      -95%

Realized gain on sale of subsidiary                              1,075,000               --        1,075,000       100%
Other non-operating income:

        Other miscellaneous income (expense)                       (46,438)          71,563         (118,001)     -165%
        Talk.com Arbitration Settlement                                 --        2,314,121       (2,314,121)     -100%
        P.M. Thomas Arbitration Settlement                              --       (2,275,582)       2,275,582      -100%
        Liquidation proceeds on prior year impairment loss              --          125,000         (125,000)     -100%

Minority interest (income) loss                                   (137,567)        (130,949)          (6,618)        5%
                                                               -----------      -----------      -----------      -----
Total Consolidated Other
        Income (Expense)                                       $ 1,145,928      $   561,141          584,787       104%
                                                               -----------      -----------      -----------      -----

         Consolidated Other Income (Expense) increased approximately $585,000, from approximately $561,000 for the six months ended May 31, 2002, to approximately $1.1 million for the six months ended May 31, 2003.

         The primary factors contributing to the net increase, in the order of the table set forth above, are as follows:

(a) a decrease in interest and dividend income of approximately $128,000 resulting from continuing decreases in the interest rates available on short-term commercial paper during the six months ended May 31, 2003 when compared to the six months ended May 31, 2002;

(b) a decrease in gains realized through sales of marketable securities approximating $79,000 in the six months ended May 31, 2003 when compared to realized gains in the six months ended May 31, 2002;

(c) an increase in realized gains from the sale of a subsidiary of approximately $1.1 million arising form the sale of Montvale Management, LLC (see Note 10 to the attached financial statements); and

(d) a decrease in other non-operating income (expense) of approximately $282,000. The two components relating to this decrease are attributable to (i) a decrease in other miscellaneous income arising out of residual payments received by the Company from prior years' terminated revenue streams, and (ii) $125,000 of liquidation proceeds recognized in the six months ended May 31, 2002. The six months ended May 31, 2003 did not include other income relating to the receipt of liquidation proceeds.

PROVISION FOR INCOME TAXES

The Company's effective income tax rate is a result of the combination of federal income taxes at statutory rates, and state taxes, subject to the effects of valuation allowances taken against the "realizability" of deferred tax assets, as well as reductions to valuation allowances taken in prior fiscal periods when available evidence indicates such adjustments are necessary. For the six months ended May 31, 2003, the Company recorded a net income tax benefit of approximately $171,000. This represented an effective income tax rate of 13.2% and resulted from the tax expense at the state and foreign levels that did not benefit from the Company's consolidated pre-tax loss.

         The Company had recorded income tax expense of approximately $1.4 million for the six months ended May 31, 2002 on a pre-tax income of approximately $3.5 million. This equated to an effective tax rate of approximately 38.9%.

LIQUIDITY AND CAPITAL RESOURCES

         As of May 31, 2003, the Company had aggregate working capital of $37.6 million compared to aggregate working capital of $39.3 million as of November 30, 2002. The Company had available cash, cash equivalents and readily available marketable debt securities of $36.4 million as of May 31, 2003 compared to available cash, cash equivalents and readily available marketable debt securities of $37.4 million as of November 30, 2002. The approximate $1 million decrease in cash, cash equivalents and readily available marketable debt securities is primarily the result of $936,006 used in operating activities and $1,276,322 used in the purchase of capital expenditures (which included the purchase of a building, located in Moncton, New Brunswick, Canada, for approximately $606,000) during the six months ending May 31, 2003, offset by $1,050,000 in proceeds collected from the sale of a subsidiary and $34,329 received from employee stock option exercises during the six months ended May 31, 2003.

         The Company's days-sales-outstanding ("DSO") in accounts receivable at May 31, 2003 was 53 days, compared to 52 days at February 28, 2003 and 45 days in the fourth quarter of Fiscal 2002, and 59 days in the prior year's comparable period. The increase in the current quarter's DSO compared to the first quarter and fourth quarter of the prior fiscal year relates to the longer collection cycle attributable to the Company's recently reinstated LEC Billed Products and Services segment activities. The Company's DSO may rise above 53 days in future fiscal periods primarily in the event of growth in revenues from the Company's LEC Billed Products and Services segment.

         The majority of the Company's customers are extended 30-day credit terms. The Company continually monitors customer adherence to such terms and constantly strives to improve the effectiveness of its collection efforts with the goal of achieving a DSO in the 40-day range. Future fiscal periods might not reflect this goal of a 40-day DSO, and might exceed the 53-day DSO recognized in the six month period ended May 31, 2003.

         Historically, the Company's primary cash requirements have been used to fund the cost of advertising and promotion, with additional funds having been used in the purchasing of equipment and services in connection with the commencement of new business lines, further development of businesses being test marketed and for the development of the equipment infrastructure of subsidiaries organized in Fiscal 2002.

         In a prior fiscal year (Fiscal 2000) the Company executed its on-line direct marketing strategy. The Company's future plans and business strategy continue to call for its Internet based E-Commerce segment to be its primary operating focus, with such segment generating the material portion of the Company's revenues for the six months ended May 31, 2003. The Company continues to invest considerable capital into its E-Commerce segment. If the E-Commerce segment's activities fail to generate sufficient revenue, the Company could realize a material adverse impact on its capital and liquidity resources resulting from expenditures necessary to generate such revenue, including, but not limited to expenditures for (a) marketing campaigns, (b) product development costs, (c) site development and maintenance and related technology based costs,
(d) potential on-line, and/or off-line, business acquisitions, (e) costs associated with developing alternative means of email promotion delivery, or (f) other unexpected and/or currently unidentifiable costs. During the six months ended May 31, 2003, the Company expended approximately $1.3 million in capital expenditures to support its E-Commerce activities. Such expenditures included the purchase of property located in New Brunswick, Canada, through a wholly owned subsidiary, to house the business activities of such subsidiary. The purchase price for the land and building was $606,000 (US) and was settled in cash at closing on March 6, 2003. Such subsidiary was formed in December 2001, using the assets of a Canadian based Internet technology company acquired by the Company at such time, which purchased the property previously mentioned. The Company believes this prior year acquisition will continue to decrease certain costs incurred by the Company relative to its reliance on third parties in the provision of emailing services and other Internet hosting services and data maintenance costs. Since the date of such asset acquisition, the Company has recognized certain cost savings due to this wholly owned subsidiary. The continued realization of these cost savings will require continued capital expenditures by the wholly owned subsidiary. Should the business climate, Internet operating environment or technology environment change significantly, the Company could be faced with circumstances that would limit or prevent its utilization of these capital expenditures, which could subject the Company to non-cash asset impairment charges at that time. The Company continues to be obligated under operating leases on rental space in Canada through April 2005, for a total lease commitment of approximately $143,000. The Company intends to continue to occupy such property for the term of said leases.

In March 2003, the Company sold its majority owned subsidiary, Montvale Management LLC ("Montvale") to Mortgage Industry Consultants, LLC ("MIC") for $1.6 million, plus its investment. The terms of the agreement included an initial payment of $1 million (received in March 2003) followed by an additional $600,000 to be paid in 24 monthly installments of $25,000 each. As of July 15, 2003, three installments were received. In May 2003, the Company received approximately $299,000, representing its GAAP basis capital account in such majority owned subsidiary as at November 30, 2002. Traffix had obtained its 51% interest in September of 1999 through an initial investment of approximately $50,000. Based on management's assessment of Montvale's future cash flows, after taking into consideration Montvale's increased obligations with respect to the note obligations due the Company, the Company has deemed it prudent to defer recognition of income on the unpaid portion of the note. Recognition will take place in future periods under the cost recovery method.

         The Company's Internet business plan and strategy prompted the Company to terminate the active marketing of its legacy products and services in the fiscal year ended November 30, 1999. Accordingly, this legacy activity has contributed in a significantly decreasing degree to the Company's cash flows and results of operations for the three-year fiscal period, December 1, 1999 to November 30, 2002. This should be considered when using the Company's historical results in evaluating future operations, cash flows and financial position. Nevertheless, the Company will continue to explore opportunities to offer other Off-line marketing services, subsequent to its disposition of

Montvale described above, and expects to expand its activities within its LEC Billed Products and Services segment.

         Under currently proposed operating plans and assumptions, management believes that projected cash flows from operations and available cash resources and working capital described above, will be sufficient to satisfy the Company's anticipated cash requirements for at least the next twelve months. The Company's known identifiable short-term and long-term obligations are described below in the "Obligations and Commitments" disclosure as required by the Securities and Exchange Commission's (the "Commission") Release Nos. 33-8056 and 34-45321 and FR-61 issued on January 22, 2002, referencing the Commission's statement "about Management's Discussion and Analysis of Financial Condition...".

         Additionally, as the Company seeks to further extend its reach into the E-Commerce and LEC Billed product and service arena, as well as identifying new and other consumer oriented products and services in the off-line arena, the Company may use existing cash reserves, enter into long-term financing arrangements, or employ other means to finance such diversification, none of which is specifically identifiable or measurable at this time.

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

A summary table of future contractual obligations is set forth below:

                                                                  Payments Due by Period
                                               ------------------------------------------------------------
                                                                Less than        1 to 3           4 to 5
                                                                1 year -         years -          years -
                                                                 June 1,       December 1,      December 1,
                                                                 2003 to         2003 to          2006 to
             Contractual                                        November        November         November
             Obligations                          Total         30, 2003        30, 2006         30, 2008
                                               ----------      ----------      ----------       -----------

Long-term Debt Obligations:                    $       --      $       --      $       --         $   --

Capital Lease Obligations:                             --              --              --             --

Operating Leases:
                            Domestic            1,024,720         164,720         860,000             --
                    Foreign (Canada)              126,037          33,226          92,811             --

Unconditional Purchase Obligations:
                               None

Other Long-term Obligations:                           --              --              --             --
                                               ----------      ----------      ----------         ------
Total Contractual Cash Obligations             $1,150,757      $  197,946      $  952,811             --
                                               ----------      ----------      ----------         ------


         RELATED PARTIES

         Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP ("FKIWSBR") provides general legal services to the Company in the ordinary course of business and litigation services in defense of actions arising from such business activities. A FKIWSBR partner has been a member of our Board of Directors since inception. FKIWSBR legal services are billed on an arms length transaction basis. The Company incurred approximately $196,000 and $501,000, respectively, in legal fees from FKIWSBR during the three and six-month periods ended May 31, 2003.

TRANSACTIONS WITH MAJOR CUSTOMERS

During the three and six months ended May 31, 2003, the Company had four and five customers, respectively, in its E-Commerce segment which, in combination, accounted for approximately $1.9 million and $4.7 million of consolidated net revenue, respectively, or 25% and 28% of consolidated net revenues. Approximately $1.9 million, or 38% of consolidated net accounts receivable, was attributable to such major customer group as of May 31, 2003. Such major customers accounted for 8%, 8%, 6% and 3% of consolidated net revenue for the three months ended May 31, 2003, and 8%, 8%, 5%, 4% and 3% of consolidated net revenue for the six months ended May 31, 2003. Regarding the balance of the Company's customer base, no single customer had net revenues that equaled, or exceeded, 3% of consolidated net revenues for the three and six-month periods ended May 31, 2003.

The Company continued to conduct business with all such four major customers as of July 15, 2003. The customer that accounted for 3% of the Company's net revenues for the six months ended May 31, 2003 filed for bankruptcy protection in June 2003. The Company charged approximately $300,000 of such customer's accounts receivable to bad debt allowance. After the application of the bad debt allowance increase, the Company has completely reserved the customer's entire accounts receivable balance. In the three and six months ended May 31, 2002, the Company had five customers in its E-Commerce segment which, in combination, accounted for approximately $5.5 million and $12.9 million of consolidated net revenues, respectively, or 51% and 56% of consolidated net revenues, respectively, and approximately $5.1 million, or 69% of consolidated accounts receivable as of May 31, 2002.

CRITICAL ACCOUNTING POLICY AND ACCOUNTING ESTIMATE DISCUSSION

In accordance with the Commission's Release Nos. 33-8040 and 34-45149 and FR-60 issued in December 2001, referencing the Commission's statement "regarding the selection and disclosure by public companies of critical accounting policies and practices", the Company has set forth below what it believes to be the most pervasive accounting policies and estimates that could have a material effect on the Company's results of operations and cash flows, if general business conditions or individual customer financial circumstances change in an adverse way relative to the policies and estimates used in the attached financial statements or in any "forward looking" statements contained herewith.

FACTORS THAT COULD EFFECT FUTURE RESULTS

  CONTINUATION OF TREND RELATIVE TO DECREASING REVENUES AND INCREASING OVERHEAD

The following chart and subsequent discussion provide the details of a known trend in revenue deterioration, and the effect of the potential continuation of such trend.

The Company's quarterly net revenues for the prior seven quarterly periods are set forth in the table below:

                                                         % CHANGE
    QUARTERLY                                         FROM PREVIOUS
   PERIOD ENDED                NET REVENUE               QUARTER
------------------            ------------            -------------
November 30, 2001             $ 14,050,493
February 28, 2002               12,370,897               -11.95%
May 31, 2002                    10,804,538               -12.66%
August 31, 2002                 10,664,246                -1.30%
November 30, 2002               10,203,244                -4.32%
February 28, 2003                9,117,229               -10.64%
May 31, 2003                     7,422,604               -18.59%


The Company's quarterly overhead, which is the combination of selling expenses, general and administrative expenses, and bad debt expense, for the prior seven quarterly periods are set forth in the table below:

   QUARTERLY              SELLING         G&A         BAD DEBT          TOTAL
  PERIOD ENDED            EXPENSE       EXPENSE        EXPENSE         OVERHEAD
-----------------       ----------     ----------    -----------     -----------
November 30, 2001       $2,783,638     $3,185,320    $ 1,083,826     $ 7,052,784
February 28, 2002        3,168,568      3,578,591        329,334       7,076,493
May 31, 2002             2,370,775      3,949,851        109,172       6,429,798
August 31, 2002          3,133,682      3,665,681         48,941       6,848,304
November 30, 2002        2,799,663      4,057,299        106,428       6,963,390
February 28, 2003        2,319,559      4,206,037        336,188       6,861,784
May 31, 2003             1,777,890      3,978,704        153,860       5,910,454

Should the trend of quarterly decreases in net revenue continue into future quarterly fiscal periods, and the corresponding overhead environment remain stable, or be subject to increases necessary to generate revenues, the Company's Liquidity trends could reverse and the Company's Capital Resources could be adversely affected.

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

Certain obligations are recorded at the time revenue is recognized. They include costs payable to other on-line, as well as off-line, advertisers for registered user acquisitions and consumer data, fee sharing costs under third party database use agreements, email message delivery costs, contingent based prize indemnification coverage (for potential free on-line lottery winners), estimated premium fulfillment costs related to the respective promotion and all other variable costs directly associated with completing our obligations relative to the revenue being recognized. The Company's actual premium fulfillment estimates have varied from that which were accrued at the time of recording the related revenue. The Company treats this as a change in management's estimate, and takes the additional cost, or benefit, on the accrual adjustment in the quarter that the variance is determined. The six months ended May 31, 2003 included a benefit of approximately $507,000 on the adjustment of the premium fulfillment from November 30, 2002.

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

Revenue recognition is also subject to provisions based on the probability of collection of the related trade accounts receivable. We continuously evaluate the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition, or bankruptcy filings, of our customers. As a result of this review process, we record bad debt provisions to adjust the related receivables' carrying amount to an estimated realizable value. Provisions for bad debts are also recorded due to the review of other factors, including the length of time the receivables are past due, historical experience and other factors obtained during the conduct of collection efforts. If circumstances change regarding our specific customers on an individual basis, or if demand for Internet direct marketing softens, or if the apparent current improving conditions in the U.S. economy stumble, our estimates for bad debt provisions could be further increased, which could adversely affect our operating margins, profitability, cash flows and capital resources.

         CONTINUATION OF MAJOR CUSTOMERS, MAJOR CUSTOMER IMPAIRMENT, AND
                    DISPOSITION OF MAJORITY-OWNED SUBSIDIARY

During the six months ended May 31, 2003, the Company had five customers in its E-Commerce segment which, in combination, accounted for approximately $4.7 million, or 28% of consolidated net revenues during the period, and approximately $1.9 million, or 38% of consolidated net accounts receivable as of May 31, 2003. The five major customers accounted for 8%, 8%, 5%, 4% and 3% of consolidated net revenue, respectively. Regarding the balance of the Company's customer base, no single customer had net revenues that equaled, or exceeded, 3% of consolidated net revenues for the six months ended May 31, 2003.

The Company continued to conduct business with four of the five major customers as of July 14, 2003. The customer who accounted for 3% of the Company's net revenues for the six months ended May 31, 2003 filed for bankruptcy protection in June 2003. Pursuant to the filing, the Company fully reserved the major customer's accounts receivable.

In March 2003, the Company sold its interest in its majority owned subsidiary, Montvale Management LLC, for $1.6 million, plus its investment. Pursuant to the terms of the sale, the Company received $1 million in cash at closing on March 7, 2003. Additionally, the Company received a note from the Purchaser for $600,000, payable in 24 monthly installments of $25,000. The Company has also received approximately $299,000, representing its GAAP basis capital account in such majority subsidiary as at November 30, 2002. The Company also entered into a two year Media Purchase Agreement whereby the Company agreed to provide certain media lead generation and related services to the continuing owners of "Montvale" for consideration of $40,000 per month over the term of the agreement. The Company estimates that the cash flow from the Media Purchase agreement will equal or exceed the cash flows surrendered pursuant to the disposition of the majority owned subsidiary.

Our revenues and profitability from operations have historically varied. Our revenues, cost of providing revenues, profit margins and overhead expenses have varied historically among segments, as well as on a consolidated basis. The revenue allocation among our segments in future periods will most probably be different than our current revenue allocation due to several factors, including consumer tastes, business opportunities, regulatory issues that may exist in future periods, and other currently unknown factors that could impact our revenue generating cycle or cost structure. Therefore, it is difficult to predict revenue and gross margin trends, and their corresponding impact on liquidity and capital resources. Actual trends may cause us to adjust our operating emphasis, which could result in continued period-to-period fluctuations in our results of operations. Historically, we have been able to rapidly react to changes in the business environment within which we operate. Management responded to these changes as deemed appropriate at the time of change, and as dictated by the nature of such changes. Management's reaction to such changes covered a broad range of business related adjustments, ranging from product mix repositioning and staff reductions, to entire business model overhauls. Based on our current operations and marketing methods, as well as the still emerging status of the Internet marketing environment, it is conceivable that management would institute changes to our business practices in response to the potential of unforeseen changes in future fiscal periods.

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

       MARKET FLUCTUATION AND DEBT REPAYMENT RISK OF MARKETABLE SECURITIES
                              INVESTMENT PORTFOLIO

We maintain an investment portfolio that is managed by prominent financial institutions. The portfolio includes high-grade corporate commercial paper and auction rate securities, equity securities of real estate investment trusts ("REITs") and common stock equities, all of which are held for varying periods of time, pursuant to maturity dates, market conditions and other factors. The fair value of our investments in the common stock of publicly traded companies as of May 31, 2003 amounted to approximately $1.3 million. These investments are subject to market price volatility, in addition to the potential for business failure at the company level. Moreover, due to the economic downturn and difficulties that may be faced by some of the companies in which we have investments, our investment portfolio could be further impaired by the failure of such companies to fulfill their responsibility of adhering to the repayment of principal upon maturity. Additionally, our cash flows and interest income could be negatively impacted from continued Federal Reserve Bank interest rate reductions.

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

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires us to describe briefly any material pending legal proceedings to which we are a party or of which any of our property is subject. The Exchange Act further provides that no information need be given with respect to any proceeding that involves primarily a claim for damages if the amount involved, exclusive of interest and costs, does not exceed 10 percent of our current assets. We believe that all of the claims made against us to date are either without merit or will ultimately result in a judgment against us (if at all) in an amount less than 10% of our current assets. Nevertheless, as the plaintiff in the WINGLER action is seeking damages in excess of 10% of our current assets, and as certain of the remaining legal claims made against us fail to specify an amount of damages being sought by the plaintiff, and as there is a potential that the ultimate damages awarded in a claim could exceed such 10% threshold, in compliance with the Exchange Act, we listed below the WINGLER action, as well as all legal claims made against us for which no amount of damages has been specified. The QWEST action seeks damages against us in an amount slightly less than 10% of our current assets.

         MAVIES WINGLER - On or about May 9, 2001, Mavies Wingler commenced an action against Group Lotto, Inc. ("GLI"), one of our wholly owned subsidiaries, in the Circuit Court of Logan County, West Virginia. Ms. Wingler claims to have picked the winning numbers entitling her to $10 million. On June 8, 2001, the action was removed to the United States District Court, Southern District of West Virginia, and is entitled WINGLER V. GROUPLOTTO, INC., Docket Number 2:01 -- CV -- 518. At the end of 2002, Ms. Wingler's attorney withdrew, and she is now representing herself. Discovery has been completed and we have made a motion for summary judgment. We and GLI have a contract of indemnification with SCA Promotions, Inc. to be indemnified for prizes paid out to qualified winners. GLI winners are required to produce the Group Lotto Entry Notification form ("GLEN") within a specified period of time after matching a drawing's winning numbers in order to qualify for receipt of the appropriate prize winnings. We do not believe that there is any merit to Ms. Wingler's claim and intend to vigorously continue our defense thereof.

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

         COLUMBIA HOUSE/RYDEL - In or about August 2002, Columbia House, one of our clients, notified us of an indemnification claim relating to a class action filed against Columbia House, among others, in Illinois. RYDEL V. COMTRAD INDUSTRIES, INC. ET AL., Circuit Court of Cook County, Illinois, No. 02 CH 13269. Plaintiff claims to have received unsolicited commercial e-mail from, among others, Columbia House, in violation of Illinois law. Columbia House advised us that it believes that the email in question was not approved by Columbia House when it was sent, and asserted a claim for indemnification against us pursuant to our contract. We and Columbia House agreed to defer resolution of the indemnification claim (and reserved each of our respective rights). Columbia House is defending against the class action. Its motion to dismiss the complaint has been dismissed.

         In or about January 2003, we were named as a defendant in the RYDEL class action. In an additional count in the complaint, the plaintiff asserts that we violated the Illinois Consumer Fraud and Deceptive Business Practices Act by providing to a co-defendant a list of consumers who had consented to receive commercial e-mails when, the complaint alleges, they had not. The complaint seeks injunctive relief and unspecified damages. Our motion to dismiss the complaint was granted in June 2003, and the plaintiff has filed an appeal. We believe that there is no merit to the claim, and, in the event the dismissal of the claim is reversed on appeal, we intend to vigorously defend against it.

         TINA HARRISON, LISA WATTERS (Utah Claims) - In January 2003, we received notice of two claims filed in Utah state court: WATTERS V. TRAFFIX, INC., MONGLYPH.COM, AND PHILLIP C. WILSON AND JOHN DOES ONE THROUGH TEN, (No. 20413327); and HARRISON V. TRAFFIX, INC. AND JOHN DOES ONE THROUGH TEN, (No. 20414190), District Court of Utah, Third Judicial District Salt Lake County, Sandy Department. In each of these actions, the plaintiff claims to represent a class of Utah residents who received unsolicited commercial e-mail in violation of Utah law. The Watters case was recently dismissed and we are currently engaged in discussions to resolve the remaining matter for an amount that would not be material to the results of operations, cash flows or financial position of the Company.

         As stated above, we are unable to determine the ultimate outcomes of any of the foregoing claims, and, accordingly, no provision for loss has been recorded in the unaudited financial statements included in this Report.

Item 5.  Other Information

         On July 11, 2003, the Company's Board of Directors declared a dividend out of the Company's surplus of $0.08 per share on the outstanding shares of the Company's common stock for the quarter ended

May 31, 2003. Such dividend is payable on or about August 10, 2003 to holders of record of such shares at the close of business on August 1, 2003. The Board further agreed to declare a dividend during each of the quarters ending August 31, 2003, November 30, 2003 and February 29, 2004, in amounts and as of record dates as the Board then deems appropriate.


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

(B)      REPORTS ON FORM 8-K.

         On March 19, 2003, the Company filed a current report on Form 8-K reporting the Company's sale of its interest in Montvale Management, LLC. On April 16, 2003, the Company filed a Current Report on Form 8-K incorporating the Company's fiscal quarter's earnings release. Other than the foregoing, the Company did not file any reports on Form 8-K during the second quarter of the fiscal year ending November 30, 2003.


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

                                             TRAFFIX, INC.


                                             By: /s/ JEFFREY L. SCHWARTZ
                                                 ------------------------
                                             Jeffrey L. Schwartz
Date:  July 17, 2003                         Chairman and CEO




                                             By: /s/ DANIEL HARVEY
                                                 ------------------------
                                             Daniel Harvey
                                             Chief Financial Officer
Date:  July 17, 2003                         (Principal Financial Officer)

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

Date: July 17, 2003

                                        By: /s/ Jeffrey L. Schwartz
                                            ------------------------------------
                                            JEFFREY L. SCHWARTZ
                                            Chairman and Chief Executive Officer

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

Date: July 17, 2003

                                        By: /s/ Daniel Harvey
                                            --------------------------------
                                            DANIEL HARVEY
                                            Chief Financial Officer

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