Form 10-Q
period 2003-08-31
TRAFFIX INC
filed 2003-10-15
CIK 1000297

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2003
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares outstanding of the Registrant's common stock is 14,316,866 (as of 10/13/03).

TRAFFIX, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
QUARTER ENDED AUGUST 31, 2003

ITEMS IN FORM 10-Q

		Page
Part I	Financial Information
Item 1.	Financial Statements (Unaudited)	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	None
Item 4.	Controls and Procedures	43
Part II	Other Information
Item 1.	Legal Proceedings	44
Item 2.	Changes in Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Submission of Matters to a Vote of Security Holders	None
Item 5.	Other Information	46
Item 6.	Exhibits and Reports on Form 8-K	47
Signatures		48

i

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31, 2003	November 30, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,079,265	$23,136,341
Marketable securities	28,106,355	14,249,406
Accounts receivable, trade, net of allowance for doubtful accounts of $913,315 at August 31, 2003 and $326,127 at November 30, 2002	4,464,700	5,050,218
Deferred income taxes	1,844,547	1,524,821
Due from related parties	—	57,548
Prepaid income taxes	702,057	1,195,808
Prepaid expenses and other current assets	532,184	1,138,362

Total current assets	44,729,108	46,352,504
Property and equipment, at cost, net of accumulated depreciation	2,849,851	2,169,156
Goodwill	1,022,021	937,465
Other intangibles, net	1,218,180	1,682,242
Deferred income taxes	49,626	49,626

Total assets	$49,868,786	$51,190,993

Liabilities
Current liabilities:
Accounts payable	$2,441,268	$2,197,458
Accrued expenses	3,634,933	4,457,644
Reserve for customer chargebacks	530,048	—
Due to related parties	379,572	353,307

Total current liabilities	6,985,821	7,008,409
Deferred income taxes	89,559	89,559

Total liabilities	7,075,380	7,097,968

Minority interest	—	307,017

Shareholders' equity
Preferred stock—$.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$.001 par value; authorized 50,000,000 shares; issued 14,281,503 shares and 14,216,729 shares, respectively	14,281	14,215
Common stock issuable—$.001 par value; 39,174 and 78,347 shares, respectively	242,879	485,758
Additional paid-in capital	41,996,904	41,692,066
Retained earnings	4,467,875	5,948,160
Accumulated other comprehensive income	469,520	33,056
Common stock held in treasury, at cost, 1,513,028 and 1,509,428 shares, respectively	(4,398,053)	(4,387,247)

Total shareholders' equity	42,793,406	43,786,008

Total liabilities and shareholders' equity	$49,868,786	$51,190,993

The acompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
Net revenue	$8,503,267	$10,664,246	$25,043,100	$33,839,681
Cost of sales	3,658,363	3,218,160	9,863,640	9,979,975

GROSS PROFIT	4,844,904	7,446,086	15,179,460	23,859,706
Selling expenses	1,480,191	3,133,682	5,577,640	8,650,996
General and administrative expenses	2,946,741	3,665,681	11,131,482	11,216,152
Bad Debt expense	117,382	48,941	607,430	487,447

(LOSS) INCOME FROM OPERATIONS	300,590	597,782	(2,137,092)	3,505,111
Other income (expense):
Interest expense	(3,234)	(7,865)	(18,425)	(27,633)
Interest income and dividends	111,723	190,805	377,779	584,404
Realized gains on marketable securities	—	2,664	4,068	85,821
Realized gain on sale of subsidiary	90,000	—	1,165,000	—
Other non-operating income (expense)	(14,845)	(456,989)	(61,283)	(221,887)
Minority interest in (income) loss of subsidiary	—	(148,782)	(137,567)	(279,731)

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	484,234	177,615	(807,520)	3,646,085
(Benefit) provision for income taxes	(177,850)	69,235	(348,553)	1,421,245

NET (LOSS) INCOME	$662,084	$108,380	$(458,967)	$2,224,840

Basic (loss) income per share (Note 3):
Net (loss) income	$0.05	$0.01	$(0.04)	$0.17

Weighted average shares outstanding	12,763,288	13,168,407	12,757,346	13,454,093

Diluted (loss) income per share (Note 3):
Net (loss) income	$0.05	$0.01	$(0.04)	$0.15

Weighted average shares outstanding	13,056,157	13,895,370	12,757,346	14,548,047

Cash dividends per common share	$0.08	$—	$0.08	$—

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	August 31, 2003	August 31, 2002
Cash flows from operating activities:
Net (loss)income	$(458,967)	$2,224,840
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,139,147	804,241
Reserve for customer chargebacks	530,048	—
Provision for uncollectible accounts	607,430	487,447
Deferred income taxes	(319,726)	1,509,533
Net (gains) on sale of marketable securities	(4,068)	(85,846)
Gain on sale of subsidiary	(1,165,000)	—
Amortized discounts and premiums on marketable securities	—	(50,664)
Minority interest	(307,017)	264,218
Changes in assets and liabilities of business:
Accounts receivable	(21,912)	(56,062)
Prepaid expenses and other current assets	606,178	(263,705)
Accounts payable	243,810	(1,830,188)
Prepaid/payable income taxes	503,905	(1,363,786)
Due from/to related parties	83,813	43,178
Other, principally accrued expenses	(822,709)	3,185,682

Net cash provided by operating activities	614,932	4,868,888

Cash flows from investing activities:
Purchases of securities	(244,604,879)	(142,524,298)
Proceeds from sales of securities	230,956,126	146,804,117
Proceeds from the sale of a subsidiary	1,165,000	—
Capital expenditures	(1,338,839)	(1,618,362)
Payments for asset acquisitions, net of cash received	—	(548,482)

Net cash (used in) provided by investing activities	(13,822,592)	2,112,975

Cash flows from financing activities:
Dividends paid	(1,021,318)	—
Purchases of common stock	(10,806)	(2,014,661)
Proceeds from stock options exercised	51,869	584,567
Proceeds-net on settled Section 16-b action	—	114,403

Net cash used in financing activities	(980,255)	(1,315,691)

Effect of exchange rate changes on cash and cash equivalents	130,839	(707)

Net (decrease) increase in cash and cash equivalents	(14,057,076)	5,665,465
Cash and cash equivalents, beginning of period	23,136,341	14,458,055

Cash and cash equivalents, end of period	$9,079,265	$20,123,520

        During the nine months ended August 31, 2002, the Company issued 117,521 shares of common stock, valued at $728,636, in the purchase of the assets of a closely held, private company (See note 8).

        During the nine months ended August 31, 2002, the Company collected approximately $114,403, after related costs and income tax expense of $185,597, from a Section 16-b violation brought against a former non-management "insider" shareholder.

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED AUGUST 31, 2003
(UNAUDITED)

	Common Stock					Treasury Stock		Accumulated Other Comprehensive Income(Loss)
			Common Stock Issuable	Additional Paid-in Capital	Retained Earnings				Total Shareholders' Equity
	Shares	Amounts				Shares	Amount
Balance, November 30, 2002	14,216,729	$14,215	$485,758	$41,692,066	$5,948,160	1,509,428	$(4,387,247)	$33,056	$43,786,008
Net (Loss) for the nine months ended August 31, 2003					(458,967)				(458,967)
Unrealized gains on available-for-sale securities								204,127	204,127
Foreign Currency Translation adjustment								232,337	232,337

Comprehensive income (loss)									(22,503)

Dividends declared					(1,021,318)				(1,021,318)
Stock option exercises	25,600	27		51,843					51,870
Tax benefit from exercise of stock options				10,155					10,155
Purchase of common stock, held in treasury, at cost						3,600	(10,806)		(10,806)
Common stock issued in connection with acquisition	39,174	39	(242,879)	242,840				—	—

Balance, August 31, 2003	14,281,503	$14,281	$242,879	$41,996,904	$4,467,875	1,513,028	$(4,398,053)	$469,520	$42,793,406

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

        The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002. The results of operations for the three and nine month periods ended August 31, 2003 are not necessarily indicative of the results to be expected for the subsequent quarter or the entire fiscal year ending November 30, 2003. Certain prior year amounts in the unaudited consolidated financial statements have been reclassified to conform with the current year presentation.

        During the nine months ended August 31, 2003 and 2002, options for 25,600 shares and 188,481 shares of the Company's common stock, respectively, were exercised by certain employees and directors. Tax benefits of $10,155 and $309,166 in the nine months ended August 31, 2003 and 2002, respectively, were recorded as an increase to additional paid-in capital and a reduction of income taxes currently payable.

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

        In October 2002, Statement of Financial Accounting Standards No. 147 "Acquisitions of Certain Financial Institutions ("SFAS 147") was issued. The statement addresses the financial accounting and reporting for the acquisition of all or a part of a financial institution. Additionally, SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets. The provisions of this statement are effective for acquisitions on or after October 1, 2002. The adoption of SFAS 147 did not have a material impact on either our financial position or results of operations.

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

        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS 148"). This statement amends SFAS No. 123 "Accounting for Stock Based Compensation", providing alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002. As permitted under SFAS 148, the Company has not adopted the fair value approach, and will continue to use the intrinsic value method, and has complied with the disclosure provisions as outlined in the accounting standard beginning with the prior quarter ended May 31, 2003.

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

        During the nine months ended August 31, 2003, the Company introduced two additional revenue sources to its product and service suite. Such revenue sources include a proprietary on-line dating service (referenced above as item (8)) and proprietary ISP, Email and Voice Over Internet LD service offers (included in the LEC Billed Product and Service segment). The combination of the two newly introduced revenue sources accounted for approximately 23% and 16% of the Company's revenue for the three and nine-month periods ended August 31, 2003, respectively.

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

        Revenues from the Company's off-line customer acquisition services historically consisted of residential long distance customer acquisition programs, and were recorded upon the achievement of certain events particular to the corresponding program's fulfillment liability. For example, subsequent to the delivery of the initial sales record to the respective long distance carrier, the Company may have been required to provide to the customer certain products and services (fulfillment liability), such as cellular phones and/or other premiums. These costs were estimated and accrued, based upon historical fulfillment costs, as a component of marketing expense and included in the cost of sales at the time the associated revenues were recognized. Historically, the Company has recognized variances between the actual fulfillment experience, when comparing such experience to previously estimated fulfillment accruals. This variance is attributable to significant variations in consumers' redemption behavior as accumulated on a premium-by-premium basis. The variance in said estimates continue to be reflected in current operations when facts and circumstances allow for their measurement.

        The Company's current business, as conducted in its E-commerce segment, also may require the provision of a premium; premiums are also referred to as fulfillment costs elsewhere. These E-commerce segment premiums are estimated and accrued, based upon historical and current experience. Such E-commerce premium costs are classified as a component of marketing expense and are included in the cost of sales at the time the associated revenues are recognized. Any variance in the initial accrual, as compared to the actual experience, is included in the financial statements for the period that the variance is determinable. The nine months ended August 31, 2003 included a reduction to fulfillment expense of approximately $510,000 relating to the estimated fulfillment expense adjustment resulting from the termination of the fulfillment liability associated with a former major customer.

        Revenue from the Company's LEC Billed Product and Service segment, which resumed activity during the nine months ended August 31, 2003, consists of Local Exchange Carrier ("LEC") billed Internet based products. Such products include an Internet Service Provider ("ISP") product, an email service product and a Voice Over Internet Protocol product. The revenue from such services is recognized net of an estimated provision for refunds, credits and adjustments subsequently granted to customers ("customer chargebacks"). Customer chargebacks are reflected as a contra-revenue account within the Company's statement of operations. Since the provision for customer chargebacks is established prior to the periods in which chargebacks are actually expended, the Company's revenues are adjusted in later periods if the Company's incurred chargebacks vary from the amounts previously estimated.

        Revenues from the Company's off-line marketing services segment during the nine months ended August 31, 2003 included the revenue earned by Montvale Management, LLC, the Company's majority-owned subsidiary. The Company sold its interest in such subsidiary to the other member thereof on March 7, 2003. See Note 10 "Sale of Majority Owned Subsidiary". Such revenues represented approximately $-0- and $2.4 million, or -0-% and 10%, respectively, of the Company's consolidated net revenues for the three and nine-month periods ended August 31, 2003, compared to $1.9 million and $3.9 million, or 18% and 11%, respectively, of the Company's consolidated net revenues for the three and nine-month periods ended August 31, 2002. Such revenue resulted from Montvale's commission earned for the provision of net branch services to a mortgage banking institution. Under such arrangement Montvale managed the branch offices and loan origination business of a single third party licensed mortgage banker. Approximately 15% of Montvale's revenues were derived from on-line sources, with such portion then being included in the Company's E-commerce segment. Montvale recognizes its commission upon the closing of the loan, with a provision for mortgage refinance rescissions applicable to mortgage refinances consummated within the last 3 business days of the quarter (as all refinancings are subject to a federally mandated 3-day right of rescission). Actual experience regarding rescissions indicates that the historical variance between rescission provisions and the actual rescissions have been immaterial.

        With respect to capitalization and amortization of marketing costs, the Company's policy is to expense, as a cost of sale, database and customer profile acquisition costs, and all other related marketing costs, at the time an obligation or expense is incurred.

Accounts receivable and allowance for doubtful accounts

        Accounts receivable consist of trade accounts receivable from the Company's Corporate Customer base, with extension of credit varying between 30 to 60 days, with the majority at 30 days. Additionally, accounts receivable from Local Exchange Carriers (LEC segment) and credit card companies (on-line dating service) are due to the Company. The Company's customer base is comprised of domestic entities with diverse demographics. The allowance for doubtful accounts is based on management's evaluation of the collectibility of receivables after giving consideration to current delinquency data, historical loss experience and general economic conditions, both at the Company level and sector/industry level. The Company's accounts receivable balances are continually reviewed by management, and when situations dictate, provisions for losses are recorded. Additional allowances might be required if the original estimates for loss prove to be inadequate.

TRANSACTIONS WITH MAJOR CUSTOMERS

        During the three and nine months ended August 31, 2003, the Company had five customers in its E-commerce segment which, in combination, accounted for approximately $2.6 million and $6.7 million of consolidated net revenue, respectively, or 31.2% and 26.6% of consolidated net revenues. Approximately $1.4 million, or 31.9% of consolidated net accounts receivable, was attributable to such major customer group as of August 31, 2003. Such major customers accounted for 12%, 7%, 5%, 4% and 3% of consolidated net revenue for the three months ended August 31, 2003, and 9%, 7%, 5%, 3% and 2% of consolidated net revenue for the nine months ended August 31, 2003. Regarding the balance of the Company's customer base, no single customer had net revenues that equaled, or exceeded, 3% of consolidated net revenues for the three and nine-month periods ended August 31, 2003.

        The Company continued to conduct business with all such five major customers as of October 10, 2003. The customer that accounted for 2% of the Company's net revenues for the nine months ended August 31, 2003 filed for bankruptcy protection in June 2003. The Company charged approximately $300,000 of such customer's accounts receivable to the allowance. After the application of the allowance increase, the Company has completely reserved the customer's entire accounts receivable balance. In the three and nine months ended August 31, 2002, the Company had five customers in its E-commerce segment which, in combination, accounted for approximately $5.2 million and $18 million of consolidated net revenues, respectively, or 49% and 53% of consolidated net revenues, respectively, and approximately $4.5 million, or 65% of consolidated accounts receivable as of August 31, 2002.

STOCK-BASED COMPENSATION

        Pursuant to Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, the Company will continue to use the intrinsic value method of accounting for its employee and director stock-based compensation awards. Accordingly, the Company has not recognized compensation expense for its noncompensatory employee and director stock option awards. As recommended by SFAS No. 123, the fair values of options were estimated using the Black-Scholes option-pricing model. The Company's adjusted net income and adjusted earnings per share had it elected to adopt the fair value approach of SFAS No. 123, which charges earnings for the estimated fair value of stock options, would have been as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
Net income (loss):
As reported	$662,084	$108,380	$(458,967)	$2,224,840
Less: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(165,042)	(261,722)	(578,502)	(785,166)

Pro forma	$497,042	$(153,342)	$(1,037,469)	$1,439,674

Basic net (loss) income per share:
As reported	$0.05	$0.01	$(0.04)	$0.17
Pro forma	$0.04	$(0.01)	$(0.08)	$0.11
Diluted net (loss) income per share:
As reported	$0.05	$0.01	$(0.04)	$0.15
Pro forma	$0.04	$(0.01)	$(0.08)	$0.10

        For purposes of computing pro forma net (loss) income, the Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option- pricing model. The assumptions used to value the option grants are set forth below:

	Three Months Ended		Nine Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
Expected life of options (in years)	4.0	4.8	4.0	4.8
Volatility	61.00%	71.50%	61.00%	71.50%
Risk free interest rate	2.53%	3.51%	2.53%	3.51%
Dividend yield	0.00%	0.00%	0.00%	0.00%

        Options grants typically vest over a three-year period and new option grants are made periodically each year. Therefore, the pro forma information shown above may not be representative of the pro forma effect on reported net (loss) income in future fiscal periods.

3.     EARNINGS PER SHARE

        The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
Denominator:
Denominator for basic earnings per share—weighted average shares	12,763,288	13,168,407	12,757,346	13,454,093
Effect of dilutive securities:
Stock options	292,869	726,963	—	1,093,954

Denominator for diluted earnings per share—adjusted weighted average shares	13,056,157	13,895,370	12,757,346	14,548,047

        Options to purchase 1,769,998 and 1,429,333 shares of common stock for the three months ended August 31, 2003 and 2002, respectively, and 3,015,494 and 659,778 for the nine months ended August 31, 2003 and 2002, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

4.     COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." Excluding net income, the Company's primary sources of comprehensive income (loss) would ordinarily include the after-tax net unrealized gains and (losses) on available-for-sale securities, and the equity adjustment from foreign currency translation. Based on prior fiscal year unrealized capital losses in excess of the current year's three and nine month period's unrealized gains, a full credit has been taken against the estimated deferred tax liability attributable to the unrealized gains arising in the three and nine month periods ended August 31, 2003. At November 30, 2001, full valuation allowances were taken against the estimated deferred tax assets attributable to the unrealized losses based on the absence of other appreciated capital gain property. The components of comprehensive income (loss) are presented below:

	Three Months Ended		Nine Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
Net income (loss)	$662,084	$108,380	$(458,967)	$2,224,840
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	142,734	20,081	232,337	(707)
Unrealized gain (loss) from available-for-sale securities, arising during the period, net of income taxes of $-0-	49,833	(83,555)	204,127	(53,819)

Comprehensive income (loss)	$854,651	$44,906	$(22,503)	$2,170,314

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

        Total advertising and marketing costs included in cost of sales for the three months ended August 31, 2003 and 2002 were approximately $3,207,000 and $3,127,000, respectively, and for the nine months ended August 31, 2003 and 2002 were approximately $8,773,000 and $9,703,000, respectively.

6.     MARKETABLE SECURITIES AND LONG TERM INVESTMENTS, AT COST

        During the three and nine months ended August 31, 2003, the Company did not have any material events regarding its marketable securities. As of November 30, 2002, the Company had disposed of all of its long-term, cost-based investments.

7.     SEGMENT INFORMATION

        Historically, the Company's reportable operating segments are aligned into three fundamental areas: (1) Internet Commerce billed directly to the Company's marketing partners and corporate customers, as well as consumers (E-commerce), (2) Off-line Marketing services (such as telemarketing and postal mail), billed directly to licensed mortgage bankers, long distance carriers, wireless carriers and other service providing businesses (Off-line Marketing services) and (3) Products and Services billed to consumers by Local Exchange Carriers. The Company reintroduced the LEC billed products and services activities during the nine months ended August 31, 2003. Such segment was inactive in Fiscal 2002. The balance of the Company's operations, immaterial individually and in the aggregate, are included as part of Corporate and other. This business segment delineation is consistent with the Company's management and financial reporting structure based on products and services. The Company evaluates performance based on many factors, with the primary criteria being each segment's gross profit, pre-tax income and EBITDA, which the Company has defined as net income excluding (i) special charges, (ii) interest expense, (iii) interest and dividend income, (iv) net gains (losses) on the sale of marketable securities, (v) long-lived asset impairment charges, (vi) gains on non-monetary cost basis exchanges, (vii) other non-operating income, (viii) minority interest (income)loss, (ix) depreciation, (x) amortization and (xi) income taxes. The Company shares a common workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate and other. The following tables set forth the Company's financial results by operating segment. All revenues are from non-intersegment sources and, therefore, no intersegment elimination applies.

  Segment Data—Net Revenue

	Three Months Ended		Nine Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
E-commerce	$7,972,197	$9,069,588	$21,713,844	$30,253,955
Off-line Marketing Services	—	1,594,658	2,017,225	3,585,726
LEC Billed Products and Services	531,070	—	1,312,031	—
Corporate	—	—	—	—

Consolidated totals	$8,503,267	$10,664,246	$25,043,100	$33,839,681

  Segment Data—Gross Profit

	Three Months Ended		Nine Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
E-commerce	$4,571,881	$6,057,474	$12,830,488	$20,661,356
Off-line Marketing Services	—	1,388,612	1,755,439	3,198,350
LEC Billed Products and Services	273,023	—	593,533	—
Corporate	—	—	—	—

Consolidated totals	$4,844,904	$7,446,086	$15,179,460	$23,859,706

  Segment Data—EBITDA

	Three Months Ended		Nine Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
E-commerce	$1,018,918	$1,576,942	$1,378,939	$6,722,296
Off-line Marketing Services	—	261,973	203,094	553,654
LEC Billed Products and Services	145,160	—	185,885	—
Corporate	(544,899)	(919,328)	(2,765,863)	(2,966,598)

Consolidated totals	$619,179	$919,587	$(997,945)	$4,309,352

  Segment Data—Depreciation and Amortization

	Three Months Ended		Nine Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
E-commerce	$259,033	$249,104	$927,803	$587,649
Off-line Marketing Services	—	4,278	6,877	15,265
LEC Billed Products and Services	—	—	—	—
Corporate	59,556	68,423	204,467	201,327

Consolidated totals	$318,589	$321,805	$1,139,147	$804,241

  Segment Data—Reconciliation of Reportable segment's EBITDA to consolidated (loss)income before taxes

	Three Months Ended		Nine Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
EBITDA—by segment
E-commerce	$1,018,918	$1,576,942	$1,378,939	$6,722,296
Off-line Marketing Services	—	261,973	203,094	553,654
LEC Billed Products and Services	145,160	—	185,885	—
Corporate	(544,899)	(919,328)	(2,765,863)	(2,966,598)

Total EBIDTA	$619,179	$919,587	$(997,945)	$4,309,352

Items effecting EBITDA in arriving at consolidated (loss)income before taxes
Depreciation and amortization (expense)	$(318,589)	$(321,805)	$(1,139,147)	$(804,241)
Interest (expense)	(3,234)	(7,865)	(18,425)	(27,633)
Interest income and dividends	111,723	190,805	377,779	584,404
Realized gains on marketable securities	—	2,664	4,068	85,821
Realized gain on sale of subsidiary	90,000	—	1,165,000	—
Other non-operating income(expense)	(14,845)	(456,989)	(61,283)	(221,887)
Minority interest in income of subsidiary	—	(148,782)	(137,567)	(279,731)

Total items effecting EBITDA	$(134,945)	$(741,972)	$190,425	$(663,267)

Consolidated (loss) income before taxes	$484,234	$177,615	$(807,520)	$3,646,085

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

        The total purchase price components are as follows: (a) cash of $897,500, of which $697,500 was paid simultaneously with the asset acquisition closings, both on which occurred in December 2001, and the $200,000 which was paid on December 6, 2002, and which is included as a component of the Company's accrued expenses as at November 30, 2002; and (b) 117,521 shares of the Company's common stock, valued at $6.20 per share (the average closing prices of the Company's stock for the period December 4 to December 10, 2001), which accounted for the additional consideration in the InfiKnowledge asset acquisition. Of the total share consideration, 39,174 of such shares were issued at closing, 39,174 shares were issued on December 6, 2002, with the balance of 39,173 shares issuable on December 6, 2003. The issuable shares were considered as outstanding common shares in the computation of both basic and diluted weighted shares outstanding for all periods subsequent to December 6, 2001. Goodwill and other intangible assets recognized as a result of these transactions amounted to approximately $1,477,000, of which approximately 90%, or $1.3 million, is expected to be deductible for income tax purposes. The goodwill and other intangibles were included in the E-commerce segment. The purchase price allocation to Goodwill and identifiable intangibles is set forth in Note 9 to the financial statements.

9.     GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

        The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows:

	As of August 31, 2003		As of November 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
GroupLotto identifiable intangibles:
GroupLotto Site Brand Recognition	$722,922	$315,676	$722,922	$203,623
GroupLotto Database	433,754	189,406	433,754	122,174
Intellectual Property Assets	289,169	126,270	289,169	81,449
Marketing Right License Fee	300,000	300,000	300,000	106,450
Infiknowledge identifiable intangibles:
Internet Game Suite	216,606	74,817	191,595	37,440
Intellectual Property Assets	162,454	56,113	143,696	28,079
Market Position Acquired	188,524	65,118	166,756	32,585
Thanksmuch identifiable intangibles:
Profiled customer data	50,000	24,042	50,000	11,542
Restrictive Covenants	10,000	3,807	10,000	2,308

Total amortizable intangible assets	$2,373,429	$1,155,249	$2,307,892	$625,650

Unamortized intangible assets:
Goodwill—Infiknowledge	$732,285		$647,729
Goodwill—Thanksmuch	289,736		289,736

Total Goodwill	$1,022,021		$937,465

        The Infiknowledge identifiable intangibles and unamortizable goodwill gross carrying amount changes as a result of the effects of foreign currency exchange translation.

        The future intangible amortization expense for the next five fiscal years is estimated to be as follows:

	2003	2004	2005	2006	2007
GroupLotto Identifable intangible amortization:
GroupLotto Site Brand Recognition	$144,595	$144,595	$144,595	$84,621
GroupLotto Database	86,757	86,757	86,757	50,773
Intellectual Property Assets	57,838	57,838	57,838	33,848
Marketing Right License Fee	193,530	—	—	—	—

Total Group's amortization	$482,719	$289,189	$289,189	$169,242	$—

Infiknowledge Identifable intangibles:
Cost allocated
Internet Game Suite	$38,319	$38,319	$38,319	$38,319	$880
Intellectual Property Assets	28,739	28,739	28,739	28,739	660
Market Position Acquired	33,351	33,351	33,351	33,351	766

Total Group's amortization	$100,409	$100,409	$100,409	$100,409	$2,306

ThanksMuch Identifable intangibles:
Profiled customer data	$10,000	$10,000	$10,000	$10,000	$230
Restrictive Covenants	2,000	2,000	2,000	2,000	46

Total Group's amortization	$12,000	$12,000	$12,000	$12,000	$276

Summary
GroupLotto Identifable intangibles:	$482,719	$289,189	$289,189	$169,242	$—
Infiknowledge Identifable intangibles:	100,409	100,409	100,409	100,409	2,306
ThanksMuch Identifable intangibles:	12,000	12,000	12,000	12,000	276

Total identifiable intangible amortization	$595,128	$401,598	$401,598	$281,651	$2,582

10.   SALE OF MAJORITY OWNED SUBSIDIARY

        In March 2003, the Company sold its majority owned subsidiary, Montvale Management LLC ("Montvale") to Mortgage Industry Consultants, LLC ("MIC") for $1.6 million, plus its investment. The terms of the agreement included an initial payment of $1 million (received in March 2003) followed by an additional $600,000 to be paid in 24 monthly installments of $25,000 each. As of October 15, 2003, six installments were received. In May 2003, the Company received approximately $299,000, representing its GAAP basis capital account in such majority owned subsidiary as at November 30, 2002. Traffix had obtained its 51% interest in September of 1999 through an initial investment of approximately $50,000. Based on management's assessment of Montvale's future cash flows, after taking into consideration Montvale's increased obligations with respect to the note obligations due the Company, the Company has deemed it prudent to defer recognition of income on the unpaid portion of the note. Recognition will take place in future periods under the cost recovery method.

11.   LITIGATION

        The Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires us to describe briefly any material pending legal proceedings to which we are a party or of which any of our property is subject. The Exchange Act further provides that no information need be given with respect to any proceeding that involves primarily a claim for damages if the amount involved, exclusive of interest and costs, does not exceed 10 percent of our current assets. We believe that all of the claims made against us to date are either without merit or will ultimately result in a judgment against us (if at all) in an amount less than 10% of our current assets. Nevertheless, as the plaintiff in the Wingler action is seeking damages in excess of 10% of our current assets, and as certain of the remaining legal claims made against us fail to specify an amount of damages being sought by the plaintiff, and as there is a potential that the ultimate damages awarded in a claim could exceed such 10% threshold, in compliance with the Exchange Act, we listed below the Wingler action, as well as all legal claims made against us for which no amount of damages has been specified. The Qwest action seeks damages against us in an amount slightly less than 10% of our current assets. The Hellyer action seeks damages against us in an amount slightly less than 6% of our current assets.

        Mavies Wingler—On or about May 9, 2001, Mavies Wingler commenced an action against Group Lotto, Inc. ("GLI"), one of our wholly owned subsidiaries, in the Circuit Court of Logan County, West Virginia. Ms. Wingler claims to have picked the winning numbers entitling her to $10 million. On June 8, 2001, the action was removed to the United States District Court, Southern District of West Virginia, and is entitled Wingler v. Grouplotto, Inc., Docket Number 2:01—CV—518. At the end of 2002, Ms. Wingler's attorney withdrew, and she is now representing herself. We and GLI have a contract of indemnification with SCA Promotions, Inc. to be indemnified for prizes paid out to qualified winners. GLI winners are required to produce the Group Lotto Entry Notification form ("GLEN") within a specified period of time after matching a drawing's winning numbers in order to qualify for receipt of the appropriate prize winnings. We do not believe that there is any merit to Ms. Wingler's claim and intend to vigorously continue our defense thereof. Earlier this year, we filed a motion for summary judgment dismissing the complaint.

        In September 2003, the Magistrate Judge assigned by the Court to review and recommend on the motion, issued a report recommending that the complaint be dismissed. Ms. Wingler has objected to the report. The Court is to rule on the report and the objection.

        James Hellyer—On or about June 20, 2003, pro se Plaintiff, James Hellyer commenced an action against Traffix, Inc. and its principals in the Court of Common Pleas in Licking County, Ohio. Mr. Hellyer claims to have been grievously injured by the receipt of three (3) electronic mail messages offering him credit card services and seeks $2.5 million in damages. We filed a Motion to Dismiss the action for failure to state a claim upon which relief may be granted on September 8, 2003. We believe that Mr. Hellyer's complaint is entirely without merit and we intend to continue vigorously defending this action.

        Plasmanet—On November 21, 2002, Plasmanet, Inc., one of our competitors, commenced an action alleging patent infringement and misappropriation of trade secrets. Plasmanet, Inc. v. Apax Partners, Inc., et al., Case No. 02 Civ 9290 (S.D.N.Y.). Plasmanet operates a website, FreeLotto.com, which is similar to one operated by GLI. Plasmanet alleges that on September 24, 2002 it obtained a patent for a "Free Remote Lottery System" and that we infringed this patent. In addition, Plasmanet asserts that trade secrets were contained in a private placement memorandum and that we misappropriated these trade secrets after we were allegedly shown such private placement memorandum by an agent of Plasmanet's investment banker. The complaint seeks injunctive relief and unspecified money damages. We believe there is no merit to the claims and intend vigorously to defend against them. We have also asserted counterclaims, inter alia, to declare Plasmanet's patent invalid.

        Qwest Communications—Qwest Communications, Inc. has notified us of an indemnification claim relating to a class action filed against Qwest in Minnesota, Bindner v. LCI International Telecom Corp. et al., District Court of Minnesota, County of Sibley, Case No. C0-00-242. In that action, plaintiffs claim that in late 1999 into mid-2000, they were misled when they were solicited to change their long distance carrier to Qwest. They assert that they were not told that they would have to stay at certain hotels and pay their regular rates as part of a promotion, which offered them free airline tickets. We introduced the promotion ("Fly Free America") to Qwest, and had been retained by Qwest to operate the telemarketing campaign. In or about May 2000, we and Qwest entered into an agreement terminating our contract and settling the amount due us (the "May 2000 Agreement"). The May 2000 Agreement contained language which Qwest claims obligates us to indemnify Qwest for any loss it may sustain by reason of this class action. We maintain that we have no liability in the matter. Fraud claims in the class action have been dismissed, leaving breach of contract and false advertising claims. The court has recently certified the class and Qwest is defending the action.

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

        Columbia House/Rydel—In or about August 2002, Columbia House, one of our clients, notified us of an indemnification claim relating to a class action filed against Columbia House, among others, in Illinois, Rydel v. Comtrad Industries, Inc. et al., Circuit Court of Cook County, Illinois, No. 02 CH 13269. In that action, plaintiff claims to have received unsolicited commercial e-mail from, among others, Columbia House, in violation of Illinois law. Columbia House advised us that it believes that the email in question was not approved by Columbia House when it was sent, and asserted a claim for indemnification against us pursuant to our contract. We and Columbia House agreed to defer resolution of the indemnification claim (and reserved each of our respective rights). Columbia House is defending against the class action. Its motion to dismiss the complaint has been denied.

        In or about January 2003, we were named as a defendant in the Rydel class action. In an additional count in the complaint, the plaintiff asserted that we violated the Illinois Consumer Fraud and Deceptive Business Practices Act by providing to a co-defendant a list of consumers who had consented to receive commercial e-mails when, the complaint alleges, they had not. The complaint sought injunctive relief and unspecified damages. Our motion to dismiss the complaint was granted in June 2003, and the plaintiff has filed an appeal. We believe that there is no merit to the claim, and, in the event the dismissal of the claim is reversed on appeal, we intend to vigorously defend against it.

        As stated above, we are unable to determine the ultimate outcomes of any of the foregoing claims, and, accordingly, no provision for loss has been recorded in the unaudited financial statements included in this Report.

12.   SUBSEQUENT EVENT

        On September 22, 2003, the Company's Board of Directors declared a dividend out of the Company's surplus of $0.08 per share on the outstanding shares of the Company's common stock for the quarter ended August 31, 2003. Such dividend is payable on or about November 10, 2003 to holders of record of such shares at the close of business on November 1, 2003. The amount and record dates of future quarterly dividends will be reviewed and determined by the Board of Directors.

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

OVERVIEW

        We are a leading on-line database marketing company that uses our on-line media network to generate leads, customers and sales for our proprietary product and service offers, and our corporate client's product and service offers. We provide complete end-to-end marketing solutions for companies seeking to increase sales and customers through on-line marketing programs, and database development and enhancement programs. The services we offer include the development of a complete creative promotion to be used to market the client's product to consumers, broadcasting a promotion on-line in order to generate new customers for the client, delivery of data files from the results of campaigns, creating and hosting the customized websites or web pages necessary to effect the consumer transaction that drives the client's sales and generating comprehensive reporting in order for the client to analyze the effectiveness of a promotion. We use our websites, interactive games, email marketing and database of permission-based, profiled records (and the on-line media of third parties) to generate the customers, sales and leads for our clients, as well as our own product and service offers. We are paid by our clients primarily on a success-based model, in that we receive a fee for every lead, customer or sale generated for the client. In addition to our third party client-based revenue, we generate revenue from our own products and services, such as retail gift items, which accounted for approximately 3.1% and 3.5% of our revenue during the nine-month periods ended August 31, 2003 and 2002, respectively.

        In Fiscal 2003, our own products and services have been expanded, and include Internet based services (LEC Billed Products) and iMatchUp.com (E-Commerce), our on-line dating service. The combination of the revenue generated from such services introduced in Fiscal 2003 were approximately $1.9 million, or 23% of our revenue during the three months ended August 31, 2003, as compared to $1.4 million, or 19% of our revenue during the quarter ended May 31, 2003. Such products and services did not contribute to Fiscal 2002 revenue.

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

ON-LINE MARKETING

        We own and operate multiple on-line properties, such as GroupLotto.com, our free on-line lottery, AtlasCreditGroup.com, PrizeAmerica.com and iMatchup.com, our premier on-line dating service which commenced operations during the nine months ended August 31, 2003, as well as a number of interactive games (such as Direct Deposit Promotions and Scratch&Win), all supplemented by our affiliates' other web sites providing services on the Web. These activities are designed to generate real-time response-based marketing results for our corporate clients, as well as for our own offers. When visiting our on-line properties, consumers are given the opportunity to purchase, sign-up for, ask to be contacted regarding, or simply indicate an interest in, hundreds of offers for various products and services. Specifically, through these interactive Web properties we generate a variety of transactional results for our products, and our corporate clients ranging from (a) Web traffic, (b) inbound telemarketing calls, (c) outbound telemarketing leads, (d) demographically/psychographically profiled lists of consumers, (e) highly-targeted customized response-based leads, (f) completed applications for products, and (g) actual sales of products and services.

        WEBSITES. The GroupLotto website offers consumers the opportunity to win up to $10 million daily in a free, on-line lottery. The lottery prizes are indemnified by an independent, third-party agency. In order to play, each consumer must provide complete and accurate registration information and agree to receive ("opt-in") marketing messages from GroupLotto and our marketing partners. The interactive media on this website includes registration pages, game banners, and "pop-ups", the purpose of which is to generate web traffic, leads and sales. Revenue is generated at this website from our own products and our corporate clients who pay for such traffic, leads and sales. We generate the bulk of our consumer traffic to this website through proprietary and third party permission-based email marketing programs, banner advertisements and other online media.

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

        We own and operate several other websites such as AtlasCreditGroup.com, PrizeAmerica.com, TheBargainSpot.com, prizecade.com and jewelclaimcenter.com. Additionally, during the nine months ended August 31, 2003, we launched AtlasAutomotiveGroup.com. a website that enables its visitors to read reviews and request price quotes to purchase automobiles on-line. Such websites are deployed to generate revenue for our clients in a similar manner as the GroupLotto model described above. Each of these sites is designed to appeal to a specific consumer interest category that we matched with product promotions that appeal to such interest category.

        EMAIL MARKETING. Direct marketing via email is an important business channel. Each program that we market for our clients can be implemented not only through the websites, interactive games and "pop-ups" discussed above, but also, and often, through email marketing. We currently market to a vast database that exceeds 100 million permission-based records, which are either owned by us or are managed by us under our revenue share arrangements.

        Compared to postal marketing and telemarketing, email marketing is significantly less expensive, offers much faster response times, and, we believe, provides for a more interactive consumer media experience. We now own an email delivery system (acquired in December 2001 through the acquisition of the assets of Infiknowledge.com, a privately held Canadian technology company), which reduces our dependence on third party vendors and has created economies associated with our commercial email delivery, as well as our site maintenance and development costs. FOR A FURTHER DISCUSSION OF RECENT BUSINESS AND LEGAL DEVELOPMENTS REGARDING THIS E-COMMERCE COMPONENT, AND EVENTS IMPACTING EMAIL MARKETING, SEE—CRITICAL ACCOUNTING POLICY AND ACCOUNTING ESTIMATE DISCUSSION—FACTORS THAT COULD AFFECT FUTURE RESULTS."

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

TRAFFIX'S PRODUCTS AND SERVICES

        Several new business units, which we introduced during the nine months ended August 31, 2003, include a dating/personal program conducted over the Internet ("iMatchup.com") and LEC Billed Internet based products ("TxNET" and "WorldWebAccess.com"). During the nine months ended August 31, 2002, we introduced the on-line marketing of our own products and services through the Thanksmuch.com website which sells gift items (such as DVDs, CD's and inexpensive jewelry) directly to consumers. When a consumer selects a gift item and tenders his credit card, he is given the opportunity to purchase other, more valuable products and services at special discounts. One of the additional benefits that is derived from the credit card billed portion of these programs, is our ability to accumulate consumer credit card data, which allows for the subsequent use of our marketing concept of "just-one-click" credit card billing, making on-line purchases easier for the consumer, and allowing us to more easily process additional sales and services in the future. In addition, certain of these services are designed as monthly recurring revenue sources, such as our dating and ISP services.

        No assurances can be given, however, that these new sources of revenue will contribute material revenues and/or income from operations in future fiscal periods, if at all. During the three and nine-month periods ended August 31, 2003, the combination of all such newly introduced services generated approximately $1.9 million and $3.8 million, respectively, or approximately 23% and 16%, respectively, of consolidated net revenue.

        Our expansion in, and dependence on, our on-line direct marketing efforts, coupled with the potential for state and/or federal legislation limiting our ability to contact consumers on-line should all be considered when referring to the results for the three and nine-month periods ended August 31, 2003, as well as prior year historical results, in evaluating the potential for our future fiscal period operations, cash flows, and financial position.

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

SEGMENT INFORMATION

        During the three and nine-month periods ended August 31, 2003, we generated revenue from the following segments: E-Commerce, Off-line Marketing and LEC Billed products. The E-Commerce segment currently represents the core of our business operations. Revenue in the E-commerce segment is generated primarily from marketing of third party products and services on our websites and through email promotions. The Off-Line Marketing services segment consists of revenue generated by us through off-line direct marketing channels. LEC Billed products consist of our proprietary LEC billed ISP product, known as TXNet ISP. This product was introduced during the nine months ended August 31, 2003. During the three and nine-month periods ended August 31, 2002, we generated revenue only from the segments E-Commerce and Off-line Marketing. Historically, the Off-line Marketing service segment's activities consisted of telemarketing services used for the acquisition of long distance and wireless phone customers for various phone service providers. In Fiscal 2002, this segment consisted exclusively of our majority owned subsidiary, Montvale Management, LLC, and the revenues and expenses of Montvale's net branch services provided to qualified mortgage banking and lending institutions. During March 2003, we disposed of our interest in Montvale, all as more fully described in Note 10 included in the attached financial statements. Historically, the LEC Billed Products segment represented telecommunications-related products and services marketed by us directly to consumers who were billed by local exchange carriers (LECs) on the consumer's telephone bill. This segment was inactive during the entire Fiscal 2002 year. Segment information is set forth in Note 7 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section hereof and incorporated herein by reference.

RESULTS OF OPERATIONS

        The following is a discussion of our financial condition and results of operations for the three and nine-month periods ended August 31, 2003 and August 31, 2002, respectively. It should be read in conjunction with our Form 10-K as filed for the year ended November 30, 2002, the Notes thereto and other financial information included elsewhere in this report.

THREE MONTHS ENDED AUGUST 31, 2003 AND AUGUST 31, 2002

        Our net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three month periods ended August 31, 2003 and August 31, 2002, are detailed in the following tables:

SEGMENT DATA—NET REVENUES, BY SEGMENT, BY COMPONENT

	Three Months Ended
	August 31, 2003	August 31, 2002	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-Commerce components
iMatchUp.com and other web sites	$4,991,099	$3,375,023	$1,616,076	48%
Net branch commission fees	—	281,411	(281,411)	-100%
Email marketing programs	2,066,636	4,526,228	(2,459,592)	-54%
Data sales and rentals	348,772	485,154	(136,382)	-28%
Sales of jewelry and gifts	269,030	351,290	(82,260)	-23%
Internet game development and other	296,660	50,482	246,178	488%

Total E-commerce	7,972,197	9,069,588	(1,097,391)	-12%

Off-line Marketing Service components
Net branch commission fees	—	1,594,658	(1,594,658)	-100%
Other off-line marketing

Total Off-line Marketing Service	—	1,594,658	(1,594,658)	-100%

LEC Billed Products and Services components
TXNet LEC Products	531,070	—	531,070	100%

Total LEC Billed Products and Services	531,070	—	531,070	100%

Total Consolidated Net Revenue	$8,503,267	$10,664,246	$(2,160,979)	-20%

        Net Revenue decreased approximately $2.2 million, or 20%, to $8.5 million for the three months ended August 31, 2003 from $10.7 million in the comparable prior year period. Three significant factors contributed to the decline in net revenue: (1) our loss of one of our significant customers in the fourth quarter of Fiscal 2002, which customer accounted for approximately $2.3 million, or 21%, of our revenue during the three months ended August 31, 2002, and which customer did not contribute to revenue during the comparable 2003 quarter; (2) our sale of a majority-owned subsidiary (Montvale Management, LLC) during the quarter ended May 31, 2003, which subsidiary accounted for approximately $1.9 million, or 18% of our revenue during the three months ended August 31, 2002; and (3) our complete cessation of recognizing revenue from one of our major customers in the quarter ended May 31, 2003 based on the absence of collection probability. Such customer, a public company, accounted for approximately $0.5 million, or 5% of our revenue during the three months ended August 31, 2002. We made our collection assessment during our second quarter, ended May 31, 2003, based on such customer's publicly filed information. This assessment included the consideration of AMEX's May 23, 2003 trading halt of the customer's securities, and its eventual filing for bankruptcy protection on June 16, 2003. See—"Bad Debt Expense".

        Offsetting the net revenue declines in the quarter were increases in net revenue attributable to our recently launched online dating service, iMatchup.com, which accounted for $1.4 million, or 16% of consolidated net revenues for the three months ended August 31, 2003, and our recently launched LEC Billed Products and Services segment, which accounted for approximately $0.5 million, or 6% of consolidated net revenues for the three months ended August 31, 2003. Both iMatchup.com and the

LEC Billed Products and Services segment were inactive in the Fiscal 2002 comparable period. Additionally, our "Atlas" and PrizeAmerica.com websites (both introduced in Fiscal 2003) and new customer additions to our existing websites and email marketing programs accounted for approximately $0.9 million of revenue during the three months ended May 31, 2003, further offsetting the revenue decreases noted above.

        See "Transactions with Major Customers" and Securities and Exchange Commission mandated FR-60 disclosures following the "Liquidity and Capital Resources" section for a further discussion of the significant customer concentrations, critical accounting policies and estimates, and other factors that could affect future results.

        Our cost of sales during the three months ended August 31, 2003 and August 31, 2002 were comprised of (1) direct and indirect marketing costs associated with the procurement and retention of consumers for our databases, including direct response email marketing costs, data and customer profile purchases, promotional costs and premium fulfillment costs, and (2) the related contingent-based sweepstakes indemnification expense, service provision costs, billing and collection fees and customer service costs.

        Our cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three month periods ended August 31, 2003 and August 31, 2002 are set forth below:

Consolidated Cost of Sales, by Segment, by Component

	Three Months Ended
	August 31, 2003	August 31, 2002	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce
Advertising, promotion and fulfillment costs
Email marketing and related delivery costs	$906,210	$1,164,606	$(258,396)	-22%
Data and profile purchases, and premium costs	2,220,991	1,706,127	514,864	30%
Promotional, creative and other costs	80,145	50,253	29,892	59%

Total E-commerce Advertising	$3,207,346	$2,920,986	$286,360	10%

Service Bureau fees
Contingent based prize indemnification costs	$192,970	$91,128	$101,842	112%

Total E-commerce Cost of Sales	$3,400,316	$3,012,114	$388,202	13%

Off-line Marketing Services
Advertising, promotion and fulfillment costs
Telemarketing, direct mail and related costs	$—	$206,046	$(206,046)	-100%

Total Off-line Marketing Cost of Sales	$—	$206,046	$(206,046)	-100%

LEC Billed Products and Services
Service Bureau fees
Service provision, billing and collection fees	$258,047	$—	$258,046	100%

Total LEC Billed Cost of Sales	$258,047	$—	$258,046	100%

Consolidated Cost of Sales	$3,658,363	$3,218,160	$440,202	14%

        Cost of sales on a consolidated basis increased $0.4 million, or 14%, to $3.7 million for the three months ended August 31, 2003 from $3.2 million in the comparable prior year period.

        The significant factors contributing to the increase in cost of sales were: (a) an approximate $0.5 million, or 30%, increase in the costs incurred in the acquisition of customer profiles related to our on-line dating service, iMatchUp.com and increased acquisitions of registrants for our other websites; (b) an approximate $0.1 million, or 112% increase in prize indemnification costs from increased site visitation which resulted in the approximate 48% increase in site revenue discussed above in the revenue section; and (c) an approximate $0.3 million increase in service provision, billing, collection and customer service costs incurred in the LEC Billed Products and Services segment, which segment was inactive in the prior year's comparable period. LEC's are the Local Exchange Carriers (local phone companies) that bill customers for their use of our LEC based services, which include an ISP (Internet Service Provider) service (Txnet, Inc.), a Voice Over Internet Protocol Long Distance service and an Email service (both as WorldWebAccess.com).

        Our gross profit in terms of dollars, on a segmental basis, and our gross profit percentage, on a segmental basis, for each of the three month periods ended August 31, 2003 and 2002 are set forth below:

Consolidated Gross Profit, by Segment

	For the Three Months Ended
	August 31, 2003	August 31, 2002	Change inc(dec) $$$	Change inc(dec) %%%
E-commerce	$4,571,881	$6,057,474	$(1,485,593)	-25%
Off-line Marketing services	—	1,388,612	(1,388,612)	100%
LEC Billed products and services	273,023	—	273,024	100%

CONSOLIDATED TOTALS	$4,844,904	$7,446,086	$(2,601,181)	-35%

Consolidated Gross Profit Percentages, by Segment

	For the Three Months Ended
			Absolute percentage change inc(dec)	Relative percentage change inc(dec)
	August 31, 2003	August 31, 2002
E-commerce	57.3%	68.9%	-11.6%	-16.8%
Off-line Marketing services	0.0%	90.9%	-90.9%	-100.0%
LEC Billed products and services	51.4%	0.0%	51.4%	100.0%

CONSOLIDATED GROSS PROFIT PERCENTAGE	57.0%	68.9%	-11.9%	-17.3%

        Consolidated Gross Profit Percentage ("Gross Margin") as a percentage of net revenue was 57% during the three months ended August 31, 2003, compared to 69% in the prior year's comparable fiscal period, representing an absolute percentage point decrease of 12%, or a 17% decrease on a relative basis. The decline in gross profit is primarily attributable to increased profile acquisition costs for our iMatchUp.com on-line dating site and other websites, and the reintroduction of the LEC Billed Products and Services segment activity, which has a gross profit lower than our historical gross profit. Additionally, the iMatchUp.com service has a decreasing effect on gross profit resulting from the expensing of the customer acquisition cost during the current period, with the corresponding revenue being deferred, based on the terms of the enrolled member (i.e., one month, three month or annual memberships). The iMatchUp.com profiles that convert to billable members generally do so over a period subsequent to their month of acquisition. Therefore, we expect that these future conversions of profiles to billable members, coupled with the amortization of the revenue deferred at August 31, 2003, as well as the anticipated renewal revenues from such acquired customers, should allow us to report improved consolidated gross profit relationships in future fiscal quarters.

        Our Selling Expenses for each of the three months ended August 31, 2003 and August 31, 2002 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

	For the periods: Three Months Ended
	August 31, 2003	August 31, 2002	Change— inc(dec) $$$	Change— inc(dec) %%%
E-commerce
Fee share commissions	$1,066,163	$1,571,906	$(505,743)	-32%
Other commissions	—	453,117	(453,117)	-100%
Selling salaries and related expenses	390,451	421,722	(31,271)	-7%
Occupancy and equipment costs	—	11,000	(11,000)	-100%
Travel and entertainment	23,577	41,753	(18,176)	-44%

TOTAL Selling—E-commerce segment	$1,480,191	$2,499,498	$(1,019,307)	-41%

Off-line Marketing Services
Fee share commissions	$—	$—	—
Other commissions	—	—	—
Selling salaries and related expenses	—	575,751	(575,751)	-100%
Occupancy and equipment costs	—	51,635	(51,635)	-100%
Travel and entertainment	—	6,798	(6,798)	-100%

TOTAL Selling—Off-line segment	$—	$634,184	$(634,184)	-100%

Consolidated Totals	$1,480,191	$3,133,682	$(1,653,491)	-53%

        Selling expenses, on a consolidated basis, decreased approximately $1.7 million, or 53%, from $3.1 million during the three months ended August 31, 2002, to $1.5 million during the three months ended August 31, 2003. The decrease was primarily related to an approximate $0.6 million reduction in selling expenses attributable to the sale of our majority owned subsidiary, Montvale Management, LLC, on March 6, 2003. Such majority owned subsidiary was active for the entire three months ended August 31, 2002. Additionally, our E-Commerce segment's selling expense decreased approximately $1.0 million, or 41%, resulting from decreased database fee share commissions and decreased other selling commissions, both related to declines in revenue. The database fee share commission relationship generally arises after we conclude a contractual arrangement with a third party database owner pursuant to which we market our Clients' offers and services to such third party database. The terms of the third party database owner's compensation are set forth within the specific contractual arrangement and are performance-based only. Compensation is either calculated as a fixed fee paid for each customer or lead generated by the third party's database, or a revenue share that is a percentage of the revenue generated (after deduction for certain direct costs) by us for marketing offers to the third party's database. We utilize unique Universal Resource Locater identifier links ("URLs") when promotions are mailed to the third party's database as a tracking mechanism by which we are able to account for revenue generated under the fee share arrangement with such third party database owner.

        Our general and administrative expenses ("G&A") are principally comprised of (i) compensation costs and related expenses for executive, finance, information and operation systems, and general administration personnel, (ii) professional fees (which include legal; audit, accounting and tax; public relations; database management and consulting; and public company related printing costs), (iii) insurance costs, (iv) occupancy and other equipment rental costs, (v) site development, maintenance and modification costs related to our E-commerce segment, and (vi) all other general and miscellaneous corporate expense items.

        Our General and Administrative Expenses for the three months ended August 31, 2003 and August 31, 2002 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Consolidated General and Administrative Expenses, by segment, by component

	For the periods: Three Months Ended
	August 31, 2003	August 31, 2002	Change— inc(dec) $$$	Change— inc(dec) %%%
E-commerce
Compensation costs and related expenses	$1,055,881	$1,147,353	$(91,472)	-8%
Professional fees	283,941	294,776	(10,835)	-4%
Insurance costs	124,480	113,584	10,896	10%
Occupancy and equipment costs	85,387	88,153	(2,766)	-3%
Site development, maintenance and modifications	440,507	199,748	240,759	121%
All other G&A expenses	224,228	337,583	(113,355)	-34%

TOTAL G&A—E-commerce segment	$2,214,423	$2,181,197	$33,226	2%

Off-line Marketing Services
Compensation costs and related expenses	$—	$—	$—	0%
Professional fees	—	2,210	(2,210)	-100%
Insurance costs	—	—	—	0%
Occupancy and equipment costs	—	—	—	0%
All other G&A expenses	—	494,523	(494,523)	-100%

TOTAL G&A—Off-line segment	$—	$496,733	$(496,733)	-100%

LEC Billed Products and Services
Compensation costs and related expenses	$90,610	$—	$90,610	100%
Insurance costs	10,682	—	10,682	100%
Occupancy and equipment costs	7,328	—	7,328	100%
All other G&A expenses	19,242	—	19,242	100%

TOTAL G&A—LEC segment	$127,863	$—	$127,863	100%

Corporate and other
Compensation costs and related expenses	$226,158	$522,763	$(296,605)	-57%
Professional fees	104,622	205,121	(100,499)	-49%
Insurance costs	135,838	110,408	25,430	23%
All other G&A expenses	137,837	149,459	(11,622)	-8%

TOTAL G&A—Corporate and other	$604,455	$987,751	$(383,296)	-39%

Consolidated Totals	$2,946,741	$3,665,681	$(718,940)	-20%

        General and Administrative expenses ("G&A") on a consolidated basis decreased approximately $0.7 million, or 20%, when comparing G&A of $3.7 million for the three months ended August 31, 2002 to G&A of $2.9 million incurred during the three months ended August 31, 2003. The net decrease was attributable to decreases in our: (a) Off-line Marketing Service segment ($496,733) pursuant to our disposition of our majority-owned subsidiary (Montvale Management, LLC) in March 2003; (b) Corporate and Other segment ($383,296), offset by increases in our LEC Billed Products and Services segment ($127,863). G&A increases in the LEC Billed Products and Services segment resulted from the reintroduction of such segment's activity in Fiscal 2003. Such segment was inactive during the comparable Fiscal 2002 period. The material G&A decreases in the Corporate and

Other segment, as it relates to the "Compensation costs and related expense" category, resulted from decreased bonus accruals to officers and staff when compared to the prior year's comparable period and a reduction in officers salaries attributable to an officer resignation in the fourth quarter of Fiscal 2002. Additionally, professional fees decreased when compared to the prior year's comparable period pursuant to the closure of certain legal cases that were active during the three months ended August 31, 2002.

        Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP ("FKIWSBR") provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. We incurred approximately $95,000 in legal fees from FKIWSBR during the three months ended August 31, 2003.

Consolidated—Bad Debt Expense, by Segment

	For the periods: Three Months Ended
	August 31, 2003	August 31, 2002	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce	$117,382	$48,941	$68,441	140%
Off-line Customer Acquisition Services	—	—	—	0%
LEC Billed Products and Services	—	—	—	0%
Corporate and other	—	—	—	0%

Consolidated Totals	$117,382	$48,941	$68,441	140%

        Bad Debt expense increased approximately $68,000, or 140%, when comparing the three months ended August 31, 2003 with the three months ended August 31, 2002. The increase in bad debt expense resulted from our assessment of the risk of collection embedded in our customer base as a product of the processes described below.

        We continuously evaluate the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition and/or bankruptcy filings of our customers. As a result of this review process, we record bad debt provisions to adjust the related receivables' carrying amount to an amount that reflects their probable realizable value. Provisions for bad debts are also recorded resulting from the review of other factors, including (a) length of time the receivables are past due, and (b) historical experience. If circumstances related to specific customers change, our estimates for bad debt provisions could be further increased.

OTHER INCOME(EXPENSE)

        The components of our "Other income(expense)" for the three months ended August 31, 2003 and 2002 are set forth below:

	For the periods: Three Months Ended
	August 31, 2003	August 31, 2002	change inc(dec) $$$	change inc(dec) %%%
Other income (expense):
Interest expense	$(3,234)	$(7,865)	$4,631	-59%
Interest income and dividends	111,723	190,805	(79,082)	-41%
Realized gains on sale of marketable securities	—	2,664	(2,664)	-100%
Realized gain on sale of subsidiary	90,000	—	90,000	100%
Other non-operating income:	—	—
	—	—	—
Other miscellaneous income(expense)	(14,845)	(22,571)	7,726	-34%
Talk.com Arbitration Settlement	—	—	—	-100%
P.M. Thomas Arbitration Settlement	—	(434,418)	434,418
Minority interest (income) loss	—	(148,782)	148,782	-100%

Total Consolidated Other Income (Expense)	$183,644	$(420,167)	$603,811	-144%

        Consolidated Other Income (Expense) increased approximately $0.6 million, from approximately ($0.4) million in net-expense for the three months ended August 31, 2002, to approximately $0.2 million in net-other-income for the three months ended August 31, 2003.

        The primary factors contributing to the net increase, in the order of the table set forth above, are as follows:

  (a)
  a decrease in interest and dividend income of approximately $79,000 resulting from decreases in the interest rates available on short-term commercial paper during the three months ended August 31, 2003 when compared to the three months ended August 31, 2002;

  (b)
  an increase in realized gains of approximately $90,000 arising from the sale of Montvale Management, LLC, a majority owned, consolidated subsidiary, prior to its disposition (see Note 10 to the attached financial statements) and a reduction to Minority interest in (income) from such subsidiary; and

  (c)
  the inclusion in the three months ended August 31, 2002 of an expense related to a payment made by us of $434,418 pursuant to the negative settlement of an arbitration proceeding

PROVISION FOR INCOME TAXES

        Quarterly income taxes are calculated in accordance with the Interim Financial Reporting requirements as set forth in the Accounting Principal Board's Opinion 28. Such Opinion considers interim quarterly periods as an integral part of the annual period, with interim quarterly tax periods reflecting the estimated annual effective tax rate. The Company believes that it has adequately provided for tax-related matters. The Company is subject to examination by taxing authorities in various jurisdictions. Matters raised upon audit may involve substantial amounts and could be material. Management considers it unlikely that resolution of any such matters would have a material adverse effect upon the Company's consolidated financial statements.

        The three months ended August 31, 2003 reflects a tax benefit of approximately $178,000 on pre-tax income of approximately $484,000. The tax benefit differs from the Company's effective tax rate due to several factors. (1) the true-up of state and foreign taxes upon the filing of our prior year's tax returns (benefit of approximately $263,000); (2) a change in the effective rate within the quarter on our state and foreign tax expense based on our filings (benefit of approximately $298,000); and (3) a reclassification from the credit method to the expense method for a prior year foreign tax liability (net provision of approximately $164,000).

NINE MONTHS ENDED AUGUST 31, 2003 AND AUGUST 31, 2002

        Our net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the nine month periods ended August 31, 2003 and August 31, 2002, are detailed in the following tables:

SEGMENT DATA—NET REVENUES, BY SEGMENT COMPONENT

	Nine Months Ended
	August 31, 2003	August 31, 2002	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-Commerce components
iMatchUp.com and other web sites	$11,313,990	$7,614,885	$3,699,105	49%
Net branch commission fees	355,981	613,620	(257,639)	-42%
Email marketing programs	6,597,581	17,988,261	(11,390,680)	-63%
Data sales and rentals	1,715,364	2,549,172	(833,808)	-33%
Sales of jewelry and gifts	771,637	1,172,427	(400,790)	-34%
Internet game development and other	959,291	315,590	643,701	204%

Total E-commerce	21,713,844	30,253,955	(8,540,111)	-28%

Off-line Marketing Service components
Net branch commission fees	2,017,225	3,516,787	(1,499,562)	-43%
Other off-line marketing	—	68,939	(68,939)	-100%

Total Off-line Marketing Service	2,017,225	3,585,726	(1,568,501)	-44%

LEC Billed Products and Services components
TXNet LEC Products	1,312,031	—	1,312,031	100%

Total LEC Billed Products and Services	1,312,031	—	1,312,031	100%

Total Consolidated Net Revenue	$25,043,100	$33,839,681	$(8,796,581)	-26%

        Net Revenue decreased approximately $8.8 million, or 26%, to $25 million for the nine months ended August 31, 2003 from $33.8 million in the comparable prior year period. Three significant factors contributed to the decline in net revenue: (1) our loss of one of our significant customers in the fourth quarter of Fiscal 2002, which customer accounted for approximately $8.5 million, or 25%, of our revenue during the nine months ended August 31, 2002, and which customer contributed only $24,000 to Fiscal 2003 revenue; (2) the sale of our majority-owned subsidiary (Montvale Management, LLC) during the quarter ended May 31, 2003, which subsidiary accounted for approximately $4.1 million, or 12% of our revenue during the nine months ended August 31, 2002, compared to $2.4 million during the nine months ended August 31, 2003, representing a $1.7 million, or a 41% decrease; and (3) our complete cessation of recognizing revenue from one of our major customers in the quarter ended May 31, 2003 based on the absence of collection probability. Such customer, a public company, accounted for approximately $2.8 million, or 5% of our revenue during the nine months ended August 31, 2002, compared to approximately $529,000, or 2% of our revenue during the nine months ended August 31, 2003. We made our collection assessment during the quarter ended May 31, 2003, based on such customer's publicly filed information. This assessment included the consideration of AMEX's May 23, 2003 trading halt of the customer's securities, and its eventual filing for bankruptcy protection on June 16, 2003. See "—Bad Debt Expense".

        Offsetting the net revenue declines recognized during the nine months ended August 31, 2003, were increases in net revenue attributable to our recently launched online dating service, iMatchup.com, which accounted for $2.5 million, or 10% of consolidated net revenues for the nine months ended August 31, 2003, and net revenue from our recently launched LEC Billed Products and Services segment, of approximately $1.3 million, or 5% of consolidated net revenues for the nine months ended August 31, 2003. Both iMatchup.com and the LEC Billed Products and Services segment were inactive in the Fiscal 2002 comparable period.

        See "Transactions with Major Customers" and Securities and Exchange Commission mandated FR-60 disclosures following the "Liquidity and Capital Resources" section for a further discussion of the significant customer concentrations, critical accounting policies and estimates, and other factors that could affect future results.

        Our cost of sales during the nine months ended August 31, 2003 and August 31, 2002 were comprised of (1) direct and indirect marketing costs associated with the procurement and retention of consumers for our databases, including direct response email marketing costs, data and customer profile purchases, promotional costs and premium fulfillment costs, and (2) the related contingent-based sweepstakes indemnification expense, billing and collection fees and customer service costs.

        Our cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the nine month periods ended August 31, 2003 and August 31, 2002 are set forth below:

CONSOLIDATED COST OF SALES, BY SEGMENT, BY COMPONENT

	Nine Months Ended
	August 31, 2003	August 31, 2002	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce
Advertising, promotion and fulfillment costs
Email marketing and related delivery costs	$3,606,802	$3,751,632	$(144,830)	-4%
Data and profile purchases, and premium costs	4,619,059	5,429,576	(810,517)	-15%
Promotional, creative and other costs	285,765	134,872	150,893	112%

Total E-commerce Advertising	$8,511,626	$9,316,080	$(804,454)	-9%

Service Bureau fees
Contingent based prize indemnification costs	$371,730	$276,519	95,211	34%

Total E-commerce Cost of Sales	$8,883,356	$9,592,599	$(709,243)	-7%

Off-line Marketing Services
Advertising, promotion and fulfillment costs
Telemarketing, direct mail and related costs	$261,786	$387,376	$(125,590)	-32%

Total Off-line Marketing Cost of Sales	$261,786	$387,376	$(125,590)	-32%

LEC Billed Products and Services
Service Bureau fees
Service provision, billing and collection fees	$718,498	$—	718,498	100%

Total LEC Billed Cost of Sales	$718,498	$—	$718,498	100%

Consolidated Cost of Sales	$9,863,640	$9,979,975	$(116,335)	-1%

        Cost of sales on a consolidated basis remained relatively constant, with a decrease of $0.1 million, or 1%, to $9.9 million for the nine months ended August 31, 2003 from $10 million in the comparable prior year period.

        A combination of several offsetting factors contributed to the net decrease in cost of sales. We recognized an approximate $0.8 million decrease in data, profile and premium costs. Such decrease was primarily attributable to decreases in premium costs of approximately $2 million, offset by increases in data and profile costs of approximately $1.2 million. The premium cost decline was related to our loss of a significant customer, which customer's enrollment-based marketing program offered a premium to entice enrollments. We discontinued conducting business with this significant customer in the fourth quarter of Fiscal 2002. Therefore, Fiscal 2003 was not burdened with such premium obligation costs. Offsetting such decrease was an increase in the cost of consumer data and profile acquisitions, both directly associated with our current year increased website activities, specifically the iMatchUp.com website, the "Atlas" websites, PrizeAmerica.com and other newly introduced websites. The net decrease of $0.8 million discussed above was offset by billing, collection and customer service costs of approximately $0.7 million associated with our LEC Billed Product activities, which activities were dormant during the nine months ended August 31, 2002.

        Our gross profit in terms of dollars, on a segmental basis, and our gross profit percentage, on a segmental basis, for each of the nine month periods ended August 31, 2003 and 2002 are set forth below:

CONSOLIDATED GROSS PROFIT, BY SEGMENT

	For the Nine Months Ended
	August 31, 2003	August 31, 2002	Change inc(dec) $$$	Change inc(dec) %%%
E-commerce	$12,830,488	$20,661,356	$(7,830,868)	-38%
Off-line Marketing services	1,755,439	3,198,350	(1,442,911)	45%
LEC Billed products and services	593,533	—	593,533	100%

CONSOLIDATED TOTALS	$15,179,460	$23,859,706	$(8,680,246)	-36%

CONSOLIDATED GROSS PROFIT PERCENTAGES, BY SEGMENT

	For the Nine Months Ended
			Absolute percentage change inc(dec)	Relative percentage change inc(dec)
	August 31, 2003	August 31, 2002
E-commerce	59.1%	68.9%	-9.8%	-14.2%
Off-line Marketing services	87.0%	89.2%	-2.2%	-2.4%
LEC Billed products and services	45.2%	0.0%	45.2%	100.0%

CONSOLIDATED GROSS PROFIT PERCENTAGE	60.6%	70.5%	-9.9%	-14.0%

        Consolidated Gross Profit Percentage ("Gross Margin") as a percentage of net revenue was 60.6% during the nine months ended August 31, 2003, compared to 70.5% in the prior year's comparable fiscal period, representing an absolute percentage point decrease of 9.9%, or a 14% decrease on a relative basis.

        The decline in gross profit is primarily attributable to increased mailing costs due to an increase in volume mailed, coupled with a reduction in response rates, the addition of profile acquisition costs for its iMatchUp.com on-line dating site and the reintroduction of the LEC Billed Products and Services segment activity, which has a gross profit lower than our historical gross profit. The impact on gross profit from the iMatchUp.com service results from the expensing of the customer acquisition during the current period, with the corresponding revenue being deferred, based on the terms of the enrolled member (i.e., one month, three month or annual memberships). The iMatchUp.com profiles that convert to billable members generally do so over a period subsequent to their month of acquisition. Therefore, we expect that these future conversions of profiles to billable members, coupled with the amortization of the revenue deferred at August 31, 2003, as well as the anticipated renewal revenues from such acquired customers, should allow us to report improved consolidated gross profit relationships in future fiscal quarters.

        Our Selling Expenses for each of the nine months ended August 31, 2003 and August 31, 2002 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

	For the periods: Nine Months Ended
	August 31, 2003	August 31, 2002	Change— inc(dec) $$$	Change— inc(dec) %%%
E-commerce
Fee share commissions	$3,457,055	$4,221,275	$(764,220)	-18%
Other commissions	—	1,407,222	(1,407,222)	-100%
Selling salaries and related expenses	1,162,379	1,246,089	(83,710)	-7%
Occupancy and equipment costs	—	22,715	(22,715)	-100%
Travel and entertainment	111,564	208,643	(97,079)	-47%

TOTAL Selling—E-commerce segment	$4,730,998	$7,105,944	$(2,374,946)	-33%

Off-line Marketing Services
Fee share commissions	$—	$—	—
Other commissions	—	—	—
Selling salaries and related expenses	796,014	1,422,871	(626,857)	-44%
Occupancy and equipment costs	45,623	97,524	(51,901)	-53%
Travel and entertainment	5,005	24,657	(19,652)	-80%

TOTAL Selling—Off-line segment	$846,642	$1,545,052	$(698,410)	-45%

Consolidated Totals	$5,577,640	$8,650,996	$(3,073,356)	-36%

        Selling expenses on a consolidated basis decreased approximately $3.1 million, or 36%, from $8.7 million during the nine months ended August 31, 2002, to $5.6 million during the nine months ended August 31, 2003. The decrease was primarily attributable to an approximate $2.2 million decrease in database fee share commissions and other sales based commissions. Such selling expense item's decreases were primarily related to the business conducted by us with a significant customer during the nine months ended August 31, 2002. This significant customer relationship ended in the fourth quarter of Fiscal 2002. We did not transact business with such customer during the nine and three-month periods ended August 31, 2003 and, accordingly, did not incur the related selling expenses. Additional selling expense reductions amount to approximately $0.7 million, and relate to a reduction in selling expenses attributable to the sale of our majority owned subsidiary, Montvale Management, LLC, on March 6, 2003. Such majority owned subsidiary was active for the entire nine months ended August 31, 2002.

        Our general and administrative expenses ("G&A") are principally comprised of (i) compensation costs and related expenses for executive, finance, information and operation systems, and general administration personnel, (ii) professional fees (which include legal; audit, accounting and tax; public relations; database management and consulting; and public company related printing costs), (iii) insurance costs, (iv) occupancy and other equipment rental costs, (v) site development, maintenance and modification costs related to our E-commerce segment, and (vi) all other general and miscellaneous corporate expense items.

        Our General and Administrative Expenses for each of the nine-month periods ended August 31, 2003 and August 31, 2002 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Consolidated General and Administrative Expenses, by segment, by component

	For the periods: Nine Months Ended
	August 31, 2003	August 31, 2002	Change— inc(dec) $$$	Change— inc(dec) %%%
E-commerce
Compensation costs and related expenses	$3,126,773	$3,396,693	$(269,920)	-8%
Professional fees	1,043,277	1,127,033	(83,756)	-7%
Insurance costs	382,761	345,445	37,316	11%
Occupancy and equipment costs	244,269	238,252	6,017	3%
Site development, maintenance and modifications	1,247,365	706,927	540,438	76%
All other G&A expenses	996,480	1,118,968	(122,488)	-11%

TOTAL G&A—E-commerce segment	$7,040,924	$6,933,318	$107,606	2%

Off-line Marketing Services
Compensation costs and related expenses	$—	$—	$—	0%
Professional fees	21,229	25,614	(4,385)	-17%
Insurance costs	—	2,355	(2,355)	-100%
Occupancy and equipment costs	—	—	—	0%
All other G&A expenses	691,351	1,086,940	(395,589)	-36%

TOTAL G&A—Off-line segment	$712,580	$1,114,909	$(402,329)	-36%

LEC Billed Products and Services
Compensation costs and related expenses	$268,325	$—	$268,325	0%
Insurance costs	32,847	—	32,847	0%
Occupancy and equipment costs	20,962	—	20,962	0%
All other G&A expenses	85,513	—	85,513	0%

TOTAL G&A—LEC segment	$407,648	$—	$407,648	0%

Corporate and other
Compensation costs and related expenses	$1,586,426	$1,618,517	$(32,091)	-2%
Professional fees	524,065	704,094	(180,029)	-26%
Insurance costs	410,608	345,792	64,816	19%
All other G&A expenses	449,231	499,522	(50,291)	-10%

TOTAL G&A—Corporate and other	$2,970,330	$3,167,925	$(197,595)	-6%

Consolidated Totals	$11,131,482	$11,216,152	$(84,670)	-1%

        General and Administrative expenses ("G&A") on a consolidated basis decreased approximately $0.1 million, or 1%, when comparing G&A of $11.2 million from the nine months ended August 31, 2002 to G&A of $11.1 million incurred during the nine months ended August 31, 2003. The decrease was attributable to offsetting activity within our segments as set forth in the following: (a) E-commerce segment increased approximately $108,000, primarily attributable to increases in the costs of the development, maintenance and modifications to our newly introduced, and existing, websites, offset by reductions in: (i) compensation costs (primarily from bonus reductions), (ii) professional fees (primarily from reduced litigation defense demand) and (iii) other E-commerce G&A expenses (primarily related to decreased activity within the segment resulting from revenue declines); (b) decreased Off-line Marketing Services segment expenses of approximately $402,000, attributable to the March 6, 2003 sale of our majority owned subsidiary, Montvale Management, LLC; (c) increased G&A costs associated with the LEC Billed Products and Services segment of approximately $408,000, with such segment being inactive in Fiscal 2002; and (d) decreases in Corporate and other segment of approximately $198,000, with such decrease being primarily attributable to reduced litigation defense demand.

        Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP ("FKIWSBR") provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. We incurred approximately $596,000 in legal fees from FKIWSBR during the nine months ended August 31, 2003.

Consolidated—Bad Debt Expense, by Segment

	For the periods: Nine Months Ended
	August 31, 2003	August 31, 2002	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce	$607,430	$487,447	$119,983	25%
Off-line Customer Acquisition Services	—	—	—	0%
LEC Billed Products and Services	—	—	—	0%
Corporate and other	—	—	—	0%

Consolidated Totals	$607,430	$487,447	$119,983	25%

        Bad Debt expense increased approximately $120,000, or 25% when comparing the nine months ended August 31, 2003 with the nine months ended August 31, 2002. The increase in bad debt expense resulted from our assessment of the risk of collection embedded in our customer base as a product of the processes described below.

        We continuously evaluate the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition and/or bankruptcy filings of our customers. As a result of this review process, we record bad debt provisions to adjust the related receivables' carrying amount to an amount that reflects their probable realizable value. Provisions for bad debts are also recorded resulting from the review of other factors, including (a) length of time the receivables are past due, and (b) historical experience. If circumstances related to specific customers change, our estimates for bad debt provisions could be further increased.

        During the nine months ended August 31, 2003, one of our major customers filed for bankruptcy protection. We charged approximately $300,000 of such customer's accounts receivable to the allowance. We had recognized $322,000 in bad debt expense for such customer during the three months ended February 28, 2003. The current nine-month period's bad debt expense relates to the risk of collection from bad debts as it relates to the balance of our customer base.

OTHER INCOME(EXPENSE)

        The components of our "Other income(expense)" for the nine months ended August 31, 2003 and 2002 are set forth below:

	For the periods: Nine Months Ended
	August 31, 2003	August 31, 2002	change inc(dec) $$$	change inc(dec) %%%
Other income (expense):
Interest expense	$(18,425)	$(27,633)	$9,208	-33%
Interest income and dividends	377,779	584,404	(206,625)	-35%
Realized gains on sale of marketable securities	4,068	85,821	(81,753)	-95%
Realized gain on sale of subsidiary	1,165,000	—	1,165,000	100%
Other non-operating income:
			—
Talk.com Arbitration Settlement	—	2,314,121	(2,314,121)	-100%
P.M. Thomas Arbitration Settlement	—	(2,710,000)	2,710,000	-100%
Other miscellaneous income(expense)	(61,283)	48,992	(110,275)	-225%
Liquidation proceeds on prior year impairment loss	—	125,000	(125,000)	-100%
Minority interest (income) loss	(137,567)	(279,731)	142,164	-51%

Total Consolidated Other Income (Expense)	$1,329,572	$140,974	$1,188,598	843%

        Consolidated Other Income (Expense) increased approximately $1.2 million, from approximately $0.1 million for the nine months ended August 31, 2002, to approximately $1.3 million for the nine months ended August 31, 2003.

        The primary factors contributing to the net increase, in the order of the table set forth above, are as follows:

          (a)   a decrease in interest and dividend income of approximately $207,000 resulting from continuing decreases in the interest rates available on short-term commercial paper during the nine months ended August 31, 2003 when compared to the nine months ended August 31, 2002;

          (b)   a decrease in gains realized through sales of marketable securities approximating $82,000 in the nine months ended August 31, 2003 when compared to realized gains in the nine months ended August 31, 2002;

          (c)   an increase in realized gains of approximately $1.2 million arising form the sale of Montvale Management, LLC (see Note 10 to the attached financial statements) and a reduction to Minority interest in (income) from such subsidiary; and

          (d)   a decrease in other non-operating income (expense) of approximately $230,000. The four components relating to this decrease are attributable to (i) a reduction to other income from the prior year's arbitration award settlement of $2.3 million from Talk.com. In the prior year we were successful in our legal action taken against such former significant customer yielding said settlement, no arbitration awards were recognized during the nine months ended August 31, 2003; (ii) an increase in other income attributable to the prior year's nine month period which included a $2.7 million arbitration award payment made by us, no arbitration payments were made during the nine months ended August 31, 2003; (iii) a decrease in other miscellaneous income arising out of residual payments received by us from prior year's terminated revenue streams, and (vi) $125,000 of liquidation proceeds recognized in the nine months ended August 31, 2002. The nine months ended August 31, 2003 did not include other income relating to the receipt of liquidation proceeds.

PROVISION FOR INCOME TAXES

        The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. The Company believes that it has adequately provided for tax-related matters. The Company is subject to examination by taxing authorities in various jurisdictions. Matters raised upon audit may involve substantial amounts and could be material. Management considers it unlikely that resolution of any such matters would have a material adverse effect upon the Company's consolidated financial statements.

        The Company's effective income tax rate is a result of the combination of federal income taxes at statutory rates, and state taxes, subject to the effects of valuation allowances taken against the "realizability" of deferred tax assets, as well as reductions to valuation allowances taken in prior fiscal periods when available evidence indicate such adjustments are necessary. For the nine months ended August 31, 2003, the Company recorded a net income tax benefit of approximately $349,000, this represented an effective income tax rate of 43.2%. This effective tax rate is higher than the Company's historically recognized effective tax rate and resulted partially from the release of a prior year deferred tax asset valuation allowance related to capital loss carry-forwards, offset by tax expense at the state and foreign levels that did not benefit from the Company's consolidated pre tax loss.

        In the prior comparable period the Company had recorded income tax expense of approximately $1.4 million for the nine months ended August 31, 2002 on a pre-tax income of approximately $3.6 million. This equated to an effective tax rate of approximately 39%.

LIQUIDITY AND CAPITAL RESOURCES

        As of August 31, 2003, we had aggregate working capital of $37.6 million compared to aggregate working capital of $39.3 million as of November 30, 2002. We had available cash, cash equivalents and readily available marketable debt securities of $34.2 million as of August 31, 2003 compared to available cash, cash equivalents and readily available marketable debt securities of $36.3 million as of November 30, 2002. The approximate $2.1 million decrease in cash, cash equivalents and readily available marketable debt securities is primarily the result of $602,002 of cash provided by operating activities, offset by $1,338,839 used in the purchase of capital expenditures (which included the purchase of a building, located in Moncton, New Brunswick, Canada, for approximately $606,000) and the $1,021,318 used in the payment of a dividend to common shareholders during the nine months ending August 31, 2003.

        Our days-sales-outstanding ("DSO") in accounts receivable at August 31, 2003 was 49 days, compared to 53 days at May 31, 2003, 52 days at February 28, 2003, 45 days in the fourth quarter of Fiscal 2002, and 56 days in the prior year's comparable period. The decrease in the current quarter's DSO compared to the first quarter and second quarter of the current fiscal year, and the fourth quarter of the prior fiscal year relates to the improved collection cycles on our client billed business, partially offset by longer collection cycles attributable to our recently reinstated LEC Billed Products and Services segment activities. Our DSO may rise above 49 days in future fiscal periods primarily in the event of growth in revenues from the Company's LEC Billed Products and Services segment.

        The majority of our customers are extended 30-day credit terms. We continually monitor customer adherence to such terms and constantly strive to improve the effectiveness of our collection efforts with the goal of achieving a DSO in the 40-day range. Future fiscal periods might not reflect this goal of a 40-day DSO, and might exceed the 49-day DSO recognized in the nine month period ended August 31, 2003.

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

        In Fiscal 2000, we executed our on-line direct marketing strategy. Our future plans and business strategy continue to call for our Internet-based E-commerce segment to be our primary operating focus, with such segment generating the material portion of our revenues for the nine months ended August 31, 2003. We continue to invest considerable capital into our E-commerce segment. If the E-commerce segment's activities fail to generate sufficient revenue, we could realize a material adverse impact on our capital and liquidity resources resulting from expenditures necessary to generate such revenue, including, but not limited to, expenditures for (a) marketing campaigns, (b) product development costs, (c) site development and maintenance and related technology based costs, (d) potential on-line, and/or off-line, business acquisitions, (e) costs associated with developing alternative means of email promotion delivery, or (f) other unexpected and/or currently unidentifiable costs. During the three and nine month periods ended August 31, 2003, we expended approximately $63,000 and $1.3 million in capital expenditures, respectively, to support our E-commerce activities. Such expenditures included the purchase of property located in New Brunswick, Canada, through a wholly owned subsidiary, to house the business activities of such subsidiary. The purchase price for the land and building was $606,000 (US) and was settled in cash at closing on March 6, 2003. We continue to be obligated under operating leases on rental space in Canada through April 2005, for a total lease commitment of approximately $143,000. We currently intend to continue to occupy such property for the term of said leases. Such subsidiary was formed in December 2001, using the assets of a Canadian-based Internet technology company acquired by us at such time, which purchased the property previously mentioned. We believe this prior year acquisition will continue to decrease certain costs incurred by us relative to our reliance on third parties in the provision of e-mailing services and other Internet hosting services and data maintenance costs. Since the date of such asset acquisition, we have recognized certain cost savings due to this wholly owned subsidiary. The continued realization of these cost savings will require continued capital expenditures by the wholly owned subsidiary. Should the business climate, Internet operating environment or technology environment change significantly, we could be faced with circumstances that would limit or prevent our utilization of these capital expenditures, which could subject us to non-cash asset impairment charges at that time.

        In March 2003, we sold our majority owned subsidiary, Montvale Management LLC ("Montvale"), to Mortgage Industry Consultants, LLC ("MIC") for $1.6 million, plus our investment. The terms of the agreement included an initial payment of $1 million (received in March 2003) followed by an additional $600,000 to be paid in 24 monthly installments of $25,000 each. As of October 15, 2003, six installments were received. In May 2003, we received approximately $299,000, representing our GAAP basis capital account in such majority owned subsidiary as at November 30, 2003. We also entered into a two year Media Purchase Agreement whereby we agreed to provide certain media lead generation and related services to the continuing owners of Montvale for consideration of $40,000 per month over the term of the agreement. As of October 15, 2003, Montvale has abided by the payment terms of the agreement. We had obtained our 51% interest in September of 1999 through an initial investment of approximately $50,000. Based on management's assessment of Montvale's future cash flows, after taking into consideration Montvale's increased obligations with respect to the note obligations due us, we have deemed it prudent to defer recognition of income on the unpaid portion of the note. Recognition will take place in future periods under the cost recovery method.

        Our Internet business plan and strategy prompted us to terminate the active marketing of our legacy products and services in the fiscal year ended November 30, 1999. Accordingly, this legacy activity has contributed in a significantly decreasing degree to our cash flows and results of operations for the three-year fiscal period, December 1, 1999 to November 30, 2002. This should be considered when using our historical results in evaluating future operations, cash flows and financial position. Nevertheless, we will continue to explore opportunities to offer other Off-line marketing services, and expect to expand our activities within our LEC Billed Products and Services segment.

        Under currently proposed operating plans and assumptions, management believes that projected cash flows from operations and available cash resources and working capital described above, will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. Our known identifiable short-term and long-term obligations are described below in the "Obligations and Commitments" disclosure as required by the Securities and Exchange Commission's (the "Commission") Release Nos. 33-8056 and 34-45321 and FR-61, as issued on January 22, 2002.

        Additionally, as we seek to further extend our reach into the E-commerce and LEC Billed product and service arenas, as well as identifying new and other consumer oriented products and services in the off-line arena, we may use existing cash reserves, enter into long-term financing arrangements, or employ other means to finance such diversification, none of which is specifically identifiable or measurable at this time.

  OBLIGATIONS AND COMMITMENTS

        We are not aware of any specific factors, outside of those described in the following table, and those "potential factors" described in the "Critical Accounting Policy and Accounting Estimate Discussion" which follows the Liquidity and Capital Resource discussion, that are reasonably likely to cause a material impact, either positive or negative, on our liquidity trends. Additionally, we do not have off-balance sheet arrangements, other than those described in the following table, and do not engage in trading activities involving non-exchange traded contracts.

        A summary table of future contractual obligations is set forth below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year— September 1, 2003 to November 30, 2003	1 to 3 years— December 1, 2003 to November 30, 2006	4 to 5 years— December 1, 2006 to November 30, 2008
Long-term Debt Obligations:	$—	$—	$—	$—
Capital Lease Obligations:	—	—	—	—
Operating Leases:
Domestic	953,625	84,525	869,100	—
Foreign (Canada)	117,310	17,596	99,713	—
Unconditional Purchase Obligations:
None	—
Other Long-term Obligations:	—	—	—	—

Total Contractual Cash Obligations	$1,070,935	$102,121	$968,813	—

        RELATED PARTIES

        Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP ("FKIWSBR") provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. FKIWSBR legal services are billed on an arms length transaction basis. We incurred approximately $95,000 and $596,000, respectively, in legal fees from FKIWSBR during the three and nine-month periods ended August 31, 2003.

TRANSACTIONS WITH MAJOR CUSTOMERS

        During the three and nine months ended August 31, 2003, we had five customers in our E-commerce segment which, in combination, accounted for approximately $2.6 million and $6.7 million of consolidated net revenue, respectively, or 31.2% and 26.6% of consolidated net revenues. Approximately $1.4 million, or 31.9% of consolidated net accounts receivable, was attributable to such major customer group as of August 31, 2003. Such major customers accounted for 12%, 7%, 5%, 4% and 3% of consolidated net revenue for the three months ended August 31, 2003, and 9%, 7%, 5%, 3% and 2% of consolidated net revenue for the nine months ended August 31, 2003. Regarding the balance of our customer base, no single customer had net revenues that equaled or exceeded 3% of consolidated net revenues for the three and nine-month periods ended August 31, 2003.

        We continued to conduct business with all such five major customers as of October 15, 2003. The customer that accounted for 2% of our net revenues for the nine months ended August 31, 2003 filed for bankruptcy protection in June 2003. We charged approximately $300,000 of such customer's accounts receivable to the allowance. After the application of the allowance increase, we have completely reserved the customer's entire accounts receivable balance. In the three and nine months ended August 31, 2002, we had five customers in its E-commerce segment which, in combination, accounted for approximately $5.2 million and $18 million of consolidated net revenues, respectively, or 49% and 53% of consolidated net revenues, respectively, and approximately $4.5 million, or 65% of consolidated accounts receivable as of August 31, 2002.

CRITICAL ACCOUNTING POLICY AND ACCOUNTING ESTIMATE DISCUSSION

        In accordance with the Commission's Release Nos. 33-8040 and 34-45149 and FR-60 issued in December 2001, referencing the Commission's statement "regarding the selection and disclosure by public companies of critical accounting policies and practices", we have set forth below what we believe to be the most pervasive accounting policies and estimates that could have a material effect on our Company's results of operations and cash flows, if general business conditions or individual customer financial circumstances change in an adverse way relative to the policies and estimates used in the attached financial statements or in any "forward looking" statements contained herewith.

FACTORS THAT COULD EFFECT FUTURE RESULTS

Continuation of trend relative to decreasing revenues and increasing overhead

        The following chart and subsequent discussion provide the details of a known trend in revenue deterioration, and the effect of the potential continuation of such trend.

        Our quarterly net revenues for the prior eight quarterly periods are set forth in the table below:

Quarterly period ended	net revenue	% change from previous quarter
November 30, 2001	$14,050,493
February 28, 2002	12,370,897	-11.95%
May 31, 2002	10,804,538	-12.66%
August 31, 2002	10,664,246	-1.30%
November 30, 2002	10,203,244	-4.32%
February 28, 2003	9,117,229	-10.64%
May 31, 2003	7,422,604	-18.59%
August 31, 2003	8,503,267	14.56%

        Our quarterly overhead, which is the combination of selling expenses, general and administrative expenses, and bad debt expense, for the prior eight quarterly periods are set forth in the table below:

Quarterly period ended	Selling expense	G&A expense	Bad Debt expense	Total Overhead
November 30, 2001	$2,783,638	$3,185,320	$1,083,826	$7,052,784
February 28, 2002	3,168,568	3,578,591	329,334	7,076,493
May 31, 2002	2,370,775	3,949,851	109,172	6,429,798
August 31, 2002	3,133,682	3,665,681	48,941	6,848,304
November 30, 2002	2,799,663	4,057,299	106,428	6,963,390
February 28, 2003	2,319,559	4,206,037	336,188	6,861,784
May 31, 2003	1,777,890	3,978,704	153,860	5,910,454
August 31, 2003	1,480,191	2,946,741	117,382	4,544,314

        Should the trend of quarterly decreases in net revenue, as recognized to May 31, 2003, continue in future quarterly fiscal periods, and the corresponding overhead environment remain stable, or be subject to increases necessary to generate revenues, our liquidity trends, as recorded in the three months ended August 31, 2003, could reverse and our capital resources could be adversely affected.

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

        Certain obligations are recorded at the time revenue is recognized. They include costs payable to other on-line, as well as off-line, advertisers for registered user acquisitions and consumer data, database fee sharing costs under third party database use agreements, email message delivery costs, contingent based prize indemnification coverage (for potential free on-line lottery winners), estimated premium fulfillment costs related to the respective promotion and all other variable costs directly associated with completing our obligations relative to the revenue being recognized. Our actual premium fulfillment estimates have varied from that which were accrued at the time of recording the related revenue. We treat this as a change in management's estimate, and take the additional cost, or benefit, on the accrual adjustment in the quarter that the variance is determined. The nine months ended August 31, 2003 included a benefit of approximately $507,000 on the adjustment of the premium fulfillment from November 30, 2002.

        Should the Internet operating landscape change resulting in (a) higher costs of acquiring consumer data and registered users for our websites; (b) higher costs of acquiring data for our marketing partners, compromising such marketing partners' ability to maintain adequate databases to allow for continued third party database use agreements; (c) the InfiKnowledge asset acquisition failing to reduce the cost of our email delivery activities and web development and web hosting service costs, or us being required to depend on third party emailing service bureaus, to a degree higher than that currently recognized, to provide an increased portion of our commercial email delivery at a cost in excess of anticipated internally generated costs, or other third party influence on our ability to deliver email messages to the records in our databases, or the records in our marketing affiliates' databases; (d) our contingent-based prize indemnification premiums for indemnification coverage increasing due to an increase in the number of prize winners at the sites, as a result of the insurance industry in general, or other currently unknown factors; (e) our accruals for fulfillment obligations arising out of promotions proving to be less than the actual redemptions processed in subsequent fiscal periods; or (f) unpredictable technology changes or commercial technology applications; then, if any one, or a combination, of the above factors were to materialize we could suffer material deterioration in future fiscal period revenue growth and gross margins, and, therefore, our profitability, cash flows and capital resources could be materially adversely affected.

        Revenue recognition is also subject to provisions based on the probability of collection of the related trade accounts receivable. We continuously evaluate the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition, or bankruptcy filings, of our customers. As a result of this review process, we record bad debt provisions to adjust the related receivables' carrying amount to an estimated realizable value. Provisions for bad debts are also recorded due to the review of other factors, including the length of time the receivables are past due, historical experience and other factors obtained during the conduct of collection efforts. If circumstances change regarding our specific customers on an individual basis, or if demand for Internet direct marketing softens, or if the U.S. economy stumbles, our estimates for bad debt provisions could be further increased, which could adversely affect our operating margins, profitability, cash flows and capital resources.

CONTINUATION OF MAJOR CUSTOMERS, MAJOR CUSTOMER IMPAIRMENT, AND
DISPOSITION OF MAJORITY-OWNED SUBSIDIARY

        During the nine months ended August 31, 2003, we had five customers in our E-commerce segment which, in combination, accounted for approximately $6.7 million, or 27% of consolidated net revenues during the period, and approximately $1.4 million, or 32% of consolidated net accounts receivable as of August 31, 2003. The five major customers accounted for 9%, 7%, 5%, 3% and 2% of consolidated net revenue for the nine months ended August 31, 2003. Regarding the balance of our customer base, no single customer had net revenues that equaled, or exceeded, 2% of consolidated net revenues for the nine months ended August 31, 2003.

        We continued to conduct business with four of the five major customers as of October 15, 2003. The customer who accounted for 2% of our net revenues for the nine months ended August 31, 2003 filed for bankruptcy protection in June 2003. Pursuant to the filing, we fully reserved the major customer's accounts receivable.

        In March 2003, we sold our interest, in our majority owned subsidiary, Montvale Management LLC, for $1.6 million, plus our investment. Pursuant to the terms of the sale, we received $1 million in cash at closing on March 7, 2003. Additionally, we received a note from the Purchaser for $600,000, payable in 24 monthly installments of $25,000. We have also received approximately $299,000, representing our GAAP basis capital account in such majority subsidiary as at November 30, 2002. We also entered into a two year Media Purchase Agreement whereby we agreed to provide certain media lead generation and related services to the continuing owners of Montvale for consideration of $40,000 per month over the term of the agreement. We estimate that the cash flow from the Media Purchase Agreement will equal or exceed the cash flows surrendered pursuant to the disposition of the majority owned subsidiary.

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

MARKET FLUCTUATION AND DEBT REPAYMENT RISK OF MARKETABLE SECURITIES
INVESTMENT PORTFOLIO

        We maintain an investment portfolio that is managed by prominent financial institutions. The portfolio includes high-grade corporate commercial paper and auction rate securities, and common stock equities, all of which are held for varying periods of time, pursuant to maturity dates, market conditions and other factors. The fair value of our investments in the common stock of publicly traded companies as of August 31, 2003 amounted to approximately $1.4 million. These investments are subject to market price volatility, in addition to the potential for business failure at the company level. Moreover, due to the economic downturn and difficulties that may be faced by some of the companies in which we have investments, our investment portfolio could be further impaired by the failure of such companies to fulfill their responsibility of adhering to the repayment of principal upon maturity. Additionally, our cash flows and interest income could be negatively impacted by continued Federal Reserve Bank interest rate reductions.

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

        Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

        The Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires us to describe briefly any material pending legal proceedings to which we are a party or of which any of our property is subject. The Exchange Act further provides that no information need be given with respect to any proceeding that involves primarily a claim for damages if the amount involved, exclusive of interest and costs, does not exceed 10 percent of our current assets. We believe that all of the claims made against us to date are either without merit or will ultimately result in a judgment against us (if at all) in an amount less than 10% of our current assets. Nevertheless, as the plaintiff in the Wingler action is seeking damages in excess of 10% of our current assets, and as certain of the remaining legal claims made against us fail to specify an amount of damages being sought by the plaintiff, and as there is a potential that the ultimate damages awarded in a claim could exceed such 10% threshold, in compliance with the Exchange Act, we listed below the Wingler action, as well as all legal claims made against us for which no amount of damages has been specified. The Qwest action seeks damages against us in an amount slightly less than 10% of our current assets. The Hellyer action seeks damages against us in an amount slightly less than 6% of our current assets.

        Mavies Wingler—On or about May 9, 2001, Mavies Wingler commenced an action against Group Lotto, Inc. ("GLI"), one of our wholly owned subsidiaries, in the Circuit Court of Logan County, West Virginia. Ms. Wingler claims to have picked the winning numbers entitling her to $10 million. On June 8, 2001, the action was removed to the United States District Court, Southern District of West Virginia, and is entitled Wingler v. Grouplotto, Inc., Docket Number 2:01—CV—518. At the end of 2002, Ms. Wingler's attorney withdrew, and she is now representing herself. We and GLI have a contract of indemnification with SCA Promotions, Inc. to be indemnified for prizes paid out to qualified winners. GLI winners are required to produce the Group Lotto Entry Notification form ("GLEN") within a specified period of time after matching a drawing's winning numbers in order to qualify for receipt of the appropriate prize winnings. We do not believe that there is any merit to Ms. Wingler's claim and intend to vigorously continue our defense thereof. Earlier this year, we filed a motion for summary judgment dismissing the complaint.

        In September 2003, the Magistrate Judge assigned by the Court to review and recommend on the motion, issued a report recommending that the complaint be dismissed. Ms. Wingler has objected to the report. The Court is to rule on the report and the objection.

        James Hellyer—On or about June 20, 2003, pro se Plaintiff, James Hellyer commenced an action against Traffix, Inc. and its principals in the Court of Common Pleas in Licking County, Ohio. Mr Hellyer claims to have been grievously injured by the receipt of three (3) electronic mail messages offering him credit card services and seeks $2.5 million in damages. We filed a Motion to Dismiss the action for failure to state a claim upon which relief may be granted on September 8, 2003. We believe that Mr. Hellyer's complaint is entirely without merit and we intend to continue vigorously defending this action.

        Plasmanet—On November 21, 2002, Plasmanet, Inc., one of our competitors, commenced an action alleging patent infringement and misappropriation of trade secrets. Plasmanet, Inc. v. Apax Partners, Inc., et al., Case No. 02 Civ 9290 (S.D.N.Y.). Plasmanet operates a website, FreeLotto.com, which is similar to one operated by GLI. Plasmanet alleges that on September 24, 2002 it obtained a patent for a "Free Remote Lottery System" and that we infringed this patent. In addition, Plasmanet asserts that trade secrets were contained in a private placement memorandum and that we misappropriated these trade secrets after we were allegedly shown such private placement memorandum by an agent of Plasmanet's investment banker. The complaint seeks injunctive relief and unspecified money damages. We believe there is no merit to the claims and intend vigorously to defend against them. We have also asserted counterclaims, inter alia, to declare Plasmanet's patent invalid.

        Qwest Communications—Qwest Communications, Inc. has notified us of an indemnification claim relating to a class action filed against Qwest in Minnesota, Bindner v. LCI International Telecom Corp. et al., District Court of Minnesota, County of Sibley, Case No. C0-00-242. In that action, plaintiffs claim that in late 1999 into mid-2000, they were misled when they were solicited to change their long distance carrier to Qwest. They assert that they were not told that they would have to stay at certain hotels and pay their regular rates as part of a promotion, which offered them free airline tickets. We introduced the promotion ("Fly Free America") to Qwest, and had been retained by Qwest to operate the telemarketing campaign. In or about May 2000, we and Qwest entered into an agreement terminating our contract and settling the amount due us (the "May 2000 Agreement"). The May 2000 Agreement contained language which Qwest claims obligates us to indemnify Qwest for any loss it may sustain by reason of this class action. We maintain that we have no liability in the matter. Fraud claims in the class action have been dismissed, leaving breach of contract and false advertising claims. The court has recently certified the class and Qwest is defending the action.

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

        Columbia House/Rydel—In or about August 2002, Columbia House, one of our clients, notified us of an indemnification claim relating to a class action filed against Columbia House, among others, in Illinois, Rydel v. Comtrad Industries, Inc. et al., Circuit Court of Cook County, Illinois, No. 02 CH 13269. In that action, plaintiff claims to have received unsolicited commercial e-mail from, among others, Columbia House, in violation of Illinois law. Columbia House advised us that it believes that the email in question was not approved by Columbia House when it was sent, and asserted a claim for indemnification against us pursuant to our contract. We and Columbia House agreed to defer resolution of the indemnification claim (and reserved each of our respective rights). Columbia House is defending against the class action. Its motion to dismiss the complaint has been denied.

        In or about January 2003, we were named as a defendant in the Rydel class action. In an additional count in the complaint, the plaintiff asserted that we violated the Illinois Consumer Fraud and Deceptive Business Practices Act by providing to a co-defendant a list of consumers who had consented to receive commercial e-mails when, the complaint alleges, they had not. The complaint sought injunctive relief and unspecified damages. Our motion to dismiss the complaint was granted in June 2003, and the plaintiff has filed an appeal. We believe that there is no merit to the claim, and, in the event the dismissal of the claim is reversed on appeal, we intend to vigorously defend against it.

        As stated above, we are unable to determine the ultimate outcomes of any of the foregoing claims, and, accordingly, no provision for loss has been recorded in the unaudited financial statements included in this Report.

GOVERNMENT REGULATION

        Various state laws exist, and federal legislation is currently pending, that limit our ability to deliver commercial e-mail messages to consumers. There are presently no federal laws that explicitly regulate sending unsolicited e-mail. The pending federal bills and existing state laws require that certain "opt-out" procedures be included in e-mails and prohibit "false routing" or "fictitious address" information. Existing state, and pending federal, laws require functioning return e-mail addresses and that valid postal addresses be included by the senders of commercial e-mail messages. Some states require an "ADV" label in the subject line, and proscribe false header or misleading subject lines. Recently enacted California State regulations require that email recipients provide direct consent to receive advertisements from the advertiser. Attorneys General and/or consumers are given authority to enforce the state laws. Over half the states have enacted legislation affecting the sending of unsolicited commercial e-mail. If strict federal legislation is subsequently written into law, with its terms specifically limiting our ability to market our offers, we could potentially realize a material adverse impact in future fiscal period net revenue growth, and therefore, profitability and cash flows could be adversely affected.

        In September 2003, we received a Civil Investigative Demand issued by the Attorney General of Missouri. The investigation inquires into the merchandising practices of Traffix in connection with the sale or advertisement of certain goods and services through the GroupLotto.com sweepstakes promotional website. The Investigative Demand requests the production of documents relevant to its inquiry and we are presently in the process of formulating our response. We believe we are in full compliance with Missouri law and regulations and intend to cooperate with the Attorney General's office.

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

        Any changes in the Internet operating landscape that materially hinder our current ability and/or cost to deliver commercial e-mail messages to the consumer records in our databases, and the consumer records in the databases of our affiliates, could potentially cause a material impact on net revenue and gross margin and, therefore, our profitability and cash flows could be adversely affected.

Item 5.    Other Information

        On September 22, 2003, the Company's Board of Directors declared a dividend out of the Company's surplus of $0.08 per share on the outstanding shares of the Company's common stock for the quarter ended August 31, 2003. Such dividend is payable on or about November 10, 2003 to holders of record of such shares at the close of business on November 1, 2003. On August 10, 2003, we paid a dividend to shareholders of record of our common stock as of August 1, 2003, also in the amount of $0.08 per share. The amount and record dates of future quarterly dividends, if any, will be reviewed and determined by the Board of Directors.

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits.

Exhibit Number
3.1.1	Articles of Incorporation of the Company, as amended(1)
3.1.2	Amendment to the Articles of Incorporation of the Company(2)
3.2	By-Laws of the Company(3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*

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

(b)
Reports on Form 8-K.

        On July 15, 2003, we filed a Current Report on Form 8-K incorporating our fiscal quarter's earnings release. Other than the foregoing, we did not file any reports on Form 8-K during the third quarter of the fiscal year ending November 30, 2003.

FORWARD LOOKING INFORMATION

        This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, words like "intend", "anticipate", "believe", "estimate", "plan" or "expect", as they relate to us, are intended to identify forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date of this Quarterly Report, but no assurances can be given that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAFFIX, INC.

Date: October 15, 2003	By:	/s/ JEFFREY L. SCHWARTZ Jeffrey L. Schwartz Chairman and CEO

Date: October 15, 2003	By:	/s/ DANIEL HARVEY Daniel Harvey Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number
3.1.1	Articles of Incorporation of the Company, as amended(1)
3.1.2	Amendment to the Articles of Incorporation of the Company(2)
3.2	By-Laws of the Company(3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*

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

QuickLinks

ITEMS IN FORM 10-Q
TRAFFIX, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
TRAFFIX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)
TRAFFIX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
TRAFFIX, INC. AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 4. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX