Form 10-K
period 2003-11-30
TRAFFIX INC
filed 2004-03-01
CIK 1000297

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-27046

TRAFFIX, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3322277 (I.R.S. Employer Identification No.)
One Blue Hill Plaza Pearl River, New York (Address of principal executive offices	10965 (Zip Code)

Registrant's telephone number, including area code: (845) 620-1212

	Title of Class	Exchange on Which Registered
Securities registered pursuant to Section 12(b) of the Act:	Common Stock $.001 Par Value	NASDAQ National Market
Securities registered pursuant to Section 12(g) of the Act:	Common Stock $.001 Par Value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The number of shares outstanding of the Registrant's common stock is 12,974,868 (as of 2/17/04). The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $56,267,000 (as of 2/17/04, based upon a closing price of the Company's Common Stock on the Nasdaq National Market on such date of $5.61).

DOCUMENTS INCORPORATED BY REFERENCE

        None.

TRAFFIX, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2003

ITEMS IN FORM 10-K

		Page
Facing page
Part I
Item 1.	Business	2
Item 2.	Properties	10
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	13
Part II
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	14
Item 6.	Selected Financial Data	15
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	N/A
Item 8.	Financial Statements and Supplementary Data	47
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	N/A
Part III
Item 10.	Directors and Executive Officers of the Registrant	48
Item 11.	Executive Compensation	51
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54
Item 13.	Certain Relationships and Related Transactions	56
Item 14.	Controls and Procedures	56
Item 15.	Principal Accountant Fees and Services	57
Part IV
Item 16.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	57
Signatures		59

FORWARD LOOKING INFORMATION
MAY PROVE INACCURATE

        This Annual Report on Form 10-K, including without limitation the Business section and Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements and information relating to us that is based on our current beliefs, as well as current assumptions made by and information currently available to us. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.

Item 1. BUSINESS

Overview

        We are a leading on-line database marketing company that uses our on-line media network to generate leads, customers and sales for our proprietary product and service offers and our corporate client's product and service offers. We provide complete end-to-end marketing solutions for companies seeking to increase sales and customers through on-line marketing programs, and database development and enhancement programs. The services we offer include the development of a complete creative promotion to be used to market the client's product to consumers, broadcasting a promotion on-line in order to generate new customers for the client, delivery of data files from the results of campaigns, creating and hosting the customized websites or web pages necessary to effect the consumer transaction that drives the client's sales and generating comprehensive reporting in order for the client to analyze the effectiveness of a promotion. We use our websites, interactive games, surveys, banner advertisements, email marketing and database of permission-based, profiled records (and the on-line media of third parties) to generate the customers, sales and leads for our clients, and for our own product and service offers. We are paid by our clients primarily on a success-based model, in that we receive a fee for every lead, customer or sale generated for the client.

        In addition to our third party client-based revenue, we generate revenue directly from consumers from our own products and services. In Fiscal 2003, we expanded our line of "direct-to-consumer" products and services to include Internet based services, such as iMatchUp.com, our on-line dating service, and TXNet/WorldWebAccess, our ISP, VOIP and email products, which comprise our LEC Billed Product segment. These specific "direct-to-consumer" generated products and services accounted for approximately $5.5 million, or 17% of our revenue during the fiscal year ended November 30, 2003. Such services were inactive in Fiscal 2002.

        We also generate revenues from the sales and rentals (for use both on-line and off-line) of our proprietary, profiled databases.

Background

        From our inception in 1993 (under the name "Quintel Entertainment, Inc.") through 1999, we generated the bulk of our revenue from direct marketing using the traditional media of television, postal mail and telemarketing. In 2000, we repositioned our direct marketing business to the on-line media of the Web. Applying the marketing disciplines honed from our years of operating in the "off-line" media arena, we have been able to provide enhanced response-based results in a cost-efficient and scaleable manner via on-line marketing. In addition, as a result of our direct marketing background, we have been able to design on-line marketing programs to cost-effectively generate traffic and leads for traditional direct marketing media channels, such as inbound and outbound telemarketing and direct mail.

On-Line Marketing

        We own and operate multiple on-line properties, such as our free on-line sweepstakes group of sites (sponsored by our sweepstakes management subsidiary, PrizeDistributors, Inc.) including Prizeamerica.com and GroupLotto.com; our consumer credit site, AtlasCreditGroup.com; our automobile information and lead generation site, AtlasAutomotiveGroup.com; our DVD promotions site, Take 1 Entertainment.com; and our premier on-line dating service, iMatchup.com. We also operate a number of interactive games and promotions such as Direct Deposit Promotions and Prizecade.com. We generate traffic to our websites from cross marketing, marketing to our database and marketing on the media of third parties. Our Web properties and our marketing activities are designed to generate real-time response-based marketing results for our corporate clients, as well as for our own product and service offers. When visiting our on-line properties, consumers are given the opportunity to purchase, sign-up for, ask to be contacted regarding, or simply indicate an interest in, hundreds of offers for various products and services. Specifically, through these interactive Web properties we generate a variety of transactional results ranging from (a) Web traffic, (b) inbound telemarketing calls, (c) outbound telemarketing leads, (d) demographically/psychographically profiled lists of consumers, (e) highly-targeted customized response-based leads, (f) completed applications for products, and (g) sales of products and services.

        Websites.    Our PrizeDistributors, Inc. sponsored group of websites offers consumers the opportunity to win multiple game promotions of up to $1 million daily in our free, on-line sweepstakes. The sweepstake prizes are indemnified by an independent, third-party agency. In order to play, each consumer must provide complete and accurate registration information and agree to receive ("opt-in") marketing messages from us and our marketing partners. The interactive media on this group of websites include registration pages, banner advertisements and survey questions, the purpose of which is to generate web traffic, leads and sales. Revenue is generated at this group of websites from our own products and our corporate clients who pay for such traffic, leads and sales. We generate the bulk of our consumer traffic to this group of websites through proprietary and third party permission-based email marketing programs, banner advertisements and other online media.

        We own and operate several other websites such as AtlasCreditGroup.com, TheBargainSpot.com, AtlasAutomotive.com, Take 1 Entertainment.com, prizecade.com and jewelclaimcenter.com. Such websites are deployed to generate revenue for our clients in a similar manner as the PrizeDistributor, Inc. model described above. Each of these sites is designed to appeal to a specific consumer interest category that we matched with product promotions that appeal to such interest category.

        Email Marketing.    Each program that we market for our clients can be implemented not only through the websites, interactive games and "pop-ups" discussed above, but also, and often, through email marketing. We currently market to a vast database, which includes consumer data that is either owned by us or is managed by us under our revenue share arrangements.

FOR A FURTHER DISCUSSION OF RECENT BUSINESS AND LEGAL DEVELOPMENTS REGARDING THIS E-COMMERCE COMPONENT, AND EVENTS IMPACTING EMAIL MARKETING, SEE "MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

        Even after campaigns are fully implemented, we further analyze the marketing results to gauge whether the campaigns are continuing to generate adequate results for the client, whether the media is being utilized cost-efficiently, and to determine whether new and different copy is yielding better overall results. These are traditional direct-marketing disciplines that we apply and that we believe (when coupled with our proprietary databases, the other databases under our management and our delivery and reporting systems), distinguish us from many of our competitors in the on-line marketing industry.

        Syndication.    We expend a significant portion of our email resources to generate sales for our own products and services and for traffic to our websites. After we develop a campaign that works efficiently on our own media, we often "syndicate" the program to third-party media. Typically, we have expended time, media and other costs in developing certain campaigns. In exchange for this invested effort, we obtain the right to market those campaigns to other on-line media companies. We enter into agreements with these other on-line media companies to run the campaigns, generally on a fee-share arrangement. We believe such media companies obtain a benefit from receiving an immediately marketable, fully-packaged and tested marketing program. As a result, we believe we maintain the ability to leverage campaigns we have developed (including our own products and services) so that in future fiscal periods we can generate additional revenue with reduced costs and risks associated with such business extension.

TRAFFIX'S PRODUCTS AND SERVICES

        During the fiscal year ended November 30, 2002, we introduced the on-line marketing of our own products and services through the "Thanksmuch.com" website which sells gift items (such as DVD's, CD's and costume jewelry) directly to consumers. When a consumer selects a gift item and tenders his credit card, he is given the opportunity to purchase other, more valuable products and services at special discounts.

        We introduced several new business units during the year ended November 30, 2003, including an on-line dating program conducted over the Internet ("iMatchup.com") and Internet-based service products such as ISP and email accounts that are LEC Billed ("TXNet" and "WorldWebAccess, Inc."). These new business units are designed as monthly recurring revenue billing programs, such as membership to iMatchUp.com, our dating site.

        No assurances can be given, however, that these new sources of revenue will contribute material revenues and/or income from operations in future fiscal periods, if at all. During the fiscal years ended November 30, 2003 and 2002, the combination of all of these newly introduced services generated approximately $6.4 million and $1.3 million, respectively, or approximately 20% and 3%, respectively, of consolidated net revenue.

        Our expansion in, and dependence on, our on-line direct marketing efforts, coupled with the potential for state and/or federal legislation limiting our ability to contact consumers on-line (see
"—Government Regulations") should all be considered when referring to our current fiscal year's results, as well as prior year's historical results, in evaluating the potential for our future operations, cash flows, and financial position.

Segment Information

        During the fiscal year ended November 30, 2003, we generated revenue from the following segments: E-Commerce, Off-Line Marketing and LEC Billed Products. The E-Commerce segment currently represents the core of our business operations. Revenue in the E-Commerce segment is generated primarily from marketing of third party products and services on our websites and through email. The Off-Line Marketing segment consisted of revenue generated by us through off-line direct marketing channels, exclusively in Fiscal 2003 through our majority-owned subsidiary, Montvale Management, LLC, which was sold in Fiscal 2003. LEC Billed Products consist of our proprietary LEC billed products, known as TXNet ISP and WorldWebAccess, Inc. These products were introduced during the fiscal year ended November 30, 2003. During the fiscal year ended November 30, 2002, we only generated revenue from the E-Commerce and Off-Line Marketing segments. Historically, the Off-Line Marketing segment's activities consisted of telemarketing services used for the acquisition of long distance and wireless phone customers for various phone service providers. During the fiscal years ended November 30, 2003 and 2002, this segment consisted exclusively of our majority owned subsidiary, Montvale Management, LLC, and the revenues and expenses of Montvale's net branch services provided to qualified mortgage banking and lending institutions. During the fiscal year ended November 30, 2003 (specifically, in March 2003), we disposed of our interest in Montvale, all as more fully described in Note 1 to the attached financial statements. Historically, the LEC Billed Products segment represented telecommunications-related products and services marketed by us directly to consumers who were billed by local exchange carriers (LECs) on the consumer's telephone bill. This segment was inactive during the fiscal year ended November 30, 2002. Segment information is set forth in Note 14 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section hereof. For a more detailed discussion of our segment information, also see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

        We face intense competition in the marketing of products and services, particularly on the Internet. Many of our competitors are well established, have reputations for success in the development and marketing of services and have significant financial, marketing, distribution, personnel and other resources. We also compete with numerous smaller private companies that are willing to take extremely aggressive marketing risks that we are not comfortable taking. It is such marketing practices and other capabilities that permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets and introduce new services.

Insurance

        We maintain a general liability insurance policy that is subject to a per occurrence limit of $1 million with a $2 million aggregate limit and an umbrella policy covering an additional $10 million of liability. In addition, we maintain errors and omissions insurance with a limit of $5 million. We also maintain Directors and Officers liability insurance policies providing aggregate coverage of $12.5 million for legal costs and claims. Such insurance may not be sufficient to cover all potential claims and additional insurance may not be available in the future at reasonable costs, if at all.

Government Regulation

        As a direct-to-consumer marketing company we are subject to a variety of State and Federal laws and regulations designed to protect consumers that govern certain of our marketing practices.

        Federal legislation was signed into law, effective January 1, 2004, pre-empting all existing and pending state e-mail marketing legislation. The CAN-SPAM Act of 2003 requires that certain "opt-out" procedures, including, but not limited to, a functioning return e-mail address (and a time limit of ten (10) days to comply with all opt-out requests sent by consumers), be included in commercial e-mail marketing. The CAN-SPAM Act prohibits the sending of e-mail containing false, deceptive or misleading subject lines, routing information, headers and / or return address information. The CAN-SPAM Act does not permit consumers to file suit against e-mail marketers for violation of such Act. We believe that this may benefit us, as individuals will be more limited in their ability to file frivolous suits against us, as they have in the past. The Federal Trade Commission ("FTC") is empowered by the CAN-SPAM Act to enact regulations, within the next four (4) to twenty-four (24) months, that would implement certain provisions of the CAN-SPAM Act such as standardized subject line labeling, a "bounty" system to compensate consumers for being the first to report a spammer and a potential "do-not-spam registry." If the regulations promulgated by the FTC specifically limit our ability to market our offers, we could potentially realize a material adverse impact in future fiscal period net revenue growth, and, therefore, profitability and cash flows could be adversely affected.

        On September 26, 2003, we were served with a Civil Investigative Demand by the Missouri Attorney General's Office requesting certain documents and inquiring into our Company's merchandising practices in connection with games of chance available for entry at grouplotto.com. We have responded to the document and information requests and await a response from the Missouri Attorney General's Office.

Employees

        We currently employ 106 full-time employees, including five executive officers, and 4 part-time employees. We believe that our relations with our employees are satisfactory. None of our employees are represented by a union.

Available Information

        Our Internet address is www.traffixinc.com. We make available free of charge through such website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC.

        Any and all information found on our website is not part of this or any other report we file with or furnish to the SEC.

Continuation of trend relative to decreasing revenues and a stable or increasing overhead environment

        The following charts and subsequent discussion provide the details of a known trend in revenue deterioration, and the potential effects if such trend were to continue.

        Our quarterly net revenues for the prior nine quarterly periods are set forth in the table below:

Quarterly period ended	net revenue	% change from previous Quarter
November 30, 2001	$14,050,493
February 28, 2002	12,370,897	-11.95	%(1)
May 31, 2002	10,804,538	-12.66	%(1)
August 31, 2002	10,664,246	-1.30	%(1)
November 30, 2002	10,203,244	-4.32	%(1)
February 28, 2003	9,117,229	-10.64	%(1)
May 31, 2003	7,422,604	-18.59	%(1)
August 31, 2003	8,503,267	14.56%
November 30, 2003	7,345,752	-13.61%

(1)
Our majority owned subsidiary, Montvale Management, LLC, was sold in March 2003.
Such
subsidiary contributed to quarterly revenue as follows:

Quarter ended:
February 28, 2002	$866,408
May 31, 2002	$1,387,930
August 31, 2002	$1,876,069
November 30, 2002	$1,941,270
February 28, 2003	$2,211,731
May 31, 2003	$161,475

        We have been able to replace a portion of Montvale's revenue through: (a) the expansion of our direct-to-consumer based proprietary products and services; (b) the expansion of existing client relationships; and (c) new client contact strategies.

        Our quarterly overhead, which is the combination of selling expenses, general and administrative expenses, and bad debt expense, for the prior nine quarterly periods are set forth in the table below:

Quarterly period ended	Selling expense	G&A expense	Bad Debt expense	Total Overhead
November 30, 2001	$2,783,638	$3,185,320	$1,083,826	$7,052,784
February 28, 2002	3,168,568	3,578,591	329,334	7,076,493	(1)
May 31, 2002	2,370,775	3,949,851	109,172	6,429,798	(1)
August 31, 2002	3,133,682	3,665,681	48,941	6,848,304	(1)
November 30, 2002	2,799,663	4,057,299	160,428	7,017,390	(1)
February 28, 2003	2,319,559	4,206,037	336,188	6,861,784	(1)
May 31, 2003	1,777,890	3,978,704	153,860	5,910,454	(1)
August 31, 2003	1,480,191	2,946,741	117,382	4,544,314
November 30, 2003	918,284	2,515,042	(31,080)	3,402,236

(1)
Our majority owned subsidiary, Montvale Management, LLC, was sold in March 2003.
Such
subsidiary contributed to quarterly Selling and G&A expenses as follows:

Quarter ended:
February 28, 2002	$638,358
May 31, 2002	$890,686
August 31, 2002	$1,130,917
November 30, 2002	$1,233,823
February 28, 2003	$1,525,615
May 31, 2003	$33,607

        Should the trend of quarterly decreases in net revenue, as recognized to November 30, 2003, continue in future fiscal periods, and the corresponding overhead fails to proportionately decrease, our liquidity and our capital resources could be adversely affected.

Strategy to Return to Positive Revenue and Profit Trends

        In Fiscal 2003, we commenced execution of our strategy to increase our proprietary businesses that have recurring revenue streams and are billed directly to consumers (e.g., iMatchup). This implementation required the allocation of significant management, media and capital resources during the year. We believe that the execution of this strategy should position us for growth and profitability. We intend to continue the development of these business lines in Fiscal 2004. In addition, we intend to utilize other media channels besides the Internet (i.e., telemarketing, television and print) to grow our business.

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

        Certain revenue related obligations are recorded at the time revenue is recognized. They include costs payable to other on-line, as well as off-line, media companies for generating registered users and consumer data for us, database fee sharing costs under third party database use agreements, email message delivery costs, contingent based prize indemnification coverage (i.e., sweepstakes payout indemnification), estimated premium fulfillment costs related to a promotion and all other variable costs directly associated with completing our obligations relative to the revenue being recognized. Our actual premium fulfillment estimates have varied from that which were accrued at the time of recording the related revenue. This is deemed a change in management's estimate, and we take the additional cost, or benefit, on the accrual adjustment in the fiscal period that the variance is determinable. The fiscal year ended November 30, 2003 included a benefit of approximately $629,000 on the adjustment of the premium fulfillment accruals from November 30, 2002.

        Should the Internet operating landscape change resulting in (a) higher costs of acquiring consumer data and registered users for our websites; (b) higher costs of acquiring data for our marketing partners, compromising such marketing partners' ability to maintain adequate sized databases to allow for continued third party database use agreements; (c) the InfiKnowledge asset acquisition failing to reduce the cost of our email delivery activities and web development and web hosting service costs, or our being required to depend on third party emailing service bureaus, at a cost in excess of our anticipated costs, or other currently unknown third party influences on our ability to deliver email messages to the records in our databases, or the records in our marketing affiliates' databases; (d) our contingent-based prize indemnification premiums for indemnification coverage increasing due to an increase in the number of prize winners at the sites, or as a result of the insurance industry in general; (e) our accruals for fulfillment obligations arising out of promotions proving to be less than the actual redemptions processed in subsequent fiscal periods; or (f) unpredictable technology changes or commercial technology applications; then, if any one, or a combination, of the above factors were to materialize, we could suffer material deterioration in future fiscal period revenue growth and gross margins, and, therefore, our profitability, cash flows and capital resources could be materially adversely affected.

        Revenue recognition is also subject to provisions based on the probability of collection of the related trade accounts receivable. We continuously evaluate the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition, or bankruptcy filings, of our customers. As a result of this review process, we record bad debt provisions to adjust the related receivables' carrying amount to an estimated realizable value. Provisions for bad debts are also recorded due to the review of other factors, including the length of time the receivables are past due, historical experience and other factors obtained during the conduct of collection efforts. If circumstances change regarding our specific customers on an individual basis, or if demand for Internet direct marketing softens, our estimates for bad debt provisions could be further increased, which could adversely affect our operating margins, profitability, cash flows and capital resources.

Major Customers and Disposition of Majority-Owned Subsidiary

        During the fiscal year ended November 30, 2003, we had nine customers in our E-commerce segment which, in combination, accounted for approximately $10.7 million, or 33% of consolidated net revenues during such period, and approximately $1.6 million, or 40% of consolidated net accounts receivable as of November 30, 2003. The nine major customers accounted for 9.6%, 6.5%, 4.6%, 3.1%, 2.6%, 2.1%, 2.1%, 1.6% and 0.8% of consolidated net revenue for the year ended November 30, 2003. Regarding the balance of our customer base, no single customer had net revenues that equaled, or exceeded, 0.8% of consolidated net revenues for the year ended November 30, 2003. During the year ended November 30, 2003, our business model caused us to move away from significant single, or material multiple, customer reliance, and, therefore, has minimized the risk regarding singular customer loss. During the fiscal years ended November 30, 2002 and 2001, we had five and six major customers who accounted for 50% and 55% of revenue, respectively.

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

        Our revenues and profitability from operations have historically varied. Our revenues, cost of providing revenues, profit margins and overhead expenses have varied historically among segments, as well as on a consolidated basis. The revenue allocation among our segments in future periods will most probably be different than our current revenue allocation due to several factors, including consumer tastes, business opportunities, regulatory issues that may exist in future periods, and other currently unknown factors that could impact our revenue generating cycle or cost structure. Therefore, it is difficult to predict revenue and gross margin trends, and their corresponding impact on liquidity and capital resources. Actual trends may cause us to adjust our operating emphasis, which could result in continued period-to-period fluctuations in our results of operations. Historically, we have been able to rapidly react to changes in the business environment within which we operate. Management responded to these changes as deemed appropriate at the time of change, and as dictated by the nature of such changes. Management's reaction to such changes covered a broad range of business related adjustments, ranging from product mix repositioning and staff reductions, to entire business model overhauls. Based on our current operations and marketing methods, as well as the dynamic, ever changing status of the Internet marketing environment, it is conceivable that we would institute changes to our business practices in response to the potential of unforeseen changes in future fiscal periods. There can be no assurance that any such potential change in response to the above would be successful in its implementation, and there can be no assurance that any such implementation would benefit our operating margins, profitability, cash flows and capital resources.

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

Market Fluctuation and Debt Repayment Risk of Marketable Securities Investment Portfolio

        We maintain an investment portfolio that is managed by prominent financial institutions. The portfolio includes high-grade corporate commercial paper and auction rate securities, certificates of deposit, annuities and common stock equities, all of which are held for varying periods of time, pursuant to maturity dates, market conditions and other factors. The fair value of our investments in the common stock of publicly traded companies as of November 30, 2003 amounted to approximately $1.5 million. These investments are subject to market price volatility, in addition to the potential for business failure at the company level. Moreover, due to economic conditions, and difficulties that issuing companies may face, our investment portfolio could be impaired by the failure of such companies to timely repay principal upon maturity. Interest income, and corresponding cash flows could also be negatively impacted by continued Federal Reserve Bank interest rate reductions.

Our Company

        We were organized in 1993 under the laws of the State of Delaware as Quintel Entertainment, Inc. We changed our name to Quintel Communications, Inc. in 1998 and to Traffix, Inc. in 2000. Our executive offices are located at One Blue Hill Plaza, Pearl River, New York 10965, our Internet address is www.traffixinc.com, and our telephone number is (845) 620-1212.

Item 2. PROPERTIES

        We lease approximately 15,000 square feet of space at One Blue Hill Plaza, Pearl River, New York, all of which is currently used for our principal executive offices. The lease for such premises expires on July 31, 2006. The base rent is $26,875 per month for the remainder of the term of the lease. We own an office building in Dieppe, New Brunswick, Canada, acquired in Fiscal 2003, which houses the operations of our wholly-owned Canadian subsidiary, Infiknowledge, ULC. The Dieppe, New Brunswick property was purchased with cash and does not carry a mortgage. We also lease, under two separate lease agreements, approximately 8,480 square feet of space in Moncton, New Brunswick, Canada, which is also occupied by a wholly owned subsidiary, and is currently used for development and maintenance of our websites, and to house other data operations and the computer equipment used in our email delivery processes. The combined base rent is approximately $5,000 per month, with two locations that have lease expiration dates of April 30, 2004 and April 30, 2005. We also lease approximately 1,000 square feet of space in Woodmere, Long Island, New York, which is occupied by one of our wholly owned subsidiaries, and is currently used to house the sales and fulfillment operations of such entity. The base rent is $1,300 per month and the lease expires June 30, 2004. We intend to negotiate for the extension of those leases scheduled to expire in 2004, or, if we are unable to do so, to lease or acquire other similar space in close proximity to our existing space.

Item 3. LEGAL PROCEEDINGS

        The Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires us to describe briefly any material pending legal proceedings to which we are a party or of which any of our property is subject. The Exchange Act further provides that no information need be given with respect to any proceeding that involves primarily a claim for damages if the amount involved, exclusive of interest and costs, does not exceed 10% of our current assets. We believe that all of the claims made against us to date are either without merit or will ultimately result in a judgment against us (if at all) in an amount less than 10% of our current assets. Nevertheless, as the plaintiff in the Wingler action is seeking damages in excess of 10% of our current assets, and as certain of the remaining legal claims made against us fail to specify an amount of damages being sought by the plaintiff, and as there is a potential that the ultimate damages awarded in a claim could exceed such 10% threshold, in compliance with the Exchange Act, we listed below the Wingler action, as well as all legal claims made against us for which no amount of damages has been specified. The Qwest action seeks damages against us in an amount slightly less than 10% of our current assets.

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

        Plasmanet—On November 21, 2002, Plasmanet, Inc., one of our competitors, commenced an action alleging patent infringement and misappropriation of trade secrets. Plasmanet, Inc. v. Apax Partners, Inc., et al., Case No. 02 Civ 9290 (S.D.N.Y.). Plasmanet operates a website, FreeLotto.com, which is similar to one operated by GLI. Plasmanet alleged that on September 24, 2002 it obtained a patent for a "Free Remote Lottery System" and that we infringed this patent. In addition, Plasmanet asserted that trade secrets were contained in a private placement memorandum and that we misappropriated these trade secrets after we were allegedly shown such private placement memorandum by an agent of Plasmanet's investment banker. The complaint sought injunctive relief and unspecified money damages. We asserted counterclaims, inter alia, to declare Plasmanet's patent invalid. In December 2003, the complaint was dismissed with prejudice with respect to Plasmanet's patent infringement claim and our counterclaims, and without prejudice with respect to the misappropriation of trade secrets claim. Such misappropriation claim has been reasserted by Plasmanet in New York court (Sup. Ct. N.Y. Co., January 27, 2004, Index No. 60021-04). We believe there is no merit to the reasserted claim and intend vigorously to defend against it.

        Qwest Communications—Qwest Communications, Inc. has notified us of an indemnification claim relating to a class action filed against Qwest in Minnesota, Bindner v. LCI International Telecom Corp. et al., District Court of Minnesota, County of Sibley, Case No. C0-00-242. In that action, plaintiffs claim that in late 1999 into mid-2000, they were misled when they were solicited to change their long distance carrier to Qwest. They assert that they were not told that they would have to stay at certain hotels and pay their regular rates as part of a promotion, which offered them free airline tickets. We introduced the promotion ("Fly Free America") to Qwest, and had been retained by Qwest to operate the telemarketing campaign. In or about May 2000, we and Qwest entered into an agreement terminating our contract and settling the amount due us (the "May 2000 Agreement"). The May 2000 Agreement contained language which Qwest claims obligates us to indemnify Qwest for any loss it may sustain by reason of this class action. We maintain that we have no liability in the matter. Fraud claims in the class action have been dismissed, leaving breach of contract and false advertising claims. The court has certified the class and Qwest is defending the action.

        In November 2002, we commenced an arbitration against Qwest to recover certain amounts due us pursuant to the May 2000 Agreement. In December 2002, Qwest filed counterclaims in the arbitration relating to the Fly Free America program. Qwest asserts that we must indemnify Qwest for, among other things, fines and penalties amounting to approximately $1.5 million which Qwest claims it paid in connection with a number of consent decrees it entered into with various state attorneys general, an unspecified amount of attorneys' fees, and any and all expenses, penalties or other amounts Qwest becomes liable for in connection with the class action. Qwest also seeks reimbursement of approximately $3.1 million it paid us pursuant to the May 2000 Agreement. A panel of arbitrators was appointed in December 2003 and a preliminary conference was held in January 2004. After the conference, a schedule was established for substantive motions and for hearings in June 2004. The arbitrators also provided for exchanges of information in the arbitration subject to Qwest's right to seek to prevent such exchanges. Qwest has moved to prevent exchanges of information and we have opposed that motion. The motion is still in the briefing process and will be submitted to the arbitrators. We believe that there is no merit to Qwest's counterclaims and intend vigorously to defend against them, as well as to pursue our claim.

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

        Missouri Civil Investigative Demand—On September 26, 2003, we were served with a Civil Investigative Demand by the Missouri Attorney General's Office requesting certain documents and inquiring into our Company's merchandising practices in connection with games of chance available for entry at grouplotto.com. We have responded to the document and information requests and await a response from the Missouri Attorney General's Office.

        As stated above, we are unable to determine the ultimate outcomes of any of the foregoing claims or demands, and, accordingly, no provision for loss has been recorded in the financial statements included in this Report.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

        A Proxy Statement was mailed on or about August 11, 2003 to our stockholders of record as of August 4, 2003 in connection with our 2003 Annual Meeting of Stockholders, which was held on September 17, 2003 at our executive offices, One Blue Hill Plaza, Pearl River, New York. At the Meeting, the stockholders voted on two matters, both of which were approved.

        The first matter was the election of the members of the Board of Directors. The six directors elected and the tabulation of the votes (both in person and by proxy) were as follows:

Nominees For Directors	For	Against	Withheld
Jeffrey L. Schwartz	9,643,213	633,692	0
Andrew Stollman	9,643,213	633,692	0
Murray L. Skala	9,643,213	633,692	0
Edwin Levy	9,938,517	338,388	0
Lawrence Burstein	9,938,517	338,388	0
Jack Silver	9,938,517	338,388	0

        There were no broker held non-voted shares represented at the Meeting with respect to this matter.

        The second matter upon which the stockholders voted was the proposal to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as our independent certified public accountants for 2003. The tabulation of the votes (both in person and by proxy) was as follows:

For	Against	Abstentions
10,267,480	4,500	4,925

        There were no broker held non-voted shares represented at the Meeting with respect to this matter.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

        Our Common Stock trades on the Nasdaq National Market System. Since September 12, 2000, the date upon which we changed our name from Quintel Communications, Inc. to Traffix, Inc., our Common Stock has traded on the under the symbol "TRFX". Prior thereto, such Common Stock traded under the symbol "QTEL". The following table sets forth the high and low sales prices of the Common Stock as reported by Nasdaq for each full quarterly period within the two most recent fiscal years.

	HIGH	LOW
Fiscal Year Ended November 30, 2003
First Quarter	$3.60	$2.78
Second Quarter	3.43	2.53
Third Quarter	3.85	2.71
Fourth Quarter	5.46	2.84
Fiscal Year Ended November 30, 2002
First Quarter	$8.15	$5.30
Second Quarter	8.30	5.69
Third Quarter	6.10	3.50
Fourth Quarter	3.90	2.56

Security Holders.

        To the best of our knowledge, at February 17, 2004, there were 64 record holders of our Common Stock. We believe there are numerous beneficial owners of Common Stock whose shares are held in "street name."

Dividends.

        We have paid a dividend of $0.08 per share of our common stock in each of the fiscal quarters ended May 31, August 31, and November 30, 2003. The declaration of each of such dividends was approved by our Board of Directors upon the conclusion of each quarter. We can give you no assurances that our Board will declare any dividends in future fiscal periods. Any further declarations will depend upon our performance, the level of our then current and retained earnings and other pertinent factors relating to our financial position. You should not rely on any prior approvals of our Board as an indicator of its intent to approve the declaration of any dividends in the future.

Recent Sales of Unregistered Securities.

        On December 6, 2001, we consummated the acquisition of the assets of InfiKnowlege.com, Inc. for aggregate consideration of $1,150,000, a portion of which consisted of $687,500 of our common stock, or 117,522 shares, valued at $6.20 per share (the average closing prices of our stock for the period December 4 to December 10, 2001). In accordance with such Agreement, 39,174 of such shares were issued on December 6, 2003. The foregoing issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) of such Act as being transactions by an issuer not involving any public offering.

Item 6. SELECTED FINANCIAL DATA

        The following table presents our selected historical financial data for each of the years in the five year period ended November 30, 2003. The financial data set forth should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements.

Statement of Operations Data:

	Year Ended November 30,
	2003(1)	2002(1)	2001(1)(3)	2000(3)	1999
Net revenue	$32,388,852	$44,042,925	$32,209,410	$26,611,863	$42,839,840
Costs of sales	13,080,555	12,243,635	9,152,462	9,057,027	26,952,097
Gross profit	19,308,297	31,799,290	23,056,948	17,554,836	15,887,743
Selling, general and administrative expenses	20,142,448	26,724,110	15,699,829	11,562,640	10,881,156
Bad debt expense(2)	576,350	647,875	1,083,826	517,903	—

(Loss) income from operations	(1,410,501)	4,427,305	6,273,293	5,474,293	5,006,587
Interest expense	—	(101,385)	(5,900)	(286,655)	(70,701)
Other income, net	1,683,830	202,364	(2,574,694)	3,430,986	1,446,494

Income before provision for income taxes (benefit)	273,329	4,528,284	3,692,699	8,618,624	6,382,380
Provision for income taxes (benefit)	(147,571)	1,786,894	3,275,200	3,471,754	2,458,520

Net income	$420,900	$2,741,390	$417,499	$5,146,870	$3,923,860

Basic net income per share	$0.03	$0.21	$0.03	$0.35	$0.26

Diluted net income per share	$0.03	$0.19	$0.03	$0.33	$0.26

Common Shares outstanding
Basic	12,776,295	13,350,794	14,794,159	14,792,734	15,119,610
Diluted	13,085,297	14,247,450	15,396,619	15,494,663	15,241,662
Cash dividends per common share	$0.16	$—	$—	$—	$—

Balance Sheet Data:

	Year Ended November 30,
	2003	2002	2001	2000	1999
Working capital	$38,246,883	$39,344,095	$40,057,164	$40,178,773	$36,789,213
Total assets	49,950,537	51,190,993	52,742,584	52,198,843	57,277,279
Total liabilities	6,611,624	7,404,985	10,329,878	10,870,283	17,391,001
Stockholders' equity	43,338,913	43,786,008	42,412,706	41,328,560	39,886,278

Prior year presentations have been changed to conform to Fiscal 2003 presentation. These changes did not impact net income.

(1)
Effective September 1, 2001, our financial statements included Montvale Management, LLC as a consolidated majority owned subsidiary, which subsidiary was disposed of in Fiscal 2003 (see Note 1 to the Consolidated Financial Statements).

(2)
Bad debt expense increased over the five-year period presented above pursuant to a change in our customer mix and business model. For a detailed description of bad debt expense, see "Management's Discussion and Analysis of Financial Condition and Results of Operation", specifically the bad debt discussion included in the comparison of Fiscal 2002 with Fiscal 2001.

(3)
Basic and diluted earnings per share would not have been effected in the fiscal years ended November 30, 2001 and 2000, pursuant to the adoption regarding the accounting change for intangible assets made in Fiscal 2002.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements and information relating to us that are based on the current beliefs and expectations of Management, as well as assumptions made by and information currently available to us. When used in this Management's Discussion and Analysis, and elsewhere in this Form 10-K, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, as they relate to our Company are intended to identify forward-looking statements. Such statements reflect the current views of our Company's management, with respect to future events and are subject to certain risks, uncertainties and assumptions, which could cause the actual results to differ materially from those reflected in the forward-looking statements.

        The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

Overview

        We are a leading on-line database marketing company that uses our on-line media network to generate leads, customers and sales for our proprietary product and service offers and our corporate client's product and service offers. We provide complete end-to-end marketing solutions for companies seeking to increase sales and customers through on-line marketing programs, and database development and enhancement programs. The services we offer include the development of a complete creative promotion to be used to market the client's product to consumers, broadcasting a promotion on-line in order to generate new customers for the client, delivery of data files from the results of campaigns, creating and hosting the customized websites or web pages necessary to effect the consumer transaction that drives the client's sales and generating comprehensive reporting in order for the client to analyze the effectiveness of a promotion. We use our websites, interactive games, surveys, banner advertisements, email marketing and database of permission-based, profiled records (and the on-line media of third parties) to generate the customers, sales and leads for our clients, and for our own product and service offers. We are paid by our clients primarily on a success-based model, in that we receive a fee for every lead, customer or sale generated for the client.

        In addition to our third party client-based revenue, we generate revenue directly from consumers from our own products and services. In Fiscal 2003, we expanded our line of "direct-to-consumer" products and services to include Internet based services, such as iMatchUp.com, our on-line dating service, and TXNet/WorldWebAccess, our ISP, VOIP and email products, which comprise our LEC Billed Product segment. These specific "direct-to-consumer" generated products and services accounted for approximately $5.5 million, or 17% of our revenue during the fiscal year ended November 30, 2003. Such services were inactive in Fiscal 2002.

        We also generate revenues from the sales and rentals (for use both on-line and off-line) of our proprietary, profiled databases.

Background

        From our inception in 1993 (under the name "Quintel Entertainment, Inc.") through 1999, we generated the bulk of our revenue from direct marketing using the traditional media of television, postal mail and telemarketing. In 2000, we repositioned our direct marketing business to the on-line media of the Web. Applying the marketing disciplines honed from our years of operating in the "off-line" media arena, we have been able to provide enhanced response-based results in a cost-efficient and scaleable manner via on-line marketing. In addition, as a result of our direct marketing background, we have been able to design on-line marketing programs to cost-effectively generate traffic and leads for traditional direct marketing media channels, such as inbound and outbound telemarketing and direct mail.

On-Line Marketing

        We own and operate multiple on-line properties, such as our free on-line sweepstakes group of sites (sponsored by our sweepstakes management subsidiary, PrizeDistributors, Inc.) including Prizeamerica.com and GroupLotto.com; our consumer credit site, AtlasCreditGroup.com; our automobile information and lead generation site, AtlasAutomotiveGroup.com; our DVD promotions site, Take 1 Entertainment.com; and our premier on-line dating service, iMatchup.com. We also operate a number of interactive games and promotions such as Direct Deposit Promotions and Prizecade.com. We generate traffic to our websites from cross marketing, marketing to our database and marketing on the media of third parties. Our Web properties and our marketing activities are designed to generate real-time response-based marketing results for our corporate clients, as well as for our own product and service offers. When visiting our on-line properties, consumers are given the opportunity to purchase, sign-up for, ask to be contacted regarding, or simply indicate an interest in, hundreds of offers for various products and services. Specifically, through these interactive Web properties we generate a variety of transactional results ranging from (a) Web traffic, (b) inbound telemarketing calls, (c) outbound telemarketing leads, (d) demographically/psychographically profiled lists of consumers, (e) highly-targeted customized response-based leads, (f) completed applications for products, and (g) sales of products and services.

        Websites.    Our PrizeDistributors, Inc. sponsored group of websites offers consumers the opportunity to win multiple game promotions of up to $1 million daily in our free, on-line sweepstakes. The sweepstake prizes are indemnified by an independent, third-party agency. In order to play, each consumer must provide complete and accurate registration information and agree to receive ("opt-in") marketing messages from us and our marketing partners. The interactive media on this group of websites include registration pages, banner advertisements and survey questions, the purpose of which is to generate web traffic, leads and sales. Revenue is generated at this group of websites from our own products and our corporate clients who pay for such traffic, leads and sales. We generate the bulk of our consumer traffic to this group of websites through proprietary and third party permission-based email marketing programs, banner advertisements and other online media.

        We own and operate several other websites such as AtlasCreditGroup.com, TheBargainSpot.com, AtlasAutomotive.com, Take 1 Entertainment.com, prizecade.com and jewelclaimcenter.com. Such websites are deployed to generate revenue for our clients in a similar manner as the PrizeDistributor, Inc. model described above. Each of these sites is designed to appeal to a specific consumer interest category that we matched with product promotions that appeal to such interest category.

        Email Marketing.    Each program that we market for our clients can be implemented not only through the websites, interactive games and "pop-ups" discussed above, but also, and often, through email marketing. We currently market to a vast database, which includes consumer data that is either owned by us or is managed by us under our revenue share arrangements.

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

        Even after campaigns are fully implemented, we further analyze the marketing results to gauge whether the campaigns are continuing to generate adequate results for the client, whether the media is being utilized cost-efficiently, and to determine whether new and different copy is yielding better overall results. These are traditional direct-marketing disciplines that we apply and that we believe (when coupled with our proprietary databases, the other databases under our management and our delivery and reporting systems), distinguish us from many of our competitors in the on-line marketing industry.

        Syndication.    We expend a significant portion of our email resources to generate sales for our own products and services and for traffic to our websites. After we develop a campaign that works efficiently on our own media, we often "syndicate" the program to third-party media. Typically, we have expended time, media and other costs in developing certain campaigns. In exchange for this invested effort, we obtain the right to market those campaigns to other on-line media companies. We enter into agreements with these other on-line media companies to run the campaigns, generally on a fee-share arrangement. We believe such media companies obtain a benefit from receiving an immediately marketable, fully-packaged and tested marketing program. As a result, we believe we maintain the ability to leverage campaigns we have developed (including our own products and services) so that in future fiscal periods we can generate additional revenue with reduced costs and risks associated with such business extension.

TRAFFIX'S PRODUCTS AND SERVICES

        During the fiscal year ended November 30, 2002, we introduced the on-line marketing of our own products and services through the "Thanksmuch.com" website which sells gift items (such as DVD's, CD's and costume jewelry) directly to consumers. When a consumer selects a gift item and tenders his credit card, he is given the opportunity to purchase other, more valuable products and services at special discounts.

        We introduced several new business units during the year ended November 30, 2003, including an on-line dating program conducted over the Internet ("iMatchup.com") and Internet-based service products such as ISP and email accounts that are LEC Billed ("TXNet" and "WorldWebAccess, Inc."). These new business units are designed as monthly recurring revenue billing programs, such as membership to iMatchUp.com, our dating site.

        No assurances can be given, however, that these new sources of revenue will contribute material revenues and/or income from operations in future fiscal periods, if at all. During the fiscal years ended November 30, 2003 and 2002, the combination of all of these newly introduced services generated approximately $6.4 million and $1.3 million, respectively, or approximately 20% and 3%, respectively, of consolidated net revenue.

        Our expansion in, and dependence on, our on-line direct marketing efforts, coupled with the potential for state and/or federal legislation limiting our ability to contact consumers on-line (see "Business—Government Regulation") should all be considered when referring to our current fiscal year's results, as well as prior year's historical results, in evaluating the potential for our future operations, cash flows, and financial position.

Transactions with Major Customers

        Transactions with major customers and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) in our discussion of Critical Accounting Policy and Accounting Estimate Discussion (immediately following {1} previously mentioned) and (3) under the heading Transactions with Major Customers in Note 1 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section hereof and incorporated herein by reference.

BASIS OF PRESENTATION

        Certain amounts for the prior periods that are presented in the accompanying consolidated financial statements, and referred to in the discussions below, have been reclassified in order to conform to the current period presentation.

Segment Information

        During the fiscal year ended November 30, 2003, we generated revenue from the following segments: E-Commerce, Off-Line Marketing and LEC Billed Products. The E-Commerce segment currently represents the core of our business operations. Revenue in the E-Commerce segment is generated primarily from marketing of third party products and services on our websites and through email. The Off-Line Marketing segment consists of revenue generated by us through off-line direct marketing channels (which, in Fiscal 2003, consisted, exclusively of revenue generated by our majority-owned subsidiary, Montvale Management, LLC, which was sold in Fiscal 2003). The LEC Billed Products segment consisted of our proprietary LEC billed products, marketed under the brands TXNet ISP and WorldWebAccess, Inc. These products were introduced during the fiscal year ended November 30, 2003. During the fiscal year ended November 30, 2002, we generated revenue only from the E-Commerce and Off-Line Marketing segments.

        Historically, the Off-Line Marketing segment's activities consisted of telemarketing services used for the acquisition of long distance and wireless phone customers for various phone service providers. During the fiscal years ended November 30, 2002 and 2003, this segment consisted exclusively of our majority owned subsidiary, Montvale Management, LLC, and the revenues and expenses of Montvale's net branch services provided to qualified mortgage banking and lending institutions. During the fiscal year ended November 30, 2003 (specifically, March 2003), we disposed of our interest in Montvale, all as more fully described in Note 1 to the attached financial statements.

        Historically, the LEC Billed Products segment represented telecommunications-related products and services marketed by us directly to consumers who were billed by local exchange carriers (LECs) on the consumer's telephone bill. This segment was inactive during the fiscal year ended November 30, 2002. Segment information is set forth in Note 14 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section hereof.

RESULTS OF OPERATIONS

        Our net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the fiscal years ended November 30, 2003, 2002 and 2001 are set forth in the following tables:

Segment Data—Net Revenues, by Segment Component

Year Ended November 30,	2003	2002	2001
E-commerce components
iMatchUp.com dating sites	$3,946,442	$—	—
GroupLotto.com and other websites	11,970,259	12,589,401	7,082,587
Net branch commission fees	355,981	904,810	347,416
Email marketing programs	8,460,131	20,154,519	16,649,559
Data sales and rentals	2,031,973	3,383,079	2,389,116
Sales of jewelry and gifts	925,897	1,332,331	—
Internet game development and other	1,108,874	442,979	2,006,547

Total E-commerce	$28,799,557	$38,807,119	$28,475,225

Off-line Marketing Service components
Net branch commission fees	$2,017,225	$5,166,867	$521,123
Other off-line marketing	—	68,939	1,693,453

Total Off-line Marketing Services	$2,017,225	$5,235,806	$2,214,576

LEC Billed Products and Services components
TXNet/WWA LEC Products	$1,572,070	$—	$—
Other LEC Billed Services	—	—	1,519,609

Total LEC Billed Products and Services	$1,572,070	$—	$1,519,609

TOTAL CONSOLIDATED NET REVENUE	$32,388,852	$44,042,925	$32,209,410

        The following table sets forth for the periods indicated the percentage of net revenues represented by the certain items reflected in our statement of operations:

	Year Ended November 30,
	2003	2002	2001
Net Revenue	100.0%	100.0%	100.0%
Cost of Sales	40.4%	27.8%	28.0%
Gross Profit	59.6%	72.2%	71.6%
Selling, general and administrative expenses	62.2%	60.7%	48.7%
Bad debt expense	1.8%	1.5%	3.4%
Interest Expense	0.0%	0.2%	0.0%
Other Income (expense)	5.2%	0.5%	-8.0%
Net income	1.3%	6.2%	1.3%

        The following is a discussion of our financial condition and results of operations for the years ended November 30, 2003, 2002, and 2001, respectively. This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed herein. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Year Ended November 30, 2003 Compared to Year Ended November 30, 2002

        Our net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the fiscal years ended November 30, 2003 and 2002, are detailed in the following tables:

Segment Data—Net Revenues, by Segment Component

Year Ended November 30,	2003	2002	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce components
iMatchUp.com dating sites	$3,946,442	$—	$3,946,442	100%
GroupLotto.com and other websites	11,970,259	12,589,401	$(619,142)	-5%
Net branch commission fees	355,981	904,810	(548,829)	-61%
Email marketing programs	8,460,131	20,154,519	(11,694,388)	-58%
Data sales and rentals	2,031,973	3,383,079	(1,351,106)	-40%
Sales of jewelry and gifts	925,897	1,332,331	(406,434)	-31%
Internet game development and other	1,108,874	442,979	665,895	150%

Total E-commerce	28,799,557	38,807,119	(10,007,562)	-26%

Off-line Marketing Service components
Net branch commission fees	2,017,225	5,166,867	(3,149,642)	-61%
Other off-line marketing	—	68,939	(68,939)	-100%

Total Off-line Marketing Services	2,017,225	5,235,806	(3,218,581)	-61%

LEC Billed Products and Services components
TXNet and WWA LEC Products	1,572,070	—	1,572,070	100%

Total LEC Billed Products and Services	1,572,070	—	1,572,070	100%

TOTAL CONSOLIDATED NET REVENUE	$32,388,852	$44,042,925	$(11,654,073)	-26%

        Net Revenue decreased approximately $11.7 million, or 26%, to $32.4 million for the year ended November 30, 2003 from $44.0 million in the comparable prior year period. Four significant factors contributed to the net decline in consolidated revenue: (1) the loss of one of our significant customers in the fourth quarter of Fiscal 2002, which customer accounted for approximately $9.5 million, or 21.5%, of our revenue for the year ended November 30, 2002, and which customer contributed less than $0.1 million in revenue for the fiscal year ended November 30, 2003; (2) the sale of our majority-owned subsidiary (Montvale Management, LLC) during the quarter ended May 31, 2003, which subsidiary accounted for approximately $6.1 million, or 14% of our revenue during the year ended November 30, 2002, compared to $2.4 million during the year ended November 30, 2003, representing a $3.7 million, or a 61% decrease; (3) our complete cessation of recognizing revenue from one of our major customers in the quarter ended May 31, 2003 based on the absence of collection probability. Such customer, a public company, accounted for approximately $3.3 million, or 8% of our revenue during the year ended November 30, 2002, compared to approximately $0.5 million, or 2% of our revenue during the year ended November 30, 2003. We made our collection assessment during the quarter ended May 31, 2003, based on such customer's publicly filed information. This assessment included the consideration of AMEX's May 23, 2003 trading halt of the customer's securities, and its eventual filing for bankruptcy protection on June 16, 2003. See "—Bad Debt Expense"; and (4) a $3.8 million net revenue decrease in amounts earned in Fiscal 2003 from the remaining three major customers reported at November 30, 2002.

        Offsetting the above referenced net revenue declines of approximately $19.8 million were: (1) increases in net revenue of approximately $3.9 million, or 12% of consolidated net revenues for the year ended November 30, 2003, attributable to our online dating service, iMatchup.com, which was initially launched in the first quarter of Fiscal 2003; (2) increases in net revenue of approximately $1.6 million, or 5% of consolidated net revenues for the year ended November 30, 2003, attributable to our LEC Billed Products segment, which was reintroduced to our revenue mix in the first quarter of Fiscal 2003 and which was inactive in Fiscal 2002; and (3) increases in net revenue of approximately $3.0 million, or 8% of consolidated net revenues for the year ended November 30, 2003 attributable to increases in our revenue earned from new clients acquired in Fiscal 2003, and increased spending by other customers existing at November 30, 2002.

        See "—Transactions with Major Customers" and Securities and Exchange Commission recommended FR-60 disclosures following "—Liquidity and Capital Resources" for a further discussion of the significant customer concentrations, critical accounting policies and estimates, and other factors that could affect future results.

        Our cost of sales during the years ended November 30, 2003 and 2002 were comprised of (1) direct and indirect marketing costs associated with the acquisition and retention of consumers for our databases, including direct response email marketing costs, data purchases, promotional costs and premium fulfillment costs, and (2) contingent-based sweepstakes indemnification expense, billing and collection fees and customer service costs.

        Our cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the years ended November 30, 2003 and 2002, are set forth below:

Consolidated Cost of Sales, by Segment, by Component

Year Ended November 30,	2003	2002	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce
Advertising, promotion and fulfillment costs
Email marketing and related delivery costs	$4,525,931	$5,103,777	$(577,846)	-11%
Data and profile purchases, and premium costs	6,435,162	5,983,008	452,154	8%
Promotional, creative and other costs	366,115	191,960	174,155	91%

Total E-commerce Advertising	$11,327,208	$11,278,745	$48,463	0%

Service Bureau fees
Contingent based prize indemnification costs	$526,502	$345,559	180,943	52%

Total E-commerce Cost of Sales	$11,853,710	$11,624,304	$229,406	2%

Off-line Marketing Services
Advertising, promotion and fulfillment costs
Telemarketing, direct mail and related costs	$261,786	$619,331	$(357,545)	-58%

Total Off-line Marketing Cost of Sales	$261,786	$619,331	$(357,545)	-58%

LEC Billed Products and Services
Service Bureau fees
Service provision, billing and collection costs	$965,059	$—	965,059	100%

Total LEC Billed Cost of Sales	$965,059	$—	$965,059	100%

Consolidated Cost of Sales	$13,080,555	$12,243,635	$836,920	7%

Cost of sales on a consolidated basis increased $0.8 million, or 7%, to approximately $13.1 million for the year ended November 30, 2003, from approximately $12.2 million for the year ended November 30, 2002.

        A combination of several offsetting factors contributed to the net increase in cost of sales. We recognized an approximate $0.4 million increase in data, profile and premium costs. Such increase was attributable to increases in data and profile costs of approximately $2.5 million, offset by decreases in premium costs of approximately $2.1 million. The premium cost decline was related to our loss of a significant customer, which customer's enrollment-based marketing program offered a premium to entice enrollments. We discontinued conducting business with this significant customer in the fourth quarter of Fiscal 2002. Therefore, Fiscal 2003 was not burdened with such premium obligation costs. In addition, Fiscal 2003 received an approximate benefit of $0.6 million from the reversal of a portion of the prior year's related premium accrual. The increase in data and profile costs in Fiscal 2003 was mainly attributable to the cost of consumer data and profile acquisitions, both directly associated with our increased website activities, specifically at the iMatchUp.com website, the "Atlas" websites, PrizeAmerica.com and the PrizeDistributors.com newly introduced group of sites. Additional increases in the cost of sales were attributable to billing, collection and customer service costs of approximately $1.0 million associated with our LEC Billed Product activities, which activities were dormant during the fiscal year ended November 30, 2002. The above mentioned increases were offset by: (1) an approximate $0.6 million decrease in email marketing and delivery costs resulting from reduced mailing volumes and improved pricing arrangements with our third party email delivery vendors; and (2) a $0.4 million decrease in advertising promotion and fulfillment costs associated with the sale of our majority interest in Montvale Management, LLC in the second quarter of Fiscal 2003.

        Our gross profit in terms of dollars, on a segmental basis, and our gross profit percentage, on a segmental basis, for each of the years ended November 30, 2003 and 2002 are set forth below:

Consolidated Gross Profit, by Segment

Year Ended November 30,	2003	2002	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce	$16,945,847	$27,182,815	$(10,236,968)	-38%
Off-line Marketing services	$1,755,439	4,616,475	(2,861,036)	-62%
LEC Billed products and services	607,011	—	607,011	100%

CONSOLIDATED TOTALS	$19,308,297	$31,799,290	$(12,490,993)	-39%

Consolidated Gross Profit Percentages, by segment

Year Ended November 30,	2003	2002	Absolute percentage change inc(dec)	Relative percentage change inc(dec)
E-commerce	58.84%	70.0%	-11.2%	-15.9%
Customer Acquisition services	87.0%	88.2%	-1.2%	-1.3%
LEC Billed products and services	38.6%	0.0%	38.6%	100.0%

CONSOLIDATED GROSS PROFIT PERCENTAGE	59.6%	72.2%	-12.6%	-17.4%

        Consolidated Gross Profit Percentage ("Gross Margin") as a percentage of net revenue was 59.6% during the year ended November 30, 2003, compared to 72.2% in the prior year's comparable fiscal period, representing an absolute percentage point decrease of 12.6%, or a 17.4% decrease on a relative basis.

        The decline in gross profit is primarily attributable to increased data acquisition costs for our iMatchUp.com on-line dating site and increased marketing and related data acquisition costs for our other website properties and the reintroduction of the LEC Billed Products segment activity, which has a gross profit lower than our historical gross profit. The impact on gross profit from iMatchUp.com results from the expensing of the costs of customer acquisition during the current period (e.g. we pay a third party website a fee for its generating an iMatchUp free membership account), while recognition of the corresponding revenue is dependent upon whether or not a free account converts to a paying membership, the date of such conversion and the type of membership (i.e. one month, three month or annual memberships). The iMatchUp.com free profiles that convert to billable members generally do so over a period subsequent to their month of acquisition. Therefore, we expect that these future conversions of profiles to billable members, coupled with the amortization of the revenue deferred at November 30, 2003, as well as the anticipated renewal revenues from such acquired customers, should allow us to report improved consolidated gross profit relationships from iMatchUp in future fiscal quarters.

        Our Selling Expenses and General and Administrative Expenses for each of the years ended November 30, 2003 and 2002 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Segment Data—Selling Expenses

Consolidated Selling Expenses, by segment, by component

Year Ended November 30,	2003	2002	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce
Fee share commissions	$4,096,037	$5,711,535	$(1,615,498)	-28%
Other commissions	—	1,595,209	(1,595,209)	-100%
Selling salaries and related expenses	1,421,749	1,671,661	(249,912)	-15%
Occupancy and equipment costs	—	22,715	(22,715)	-100%
Travel and entertainment	131,496	243,789	(112,293)	-46%

TOTAL Selling—E-commerce segment	5,649,282	9,244,909	(3,595,627)	-39%

Off-line Marketing Services
Fee share commissions	—	—	—	0%
Other commissions	—	—	—	0%
Selling salaries and related expenses	796,014	2,048,015	(1,252,001)	-61%
Occupancy and equipment costs	45,623	143,959	(98,336)	-68%
Travel and entertainment	5,005	35,805	(30,800)	-86%

TOTAL Selling—Off-line segment	846,642	2,227,779	(1,381,137)	-62%

Consolidated Totals	$6,495,924	$11,472,688	$(4,976,764)	-43%

        Selling expenses on a consolidated basis decreased approximately $5.0 million, or 43%, from approximately $11.5 million during the year ended November 30, 2002, to approximately $6.5 million during the year ended November 30, 2003. The decrease was primarily attributable to an approximate $3.2 million decrease in database fee share commissions and other sales based commissions. Such selling expense item's decreases were primarily related to our ceasing to do business with a significant customer during the fourth quarter of Fiscal 2002. Additional selling expense reductions amounted to approximately $1.4 million, and related to a reduction in selling expenses attributable to the sale of our majority owned subsidiary, Montvale Management, LLC on March 6, 2003. Such majority owned subsidiary was active for the year ended November 30, 2002.

Segment Data—General and Administrative Expenses

        Our general and administrative expenses ("G&A") are principally comprised of (i) compensation costs and related expenses for executive officers, finance, information and operation systems, and general administration personnel, (ii) professional fees (which include legal; audit, accounting and tax; public relations; database management and consulting; and public company related printing costs), (iii) insurance costs, (iv) occupancy and other equipment rental costs, (v) site development, maintenance and modification costs related to our various active segments, and (vi) all other general and miscellaneous corporate expense items.

        Our General and Administrative Expenses for each of the years ended November 30, 2003 and November 30, 2002 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Consolidated General and Administrative Expenses, by segment, by component

Year Ended November 30,	2003	2002	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce
Compensation costs and related expenses	$4,102,192	$4,668,160	$(565,968)	-12%
Professional fees	1,336,416	1,408,053	(71,637)	-5%
Insurance costs	492,566	477,656	14,910	3%
Occupancy and equipment costs	320,351	347,170	(26,819)	-8%
Site development, maintenance and modifications	1,580,553	868,755	711,798	82%
All other G&A expenses	1,238,338	1,592,736	(354,398)	-22%

TOTAL G&A—E-commerce segment	$9,070,416	$9,362,530	$(292,114)	-3%

Off-line Marketing Services
Compensation costs and related expenses	$—	$—	$—	0%
Professional fees	21,229	32,312	(11,083)	-34%
Insurance costs	—	3,754	(3,754)	-100%
Occupancy and equipment costs	—	—	—	0%
All other G&A expenses	691,351	1,607,910	(916,559)	-57%

TOTAL G&A—Off-line segment	$712,580	$1,643,976	$(931,396)	-57%

LEC Billed Products and Services
Compensation costs and related expenses	$308,574	$—	$308,574	100%
Insurance costs	42,976	—	42,976	100%
Occupancy and equipment costs	27,113	—	27,113	100%
All other G&A expenses	96,273	—	96,273	100%

TOTAL G&A—LEC segment	$474,936	$—	$474,936	100%

Corporate
Compensation costs and related expenses	$1,557,307	$2,361,991	$(804,684)	-34%
Professional fees	705,012	747,864	(42,852)	-6%
Insurance costs	520,560	475,775	44,785	9%
All other G&A expenses	605,713	659,286	(53,573)	-8%

TOTAL G&A—Corporate	$3,388,592	$4,244,916	$(856,324)	-20%

Consolidated Totals	$13,646,524	$15,251,422	$(1,604,898)	-11%

        General and Administrative expenses ("G&A") on a consolidated basis decreased approximately $1.6 million, or 11%, when comparing G&A of approximately $15.3 million from the year ended

November 30, 2002 to G&A of approximately $13.6 million incurred during the year ended November 30, 2003. The decrease was attributable to the following: (a) decreased E-commerce segment expenses of approximately $0.3 million, primarily attributable to increases in the costs of the development, maintenance and modifications to our newly introduced, and existing, websites, offset by reductions in: (i) compensation costs (primarily from staff reductions coupled with reduced Fiscal 2003 year end bonuses, (ii) professional fees (primarily from reduced litigation defense demand) and (iii) other E-commerce G&A expenses (primarily reflecting the benefit of general cost reduction efforts undertaken in Fiscal 2003); (b) decreased Off-line Marketing Services segment expenses of approximately $0.9 million, attributable to the March 6, 2003 sale of our majority owned subsidiary, Montvale Management, LLC; (c) increased G&A costs associated with the LEC Billed Products segment of approximately $0.5 million, with such segment being inactive in Fiscal 2002; and (d) decreases in the Corporate segment of approximately $0.9 million, primarily attributable to reductions in the number of compensated officers resulting from a Fiscal 2002 officer resignation, coupled with the current year's absence of the $0.3 million related option repurchase compensation charge incurred in the fourth quarter of Fiscal 2002, and a Fiscal 2003 bonus reduction of approximately $420,000.

        In the fiscal year ended November 30, 2002, our subsidiary ThanksMuch.com, was served with a class action lawsuit in the State of California, Los Angles County, for damages associated with allegedly violating the State's Shipping and Handling laws. The suit was settled during the first six months of the year ended November 30, 2003. The costs regarding the settlement approximated $30,000, including plaintiffs' legal fees (exclusive of disbursements), with such costs being charged to operations, and included within general and administrative expenses, in the fiscal year ended November 30, 2003.

        Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP ("FKIWSBR") provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. We incurred approximately $733,000 in legal fees (exclusive of disbursements) from FKIWSBR during the year ended November 30, 2003.

Consolidated Bad Debt Expense, by segment

Year Ended November 30,	2003	2002	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce	$576,350	$647,875	$(71,525)	-11%
Off-line Customer Acquisition Services	—	—	—	0%
LEC Billed Products	—	—	—	0%
Corporate	—	—	—	0%

Consolidated Totals	$576,350	$647,875	$(71,525)	-11%

        Bad Debt expense decreased approximately $71,000, or 11%, to $576,000 in Fiscal 2003 from approximately $648,000 in Fiscal 2002.

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

        During the year ended November 30, 2003, one of our major customers filed for bankruptcy protection. This resulted in a write-off of approximately $622,000, of which $322,000 was charged to bad debt expense in Fiscal 2003 and an approximately $300,000 reduction to a previously recorded reserve. The balance of bad debt expense relates to the risk of collection from bad debts as it relates to the balance of our customer base.

Other Income (Expense)

        The components of "Other income (expense)" for the years ended November 30, 2003 and 2002 are set forth below:

Consolidated Other Income (Expense)

Year Ended November 30,	2003	2002	change inc(dec) $$$	change inc(dec) %%%
Other income (expense):
Interest expense	$—	$(101,385)	$101,385	-100%
Interest income and dividends	479,934	783,143	(303,209)	-39%
Realized gains on sale of marketable securities	19,730	76,607	(56,877)	-74%
Realized gain on sale of subsidiary	1,375,801	—	1,375,801	100%
Other non-operating income:
Talk.com Arbitration Settlement	—	2,342,123	(2,342,123)	-100%
P.M. Thomas Arbitration Settlement	—	(2,710,000)	2,710,000	-100%
Other miscellaneous income(expense)	(54,068)	(11,793)	(42,275)	358%
Liquidation proceeds on prior year impairment loss	—	125,000	(125,000)	-100%
Minority interest (income) loss	(137,567)	(402,716)	265,149	-66%

Total Consolidated Other Income (Expense)	$1,683,830	$100,979	$1,582,851	1568%

        Consolidated Other Income (Expense) increased approximately $1.6 million, from approximately $0.1 million in "net income" for the year ended November 30, 2002 to approximately $1.7 million of net income for the year ended November 30, 2003.

        The primary factors contributing to the net increase, in the order of the table set forth above, are as follows:

          (a)   We recognized a decrease in interest and dividend income of approximately $30,000 resulting from continuing decreases in the interest rates available on short-term commercial paper during the year ended November 30, 2003 when compared with interest rates available for short-term investment during the year ended November 30, 2002;

          (b)   We recognized a decrease in gains realized through sales of marketable securities approximating $57,000 in the year ended November 30, 2003;

          (c)   We recognized an increase in realized gains of approximately $1.4 million arising from the sale of Montvale Management, LLC (see Note 1 to the attached financial statements) and a reduction to Minority interest in (income) from such subsidiary; and

          (d)   We recognized a decrease in other non-operating income (expense) of approximately $201,000. The four components relating to this decrease are attributable to (i) a reduction to other income from the prior year's arbitration award settlement of $2.3 million from Talk.com and no arbitration awards being recognized during the year ended November 30, 2003; (ii) an increase in other income attributable to a $2.7 million arbitration award payment made by us in Fiscal 2002, with no arbitration payments made during Fiscal 2003; (iii) a decrease in other miscellaneous income arising out of residual payments received by us from prior year's terminated revenue streams; and (iv) $125,000 of liquidation proceeds recognized in the year ended November 30, 2002, with the year ended November 30, 2003 not including any other income relating to the receipt of liquidation proceeds.

PROVISION FOR INCOME TAXES

        We provide for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. A final adjustment is made to our provision for income taxes pursuant to the computation of our annual tax provision (benefit). Our current year's tax benefit approximates $148,000, coupled with pre tax income of approximately $273,000. This effective rate relationship, when compared to our historical effective rate of approximately 39% results from several offsetting factors. We recognized tax benefits from the use of approximately $1.4 million in previously devalued capital loss carryover deferred tax assets. Such prior year devalued capital loss deferred tax assets were utilized in Fiscal 2003 to offset the tax expense on the current year's capital gain income of approximately $1.4 million. Additionally, we benefited from state tax benefits partially offset by foreign income tax expense. See Note 9 to the Consolidated Financial Statements for further details of the tax expense(benefit), and deferred tax assets and liabilities. We are subject to examination by taxing authorities in various jurisdictions, and believe that we have adequately provided for all such tax liabilities. Matters raised upon audit from such jurisdictions may involve substantial amounts and could be material. Management considers it unlikely that resolution of any such matters would have a material adverse effect upon our consolidated financial statements.

Year Ended November 30, 2002 Compared to Year Ended November 30, 2001

        Our net revenues, on a segmental basis, and with the components of the individual segments, for each of the fiscal years ended November 30, 2002 and 2001, are set forth in the following tables:

Segment Data—Net Revenues, by Segment Component

Year Ended November 30,	2002	2001	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce components
GroupLotto and other websites	$12,589,401	$7,082,587	$5,506,814	78%
Net branch commission fees	904,810	347,416	557,394	160%
Email marketing programs	20,154,519	16,649,559	3,504,960	21%
Data sales and rentals	3,383,079	2,389,116	993,963	42%
Sales of jewelry and gifts	1,332,331	—	1,332,331	100%
Internet game development and other	442,979	2,006,547	(1,563,568)	-78%

Total E-commerce	38,807,119	28,475,225	10,331,894	36%

Off-line Marketing Service components
Net branch commission fees	5,166,867	521,123	4,645,744	891%
Other off-line marketing	68,939	1,693,453	(1,624,514)	-96%

Total Off-line Marketing Services	5,235,806	2,214,576	3,021,230	136%

LEC Billed Products and Services components
"900" Entertainment Service royalties	—	486,406	(486,406)	-100%
Enhanced Services, principally voice mail	—	884,373	(884,373)	-100%
Other LEC Billed Services	—	148,830	(148,830)	-100%

Total LEC Billed Products and Services	—	1,519,609	(1,519,609)	-100%

TOTAL CONSOLIDATED NET REVENUE	$44,042,925	$32,209,410	$11,833,515	37%

Consolidated Net Revenue increased approximately $11.8 million, or 37%, to approximately $44.0 million for the year ended November 30, 2002 from approximately $32.2 million in the year ended November 30, 2001. The primary component of the increase was attributable to an approximate $10.3 million increase in our E-commerce segment net revenues, combined with an increase of approximately $3 million in net revenue from our Off-line Marketing services segment. Such increases were partially offset by a decrease of approximately $1.5 million in our LEC Billed Product and Services legacy segment. The E-commerce segment revenue increase resulted from our increasing focus on generating revenue from our current core business, on-line direct marketing. We expect this segment to continue to represent the substantial part of our revenue in future fiscal periods. Nevertheless, we continue to assess the potential of revenue generation from off-line, conventional direct marketing activities and will implement that strategy if deemed beneficial for our Company. Currently, we are using our on-line databases to enhance third party off-line databases through the application of overlay technology, whereby databases are appended to one another, effectively increasing the depth of consumer related information within the appended database.

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

        In November 2002, we received an inquiry from the Federal Trade Commission questioning whether we needed to comply with the Graham Leach Bliley Act (privacy of consumer information for financial institutions) arising from Atlas Credit Group, one of our Internet subsidiaries. We responded by stating that we need not comply with the Graham Leach Bliley Act because Atlas Credit Group utilizes advertising from other financial institutions, but is not itself a financial institution as defined under the statute. We have not received any further comments from the Federal Trade Commission. ThanksMuch.com, LLC, another of our Internet subsidiaries, was served with a class action lawsuit in State Court in the County of Los Angeles, California, for damages associated with allegedly violating the State's Shipping and Handling laws. This suit was settled in Fiscal 2003. The settlement offers a $5.00 certificate to California consumers on future purchases of ThanksMuch products and provides a small payment for attorneys' fees.

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

        Any changes in the Internet operating landscape that materially hinders our ability and/or cost to deliver commercial email messages to the consumer records in our databases, and the consumer records in the databases of our affiliates, could potentially cause a material impact on net revenue and gross margin and, therefore, our profitability and cash flows could be adversely affected. Various state laws exist, and federal legislation is currently pending, that limit our ability to deliver commercial email messages to consumers. The Federal Trade Commission is convening a three-day workshop to review commercial e-mail practices. There are presently no federal laws that explicitly regulate sending unsolicited email. The pending federal bills and existing state laws require that certain "opt-out" procedures be included in emails and prohibit "false routing" or "fictitious address" information. Existing state, and pending federal, laws require functioning return e-mail addresses and that valid postal addresses be included by the senders of commercial email messages. Some states require an "ADV" label in the subject line, and proscribe false header or misleading subject lines. Attorneys General and/or consumers are given authority to enforce the state laws. If strict Federal legislation is subsequently written into law, with its terms specifically limiting our ability to market our offers, we could potentially realize a material adverse impact in future fiscal period net revenue, and therefore, profitability and cash flows could be adversely affected.

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

        Additional increases in our consolidated revenues were attributable to new sub-sets added to the E-commerce segment during the year ended November 30, 2002 when compared to the year ended November 30, 2001. The combined revenue resulting from the new sub-sets amounted to approximately $3.1 million and is detailed as follows: (a) approximately $0.9 million of such increase relates to our majority-owned subsidiary, Montvale Management, LLC, that provides services under a net branch agreement with licensed mortgage banking and brokerage companies in the acquisition of candidates for new mortgages and the refinancing of existing debt, which subsidiary also conducts the same services off-line and recorded approximately $5.2 million within our Off-line Marketing Services segment; (b) approximately $1.3 million of such increase relates to the on-line sales of jewelry and gifts by our new subsidiary, ThanksMuch, Inc., which was formed after the acquisition of the assets of a closely held private company on December 14, 2001, all as more fully described in Note 1 to the financial statements; (c) approximately $0.3 million of such increase relates to the Internet game development revenues generated by our new subsidiary, InfiKnowledge ULC, which was formed after the acquisition of the assets of a closely held private Canadian company on December 6, 2001, all as more fully described in Note 1 to the financial statements; and (d) the balance of such increase, or approximately $0.1 million, was attributable to a web marketing, design and development contract executed and completed by us during the three months ended February 28, 2002.

        The increases in revenues from our E-commerce segment and Off-line Marketing Services segment were partially offset by a decrease of approximately $1.5 million in revenues from our LEC Billed Products and Services segment. A portion of the decrease, or approximately $0.5 million, resulted from the expiration in the three months ended February 28, 2001, of certain agreements pursuant to which we had been paid a royalty fee (with virtually no corresponding costs) to refrain from conducting, marketing, advertising or promoting certain LEC Billed Products and Services. Fiscal 2002 did not include any revenue related to these services, but we do expect such segment to become active again during the first quarter of Fiscal 2003, resulting from the marketing of our products and services that will be billed to consumers on their phone bills through the LECs. The balance of the decrease in LEC Billed Product and Service segment revenue, or approximately $1.0 million, resulted from our elimination of billing voice mail services under our contract with the service bureau Federal Transtel, Inc. ("FTT") in October 2001. FTT has since filed for protection under the United States Bankruptcy Code.

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

        Our cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the years ended November 30, 2002 and 2001, are set forth below:

Consolidated Cost of Sales, by Segment, by Component

Year Ended November 30,	2002	2001	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce
Advertising, promotion and fulfillment costs
Email marketing and related delivery costs	$5,103,777	$4,046,881	$1,056,896	26%
Data purchases and premium costs	5,983,008	3,357,308	2,625,700	78%
Promotional, creative and other costs	191,960	115,322	76,638	66%

Total E-commerce Advertising	11,278,745	7,519,511	3,759,234	50%

Service Bureau fees
Contingent based prize indemnification costs	345,559	381,525	(35,966)	-9%

Total E-commerce Cost of Sales	11,624,304	7,901,036	3,723,268	47%

Off-line Marketing Services
Advertising, promotion and fulfillment costs
Telemarketing, direct mail and related costs	619,331	1,283,035	(663,704)	100%
Premium fulfillment costs	—	(89,009)	89,009	-100%

Total Off-line Marketing Cost of Sales	619,331	1,194,026	(574,695)	-48%

LEC Billed Products and Services
Service Bureau fees
Billing and collection fees	—	57,400	(57,400)	-100%

Total LEC Billed Cost of Sales	—	57,400	(57,400)	-100%

Consolidated Cost of Sales	$12,243,635	$9,152,462	$3,091,173	34%

        Cost of sales on a consolidated basis increased $3.1 million, or 34%, to approximately $12.2 million for the year ended November 30, 2002, from approximately $9.2 million in the year ended November 30, 2001.

        On a segmental level, our E-commerce segment cost of sales increased, on a net basis, approximately $3.7 million, or 47%, to $11.6 million during the year ended November 30, 2002, when compared to $7.9 million incurred in the prior year. Our continuing strategy of generating revenues primarily from direct marketing campaigns delivered on-line was the significant factor contributing to this increase. We realized marketing costs for email delivery of approximately $5.1 million in the year ended November 30, 2002, representing an increase of approximately $1.1 million, or 26%, when compared to approximately $4 million in email delivery costs incurred in the year ended November 30, 2001. In December 2001, we acquired the assets of a Canadian-based technology company (InfiKnowledge). We believe that the integration of Infiknowledge's assets, technology and human resources into our operations and email delivery platform will continue to reduce the unitary costs of our email promotions and serve to preserve and/or improve operating margins. See the preceding "Net Revenue" section for a further discussion of recent business and legal developments attributable to email marketing.

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

        The growth in fiscal 2002 premium costs to $1.5 million, when compared to approximately $158,000 incurred in fiscal 2001, resulted from us commencing a new long distance customer acquisition program for a major long distance company in October 2001. Customer acquisitions under the program were incentivized through the Company's issuance of premiums (fulfillment costs). The revenues generated from the new marketing agreement accounted for 21.5%, or approximately $9.5 million, of our total revenues in fiscal 2002, thereby having the correlative effect of increasing our "fulfillment costs" during such period. The fiscal year ended November 30, 2001, did not have a significant customer from which business a fulfillment cost arose.

        We use the services of an agency for the provision of indemnification coverage in the event the GroupLotto site produces a winner in one of its free on-line lottery games. The costs attributable to the provision of such indemnification coverage decreased in Fiscal 2002 approximately $36,000, or 9%, when compared with Fiscal 2001. The primary reason for this decrease was due to a slight decrease in the games played at the GroupLotto.com website during the year ended November 30, 2002 when compared to the year ended November 30, 2001.

        Our Off-line Marketing Services segment's cost of sales decreased approximately $0.6 million, or 48%, to approximately $0.6 million, when compared to approximately $1.2 million during the year ended November 30, 2001. The Fiscal 2002 Off-line Marketing Service segment's cost of sales result from our majority-owned-subsidiary, Montvale Management LLC, which was consolidated with our activities effective September 1, 2001. Prior to such consolidation, the subsidiary was primarily inactive. In the fiscal year ended November 30, 2001, our Off-line Marketing Services primarily consisted of a contingent marketing fee that became payable upon the settlement of related litigation, in which we were granted an arbitration award, thus triggering the contingency.

        The balance of the decrease in cost of goods sold relates to the LEC Billed Product and Service segment and amounted to a reduction of $57,400. This reduction resulted from our elimination of billing voice mail services under our contract with the service bureau Federal Transtel, Inc. ("FTT") in October 2001. FTT has since filed for protection under the United States Bankruptcy Code.

        Our gross profit in terms of dollars, on a segmental basis, and our gross profit percentage, on a segmental basis, for each of the years ended November 30, 2002 and 2001 are set forth below:

Consolidated Gross Profit, by segment

Year Ended November 30,	2002	2001	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce	$27,182,815	$20,574,189	$6,608,626	32%
Off-line Marketing services	4,616,475	1,020,550	3,595,925	352%
LEC Billed products and services	—	1,462,209	(1,462,209)	-100%

CONSOLIDATED TOTALS	$31,799,290	$23,056,948	$8,742,342	38%

Consolidated Gross Profit Percentages, by segment

Year Ended November 30,	2002	2001	Absolute percentage change inc(dec)	Relative percentage change inc(dec)
E-commerce	70.0%	72.3%	-2.3%	-3.1%
Off-line Marketing services	88.2%	46.1%	42.1%	91.3%
LEC Billed products and services	0.0%	96.2%	-96.2%	-100.0%

CONSOLIDATED GROSS PROFIT PERCENTAGE	72.2%	71.6%	0.6%	0.9%

        Consolidated Gross Profit ("Gross Margin") as a percentage of net revenue was 72.2% during the year ended November 30, 2002, compared to 71.6% in the year ended November 30, 2001, representing an absolute percentage point increase of 0.6%, or a 0.9% increase on a relative basis. On a segmental basis, our E-commerce segment realized a decrease in margin in Fiscal 2002 when compared to Fiscal 2001. The 2.3% absolute percentage point decrease resulted from our increased costs associated with data purchases (which are fully expensed at the time of receipt) and a significant increase in premium fulfillment obligation costs. We anticipate that the immediate expensing policy regarding data purchases could provide a margin improvement benefit in future fiscal periods through the continued marketing to such acquired data. The costs of premium fulfillment obligations related to our marketing of a program for a long distance service provider, with such costs approximating $1.5 million in the year ended November 30, 2002. We began marketing this premium fulfillment sensitive program in the fourth quarter of Fiscal 2001, pursuant to which we incurred approximately $158,000 in accrued premium fulfillment costs. Offsetting the decrease in gross margins, as described above, our gross margin benefited from the acquisition of the assets of Infiknowledge.com. The Infiknowledge asset acquisition allowed us to develop our own email delivery platform, through which we were able to decrease our reliance on third party email vendors. By decreasing this third party reliance, we were able to decrease the unitary costs relative to email delivery. Changes in the gross margins generated from our Off-line Marketing Services segment and LEC Product and Services segment primarily offset each other in terms of percentage changes. See the previous discussions of net revenues and cost of sales for a more detailed discussion of such segments.

        Our Selling Expenses and General and Administrative Expenses for each of the years ended November 30, 2002 and 2001 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Segment Data—Selling Expenses

Consolidated Selling Expenses, by segment, by component

Year Ended November 30,	2002	2001	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce
Fee share commissions	$5,711,535	$2,157,921	$3,553,614	165%
Other commissions	1,595,209	356,133	1,239,076	348%
Selling salaries and related expenses	1,671,661	1,372,934	298,727	22%
Occupancy and equipment costs	22,715	23,118	(403)	-2%
Travel and entertainment	243,789	244,913	(1,124)	0%

TOTAL Selling—E-commerce segment	9,244,909	4,155,019	5,089,890	122%

Off-line Marketing Services
Fee share commissions	—	—	—	0%
Other commissions	—	—	—	0%
Selling salaries and related expenses	2,048,015	87,573	1,960,442	2239%
Occupancy and equipment costs	143,959	191,211	(47,252)	-25%
Travel and entertainment	35,805	3,470	32,335	932%

TOTAL Selling—Off-line segment	2,227,779	282,254	1,945,525	689%

Consolidated Totals	$11,472,688	$4,437,273	$7,035,415	159%

        Selling expenses on a consolidated basis increased approximately $7 million, or 159%, from $4.4 million during the year ended November 30, 2001 to $11.5 million during the year ended November 30, 2002. The increase was attributable to increases of approximately $5.1 million in the E-commerce segment, and increases of approximately $1.9 million in the Off-line Marketing Services segment.

        The significant factors contributing to the increase in selling expenses were (a) increased fee share commissions incurred in our E-commerce segment of approximately $3.6 million; and (b) increased selling-based commissions and compensation costs ($1.2 million and $0.3 million, respectively) arising from the expansion of the E-commerce segment's sales force and selling activities.

        Regarding the increase in fee share commissions, during the fiscal year ended November 30, 2001, we significantly expanded the practice of marketing promotional offers on behalf of our marketing clients ("Clients") to third party databases on a fee share commission basis. The fee share commission relationship generally arises after we conclude a contractual arrangement with a Client pursuant to which we modify or develop the copy, offer form and promotional materials for the Client's product or service. We then test the promotion, and agree to deliver a minimum level of new customers, and/or targeted leads to the Client. Simultaneously with the execution of these contractual arrangements, we often obtain the rights from the Client to market its promotions to a list of third parties with whom we have marketing relationships (the "Third Parties"). We enter into contracts with each Third Party with whom we intend to market Client promotions. The terms of these agreements generally provide that the Third Party has the right to (i) approve the creative materials for each promotion, (ii) approve the timing of each promotion's mailing, (iii) terminate the contract on short notice, and (iv) reject any promotion for any reason. Each agreement also restricts the Third Party from doing business with the Client other than through our Company for the period of time covered by the agreement, and sets forth the terms of the Third Party's compensation. Payments are performance-based only and are either fixed fees paid for each customer or lead generated for the Client, or a revenue share that is a percentage of the revenue generated (after deduction for certain direct costs) by us for marketing that offer to the Third Party database. We utilize unique Universal Resource Locater identifier links ("URLs") when promotions are mailed to the Third Party database. It is the unique URL's that form the tracking mechanism by which the Client reports results to us, and we are able to account for revenue generated under the fee share arrangement with Third Parties. During the Fiscal year ended November 30, 2002, the Company significantly increased the number of third party databases and lists under management, which is the primary factor contributing to the increase in the fee share commissions expense category. Additionally, the other commission expense category increase was attributable to agency commissions paid on the sales to one of our largest customers, which customer is no longer conducting business with us, (see "—Transactions with Major Customers").

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

Segment Data—General and Administrative Expenses

Consolidated General and Administrative Expenses, by segment, by component

Year Ended November 30,	2002	2001	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce
Compensation costs and related expenses	$4,668,160	$2,558,010	$2,110,150	82%
Professional fees	1,408,053	853,050	555,003	65%
Insurance costs	477,656	532,901	(55,245)	-10%
Occupancy and equipment costs	347,170	284,148	63,022	22%
Site development, maintenance and Modifications	868,755	1,750,638	(881,883)	-50%
All other G&A expenses	1,592,736	740,883	851,853	115%

TOTAL G&A—E-commerce segment	9,362,530	6,719,630	2,642,900	39%

Off-line Marketing Services
Compensation costs and related expenses	—	217,327	(217,327)	-100%
Professional fees	32,312	158,821	(126,509)	-80%
Insurance costs	3,754	84,142	(80,388)	-96%
Occupancy and equipment costs	—	22,550	(22,550)	-100%
All other G&A expenses	1,607,910	55,050	1,552,860	2821%

TOTAL G&A—Off-line segment	1,643,976	537,890	1,106,086	206%

LEC Billed Products and Services
Compensation costs and related expenses	—	146,200	(146,200)	-100%
Insurance costs	—	84,142	(84,142)	-100%
Occupancy and equipment costs	—	22,549	(22,549)	-100%
All other G&A expenses	—	15,097	(15,097)	-100%

TOTAL G&A—LEC segment	—	267,988	(267,988)	-100%

Corporate and other
Compensation costs and related expenses	2,361,991	2,054,173	307,818	15%
Professional fees	747,864	1,183,800	(435,936)	-37%
Insurance costs	475,775	3,474	472,301	1360%
All other G&A expenses	659,286	495,601	163,685	33%

TOTAL G&A—Corporate and other	4,244,916	3,737,048	507,868	14%

Consolidated Totals	$15,251,422	$11,262,556	$3,988,866	35%

        General and Administrative expenses ("G&A") on a consolidated basis increased approximately $4 million, or 35%, when comparing G&A of $11.3 million for the year ended November 30, 2001 to G&A of $15.3 million for the year ended November 30, 2002. The net increase was attributable to (a) the E-commerce segment (approximately $2.6 million, or 66% of total increase), with such increase related to increased compensation costs, professional fees and other G&A, offset by a decline in maintenance costs associated with our web sites, all required to support the 37% increase in revenues generated by such segment during the year ended November 30, 2002, (b) the Off-line Marketing Services Segment (approximately $1.1 million, or 27% of total increase), with such increase related to G&A necessary to support the segment's growth in revenues from Montvale Management, LLC (our majority owned subsidiary) of approximately $0.9 million in Fiscal 2001 to approximately $6.1 million during Fiscal 2002, and (c) other corporate overhead (approximately approximately $0.5 million, or 13% of total increase) not specifically identified to our operating segments, with such cost increase including (i) directors and officers liability insurance, (ii) professional fees incurred in the defense of actions arising from legacy operations, and (iii) other non-allocable G&A. These overhead increases were partially offset by an approximate $0.3 million decrease in overhead attributable to our currently inactive LEC Billed Product and Services segment.

Consolidated Bad Debt Expense, by segment

Year Ended November 30,	2002	2001	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce	$647,875	$301,933	$345,942	115%
Off-line Marketing Services	—	—	—	0%
LEC Billed Products and Services	—	826,893	(826,893)	-100%
Corporate and other	—	(45,000)	45,000	-100%

Consolidated Totals	$647,875	$1,083,826	$(435,951)	-40%

        Bad Debt expense decreased approximately $0.4 million, or 40%, to approximately $0.6 million in Fiscal 2002 from approximately $1.1 million in Fiscal 2001.

        The reasons behind our increase in bad debt expense when comparing the fiscal year ended November 30, 1999 with bad debt expense realized in the years ended November 30, 2000 and 2001 is explained as follows. From our inception through the fiscal year ended November 30, 1999, our primary revenue sources were LEC Billed Products and Services and Off-line Marketing Services. The revenue generated from LEC Billed Products and Services was subject to reserve accruals established for anticipated chargebacks, which were estimated and recorded at the time the gross revenue was booked, and were included as a contra revenue (as opposed to bad debt expense) when calculating the net revenue presented in our statements of operations. Our LEC Billed Products and Services did not yield bad debt expense in the classical single line item presentation, based on the fact that the Company dealt with the customer indirectly through a billing service bureau and local exchange carrier. Any and all items that might otherwise have been treated as bad debt expense, referred to chargebacks in the LEC billing world, were included as a component of contra revenue. Therefore, the revenues earned by us in conducting the LEC Billed Products and Services activity did not cause us to record specific bad debt expense, and did not necessitate an allowance for doubtful accounts.

        Regarding our Off-line Marketing Service activities, we had historically billed to and received directly from the major long-distance carriers all such Off-line Marketing service revenue. Under these arrangements, we acquired long distance customers for such carriers, billed the carriers and received the payment on such invoices, typically prior to the filing of our quarterly and annual reports that would include such revenue. Therefore, due to our prompt receipt of payment for our invoices through our relationships with such long distance carriers, we were not subject to bad debt expense or the necessity for an allowance for doubtful accounts.

        Commencing in the fiscal year ended November 30, 2000, we repositioned our marketing and related revenue generating efforts and entered the on-line media arena. As such, we started entering into classical direct trade business relationships with numerous Internet-based companies, many of which were granted credit and failed to perform, causing us to incur bad debt expense. This entry into the on-line media arena, and the ensuing Internet client business failures, were the circumstances that were primarily responsible for the significant additions to our allowance for doubtful accounts and corresponding bad debt expense increases. Specifically, at the inception of our entry into the on-line media arena, we believed that it was probable that we would be able to collect our receivables from our Internet-based clients. Subsequently, due to the inability of many of such clients to survive the collapse of the "dot com" market, we concluded that the collection of such receivables was no longer probable.

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

Other Income (Expense)

        The components of "Other income(expense)" for the years ended November 30, 2002 and 2001 are set forth below:

Consolidated Other Income (Expense)

Year Ended November 30,	2002	2001	Change Inc(Dec) $$$	Change Inc(Dec) %%%
Other income (expense):
Interest expense	$(101,385)	$(5,900)	$(95,485)	1618%
Interest income and dividends	783,143	1,780,546	(997,403)	-56%
Realized gains on sale of marketable securities	76,607	387,948	(311,341)	-80%
Permanent impairment charges	—	(4,690,258)	4,690,258	-100%
Other non-operating income (expense):
Talk.com Arbitration Settlement	2,342,123	—	2,342,123	100%
P.M.Thomas Arbitration Settlement	(2,710,000)	—	(2,710,000)	100%
Residual loss from terminated Programs	—	(57,344)	57,344	-100%
Other miscellaneous income(expense)	(11,793)	74,043	(85,835)	-116%
Liquidation proceeds on prior year impairment loss	125,000	—	125,000	100%
Minority interest (income) loss	(402,716)	(69,629)	(333,087)	478%

Total Consolidated Other Income (Expense)	$100,979	$(2,580,594)	$2,681,574	204%

        Consolidated Other Income(Expense) increased approximately $2.7 million, from approximately $2.6 million in net expense for the year ended November 30, 2001 to approximately $0.1 million of net income for the year ended November 30, 2002.

        The primary factors contributing to the net increase, in the order of the table set forth above, are as follows:

          (a)   We recognized a decrease in interest and dividend income of approximately $1.0 million resulting from significant decreases in the interest rates available on short-term commercial paper during the year ended November 30, 2002 when compared with interest rates available for short-term investment during the year ended November 30, 2001.

          (b)   We recognized a decrease in gains realized through sales of marketable securities approximating $0.3 million in the year ended November 30, 2002;

          (c)   We had no material losses in Fiscal 2002 from asset impairments, whereas, during the year ended November 30, 2001 we realized losses, through a permanent impairment, of approximately $4.1 million on marketable securities resulting from significant declines in the values of such marketable equity securities held in our investment portfolio. These losses were deemed to be other than temporary. Additionally, during the year ended November 30, 2001, we realized a permanent impairment of approximately $0.5 million on a long-term investment that discontinued its operations in Fiscal 2001. We believe that we have significantly reduced our exposure to market fluctuations in our investment portfolio by limiting the contents of such portfolio to approximately $13.2 million in high grade, short term, commercial paper and auction rate securities (with yields ranging from 1.44% to 2.04%, with maturities of 28 to 58 days), and approximately $1.1 million in higher risk investments, consisting of common stock equities and real estate investment trust equities.

          (d)   We realized an increase of approximately $0.1 million attributable to liquidation proceeds received from a long-term investment that was entirely written off through an impairment charge in the fiscal year ended November 30, 2000.

          (e)   We included in Fiscal 2002 the final installment related to the Talk.com arbitration victory ($2.3 million) awarded to us in November 2001, offset by a $2.7 million award and settlement paid to the claimants in the Phillip Michael Thomas arbitration.

Provision for Income Taxes

        Our effective income tax rate is a result of the combination of federal income taxes at statutory rates, and state taxes, subject to the effects of valuation allowances taken against the "realizability" of deferred tax assets. We recorded income tax expense of approximately $1.8 million for the year ended November 30, 2002 on pre-tax income of approximately $4.5 million. This equates to an effective tax rate of approximately 39.5%. This effective tax rate is similar to our historically recognized tax rate. In the year ended November 30, 2002, we realized previously devalued deferred tax assets related to capital losses (see Note 9 to the Financial Statements for further details of our income tax accounts).

        We had recorded income tax expense of approximately $3.3 million for the year ended November 30, 2001 on a pre-tax profit of approximately approximately $3.7 million. This effective tax rate relationship is the result of our taking a full valuation allowance during the year ended November 30, 2001 against the future tax benefits attributable to the loss carryovers arising from permanent impairment charges of $4,690,258 incurred during such period. This deferred tax asset valuation allowance had been recorded during the year ended November 30, 2001, due to the absence of appreciated capital gain property (available for the potential generation of capital gain income) to offset the net capital losses generated by the impairment charges.

LIQUIDITY AND CAPITAL RESOURCES

        As of November 30, 2003, we had aggregate working capital of $38.7 million compared to aggregate working capital of $39.3 million as of November 30, 2002. We had available cash, cash equivalents and readily available marketable debt securities of $36.7 million as of November 30, 2003 compared to available cash, cash equivalents and readily available marketable debt securities of $36.3 million as of November 30, 2002. The equity component of our marketable securities was $1.6 million at November 30, 2003 compared to $1.1 million at November 30, 2002.

        Cash provided by operating activities was $2.1 million for Fiscal 2003, compared to $4.1 million in Fiscal 2002. The primary factor contributing to the decline was a decrease in net income of $2.0 million when comparing the year ended November 30, 2003 with the year ended November 30, 2002. This decrease in net income is primarily a result of a decrease in revenues in our E-commerce segment in Fiscal 2003 when compared to Fiscal 2002.

        Cash used for investing activities was $13.8 million for Fiscal 2003, compared to cash provided from investing activities of $6.8 million in Fiscal 2002. The primary use of cash for investing activities related to the acquisition by our money managers of short-term marketable securities during the year ended November 30, 2003. The funds used to acquire such securities were held in our cash and cash equivalent accounts as at November 30, 2002. Additionally, during Fiscal 2003 we incurred cash outflows of $1.5 million for capital expenditures, offset by $1.4 million collected on the sale of a subsidiary.

        Cash used for financing activities was $1.8 million for Fiscal 2003, compared to $2.2 million used for Fiscal 2002. During Fiscal 2003 we declared and paid our first two quarterly dividends, amounting to $2.0 million and paid $64,000 for the purchase of our common stock, with both being offset by $0.3 million in proceeds from stock options exercised. During Fiscal 2002, we did not make any dividend payments, we paid $3.6 million for purchases of our common stock, and received $1.2 million in proceeds from stock options exercised.

        Our days-sales-outstanding ("DSO") in accounts receivable at November 30, 2003 was 46 days, compared to 49 days at August 31, 2003, 54 days at May 31, 2003 and 52 days at February 28, 2003. DSO in accounts receivable at November 30, 2002, was 42 days, compared to 56 days at August 31, 2002, 59 days at May 31, 2002 and 70 days at February 28, 2002. The decrease in the current quarter's DSO compared to Fiscal 2002's fourth quarter relates to the improved collection cycles on our client billed business, partially offset by longer collection cycles attributable to our recently reinstated LEC Billed Products segment activities.

        The majority of our customers are extended 30-day credit terms. In limited instances credit is extended to ranges approximating 90 days. We continually monitor customer adherence to such terms and constantly strive to improve the effectiveness of our collection efforts with the goal of achieving a DSO in the 40-day range. Future fiscal periods might not reflect this goal of a 40-day DSO, and might exceed the 46-day DSO recognized in the quarter ended November 30, 2003. To the extent that our LEC Billed Products segment would contribute an increased amount of revenue and related account receivable in future fiscal periods, our DSO would increase, pursuant to the extended collection terms realized in such business activity.

        Historically, our primary cash requirements have been used to fund the cost of advertising and promotion and test marketing new products, services and promotions, with additional funds having been used in the purchasing of equipment and services in connection with the commencement of new business lines, further development of businesses being test marketed and for the development of the equipment infrastructure of subsidiaries organized in Fiscal 2002.

        In Fiscal 2000, we executed our on-line direct marketing strategy. Our future plans and business strategy continue to call for our Internet-based E-commerce segment to be our primary operating focus, with such segment generating the material portion of our revenues for the year ended November 30, 2003. We continue to invest considerable capital into our E-commerce segment ($1.5 million and $1.9 million in Fiscal 2003 and 2002, respectively). If the E-commerce segment's activities fail to generate sufficient revenue, we could realize a material adverse impact on our capital and liquidity resources resulting from expenditures necessary to generate such revenue, including, but not limited to, expenditures for (a) marketing campaigns, (b) product development costs, (c) site development and maintenance and related technology based costs, (d) potential on-line and/or off-line business acquisitions, (e) costs associated with developing alternative means of email promotion delivery, or (f) other unexpected and/or currently unidentifiable costs.

        In February 2004, we entered into an agreement (the "LOTN Agreement") to acquire all of the assets of LiveOnTheNet.com, a privately held provider of 24/7 live PC technical support services designed for the home computer user. The purchase price will be $1.18 million, consisting of $944,000 in shares of our common stock and $236,000 in cash (subject to certain post-closing adjustments). The LOTN Agreement provides that our obligation to consummate the acquisition is subject to several factors, including our performance of due diligence, the delivery of the consent of the shareholders of LiveOnTheNet.com to the sale, and the delivery of the consents of parties to agreements with LiveOnTheNet.com to the assignment of such agreements to us. Upon the consummation of the acquisition, our existing marketing agreement with LiveOnTheNet.com will be terminated.

        In March 2003, we sold our 51% majority owned subsidiary, Montvale Management LLC ("Montvale"), to Mortgage Industry Consultants, LLC ("MIC") for $1.6 million, plus our investment. We had obtained our 51% interest in September 1999 through an initial investment of approximately $50,000. The terms of the agreement included an initial payment of $1 million (received in March 2003) followed by a note for an additional $600,000 to be paid in 24 monthly installments of $25,000 each. As of February 1, 2004, ten installments were received and recorded as realized gain on sale of subsidiary. Based on management's assessment of Montvale's future cash flows, after taking into consideration Montvale's increased obligations with respect to the note obligations due us, we have deemed it prudent to defer recognition of income on the unpaid portion of the note. Recognition will, therefore, take place in future periods under the cost recovery method.

        In May 2003, we received approximately $299,000, representing our GAAP basis capital account in such majority owned subsidiary as at November 30, 2002, pursuant to the terms of the sale agreement. We also entered into a two year Media Purchase Agreement whereby we agreed to provide certain media lead generation and related services to the continuing owners of Montvale for consideration of $40,000 per month over the term of the agreement. As of February 1, 2004, we have collected the requisite seven payments, for a total of $280,000.

        In the fiscal year ended November 30, 1999, the adoption of our Internet business plan and strategy prompted us to terminate the marketing of our legacy products and services, which were active at that time. Accordingly, this legacy activity has contributed in a significantly decreasing degree to our cash flows and results of operations for the three-year fiscal period, December 1, 1999 to November 30, 2002, and has not contributed at all to the operations of Fiscal 2003. This should be considered when using our historical results in evaluating future operations, cash flows and financial position. Nevertheless, we will continue to explore opportunities to offer other Off-line marketing services, and expect to expand our activities within our LEC Billed Products segment.

        Under currently proposed operating plans and assumptions, management believes that projected cash flows from operations and available cash resources and working capital described above, will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. Our known identifiable short-term and long-term obligations are described below in the "Obligations and Commitments" disclosure as required by the Securities and Exchange Commission's Release Nos. 33-8056 and 34-45321 and FR-61, as issued on January 22, 2002.

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

OBLIGATIONS AND COMMITMENTS

        We are not aware of any specific factors, outside of those described in the following table, and those "potential factors" described in the "Critical Accounting Policy and Accounting Estimate Discussion" which follows below, that are reasonably likely to cause a material impact, either positive or negative, on our liquidity trends. Additionally, we do not have off-balance sheet arrangements, other than those described in the following table, and do not engage in trading activities involving non-exchange traded contracts. A summary table of future contractual commitments, for future minimum lease payments under non-cancelable operating leases and employment contracts are set forth below:

	Operating Leases		Employment agreements		Total Contractual Obligations
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
2004	$331,600	$74,624	$1,484,500	$254,375	$1,816,100	$328,999
2005	322,500	31,093	12,850	277,500	335,350	308,593
2006	215,000	—	—	300,624	215,000	300,624
Thereafter	—		—	3,801	—	3,801

	$869,100	$105,717	$1,497,350	$836,300	$2,366,450	$942,017

RELATED PARTIES

        Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP ("FKIWSBR") provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. FKIWSBR legal services are billed on an arms length transaction basis. We incurred approximately $733,000 in legal fees (exclusive of disbursements) from FKIWSBR during the year ended November 30, 2003.

TRANSACTIONS WITH MAJOR CUSTOMERS

        During the fiscal year ended November 30, 2003, we had nine customers in our E-commerce segment which, in combination, accounted for approximately $10.7 million, or 33% of consolidated net revenues during such period, and approximately $1.6 million, or 40% of consolidated net accounts receivable as of November 30, 2003. The nine major customers accounted for 9.6%, 6.5%, 4.6%, 3.1%, 2.6%, 2.1%, 2.1%, 1.6% and 0.8% of consolidated net revenue for the year ended November 30, 2003. Regarding the balance of our customer base, no single customer had net revenues that equaled, or exceeded, 0.8% of consolidated net revenues for the year ended November 30, 2003. During the year ended November 30, 2003, our business model caused us to move away from significant single, or material multiple, customer reliance, and therefore reduced the risk regarding singular customer loss. During the fiscal years ended November 30, 2002 and 2001, we had five and six major customers who accounted for 50% and 55% of revenue, respectively.

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

  Factors That Could Affect Future Results

        Continuation of trend relative to decreasing revenues and a stable or increasing overhead environment

        The following charts and subsequent discussion provide the details of a known trend in revenue deterioration, and the potential effects if such trend were to continue.

        Our quarterly net revenues for the prior nine quarterly periods are set forth in the table below:

Quarterly period ended	net revenue	% change from previous Quarter
November 30, 2001	$14,050,493
February 28, 2002	12,370,897	-11.95	%(1)
May 31, 2002	10,804,538	-12.66	%(1)
August 31, 2002	10,664,246	-1.30	%(1)
November 30, 2002	10,203,244	-4.32	%(1)
February 28, 2003	9,117,229	-10.64	%(1)
May 31, 2003	7,422,604	-18.59%	(1)
August 31, 2003	8,503,267	14.56%
November 30, 2003	7,345,752	-13.61%
(1)
Our majority owned subsidiary, Montvale Management, LLC, was sold in March 2003. Such subsidiary contributed to quarterly revenue as follows:

Quarterly ended
February 28, 2002	$866,408
May 31, 2002	$1,387,930
August 31, 2002	$1,876,069
November 30, 2002	$1,941,270
February 28, 2003	$2,211,731
May 31, 2003	$161,475

        We have been able to replace a portion of Montvale's revenue through: (a) the expansion of its direct-to-consumer based proprietary products and services; (b) the expansion of existing client relationships; and (c) the new contact strategies.

        Our quarterly overhead, which is the combination of selling expenses, general and administrative expenses, and bad debt expense, for the prior nine quarterly periods are set forth in the table below:

Quarterly period ended	Selling expense	G&A expense	Bad Debt expense	Total Overhead
November 30, 2001	$2,783,638	$3,185,320	$1,083,826	$7,052,784
February 28, 2002	3,168,568	3,578,591	329,334	7,076,493	(1)
May 31, 2002	2,370,775	3,949,851	109,172	6,429,798	(1)
August 31, 2002	3,133,682	3,665,681	48,941	6,848,304	(1)
November 30, 2002	2,799,663	4,057,299	160,428	7,017,390	(1)
February 28, 2003	2,319,559	4,206,037	336,188	6,861,784	(1)
May 31, 2003	1,777,890	3,978,704	153,860	5,910,454	(1)
August 31, 2003	1,480,191	2,946,741	117,382	4,544,314
November 30, 2003	918,284	2,515,042	(31,080)	3,402,246

(1)
Our majority owned subsidiary, Montvale Management, LLC, was sold in March 2003. Such subsidiary contributed to quarterly Selling and G&A expenses as follows:

Quarterly ended
February 28, 2002	$638,358
May 31, 2002	$890,686
August 31, 2002	$1,150,917
November 30, 2002	$1,233,823
February 28, 2003	$1,525,615
May 31, 2003	$33,607

        Should the trend of quarterly decreases in net revenue, as recognized to November 30, 2003, continue in future fiscal periods, and the corresponding overhead environment remain stable, or be subject to increases necessary to generate future fiscal period revenues, our liquidity and our capital resources could be adversely affected.

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

        Certain revenue related obligations are recorded at the time revenue is recognized. They include costs payable to other on-line, as well as off-line, media companies for generating registered users and consumer data for us, database fee sharing costs under third party database use agreements, email message delivery costs, contingent based prize indemnification coverage (i.e., sweepstakes payout indemnification), estimated premium fulfillment costs related to a promotion and all other variable costs directly associated with completing our obligations relative to the revenue being recognized. Our actual premium fulfillment estimates have varied from that which were accrued at the time of recording the related revenue. This is deemed a change in management's estimate, and we take the additional cost, or benefit, on the accrual adjustment in the fiscal period that the variance is determinable. The fiscal year ended November 30, 2003 included a benefit of approximately $629,000 on the adjustment of the premium fulfillment accruals from November 30, 2002.

        Should the Internet operating landscape change resulting in (a) higher costs of acquiring consumer data and registered users for our websites; (b) higher costs of acquiring data for our marketing partners, compromising such marketing partners' ability to maintain adequate sized databases to allow for continued third party database use agreements; (c) the InfiKnowledge asset acquisition failing to reduce the cost of our email delivery activities and web development and web hosting service costs, or our being required to depend on third party emailing service bureaus, at a cost in excess of our anticipated costs, or other currently unknown third party influences on our ability to deliver email messages to the records in our databases, or the records in our marketing affiliates' databases; (d) our contingent-based prize indemnification premiums for indemnification coverage increasing due to an increase in the number of prize winners at the sites, or as a result of the insurance industry in general; (e) our accruals for fulfillment obligations arising out of promotions proving to be less than the actual redemptions processed in subsequent fiscal periods; or (f) unpredictable technology changes or commercial technology applications; then, if any one, or a combination, of the above factors were to materialize, we could suffer material deterioration in future fiscal period revenue growth and gross margins, and, therefore, our profitability, cash flows and capital resources could be materially adversely affected.

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

If circumstances change regarding our specific customers on an individual basis, or if demand for Internet direct marketing softens, our estimates for bad debt provisions could be further increased, which could adversely affect our operating margins, profitability, cash flows and capital resources.

MAJOR CUSTOMERS AND DISPOSITION OF MAJORITY-OWNED SUBSIDIARY

        During the fiscal year ended November 30, 2003, we had nine customers in our E-commerce segment which, in combination, accounted for approximately $10.7 million, or 33% of consolidated net revenues during such period, and approximately $1.6 million, or 40% of consolidated net accounts receivable as of November 30, 2003. The nine major customers accounted for 9.6%, 6.5%, 4.6%, 3.1%, 2.6%, 2.1%, 2.1%, 1.6% and 0.8% of consolidated net revenue for the year ended November 30, 2003. Regarding the balance of our customer base, no single customer had net revenues that equaled, or exceeded, 0.8% of consolidated net revenues for the year ended November 30, 2003. During the year ended November 30, 2003, our business model caused us to move away from significant single, or material multiple, customer reliance, and therefore has minimized the risk regarding singular customer loss. During the fiscal years ended November 30, 2002 and 2001, we had five and six major customers who accounted for 50% and 55% of revenue, respectively.

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

        Our revenues and profitability from operations have historically varied. Our revenues, cost of providing revenues, profit margins and overhead expenses have varied historically among segments, as well as on a consolidated basis. The revenue allocation among our segments in future periods will most probably be different than our current revenue allocation due to several factors, including consumer tastes, business opportunities, regulatory issues that may exist in future periods, and other currently unknown factors that could impact our revenue generating cycle or cost structure. Therefore, it is difficult to predict revenue and gross margin trends, and their corresponding impact on liquidity and capital resources. Actual trends may cause us to adjust our operating emphasis, which could result in continued period-to-period fluctuations in our results of operations. Historically, we have been able to rapidly react to changes in the business environment within which we operate. Management responded to these changes as deemed appropriate at the time of change, and as dictated by the nature of such changes. Management's reaction to such changes covered a broad range of business related adjustments, ranging from product mix repositioning and staff reductions, to entire business model overhauls. Based on our current operations and marketing methods, as well as the dynamic, ever changing status of the Internet marketing environment, it is conceivable that we would institute changes to our business practices in response to the potential of unforeseen changes in future fiscal periods. There can be no assurance that any such potential change in response to the above would be successful in its implementation, and there can be no assurance that any such implementation would benefit our operating margins, profitability, cash flows and capital resources.

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

MARKET FLUCTUATION AND DEBT REPAYMENT RISK OF MARKETABLE SECURITIES INVESTMENT PORTFOLIO

        We maintain an investment portfolio that is managed by prominent financial institutions. The portfolio includes high-grade corporate commercial paper and auction rate securities, certificates of deposit, annuities and common stock equities, all of which are held for varying periods of time, pursuant to maturity dates, market conditions and other factors. The fair value of our investments in the common stock of publicly traded companies as of November 30, 2003 amounted to approximately $1.5 million. These investments are subject to market price volatility, in addition to the potential for business failure at the company level. Moreover, due to the economic climate as realized in the United States, and abroad, and difficulties that may be faced by some of the companies in which we have investments, our investment portfolio could be further impaired by the failure of such companies to fulfill their responsibility of adhering to the repayment of principal upon maturity. Additionally, interest income, and corresponding cash flows could be negatively impacted by continued Federal Reserve Bank interest rate reductions.

RECENT ACCOUNTING PRONOUNCEMENTS

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 19 amends and clarifies financial accounting and reporting of derivative instruments hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made:

    (a) as part of the Derivatives Implementation Group process that requires amendments to SFAS No. 133; (b) in connection with other FASB projects dealing with financial instruments; and (c) in connection with the implementation issues related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial position and results of operations.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer clarify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because the financial instrument embodies an obligation of the issuer. Many of these instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on our financial position and results of operations.

        In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which addresses the recognition, measurement and reporting of costs associated with exit or disposal activities. SFAS No. 146 requires the recognition of a liability for a disposal activity, including those related to employee termination benefits and obligations under operating leases and order contracts, and that the liability be recognized when incurred and not necessarily on the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the initial measurement of a liability be based on fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We have not had any exit or disposal activities since the adoption of the standard.

        In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21 (EITF No. 00-21), Multiple-Deliverable Revenue Arrangements. EITF No. 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are separate units of accounting. The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus is applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB No. 20, Accounting Changes. We are assessing the impact of EITF No. 00-21 and believe that the adoption will not have a material impact on our financial position and results of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 18 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have applied the disclosure provisions of SFAS No. 148.

        In January 2003, the FASB issued FIN No. 146, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Fin No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions for Fin No. 46 must be applied for the first interim or annual period ending after December 15, 2003. We believe that the adoption of this standard will have no material impact on our financial position and results of operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the consolidated financial statements of Traffix, Inc. and subsidiaries, together with the report of PricewaterhouseCoopers LLP dated February 4, 2004.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below are the directors and executive officers of our Company, their respective names and ages, positions with our Company, principal occupations and business experiences during at least the past five years and the dates of the commencement of each individual's term as a director and/or officer.

Name	Age	Position
Jeffrey L. Schwartz	55	Chairman of the Board and Chief Executive Officer
Andrew Stollman	38	President, Secretary and Director
Joshua B. Gillon, Esq.	41	Executive Vice President and General Counsel
Daniel Harvey	45	Chief Financial Officer
Richard Wentworth	54	Chief Operating Officer
Murray L. Skala	57	Director
Edwin A. Levy	66	Director
Lawrence Burstein	61	Director
Mark Gutterman	48	Director

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

        Andrew Stollman has been our President since November 21, 2002, Chief Operating Officer from January 1, 2001 to November 21, 2002, and Secretary and a director Company since January 1995. From February 2000 until January 2001, Mr. Stollman was also our Executive Vice President and from January 1995 until February 2000, he was Senior Vice President. Mr. Stollman was ourPresident from September 1993 to December 1994.

        Murray L. Skala has been a director since October 1995. Mr. Skala has been a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala, Bass & Rhine, LLP since 1976. Mr. Skala is also a director of JAKKS Pacific, Inc., a publicly-held company in the business of developing, marketing and distributing children's toys.

        Edwin A. Levy has been a director since November 1995. Mr. Levy has been the Chairman of the Board of Levy, Harkins & Co., Inc., an investment advisor, since 1979, and is also a director of Coastcast Corp., a publicly-held company in the business of manufacturing golf club heads; Forward Industries, Inc., a publicly-held company in the business of designing, manufacturing and distributing custom carrying case solutions; and World Point Terminals, Inc., a publicly-held company in the business of providing bulk liquid storage services.

        Lawrence Burstein has been a director since April 1999. Since March 1996, Mr. Burstein has been Chairman of the Board and a principal shareholder of Unity Venture Capital Associates, Ltd., a private venture capital firm. For approximately ten years prior thereto, Mr. Burstein was the President, a director and principal stockholder of Trinity Capital Corporation, a private investment banking concern. Trinity ceased operations upon the formation of Unity Venture in 1996. Mr. Burstein is a director of several companies, being, respectively, THQ, Inc., engaged in the development and marketing of games for Sony, Nintendo and Sega game systems; CAS Medical Systems, Inc., engaged in the manufacture and marketing of blood pressure monitors and other disposable products, principally for the neonatal market; Medical Nutrition USA Inc., engaged in the manufacturing and distribution of nutritional supplements; and I.D. Systems Inc., engaged in the design, development and production of a wireless monitoring and tracking system which uses radio frequency technology.

        Mark Gutterman was appointed a director in November 2003. He had previously served as a director from December 1995 to April 1999. Mr. Gutterman has been the Chief Financial Officer of Starpoint Solutions LLC, a company providing IT staffing and solutions, since 1999, prior to which he was a partner in the accounting firm of Feldman, Gutterman, Meinberg & Co. Mr. Gutterman is a Certified Public Accountant.

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

        The remaining executive officers are Joshua B. Gillon, Esq., Executive Vice President and General Counsel, Mr. Daniel Harvey, Chief Financial Officer, and Mr. Richard Wentworth, Chief Operating Officer.

        Mr. Gillon, age 41, was appointed Chief Investment Officer and General Counsel in April 2000. In April 2001, Mr. Gillon's title was changed to Executive Vice President—Corporate Affairs and General Counsel. In November 2002, Mr. Gillon's title was changed to Executive Vice President and General Counsel. From April 1999 through March 2000, Mr. Gillon served as the Project Director for Total Energy, Inc., a home heating oil industry consolidation. From February 1996 to March 1999, he was a partner at the law firm of Schneck, Weltman & Hashmall, LLP, specializing in mergers, acquisitions and securities law. From 1990 to 1996, he was an associate with the law firm of Kronish Lieb Weiner & Hellman, LLP and from 1988 to 1990, he was an associate with the law firm of Seward & Kissel, LLP.

        Mr. Harvey, age 45, has been our Chief Financial Officer since January 1997. He joined us in September 1996. From November 1991 to August 1996, he was a Senior Manager with the accounting firm of Feldman, Gutterman, Meinberg & Co. Mr. Harvey is a Certified Public Accountant.

        Mr. Wentworth, age 54, has been our Chief Operating Officer since November 21, 2002. He initially joined us in 1998, and had served as our Vice President of Data Operations since January 2000. From November 1994 to 1999, Mr. Wentworth was the President and Chief Operating Officer of TIAC, a prominent New England based regional Internet Service Provider.

        We have obtained "key man" life insurance in the amount of $1,000,000 on each of the lives of Jeffrey L. Schwartz and Andrew Stollman.

The Committees

        The Board of Directors has an Audit Committee, a Compensation Committee and a Stock Option Committee. The Board of Directors does not have a Nominating Committee, and the usual functions of such a committee are performed by the entire Board of Directors.

        Audit Committee.    The functions of the Audit Committee are to recommend to the Board of Directors the engagement of the independent accountants, review the audit plan and results of the audit engagement, review the independence of the auditors and review the adequacy of our system of internal accounting controls. Messrs. Gutterman, Burstein and Levy are the current members of the Audit Committee and are each "independent" (as that term is defined in NASD Rule 4200(a)(14)), and are each able to read and understand fundamental financial statements. Mr. Gutterman is the Chairman of the Audit Committee and possesses the financial expertise required under Rule 401(h) of Regulation SK of the Act and NASD Rule 4350(d)(2). He is further "independent", as that term is defined under Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. We will, in the future, continue to have (i) an Audit Committee of at least three members comprised solely of independent directors, each of whom will be able to read and understand fundamental financial statements (or will become able to do so within a reasonable period of time after his or her appointment); and (ii) at least one member of the Audit Committee that will possess the financial expertise required under NASD Rule 4350(d)(2). Our Board has adopted a written charter for the Audit Committee and the Audit Committee reviews and reassesses the adequacy of that charter on an annual basis.

        Compensation Committee.    The function of the Compensation Committee is to make recommendations to the Board with respect to compensation of management employees. In addition, the Compensation Committee administers plans and programs, with the exception of our stock option plans, relating to employee benefits, incentives and compensation. The current members of the Compensation Committee are Messrs. Gutterman and Burstein.

        Stock Option Committee.    The Stock Option Committee determines the persons to whom options should be granted under our stock option plans and the number of options to be granted to each person. The current members of the Stock Option Committee are Messrs. Levy and Burstein.

Attendance at Meetings

        From December 1, 2002 through November 30, 2003, the Board of Directors, Stock Option Committee, Audit Committee and Compensation Committee each met or acted without a meeting pursuant to unanimous written consent eight times, two times, two times and one time, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

        To the best of our knowledge, during the fiscal year ended November 30, 2003, (i) Michael Miller untimely filed four reports on Form 4, reporting a total of six transactions; (ii) Josuha B. Gillon and Daniel Harvey each untimely filed one report on Form 4, each reporting one transaction; (iii) Mark Gutterman untimely filed one report on Form 3; and (iv) Richard Wentworth failed to file one report on Form 4 reporting one transaction and untimely filed a Form 5 in connection with such transaction. These individuals were executive officers, directors and/or beneficial owners of more than 10% of our Common Stock during the fiscal year ended November 30, 2003. To the best of our knowledge, all other Forms 3, 4 and 5 required to be filed during the fiscal year ended November 30, 2003 were done so on a timely basis.

Code of Ethics

        We have adopted a Code of Ethics that applies to each of our employees, including our principal executive officer and principal accounting officer, as well as the members of our Board of Directors. We have filed a copy of such Code as an exhibit to this annual report.

Item 11. EXECUTIVE COMPENSATION

        The following table sets forth the executive compensation paid during the three fiscal years ended November 30, 2003, 2002 and 2001 for (i) our Chief Executive Officer; (ii) our four most highly compensated executive officers (other than the Chief Executive Officer) whose cash compensation for the fiscal year ended November 30, 2003 exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided under the above clause (ii) but for the fact that the individuals were not serving as executive officers at the end of the last completed fiscal year (the "Named Officers").

Long Term Compensation
Annual Compensation
							Awards		Payouts
(a)
	(b)	(c)		(d)		(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options (#)	Plan Payouts ($)	All Other Compensation ($)
Jeffrey L. Schwartz Chairman and Chief Executive Officer	2003 2002 2001	$ $ $	550,000 500,000 444,000	$ $ $	50,000 185,707 200,000	0 0 0	0 0 0	0 105,000 150,000	0 0 0	0 0 0
Andrew Stollman President and Secretary	2003 2002 2001	$ $ $	495,000 450,000 401,000	$ $ $	50,000 185,707 200,000	0 0 0	0 0 0	0 105,000 135,000	0 0 0	0 0 0
Joshua B. Gillon, Esq. Executive Vice President and General Counsel	2003 2002 2001	$ $ $	250,000 244,244 225,000	$ $ $	20,000 50,000 50,000	0 0 0	0 0 0	50,000 175,000 100,000	0 0 0	0 0 0
Daniel Harvey Chief Financial Officer	2003 2002 2001	$ $ $	200,000 196,706 184,000	$ $ $	20,000 40,000 40,000	0 0 0	0 0 0	40,000 0 79,000	0 0 0	0 0 0
Richard Wentworth Chief Operating Officer (1)	2003 2002 2001	$ $ $	200,000 165,000 177,280	$ $ $	50,000 25,000 0	0 0 0	0 0 0	0 50,000 75,000	0 0 0	0 0 0
Gary Salmirs Executive Vice President—Marketing And Sales(2)	2003 2002 2001	$ $ $	237,500 240,000 240,000	$ $ $	0 100,000 117,345	0 0 0	0 0 0	50,000 0 120,050	0 0 0	0 0 0

(1)
Mr. Wentworth has served as our employee intermittently since 1998, but first became an executive officer in November 2002 upon his appointment as Chief Operating Officer. Effective December 1, 2002, Mr. Wentworth's salary became $200,000 per annum.

(2)
Mr. Salmirs has served as our employee since 1995, but first became an executive officer in November 2002 upon his appointment as Executive Vice President—Marketing and Sales. Mr. Salmirs resigned as an executive officer and employee of our Company on September 12, 2003.

        The following table sets forth certain information regarding the granting of options to the Named Officers during the fiscal year ended November 30, 2003.

Option Grants in Last Fiscal Year

						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
	Individual Grants
(a)
	(b)		(c)	(d)	(e)	(f)	(g)
Name	Number of Securities Underlying Options Granted (#)		% of Total Options Granted to Employees in Fiscal Year (1)	Exercise or Base Price ($/Share)	Expiration Date	5% ($)	10% ($)
Joshua B. Gillon	50,000	(3)	7.80%	$2.87	12/10/2007	$39,647	$87,609
Daniel Harvey	40,000	(3)	6.25%	$2.87	12/10/2007	31,718	70,087
Gary Salmirs	50,000	(3)(4)	7.80%	$3.05	(4)	(4)	(4)

(1)
Options to purchase a total of 640,000 shares of Common Stock were granted to our employees and consultants, including the Named Officers, during the fiscal year ended November 30, 2003.

(2)
Based upon the closing price of the Common Stock, as listed by the Nasdaq National Market, on the date of grant of the respective options.

(3)
One-third (1/3) of these options becomes exercisable on each of the one-, two- and three-year anniversaries of their date of grant.

(4)
These options expired upon Mr. Salmirs' resignation on September 12, 2003.

        The following table sets forth certain information regarding options exercised and exercisable during the fiscal year ended November 30, 2003 and the value of the options held as of November 30, 2003 by the Named Officers.

Aggregated Option Exercises In Last Fiscal Year
and Fiscal Year-End Option Value

(a)	(b)	(c)	(d)		(e)
			Number of Securities Underlying Unexercised Options At Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End(1)($)
Name	Shares Acquired On Exercise(#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Jeffrey L. Schwartz	0	0	363,750	0	$387,938	0
Andrew Stollman	0	0	348,750	0	$351,988	0
Joshua B. Gillon	0	0	258,333	66,667	$370,874	$109,001
Daniel Harvey	5,566	$15,825	73,433	26,666	$96,823	$56,799
Richard Wentworth	1,000	$2,030	92,334	16,666	$65,638	$33,832
Gary Salmirs(2)	58,050	$64,558	(2)	(2)	(2)	(2)

(1)
The product of (x) the difference between $5.00 (the closing price of our Common Stock at November 28, 2003, as reported by Nasdaq) and the exercise price of the unexercised options, multiplied by (y) the number of unexercised options.

(2)
Mr. Salmirs' options expired upon his resignation on September 12, 2003.

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

Employment Agreements

        We have entered into employment agreements, effective December 1, 2001, with each of Jeffrey L. Schwartz and Andrew Stollman, which expire on November 30, 2004. Pursuant to such agreements, (i) Mr. Schwartz is employed as Chairman and Chief Executive Officer and Mr. Stollman is employed as Chief Operating Officer; (ii) Messrs. Schwartz and Stollman were paid $550,000 and $495,000 per annum, respectively, for the fiscal year ended November 30, 2003, and in each subsequent 12 month period will be paid at a rate to be determined by our Board of Directors, but that is at least ten percent (10%) more than the annual rate in the immediately preceding year; (iii) Messrs. Schwartz and Stollman will each receive bonuses upon our Company's achievement of certain pre-tax income milestones, as well as discretionary bonuses subject to approval of our Board of Directors; (iv) Messrs. Schwartz and Stollman were each issued 10 year options to acquire 105,000 shares of our Common Stock at an exercise price of $5.70 per share; (v) Messrs. Schwartz and Stollman each agreed not to compete or engage in a business competitive with our business during the term of the agreement and for a period of one year thereafter; (vi) if an employee's employment is terminated other than as a result of a "For Cause Event" (as defined in the agreements), such employee shall be entitled to receive additional compensation and other consideration, all as more fully described in the agreements; and (vii) if an employee's employment is terminated as a result of a "Change in Control" (as defined in the agreements), such employee shall be entitled to receive a one-time payment in an amount equal to 2.99 times his "base amount" determined in accordance with the applicable provisions of the Internal Revenue Code.

        The foregoing is only a summary of the material terms of our employment agreements with the Named Officers. For a complete description, copies of such agreements are annexed hereto in their entirety as exhibits or are otherwise incorporated herein by reference.

Compensation Committee Interlock and Insider Participation

        The Compensation Committee of our Board of Directors from December 1, 2002 through November 30, 2003 consisted of Murray L. Skala and Lawrence Burstein. See "Certain Relationships and Related Transactions." Mark Gutterman replaced Mr. Skala on such Committee in December 2003.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information, as of February 17, 2004, based upon information obtained from the persons named below, regarding beneficial ownership of our Common Stock by (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of our Common Stock, (ii) each director of our Company, (iii) each of the Named Officers, and (iv) all executive officers and directors of our Company as a group.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Percent of Class(2)
Jeffrey L. Schwartz	2,461,615	(3)	18.45%
Jack Silver 660 Madison Avenue New York, NY 10021	1,423,950	(4)	10.90%
Michael G. Miller 5 Sky Drive New City, NY 10956	1,397,723		10.77%
Andrew Stollman	1,195,982	(5)	8.98%
Joshua B. Gillon, Esq.	275,001	(6)	2.08%
Edwin A. Levy 570 Lexington Avenue New York, NY 10022	225,100	(7)	1.71%
Murray L. Skala 750 Lexington Avenue New York, NY 10022	174,000	(8)	1.32%
Lawrence Burstein 245 Fifth Avenue New York, NY 10016	143,750	(9)	1.10%
Richard Wentworth	92,334	(10)	*
Daniel Harvey	86,766	(11)	*
Mark Gutterman 115 Broadway 2nd Floor New York, NY 10006	31,250	(12)	*
Gary Salmirs 7 Myrtle Avenue Demarest, NJ 07627	0		0
All executive officers and directors as a group (9 persons)	4,685,798	(13)	31.90%

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

(3)
Includes 363,750 shares of Common Stock issuable upon exercise of options held by Mr. Schwartz.

(4)
Includes (i) 758,300 shares of Common Stock owned by profit sharing plans of which Mr. Silver is a Trustee; (ii) 148,000 shares of Common Stock owned by a pension plan of which Mr. Silver is a Trustee; (iii) 423,900 shares of Common Stock owned by Mr. Silver's children; and (iv) 93,750 shares of Common Stock issuable upon the exercise of options held by Mr. Silver. Mr. Silver resigned as a member of our Board of Directors in November 2003, having served in such capacity since January 2001.

(5)
Includes 348,750 shares of Common Stock issuable upon exercise of options held by Mr. Stollman.

(6)
Represents shares of Common Stock issuable upon the exercise of options held by Mr. Gillon.

(7)
Represents 25,100 shares of Common Stock held by a fund of which Mr. Levy is the General Partner and 200,000 shares of Common Stock issuable upon exercise of options held by Mr. Levy.

(8)
Includes 170,000 shares of Common Stock issuable upon exercise of options held by Mr. Skala.

(9)
Represents shares of Common Stock issuable upon exercise of options held by Mr. Burstein.

(10)
Represents shares of Common Stock issuable upon exercise of options held by Mr. Wentworth.

(11)
Represents shares of Common Stock issuable upon the exercise of options held by Mr. Harvey.

(12)
Represents shares of Common Stock issuable upon exercise of options held by Mr. Gutterman.

(13)
Includes 1,711,601 shares of Common Stock issuable upon the exercise of options held by our executive officers and directors. See footnotes (3) and (5) through (12), above.

Equity Compensation Plan Information

        The table below sets forth the following information as of the fiscal year ended November 30, 2003 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

  (a)
  the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

  (b)
  the weighted-average exercise price of such outstanding options, warrants and rights;

  (c)
  other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,783,677	$4.40	1,282,145
Equity compensation plans not approved by security holders	0	$0.00	0
Total	2,783,677	$4.40	1,282,145

        Equity compensation plans approved by our stockholders include the 1995 Employee Stock Option Plan and the Fourth Amended and Restated 1996 Employee Stock Option Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On December 14, 2001, each of Jeffrey L. Schwartz and Andrew Stollman, executive officers of our Company, entered into a Purchase Agreement with a group of investment funds unaffiliated with us, pursuant to which Messrs. Schwartz and Stollman each sold 200,000 shares of Common Stock (400,000 shares in the aggregate), at a price of $5.75 per share (for proceeds of $1,150,000 to each of Messrs. Schwartz and Stollman). Such individuals also agreed, that for a period of six (6) months after such sale, they would not (with certain limited exceptions, as enumerated in the Purchase Agreements), without the consent of the investment funds, sell, assign, pledge, transfer or otherwise dispose of any securities of our Company. In such Purchase Agreements, we provided several covenants, including (i) the obligation to register such 400,000 shares with the Commission on Form S-3; (ii) use all reasonable best efforts to cause such registration statement to be declared effective within 120 days after filing; and (iii) cause such registration statement to remain continuously effective until December 13, 2003. Such registration statement was declared effective by the Commission on January 31, 2002. We agreed to indemnify the investment funds (limited to the amount of the proceeds received by Messrs. Schwartz and Stollman) in the event we breach of any of the covenants we made in the Purchase Agreements.

        Murray L. Skala, a director of our Company, is a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala, Bass & Rhine LLP, our attorneys ("Feder Kaszovitz"). We incurred fees (exclusive of disbursements) of approximately $733,000 during the fiscal year ended November 30, 2003. Feder Kaszovitz continues to provide services to us during our current fiscal year. Its fees are based primarily on hourly rates. We believe that our relationship with such firm is on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Item 14. CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

        Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of the filing date of this Annual Report (the "Evaluation Date") have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to us and them by others within those entities, particularly during the period in which this Annual Report was being prepared.

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

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following are the fees billed us by PricewaterhouseCoopers LLP for services rendered thereby during the fiscal years ended November 30, 2002 and 2003:

	Fiscal Year Ended November 30,
	2003	2002
Audit Fees	$212,880	$199,530
Audit Related Fees	29,500	9,275
Tax Fees	28,725	19,410
All Other Fees	0	0

        Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that are normally provided by the auditors in connection with our statutory and regulatory filings or engagements.

        Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees. Included in such Audit Related Fees were fees incurred in connection with the auditors' review of financial information included in our filed registration statements.

        Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees incurred for tax planning services and state and local tax advice.

        All Other Fees consist of the aggregate fees billed for products and services provided by the auditors and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees.

        Our Audit Committee has considered whether the provisions of the non-audit services described above is compatible with maintaining our auditor's independence and determined that such services are appropriate.

        Before our auditors are engaged to provide us audit or non-audit services, such engagement is approved by the Audit Committee of our Board of Directors.

PART IV

Item 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

        (b)    Reports on Form 8-K.    We did not file any Current Reports on Form 8-K during the quarter ended November 30, 2003.

        (c)    Exhibits.

Exhibit Number
3.1.1	Articles of Incorporation of the Company, as amended.(1)
3.1.2	Amendment to the Articles of Incorporation of the Company.(2)
3.2	Bylaws of the Company.(3)
10.1	Fourth Amended and Restated 1996 Stock Option Plan.(4)
10.2	Lease of the Company's offices at One Blue Hill Plaza, Pearl River, New York.(5)
10.3.1	December 1, 2001 Employment Agreement by and between the Company and Jeffrey L. Schwartz(6)
10.3.2	December 1, 2001 Employment Agreement by and between the Company and Andrew Stollman(6)
14.1*	Code of Ethics
21*	Subsidiaries of the Company
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey L. Schwartz
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Daniel Harvey
32.1*	Section 1350 Certification of Jeffrey L. Schwartz
32.2*	Section 1350 Certification of Daniel Harvey

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

Dated: March 1, 2004	Traffix, Inc.

	By:	/s/ JEFFREY L. SCHWARTZ Jeffrey L. Schwartz Chairman and CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY L. SCHWARTZ Jeffrey L. Schwartz	Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2004
/s/ DANIEL HARVEY Daniel Harvey	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2004
/s/ ANDREW STOLLMAN Andrew Stollman	President, Secretary and Director	March 1, 2004
/s/ MURRAY L. SKALA Murray L. Skala	Director	March 1, 2004
/s/ EDWIN A. LEVY Edwin A. Levy	Director	March 1, 2004
/s/ LAWRENCE BURSTEIN Lawrence Burstein	Director	March 1, 2004
/s/ MARK GUTTERMAN Mark Gutterman	Director	March 1, 2004

Exhibits.

Exhibit Number
3.1.1	Articles of Incorporation of the Company, as amended.(1)
3.1.2	Amendment to the Articles of Incorporation of the Company.(2)
3.2	Bylaws of the Company.(3)
10.1	Fourth Amended and Restated 1996 Stock Option Plan.(4)
10.2	Lease of the Company's offices at One Blue Hill Plaza, Pearl River, New York.(5)
10.3.1	December 1, 2001 Employment Agreement by and between the Company and Jeffrey L. Schwartz(6)
10.3.3	December 1, 2001 Employment Agreement by and between the Company and Andrew Stollman(6)
14.1*	Code of Ethics
21*	Subsidiaries of the Company
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey L. Schwartz
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Daniel Harvey
32.1*	Section 1350 Certification of Jeffrey L. Schwartz
32.2*	Section 1350 Certification of Daniel Harvey

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

Traffix, Inc. and Subsidiaries

Index to Consolidated Financial Statements and Financial Statement Schedule

Page
Report of Independent Auditors	F-2
Consolidated Balance Sheets as of November 30, 2003 and 2002	F-3
Consolidated Statements of Operations for the years ended November 30, 2003, 2002 and 2001	F-4
Consolidated Statements of Shareholders' Equity for the years ended November 30, 2003, 2002 and 2001	F-5
Consolidated Statements of Cash Flows for the years ended November 30, 2003, 2002 and 2001	F-6 - F-7
Notes to Consolidated Financial Statements	F-8 - F-38
Schedule II—Valuation and Qualifying Accounts and Reserves	S-1

Report of Independent Auditors

To the Board of Directors and Shareholders of
Traffix, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Traffix, Inc. and its Subsidiaries (the "Company") at November 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
February 4, 2004

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of November 30, 2003 and 2002

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$9,939,657	$23,136,341
Marketable securities	28,272,520	14,249,406
Accounts receivable, trade, net of allowance for doubtful accounts of $872,605 and $326,127 in 2003 and 2002, respectively	4,076,947	5,050,218
Deferred income taxes	1,295,983	1,524,821
Due from related parties	—	57,548
Prepaid income taxes	—	1,195,808
Prepaid expenses and other current assets	1,065,580	1,138,362

Total current assets	44,650,687	46,352,504
Property and equipment, at cost, net of accumulated depreciation	2,799,405	2,169,156
Goodwill	1,071,525	937,465
Other intangibles, net	1,157,176	1,682,242
Deferred income taxes	271,744	49,626

Total assets	$49,950,537	$51,190,993

Liabilities
Current liabilities:
Accounts payable	$2,337,445	$2,197,458
Accrued expenses	2,974,967	4,457,644
Reserve for customer chargebacks	406,352	—
Due to related parties	351,335	353,307
Income taxes payable	333,705	—

Total current liabilities	6,403,804	7,008,409
Deferred income taxes	207,820	89,559

Total liabilities	6,611,624	7,097,968

Commitments and contingencies (Note 12)
Minority interest	—	307,017

Shareholders' equity
Preferred stock—$.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$.001 par value; authorized 50,000,000 shares; issued 12,882,992 shares and 14,216,729 shares, respectively	12,882	14,215
Common stock issuable—$.001 par value; 39,174 and 78,347 shares, respectively	242,879	485,758
Additional paid-in capital	37,916,110	41,692,066
Retained earnings	4,319,356	5,948,160
Accumulated other comprehensive income	847,686	33,056
Common stock held in treasury, at cost, -0- and 1,509,428 shares in 2003 and 2002, respectively	—	(4,387,247)

Total shareholders' equity	43,338,913	43,786,008

Total liabilities and shareholders' equity	$49,950,537	$51,190,993

See acompanying notes to consolidated financial statements

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended November 30, 2003, 2002 and 2001

	2003	2002	2001
Net revenue	$32,388,852	$44,042,925	$32,209,410
Cost of sales	13,080,555	12,243,635	9,152,462

Gross profit	19,308,297	31,799,290	23,056,948
Selling expenses	6,495,924	11,472,688	4,437,273
General and administrative expenses	13,646,524	15,251,422	11,262,556
Bad debt expense	576,350	647,875	1,083,826

(Loss) income from operations	(1,410,501)	4,427,305	6,273,293
Other income (expense):
Interest expense	—	(101,385)	(5,900)
Interest income and dividends	479,934	783,143	1,780,546
Realized gains on marketable securities	19,730	76,607	387,948
Realized gain on sale of subsidiary	1,375,801	—	—
Permanent impairment charges	—	—	(4,690,258)
Other non-operating income (expense)	(54,068)	(254,670)	16,699
Minority interest in (income) loss of subsidiary	(137,567)	(402,716)	(69,629)

Income before provision for income taxes	273,329	4,528,284	3,692,699
(Benefit) provision for income taxes	(147,571)	1,786,894	3,275,200

Net income	$420,900	$2,741,390	$417,499

Basic earnings per share (Note 3):
Net income	$0.03	$0.21	$0.03

Weighted average shares outstanding	12,776,295	13,350,794	14,794,159

Diluted earnings per share (Note 3):
Net income	$0.03	$0.19	$0.03

Weighted average shares outstanding	13,085,297	14,247,450	15,396,619

Cash dividends per common share	$0.16	$0.00	$0.00

See accompanying notes to consolidated financial statements

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2003, 2002 and 2001

	Common Stock					Treasury Stock		Accumulated Other Comprehensive (Loss) Income
			Common Stock Issuable	Additional Paid-in Capital	Retained Earnings (Deficit)				Total Shareholders' Equity
	Shares	Amounts				Shares	Amount
Balance, November 30, 2000	15,681,116	15,680		39,208,992	8,691,438	942,853	(2,201,900)	(4,385,650)	41,328,560
Net income for the year					417,499				417,499
Realized losses on available-for-sale securities								4,458,227	4,458,227

Comprehensive income (loss)									4,875,726

Stock option exercises	273,132	273		480,633					480,906
Tax benefit from exercise of stock options				240,265					240,265
Compensation expense related to options				116,218					116,218
Common stock issued in connection with acquisition of miniority interest	336,243	336		1,445,509					1,445,845
Purchase of common stock, held in treasury, at cost						18,550	(74,814)		(74,814)
Purchase and retirement of common stock	(2,000,000)	(2,000)		(95,833)	(5,902,167)				(6,000,000)

Balance, November 30, 2001	14,290,491	14,289	—	41,395,784	3,206,770	961,403	(2,276,714)	72,577	42,412,706
Net income for the year					2,741,390				2,741,390
Unrealized losses on available-for-sale securities								(40,692)	(40,692)
Foreign Currency Translation adjustment								1,171	1,171

Comprehensive income (loss)									2,701,869

Stock option exercises	554,270	554		1,224,143					1,224,697
Tax benefit from exercise of stock options				171,909					171,909
Common stock issued in connection connection with acquisition	39,174	39		242,840					242,879
Net proceeds on non-management trading disgorgement				114,402					114,402
Common stock issuable in connection with acquisition			485,758						485,758
Purchase of common stock, held in treasury, at cost						548,025	(2,110,533)		(2,110,533)
Purchase and retirement of common stock	(667,206)	(667)		(1,457,012)					(1,457,679)

Balance, November 30, 2002	14,216,729	14,215	485,758	41,692,066	5,948,160	1,509,428	(4,387,247)	33,056	43,786,008
Net income for the year					420,900				420,900
Unrealized gains on available-for-sale securities								338,319	338,319
Foreign Currency Translation adjustment								476,311	476,311

Comprehensive income									1,235,530

Dividends declared					(2,049,704)				(2,049,704)
Stock option exercises	159,704	161		343,379					343,540
Tax benefit from exercise of stock options				87,230					87,230
Common stock issued in connection with acquisition	39,174	39	(242,879)	242,840					—
Purchase of common stock, held in treasury, at cost						23,187	(63,691)		(63,691)
Retirement of treasury stock	(1,532,615)	(1,533)		(4,449,405)		(1,532,615)	4,450,938		0

Balance, November 30, 2003	12,882,992	$12,882	$242,879	$37,916,110	$4,319,356	—	$—	$847,686	$43,338,913

See accompanying notes to consolidated financial statements

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended November 30, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$420,900	$2,741,390	$417,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,436,582	1,173,123	389,404
Reserve for customer chargebacks	406,352	—	(1,223,562)
Provision for uncollectible accounts	576,350	647,875	1,083,826
Deferred income taxes	124,981	1,905,011	(1,282,347)
Compensation expense related to stock options	—	—	116,218
Net gains on sale of marketable securities	(19,730)	(76,607)	(390,560)
Gain on sale of subsidiary	(1,375,801)	—	—
Permanent impairment charges	—	54,000	4,750,258
Amortized discounts and premiums on marketable securities	—	(54,808)	(362,359)
Minority interest	(307,017)	402,716	134,649
Changes in assets and liabilities of business:
Accounts receivable	396,921	1,327,939	(4,666,714)
Due from related parties	—	49,106	361,223
Prepaid expenses and other current assets	72,782	277,474	98,939
Accounts payable	139,987	(1,730,960)	1,837,087
Income taxes payable	1,616,742	(2,696,851)	(1,521,776)
Due to related parties	55,576	(116,628)	(976,684)
Other, principally accrued expenses	(1,482,677)	158,724	1,484,397

Net cash provided by operating activities	2,061,948	4,061,504	249,498

Cash flows from investing activities:
Purchases of securities	(309,681,692)	(177,342,682)	(225,810,152)
Proceeds from sales of securities	296,016,630	186,861,999	241,829,982
Proceeds from sale of a subsidiary	1,375,801	—	—
Capital expenditures	(1,534,214)	(1,873,743)	(719,709)
Distributions to minority interest	—	(255,350)	—
Payments for asset acquisitions, net of cash received	—	(545,500)	—
Purchases of long-term investments	—	—	(49,000)

Net cash (used in) provided by investing activities	(13,823,475)	6,844,724	15,251,121

Cash flows from financing activities:
Dividends paid	(2,049,704)	—	—
Purchases of common stock	(63,691)	(3,568,212)	(6,074,814)
Proceeds from stock options exercised	343,540	1,224,697	480,906
Proceeds—net on settled non-management Section 16-b action	—	114,402	—

Net cash used in financing activities	(1,769,855)	(2,229,113)	(5,593,908)

Effect of exchange rate changes on cash and cash equivalents	334,698	1,171	—
Net (decrease) increase in cash and cash equivalents	(13,196,684)	8,678,286	9,906,711
Cash and cash equivalents, beginning of year	23,136,341	14,458,055	4,551,344

Cash and cash equivalents, end of year	$9,939,657	$23,136,341	$14,458,055

Supplemental disclosures:
Cash paid during the year for:
Interest	$—	$368,345	$—
Income tax (refunds) net of payments	$(1,931,173)	$2,997,160	$6,079,114

Noncash investing activities:

  During the fiscal year ended November 30, 2002, the Company has 117,521 shares of its common stock, issued and issuable, valued at $728,636, in the purchase the assets of a closely held, private company (See Notes 1 and 4)

  During the fiscal year ended November 30, 2001, the Company issued 336,243 shares of its common stock, valued at $1,445,845, in the purchase of a minority interest (See Notes 4 and 6).

Details of Acquisition (Notes 1 and 4)	Infiknowledge	ThanksMuch	Combined
Fair value of assets acquired	$1,379,975	$559,924	$1,939,899
Liabilities assumed	(388,838)	(124,924)	(513,762)
Stock issued	(485,758)		(485,758)
Stock issuable	(242,879)		(242,879)

Cash paid	262,500	435,000	697,500
Less: cash acquired	(77,767)	(74,233)	(152,000)

Net cash paid for acquisitions—Fiscal 2002	$184,733	$360,767	$545,500

See accompanying notes to consolidated financial statements

Traffix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.     Significant Accounting Policies

  Nature of Business

        Traffix, Inc. and its consolidated subsidiaries (collectively, "Traffix" or the "Company") provide consumer targeted direct marketing and customer acquisition services for businesses. The Company utilizes its proprietary and affiliate on-line databases to generate its revenue from direct marketing activities delivered by the Internet. The Company's on-line databases grow through on-line marketing and data acquisition programs. The Company's direct marketing activities have historically been divided into three principle operating segments: a) E-commerce, b) Off-line Marketing Services, and c) LEC Billed Products and Services, with (c) reactivated during the fiscal year ended November 30, 2003.

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

        The consolidated financial statements of the Company include the accounts of its wholly-owned and majority-owned subsidiaries. Any losses allocated to minority interests are limited to contributed minority interest capital. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to the accruals for fulfillment redemptions, reserves for uncollectible receivables, reserves for data qualification allowances, recoverability of long-lived assets, and the realizability of deferred tax assets. Additionally, the Company has potential exposure resulting from pending and/or threatened litigation for which the Company currently assesses no risk and does not provide for loss until such time as potential amounts are considered probable and can be reasonably estimated.

  Revenue recognition

        The Company currently earns the most significant portion of revenue from its E-commerce segment pursuant to marketing agreements with marketing partners and corporate customers (collectively, "Corporate Customers"). The provisions of each agreement determine the type and timing of revenue to be recorded. The Company generates its E-commerce revenue from the following nine basic categories: (1) delivery of consumer traffic to the websites and inbound telemarketing call centers of its Corporate Customers (e.g., click-thrus from the game banners on the Company's websites), (2) delivery of consumer data to Corporate Customers with respect to the consumers who have registered for Corporate Customers' products or services (e.g., a consumer who registered via the registration page of one of the Company's websites to receive on-line promotions from Corporate Customers), (3) delivery of pre-qualified consumer data to Corporate Customers as a result of consumers' responses to targeted questions and surveys (e.g., receiving free gifts for your children), (4) delivery of a sale or completed application for a Corporate Customer's product or service (e.g., a consumer who responds to a Traffix email promotion on behalf of a Corporate Customer by completing an on-line application for a credit card or subscribing for a cellular phone service), (5) generating revenue from any of the foregoing categories by placing Corporate Customers' offers on the media of third parties with whom the Company has a marketing relationship on a revenue share basis, (6) sales of inexpensive gift items directly to consumers, (7) rentals and sales of copies of specific segments of the Company's databases to Corporate Customers for their proprietary marketing and database enhancements, (8) sales of memberships to the Company's online dating service, iMatchUp.com, and (9) customer acquisition services, both on-line and off-line, under a net branch agreement with a qualified mortgage banking establishment. Regarding the Company's net branch agreement revenues, see Note 1 for a discussion of the disposition of the Company's majority owned subsidiary that generated such revenue.

        During the fiscal year ended November 30, 2003, the Company introduced two additional revenue sources to its product and service suite. Such revenue sources include a proprietary on-line dating service (referenced above as item (8)) and proprietary ISP, Email and Voice Over Internet LD service offers (included in the LEC Billed Product and Service segment). The combination of the two newly introduced revenue sources accounted for approximately 17% of the Company's revenue for the fiscal year ended November 30, 2003.

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

        The Company's current business, as conducted in its E-commerce segment, also may require the provision of a premium; premiums are also referred to as fulfillment costs elsewhere. These E-commerce segment premiums are estimated and accrued, based upon historical and current experience. Such E-commerce premium costs are classified as a component of marketing expense and are included in the cost of sales at the time the associated revenues are recognized. Any variance in the initial accrual, as compared to the actual experience, is included in the financial statements for the period that the variance is determinable. The fiscal year ended November 30, 2003 included a reduction to fulfillment expense of approximately $629,000 relating to the estimated fulfillment expense adjustment resulting from the termination of the fulfillment liability associated with a former major customer.

        Revenue from the Company's LEC Billed Product and Service segment, which resumed activity during the fiscal year ended November 30, 2003, consists of Local Exchange Carrier ("LEC") billed Internet based products. Such products include an Internet Service Provider ("ISP") product, an email service product and a Voice Over Internet Protocol product. The revenue from such services is recognized net of an estimated provision for refunds, credits and adjustments subsequently granted to customers ("customer chargebacks"). Customer chargebacks are reflected as a contra-revenue account within the Company's statement of operations. Since the provision for customer chargebacks is established prior to the periods in which chargebacks are actually expended, the Company's revenues are adjusted in later periods if the Company's incurred chargebacks vary from the amounts previously estimated.

        Revenues from the Company's off-line marketing services segment during the fiscal year ended November 30, 2003 included the revenue earned by Montvale Management, LLC, the Company's majority-owned subsidiary. The Company sold its interest in such subsidiary to the other member thereof on March 7, 2003 (see Note 1). Such revenues represented approximately $2.4 million, or 7%, respectively, of the Company's consolidated net revenues for the fiscal year ended November 30, 2003, compared to $3.9 million, or 11%, of the Company's consolidated net revenues for the fiscal year ended November 30, 2002. Such revenue resulted from Montvale's commission earned for the provision of net branch services to a mortgage banking institution. Under such arrangement Montvale managed the branch offices and loan origination business of a single third party licensed mortgage banker. Approximately 15% of Montvale's revenues were derived from on-line sources, with such portion then being included in the Company's E-commerce segment. Montvale recognizes its commission upon the closing of the loan, with a provision for mortgage refinance rescissions applicable to mortgage refinances consummated within the last 3 business days of the quarter (as all refinancings are subject to a federally mandated 3-day right of rescission). Actual experience regarding rescissions indicates that the historical variance between rescission provisions and the actual rescissions have been immaterial.

  Revenue Related Accruals

        The Company provides for the estimated costs to fulfill customer premium obligations arising from certain of its customer acquisition services upon the recognition of the related revenue. Such reserves are determined based upon actual experience, estimates as to new premium offers resulting from actual experience and managements' historical industry experience. Such estimates are trued up against actual results, with the variance being charged to operations at that time.

  Research and Development

        The Company charges all research and development costs to site development and maintenance expense, and to miscellaneous general and administrative expense as incurred.

  Internal Use Software

        The Company accounts for the costs of internal use software in accordance with Statement of Position 98-01, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, costs other than reengineering costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation/operation stage. As of November 30, 2003 and 2002, the Company had $135,000 and $173,000 respectively, in unamortized capitalized internal use software costs. Amortization of these costs was $38,000, $17,000 and $-0- during fiscal 2003, 2002 and 2001, respectively.

  Earnings per Common Share

        Basic earnings per common share is based on the weighted-average number of common shares outstanding during each reporting period. Diluted earnings per common share is based on the weighted-average number of common shares and the effect of dilutive common shares (stock options) outstanding during each reporting period.

  Concentration of credit risk

        Financial instruments that potentially subject the Company to concentration of credit risk have historically consisted of cash and cash equivalents, marketable securities and accounts receivable. Currently the Company invests the majority of its excess cash in high-grade commercial paper, with maturities ranging from one month to three years with certain investments. Substantially all of the Company's cash and cash equivalents, and short-term investments, are held by four major U.S. financial institutions. Consistent with the above, the Company maintains Board of Director established guidelines requiring diversification yielding safety and liquidity.

        Cash and cash equivalent balances are principally held at four financial institutions and may, at times, exceed insurable amounts. The Company believes it mitigates its risks by investing in or through major financial institutions. Recoverability is dependent upon the performance of the institutions.

  Cash and cash equivalents

        All short-term investments with an original maturity of less than one month are considered to be cash equivalents.

  Marketable securities

        The Company's marketable securities have historically consisted of corporate commercial paper, auction rate securities and equity securities, all of which are held for varying and indefinite periods of time, pursuant to maturity dates, market conditions and other factors. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all marketable securities are considered to be available-for-sale and are classified as current assets. Accordingly, such securities are stated at fair value, with unrealized gains and losses, net of the estimated tax effects when applicable, being included in other comprehensive income (loss) as a separate component of shareholders' equity, until realized. Actual sales of securities resulting in realized gains and losses on marketable securities are included in the statement of operations, as a component of "Other income (expense)" and are derived using the specific identification method for determining the cost of securities.

  Foreign Currency Translation

        The Company's foreign subsidiary uses its local currency as its functional currency; correspondingly assets and liabilities are translated at exchange rates in effect at the balance sheet date, with the resulting translation adjustments being recorded directly to other comprehensive income (loss), as a separate component of shareholders' equity; and income and expenses are translated using average exchange rate for the periods presented.

  Accounts receivable and allowance for doubtful accounts

        Accounts receivable consist of trade accounts receivable from the Company's Corporate Customer base, with extension of credit varying between 30 to 90 days, with the majority at 30 days. Additionally, accounts receivable from Local Exchange Carriers (LEC Segment) and credit card companies (on-line dating service) are due to the Company. The Company's customer base is comprised of domestic entities with diverse demographics. The allowance for doubtful accounts is based on management's evaluation of the collectibility of receivables after giving consideration to current delinquency data, historical loss experience and general economic conditions, both at the Company level and sector/industry level. The Company's accounts receivable balances are continually reviewed by management, and when situations dictate, provisions for losses are recorded. Additional allowances might be required if the original estimates for loss prove to be inadequate. See "Estimates" included above.

  Accounts receivable and allowance for contractually specified data qualifications

        The Company's accounts receivable, as described above, is reported net of an allowance for contractually specified data qualification allowances. Such data qualification allowances are reflected as a reduction to accounts receivable, and as a contra revenue account in arriving at the Company's reported net revenue. Contractually specified data qualifications allowances are determined pursuant to the terms of the Company's marketing agreements with its corporate customers. These allowances include reductions to the gross amount of records shipped to, accepted by, and invoiced to the Company's corporate customers. The allowance relates to data that fails to meet: (1) minimum age restrictions, (2) country residence restrictions, (3) pre-existing relationships of such data with the respective corporate customers, (4) duplications of names within the same file transfer and (5) other data qualifications specific to the terms of the underlying marketing offer. The Company's methodology in determining the allowance for data qualifications is based on the Company's historical experience regarding data qualifications with existing corporate clients, and the application of such experience to similar products in the case of new corporate clients whose marketing agreements call for data qualification allowances.

  Transactions With Major Customers

        Historically, the significant portion of the Company's revenue was dependent on a limited number of major customers. During Fiscal 2003, pursuant to a change in our business model, no individual customer relationship equaled, or exceeded the 10% of current year's revenue threshold for major customers. During the year ended November 30, 2002, the Company reported five major customers, which in combination, accounted for approximately $22 million, or 50% of Fiscal 2002 consolidated revenue. During the year ended November 30, 2001, the Company reported six major customers, which in combination, accounted for approximately $18 million, or 55% of Fiscal 2001 consolidated revenue.

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

  Goodwill and other identifiable intangibles

        Goodwill and other identifiable intangibles represent the excess of purchase price over the fair value of minority interest in GroupLotto, Inc. a wholly owned subsidiary. The aggregate amount of such cost was $1,445,845, which will be amortized on a straight-line basis over five years. Amortization expense was approximately $599,000, $533,000 and $108,000 in the fiscal years ended November 30, 2003, 2002 and 2001, respectively.

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

  Income taxes

        Deferred tax assets and liabilities are based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided against deferred tax assets, which are not likely to be realized (see Note 9).

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

        Total advertising and marketing expenses by segment for fiscal 2003, 2002 and 2001 were as follows:

	Consolidated Advertising and Marketing Costs Year ended November 30,
	2003	2002	2001
E-commerce	$11,327,208	$11,278,745	$7,519,511
Off-line Marketing Services	261,786	619,331	1,194,026

Consolidated totals	$11,588,994	$11,898,076	$8,713,537

  Comprehensive Income (Loss)

        The Company presents foreign currency translation adjustments and unrealized gains and losses on its marketable securities as a component of "Comprehensive income (loss)" and are presented below:

	Year Ended November 30,
	2003	2002	2001
Net income	$420,900	$2,741,390	$417,499
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	476,311	1,171	—
Unrealized gain (loss) from available-for-sale securities, net of income taxes of, $-0- for 2003, $-0-for 2002 and $-0- for 2001	338,319	(40,692)	614,561
Less: reclassification adjustment for losses
Realized in net income	—	—	4,188,957
Add: reclassification adjustment for gains
Realized in net income	—	—	(345,291)

Comprehensive income	$1,235,530	$2,701,869	$4,875,726

  Proforma Stock-Based Compensation

        Pursuant to Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, the Company will continue to use the intrinsic value method of accounting for its employee and director stock-based compensation awards. Accordingly, the Company has not recognized compensation expense for its noncompensatory employee and director stock option awards. As recommended by SFAS No. 123, the fair values of options were estimated using the Black-Scholes option-pricing model. Option vesting periods have historically been three years, except for grants to non-employee members of the Board of directors, which fully vest at the time of grant. The Company's adjusted net income and adjusted earnings per share had it elected to adopt the fair value approach of SFAS No. 123, which charges earnings for the estimated fair value of stock options, would have been as follows:

	Three Years Ended November 30,
	2003	2002	2001
Net income, as reported	$420,900	$2,741,390	$417,499
Total stock-based compensation expense incurred in as reported net income, net of related tax effects	0	185,097	76,704
Less: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(889,759)	(1,231,985)	(1,060,170)

Pro forma Net income(loss), as adjusted	$(468,859)	$1,694,502	$(565,967)
Basic net income(loss) per share:
As reported	$0.03	$0.21	$0.03
Pro forma	$(0.04)	$0.13	$(0.04)
Diluted net income(loss) per share:
As reported	$0.03	$0.19	$0.03
Pro forma	$(0.04)	$0.12	$(0.04)

        The pro forma amounts shown above are not necessarily representative of the impact on net income in future periods.

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

  Recent Accounting Pronouncements

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 19 amends and clarifies financial accounting and reporting of derivative instruments hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made:

    (a) as part of the Derivatives Implementation Group process that requires amendments to SFAS No. 133; (b) in connection with other FASB projects dealing with financial instruments; and (c) in connection with the implementation issues related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial position and results of operations.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer clarify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because the financial instrument embodies an obligation of the issuer. Many of these instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on our financial position and results of operations.

        In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which addresses the recognition, measurement and reporting of costs associated with exit or disposal activities. SFAS No. 146 requires the recognition of a liability for a disposal activity, including those related to employee termination benefits and obligations under operating leases and order contracts, and that the liability be recognized when incurred and not necessarily on the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the initial measurement of a liability be based on fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We have not had any exit or disposal activities since the adoption of the standard.

        In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21 (EITF No. 00-21), Multiple-Deliverable Revenue Arrangements. EITF No. 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are separate units of accounting. The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus is applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB No. 20, Accounting Changes. We are assessing the impact of EITF No. 00-21 and believe that the adoption will not have a material impact on our financial position and results of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 18 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We have applied the disclosure provisions of SFAS No. 148.

        In January 2003, the FASB issued FIN No. 146, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Fin No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions for Fin No. 46 must be applied for the first interim or annual period ending after December 15, 2003. We believe that the adoption of this standard will have no material impact on our financial position and results of operations.

  Reclassifications

        Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

  Asset Dispositions and Acquisitions

        In March 2003, the Company sold its majority owned subsidiary, Montvale Management LLC ("Montvale") to Mortgage Industry Consultants, LLC ("MIC") for $1.6 million, plus its investment. Traffix had obtained its 51% interest in September of 1999 through an initial investment of approximately $50,000. Pursuant to the terms of the sale, we received $1 million in cash at closing on March 7, 2003. Additionally, we received a note from the Purchaser for $600,000, payable in 24 monthly installments of $25,000. As of February 1, 2004, ten installments were received under the note. The Company has also received approximately $299,000, representing its GAAP basis capital account in such majority owned subsidiary as at November 30, 2002.

        Based on management's assessment of Montvale's future cash flows, after taking into consideration Montvale's increased obligations with respect to the note obligations due the Company, the Company has deemed it prudent to defer recognition of income on the unpaid portion of the note. Recognition will take place in future periods under the cost recovery method.

        The Company also entered into a two-year Media Purchase Agreement whereby it agreed to provide certain media lead generation and related services to the continuing owners of Montvale for consideration of $40,000 per month over the term of the agreement. As of February 1, 2004, seven installments were received under the Media Purchase Agreement.

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

        The total purchase price for these two acquisition was: (a) cash of $897,500, of which $697,500 was paid simultaneous with the respective asset acquisition closings in December 2001 and $200,000 of which was payable to the sellers of Infiknowledge on December 6, 2002 and which is included as a component of the Company's accrued expenses as at November 30, 2002; and (b) 117,521 shares of the Company's common stock, valued at $6.20 per share (the average closing prices of the Company's stock for the period December fourth to December tenth of 2001), which accounted for the additional consideration in the InfiKnowledge asset acquisition. Of the total share consideration, 39,174 of such shares were issued at the closing of the InfiKnowledge acquisition and 78,347 shares remained issuable, with 39,174 shares issued on December 6, 2002 and 39,173 shares issued on December 6, 2003. The issuable shares were considered as outstanding common shares in the computation of both basic and diluted weighted shares outstanding for the period December 6, 2001 to November 30, 2003. Goodwill and other intangible assets recognized in the transactions amounted to $1,499,512, of which approximately 90%, or $1.3 million, is expected to be deductible for income tax purposes. The goodwill and other intangibles were assigned to the E-commerce segment.

2.     Related Party Transactions

        The Company incurred approximately $733,000, $798,000 and $745,000, respectively, during fiscal 2003, 2002 and 2001, in legal fees to a firm having a member who is also a director of the Company. The fees charged by such firm were at rates comparable to rates obtainable from other firms for similar services.

        During the year ended November 30, 2002, the Company consummated certain transactions with Eric Aroesty, a former principal stockholder, executive officer and director of our Company (the "Closing"), the specifics of the transactions are included below:

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

  (vi)
  Mr. Aroesty's resignation as our President and as a member of our Board of Directors."

        The Company included the above Items (i), (ii) and (iii), in its Consolidated Statement of Shareholders' Equity for the year ended November 30, 2002, with items (i) and (iii) being included under the line item "Purchase and retirement of common stock", and item (ii) was included under the line item "Stock option exercises" (the balance of such line item consisted of other routine employee stock option exercises).

        Furthermore, FASB Interpretation No. (FIN) 44, paragraph 14(a), provides, in part, that if an option is exercised (the "Exercise"), and within six months after the Exercise the company repurchases the shares acquired upon such Exercise (the "Repurchase"), the portion of the consideration paid by the company in the Repurchase that exceeds the exercise price paid upon the Exercise (the "Excess Amount") shall be deemed by the company to be compensation. In accordance with FIN 44, the Company included the $281,657 Excess Amount received by Mr. Aroesty in the line item "General and Administrative Expenses" under its Consolidated Statement of Operations for the year ended November 30, 2002, and further explains the same in the footnote of Note 14.

3.     Marketable Securities

        The carrying amount of the Company's marketable securities is shown in the table below:

	November 30,
	2003		2002
	Cost	Market Value	Cost	Market Value
Available-for-sale securities:
Equity securities	$1,187,373	$1,566,427	$1,067,522	$1,099,406
Certificates of deposit	686,000	677,150	—	—
Annuity	1,528,943	1,528,943	—	—
Corporate commercial paper	24,500,000	24,500,000	13,150,000	13,150,000

Total	$27,902,316	$28,272,520	$14,217,522	$14,249,406

        Marketable securities shown in the above table are carried at historical cost, as at November 30, 2003 and 2002, respectively, and stated at fair value; the cost basis of marketable securities with scheduled maturities within one year were $24,990,000 and $13,150,000 for fiscal 2003 and fiscal 2002, respectively.

        Proceeds, realized/unrealized gains and realized/unrealized losses from sales of securities classified as available-for-sale for fiscal year 2003, 2002 and 2001 consisted of the following:

	2003	2002	2001
Proceeds from sales of securities	$296,016,630	$186,861,999	$241,829,982
Gross realized gains	21,478	103,729	412,115
Gross realized losses	(1,748)	(27,122)	(24,168)
Comprehensive income gains(losses):
Gross unrealized gains	411,528	198,908	925,604
Gross unrealized losses	(73,209)	(239,600)	(311,043)

Total gross unrealized gains(losses)	338,319	(40,692)	614,561

        During the year ended November 30, 2001, specifically within the three months ended February 28, 2001, the Company recognized losses through an impairment charge of $4,190,207 on its available-for—

sale marketable securities. The underlying securities and related recognized losses (after the historical carrying values of such securities were reduced to their respective closing prices on February 28, 2001) were as follows:

Company	Loss Amount
My Points, Inc. (Nasdaq: MYPT)	$2,553,778
SkyMall, Inc. (Nasdaq: SKYM)	$1,386,429
Predict It, Inc. (Nasdaq: PRIT.OB)	$250,000

Total Loss Amount	$4,190,207

        The Company held all of such securities for periods in excess of six months. The Company had continually evaluated the carrying value of such investments. On April 1, 2001, the Company determined that, based upon the precipitous decline in the share values of each of the above companies, as well as the overall market conditions at that time, it was probable that the decline was other than temporary in accordance with Financial Accounting Statement (FAS) 115, paragraph 16. As a result, the Company adjusted the "cost basis" of these securities during the year ended November 30, 2001(specifically as effective February 28, 2001), to the closing prices of the respective securities on such date and realized the corresponding impairment loss. This loss was included in the Company's "other income (expense), Permanent impairment charges", for the year ended November 30, 2001.

        The My Points, Inc. impairment charge/loss of $2,553,778 was calculated as being the difference between the Company's $2,681,778 basis in its My Points, Inc. shares (or 117,023 shares at $22.9167 per share) and the $128,000 market value of such shares at February 28, 2001, based upon a closing price of $1.09380 per share.

        The SkyMall, Inc. impairment charge/loss of $1,386,429 was calculated as being the difference between the Company's $1,740,000 basis in its SkyMall, Inc. securities (or 188,571 shares at $5.250 per share and 214,286 warrants at $3.50 per warrant) and the $353,571 market value of such shares and warrants at February 28, 2001, based upon a closing price for the shares of $1.8750 per share and $-0- per warrant, due to the absence of a trading market therefor.

        The Predict It, Inc. impairment charge/loss of $250,000 was calculated as being the difference between the Company's $250,000 basis in its Predict It, Inc. securities (or 250,000 shares at $0.10 per share and 500,000 warrants at $0.45 per warrant) and the $-0-market value of such shares and warrants at February 28, 2001, due to the absence of a trading market therefor.

4.     Goodwill and identifiable intangible assets

        The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows:

	As of November 30, 2003		As of November 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
GroupLotto identifiable intangibles:
GroupLotto Site Brand Recognition	$722,922	$341,640	$722,922	$203,623
GroupLotto Database	433,754	204,983	433,754	$122,174
Intellectual Property Assets	289,169	136,656	289,169	$81,449
Marketing Right License Fee	300,000	300,000	300,000	106,450
Infiknowledge identifiable intangibles:
Internet Game Suite	231,543	91,438	191,595	37,440
Intellectual Property Assets	173,657	68,578	143,696	28,079
Market Position Acquired	201,525	79,583	166,756	32,585
Thanksmuch identifiable intangibles:
Profiled customer data	50,000	28,209	50,000	11,542
Restrictive Covenants	10,000	4,307	10,000	2,308

Total amortizable intangible assets	$2,412,570	$1,255,394	$2,307,892	$625,650

Unamortized intangible assets:
Goodwill—Infiknowledge	$781,789		$647,729
Goodwill—Thanksmuch	289,736		289,736

Total Goodwill	$1,071,525		$937,465

        The Infiknowledge identifiable intangibles and unamortizable goodwill gross carrying amount changes as a result of the effects of foreign currency exchange translation.

        The amortizable intangibles listed above are deemed to have a finite life of five years, or less, from the date of acquisition; the straight-line method of amortization has been applied to such assets in calculating their respective amortization. The Internet and E-commerce industries, within which the Company conducts the majority of its business and has extensive experience, are dynamic and constantly evolving business arenas. Based on the its experience in these industries, the Company evaluated the nature of each of the components of the identifiable intangible assets and determined that a five-year useful life, with corresponding straight-line amortization, was the most accurate available means of estimating such assets' finite lives. In future fiscal periods, if facts or circumstances arise that indicate the five-year useful life assigned to such assets was, in fact, inaccurate, the Company will make the appropriate adjustments at that time.

        The Infiknowledge acquisition indentifiable intangibles related amortization expense has been recorded for the period December 6, 2001 (date of acquisition) to November 30, 2003.

        The ThanksMuch acquisition indentifiable intangibles related amortization expense has been recorded for the period December 14, 2001 (date of acquisition) to November 30, 2003.

        The GroupLotto acquisition indentifiable intangibles related amortization expense has been recorded for the July 23, 2001 (date of acquisition) to November 30, 2003.

        The future intangible amortization expense for the next five fiscal years is estimated to be as follows:

	2004	2005	2006	2007	2008
GroupLotto Identifable intangible amortization:
GroupLotto Site Brand Recognition	$144,595	$144,595	$92,092		$—
GroupLotto Database	86,757	86,757	55,257		—
Intellectual Property Assets	57,838	57,838	36,837		—
Marketing Right License Fee	—	—	—	—	—

Total Group's amortization	$289,189	$289,190	$184,186	$—	$—

Infiknowledge Identifable intangibles:
Cost allocated
Internet Game Suite	$46,242	$46,242	$46,242	$1,379	$—
Intellectual Property Assets	34,682	34,682	34,682	1,033	—
Market Position Acquired	40,248	40,248	40,248	1,198	—

Total Group's amortization	$121,172	$121,172	$121,172	$3,610	$—

ThanksMuch Identifable intangibles:
Profiled customer data	$16,667	$5,124			$—
Restrictive Covenants	2,000	2,000	1,693		—

Total Group's amortization	$18,667	$7,124	$1,693	$—	$—

Summary
GroupLotto Identifable intangibles:	$289,189	$289,190	$184,186	$—	$—
Infiknowledge Identifable intangibles:	121,172	121,172	121,172	3,610	—
ThanksMuch Identifable intangibles:	18,667	7,124	1,693		—

Total identifiable intangible amortization	$429,028	$417,486	$307,051	$3,610	$—

        For all of the above referenced acquisition based intangibles, there are no contingencies for cash and/or shares, other than those described in Note 1 to the financial statements.

5.     Property and Equipment

        Property and equipment for the years ended November 30, 2003 and 2002 consists of the following:

	2003	2002
Furniture and fixtures	$397,512	$375,323
Computers and equipment	4,123,996	3,379,468
Land and Building	640,997	—
Leasehold improvements	224,038	97,538

	5,386,543	3,852,329
Less: accumulated depreciation and amortization	2,587,138	1,683,173

	$2,799,405	$2,169,156

        Depreciation and amortization expense on property, equipment and leasehold improvements for the years ended November 30, 2003, 2002 and 2001 was approximately $904,000, $656,000 and $281,000, respectively.

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

7.     Accrued expenses

        Accrued expenses are comprised of the following at:

	November 30,
	2003	2002
Accrued payroll and bonuses	$398,004	$983,909
Advances from customers	739,007	729,202
Accrued fee share liabilities	504,944	805,632
Accrued fulfillment/premium liabilities	—	628,083
Accrued payables related to asset acquisition	—	200,000
Other	1,333,012	1,110,818

Total accrued liabilities	$2,974,967	$4,457,644

8.     Other Income(expense)

        Other Income(expense) consisted of the following for the fiscal years ended November 30:

	Year Ended November 30,
	2003	2002	2001
Other income (expense):
Interest expense	$—	$(101,385)	$(5,900)
Interest income and dividends	479,934	783,143	1,780,546
Realized gains on sale of marketable securities	19,730	76,607	387,948
Permanent impairment charges	—	—	(4,690,258)
Realized gain on sale of subsidiary	1,375,801	—	—
Other non-operating income:
Talk.com Arbitration Settlement	—	2,342,123	—
P.M. Thomas Arbitration Settlement	—	(2,710,000)	—
Residual loss from terminated programs	—	—	(57,344)
Other miscellaneous income(expense)	(54,068)	(11,793)	74,043
Liquidation proceeds on prior year impairment loss	—	125,000	—
Minority interest (income) loss	(137,567)	(402,716)	(69,629)

Total Consolidated Other Income (Expense)	$1,683,830	$100,979	$(2,580,594)

Talk.com Arbitration Settlement

        On November 12, 2001, the American Arbitration Association ("AAA") rendered an award (the "Award") to the Company in response to its claim against Talk.com ("Talk"). The Award was rendered in three components: (1) $3,155,355 plus interest of $260,316.78 for a total of $3,415,671; (2) $1,800,000 plus interest of $141,750 for a total of $1,941,750; and (3) $774,441 plus interest of $62,440 for a total of $836,881. Immediately after the Award was communicated to the parties, Talk management negotiated a settlement with the Company regarding terms of payment. Initially, the Company sought payment in full immediately and Talk sought a payment plan over time. The parties agreed on an immediate payment of $3.7 million (which was received by the Company on November 19, 2001), and a subsequent payment of $2,494,303 with interest thereon at the rate of 9%, which was due on April 1, 2002. Such payment was received on April 1, 2002 in the amount of $2,543,916.40, which included interest of approximately $49,600.

        The description of the three financial components of the Award did not specifically set forth the reasons for each component. Nevertheless, based on the claims made by the Company in the action before the AAA, the Company had sought approximately: (1) $3,155,355 for payment of an outstanding invoice for services rendered to Talk; (2) $1.8 million for a liquidated damages claim as set forth in the Agreement between the parties, and (3) $775,000 for approximate revenue that would have been earned by the Company if Talk had given it the 30 days' termination notice required to terminate the contract.

        The principal amounts of the above components (1) and (3) were recognized as revenue by the Company because component (1) represented amounts actually billed for services rendered, and component (3) represented a minimal amount of revenue that should have been earned for services partially rendered during the "required 30 days notice to terminate the contract" period. The Company treated the above component (2), the liquidated damages portion, and all interest thereon, as other miscellaneous income during the year ended November 30, 2002, upon receipt of the second installment in April of 2002.

        In the fourth quarter of fiscal 2001, the Company had recognized $3.7 million in revenue which represented the collected portion of the $3,929,795 in principal awarded in components (1) and (3). The Company recognized the revenue balance of $229,795 during the year ended November 30, 2002, specifically during its quarter ended May 31 of such year. The balance of the April 2002 payment, which was deemed to include the liquidated damages and the interest income on the entire award, which amounted to $2,342,123, and was reported as a component of the Company's "Other income(expense)", included in the line item "Other non-operating income expense" during the year ended November 30, 2002.

  P.M. Thomas Arbitration

        During the fiscal year ended November 30, 2002, specifically on June 3, 2002, the American Arbitration Association ("AAA") rendered an award in the sum of approximately $2.3 million (inclusive of interest) in favor of the Claimants, in the arbitration entitled Philip Michael Thomas, PMT Productions Inc., Kaye Porter Management, RMI Entertainment, Inc., Millennium Telemedia, Inc., Claimants v. New Lauderdale, LLC d/b/a Calling Card Co., Psychic Readers Network, Inc. d/b/a PRN Telecommunications, and Quintel Entertainment, Inc., Respondents (No. 131400004900) ("Action"). The award consisted of approximately $1.48 million in damages, plus interest at nine percent (9%) from January 1, 1996 and January 1, 1997, or approximately $785,000. The award also denied Claimants' punitive damages and all other claims asserted in the arbitration.

        Subsequent to the arbitration, in order to avoid the uncertainties and the possibility of further awards in the Action, the Company agreed to settle the claims in the Action for approximately $435,000 and to pay the arbitration award in exchange for full releases from the claimants. As such, in September 2002, during the fiscal year ended November 30, 2002, the combined total of $2.7 million was disbursed to the claimants.

        The Company had accrued and recorded the total settlement as a non-operating expense during the year ended November 30, 2002, describe in the table above as "P.M. Thomas Arbitration Settlement".

9.     Income Taxes

        The provision (credit) for income taxes consists of the following:

	Year ended November 30,
	2003	2002	2001
Current tax provision (benefit):
U.S federal taxes	$(112,336)	$75,262	$3,444,673
Foreign taxes	(32,173)	330,401	—
U.S. state tax	(130,237)	286,173	(1,154,105)

	(274,746)	691,836	2,290,568

Deferred tax provision (benefit):
U.S federal taxes	33,425	870,370	1,112,875
Foreign taxes	86,226	(49,626)	—
U.S. state tax	7,524	274,314	(128,243)

	127,175	1,095,058	984,632

Total (benefit) provision for income taxes	$(147,571)	$1,786,894	$3,275,200

The domestic and foreign components of income before taxes are as follows:
Domestic	$(228,846)	$3,909,873	$3,692,699
Foreign	502,175	618,411	—

Income before taxes	$273,329	$4,528,284	$3,692,699

        The following is a reconciliation of the income tax expense computed using the statutory federal income tax rate to the actual income tax expense and its effective income tax rate:

	Year ended November 30,
	2003	2002	2001
Income tax expense computed at U.S. federal statutory rate	$92,932	$1,539,617	$1,217,170
State income taxes, net of federal income tax benefit	(80,991)	369,921	649,857
Foreign tax statutory rate excess over U.S statutory rate	35,675	56,276	—
Tax settlements	—	(220,472)	—
Capital losses generating no tax benefit	—	—	1,456,390
Change in valuation allowance	(485,527)	(66,647)	(133,237)
Nondeductible items	125,103	108,199	85,020
Foreign Tax Credits reclassified to expense	276,030	—	—
U.S. federal tax benefit from Foreign Tax Credit reclassification to expense	(112,336)	—	—
Other differences, net	1,543	—	—

Effective income tax (benefit) expense	$(147,571)	$1,786,894	$3,275,200

        The fiscal 2002 reconciling item described as "tax settlements" relates to the settlement of tax liabilities for the 1996 through 1999 tax years, which were settled during the fiscal year ended November 30, 2002 at amounts less than previously recorded.

        The components of net deferred tax assets are as follows:

	November 30,
	2003	2002
Deferred tax assets:
Current:
Accrued expenses and reserves not currently deductible	$1,292,737	$1,238,953
Realized capital losses on marketable securities and long term investments	1,112,653	1,598,180
Valuation allowance on realized capital losses	(1,112,653)	(1,598,180)
Fixed Assets and Intangibles	3,246	9,838
Foreign Income Tax Credit carryforward	—	276,030

Total current assets	1,295,983	1,524,821

Non-current:
Fixed assets and intangibles	103,005	49,626
Net operating loss carryforwards	168,739	—

Total noncurrent assets	271,744	49,626

Total assets	1,567,727	1,574,447

Deferred tax liabilities:
State net operating losses	1,384,849	1,384,849
Valuation allowance	(1,322,442)	(1,322,442)
Fixed assets and intangibles	(202,859)	(151,966)
Other	(67,368)	—

Total noncurrent liabilities	(207,820)	(89,559)

Net deferred tax assets	$1,359,907	$1,484,888

        At November 30, 2003 and 2002, valuation allowances of $1,322,442 were established, primarily for state tax net operating losses, which can not be carried back by statute, and have reduced the deferred tax assets to an amount which the Company believes is more likely than not to be realized.

        During the years ended November 30, 2003 and 2002, the Company recognized $485,527 and $43,244, respectively, in tax savings related to net capital gains, which were not taxed, based on the realization of the tax benefit of the prior year's capital loss valuation allowance. At November 30, 2003 and 2002, the capital loss deferred tax assets and related valuation allowances were reduced for the respective current year's tax benefits realized. At November 30, 2003 the balance of the tax deferred asset relating to prior year's capital losses amounted to $1,112,653, with a corresponding full valuation allowance of $1,112,653. Such capital losses expire on November 30, 2006.

        The Company has approximately $53 million of state net operating losses expiring through 2015.

10.   Regulatory Issues and Other Risk Considerations

Government Regulation

        Federal legislation was signed into law, effective January 1, 2004, pre-empting all existing and pending state e-mail marketing legislation. The CAN-SPAM Act of 2003 requires that certain "opt-out"

procedures, including, but not limited to, a functioning return e-mail address (and a time limit of ten (10) days to comply with all opt-out requests sent by consumers), be included in commercial e-mail marketing. The CAN-SPAM Act prohibits the sending of e-mail containing false, deceptive or misleading subject lines, routing information, headers and / or return address information. The CAN-SPAM Act does not permit consumers to file suit against e-mail marketers for violation of such Act. We believe that this may benefit us, as individuals will be more limited in their ability to file frivolous suits against us, as they have in the past. The Federal Trade Commission ("FTC") is empowered by the CAN-SPAM Act to enact regulations, within the next four (4) to twenty-four (24) months, that would implement certain provisions of the CAN-SPAM Act such as standardized subject line labeling, a "bounty" system to compensate consumers for being the first to report a spammer and a potential "do-not-spam registry." If the regulations promulgated by the FTC specifically limit our ability to market our offers, we could potentially realize a material adverse impact in future fiscal period net revenue growth, and, therefore, profitability and cash flows could be adversely affected.

        On September 26, 2003, we were served with a Civil Investigative Demand by the Missouri Attorney General's Office requesting certain documents and inquiring into our Company's merchandising practices in connection with games of chance available for entry at grouplotto.com. We have responded to the document and information requests and expect to hear back from the Missouri Attorney General's Office shortly.

        To date, the Company has not been subject to any enforcement actions by any regulatory authority.

11.   Commitments and Contingencies

  Leases

        The Company is obligated under a noncancelable real property operating lease agreements that expire through in fiscal 2006. Future minimum rents consist of the following at November 30, 2003:

2004	$406,224
2005	353,593
2006	215,000
Thereafter	—

$974,817

        Certain leases contain escalation clauses with respect to real estate taxes and related operating costs. The accompanying financial statements reflect rent expense on a straight-line basis over the term of the lease as required by accounting principles generally accepted in the United States of America. Rent expense for all leases was $456,000, $571,000 and $352,000 for fiscal 2003, 2002 and 2001, respectively.

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

        Plasmanet—On November 21, 2002, Plasmanet, Inc., one of our competitors, commenced an action alleging patent infringement and misappropriation of trade secrets. Plasmanet, Inc. v. Apax Partners, Inc., et al., Case No. 02 Civ 9290 (S.D.N.Y.). Plasmanet operates a website, FreeLotto.com, which is similar to one operated by GLI. Plasmanet alleged that on September 24, 2002 it obtained a patent for a "Free Remote Lottery System" and that we infringed this patent. In addition, Plasmanet asserted that trade secrets were contained in a private placement memorandum and that we misappropriated these trade secrets after we were allegedly shown such private placement memorandum by an agent of Plasmanet's investment banker. The complaint sought injunctive relief and unspecified money damages. We asserted counterclaims, inter alia, to declare Plasmanet's patent invalid. In December 2003, the complaint was dismissed with prejudice with respect to Plasmanet's patent infringement claim and our counterclaims, and without prejudice with respect to the misappropriation of trade secrets claim. Such misappropriation claim has been reasserted by Plasmanet in New York State court (Sup. Ct. N.Y. Co., January 27, 2004, Index No. 60021-04). We believe there is no merit to the reasserted claim and intend vigorously to defend against it.

        Qwest Communications—Qwest Communications, Inc. has notified us of an indemnification claim relating to a class action filed against Qwest in Minnesota, Bindner v. LCI International Telecom Corp. et al., District Court of Minnesota, County of Sibley, Case No. C0-00-242. In that action, plaintiffs claim that in late 1999 into mid-2000, they were misled when they were solicited to change their long distance carrier to Qwest. They assert that they were not told that they would have to stay at certain hotels and pay their regular rates as part of a promotion, which offered them free airline tickets. We introduced the promotion ("Fly Free America") to Qwest, and had been retained by Qwest to operate the telemarketing campaign. In or about May 2000, we and Qwest entered into an agreement terminating our contract and settling the amount due us (the "May 2000 Agreement"). The May 2000 Agreement contained language which Qwest claims obligates us to indemnify Qwest for any loss it may sustain by reason of this class action. We maintain that we have no liability in the matter. Fraud claims in the class action have been dismissed, leaving breach of contract and false advertising claims. The court has certified the class and Qwest is defending the action.

        In November 2002, we commenced an arbitration against Qwest to recover certain amounts due us pursuant to the May 2000 Agreement. In December 2002, Qwest filed counterclaims in the arbitration relating to the Fly Free America program. Qwest asserts that we must indemnify Qwest for, among other things, fines and penalties amounting to approximately $1.5 million which Qwest claims it paid in connection with a number of consent decrees it entered into with various state attorneys general, an unspecified amount of attorneys' fees, and any and all expenses, penalties or other amounts Qwest becomes liable for in connection with the class action. Qwest also seeks reimbursement of approximately $3.1 million it paid us pursuant to the May 2000 Agreement. A panel of arbitrators was appointed in December 2003 and a preliminary conference was held in January 2004. After the conference, a schedule was established for substantive motions and for hearings in June 2004. The arbitrators also provided for exchanges of information in the arbitration subject to Qwest's right to seek to prevent such exchanges. Qwest has moved to prevent exchanges of information and we have opposed that motion. The motion is still in the briefing process and will be submitted to the arbitrators. We believe that there is no merit to Qwest's counterclaims and intend vigorously to defend against them, as well as to pursue our claim.

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

        Missouri Civil Investigative Demand—On September 26, 2003, we were served with a Civil Investigative Demand by the Missouri Attorney General's Office requesting certain documents and inquiring into our Company's merchandising practices in connection with games of chance available for entry at grouplotto.com. We have responded to the document and information requests and await a response from the Missouri Attorney General's Office.

        We are unable to determine the ultimate outcomes of any of the foregoing claims or demands, and, accordingly, no provision for loss has been recorded in the financial statements included in this Report.

12.   Earnings Per Share

        The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

	Year Ended November 30,
	2003	2002	2001
Denominator:
Denominator for basic earnings per share—weighted average shares	12,776,295	13,350,794	14,794,159
Effect of dilutive securities:
Stock options	309,002	896,656	602,460

Denominator for diluted earnings per share—adjusted weighted average shares	13,085,297	14,247,450	15,396,619

        Options to purchase 1,238,082, 919,291 and 661,250 shares of common stock that were outstanding at November 30, 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. The vesting period of the options range from immediate vesting, to three-year, pro rata vesting, in accordance with the terms authorized by the option compensation committee.

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

        In addition, the Company's Stock Option Plan provides for certain automatic grants of options to the Company's nonemployee directors in consideration for their services performed as directors of the Company and for attendance at meetings. It provides for a one-time automatic grant of an option to purchase 25,000 shares of common stock at market value to those directors who were serving on the Board of Directors at the inception of the Stock Option Plan and also to those persons who become nonemployee directors of the Company in the future, upon their appointment or election as directors of the Company. In addition, the amended Stock Option Plan provides for quarterly grants to each nonemployee director of the Company of options to purchase 6,250 shares of the Company's common stock at the market value on the date of each grant. The Company granted 125,000, 106,250 and 187,500 options to the nonemployee directors during fiscal 2003, 2002 and 2001, respectively.

        A summary of the Company's stock options is as follows:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	2,773,085	$4.52	2,566,958	$3.45	1,636,132	$3.80
Granted	640,000	3.72	809,250	5.78	1,180,062	2.55
Exercised	(159,704)	2.15	(554,270)	3.10	(239,517)	1.79
Cancelled or lapsed	(609,741)	3.74	(48,853)	6.20	(9,719)	1.85

Options outstanding, end of year	2,643,640	$4.60	2,773,085	$4.09	2,566,958	$3.45

Options exercisable, end of year	2,092,503		2,098,025		2,025,836

Options available for grant, end of year	1,251,886		1,282,145		1,569,957

Weighted average fair value of options granted during the year	$3.72		$3.27		$2.55

        The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for all grants of: volatility of 65.2% in 2003, 71.5% in 2002 and 80.0% in 2001; risk-free interest rate ranging from 2.16% to 2.85% in 2003, 2.64% to 4.38% in 2002 and 3.94% to 5.31% in 2001; and expected lives of approximately 4.0 to 4.8 years.

        The following table summarizes information about stock options outstanding at November 30, 2003:

Range of Exercise Price	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercisable Price	Shares Exercisable	Weighted Average Exercisable Price
$ 1.50-$ 2.06	214,144	6.2	$1.76	214,144	$1.76
$ 2.31-$ 3.35	668,998	8.1	2.82	539,002	2.80
$ 3.60-$ 5.03	778,748	8.1	4.37	546,428	4.38
$ 5.69-$ 7.74	913,000	7.4	6.27	724,179	6.32
$ 9.00-$11.31	56,250	4.3	10.07	56,250	10.07
$15.56-$15.56	12,500	3.6	15.56	12,500	15.56

$ 1.50-$15.56	2,643,640	7.6	$4.60	2,092,503	$4.60

        During fiscal 2003, 2002 and 2001, options for shares of the Company's common stock were exercised by certain employees and directors. A tax benefit of $87,230, $171,909 and $240,265 in fiscal 2003, 2002 and 2001, respectively, were recorded as an increase to additional paid-in capital and a reduction of income taxes currently payable.

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

        Corporate assets of approximately $14.6 million at November 30, 2003, consist principally of cash, cash equivalents and marketable securities.

  Segment Data—Net revenues

	Net Revenue Year Ended November 30,
	2003	2002	2001
For the periods:
E-commerce	$28,799,557	$38,807,119	$28,475,225
Off-line Marketing Services	2,017,225	5,235,806	2,214,576
LEC Billed Products and Services	1,572,070	—	1,519,609

Consolidated totals	$32,388,852	$44,042,925	$32,209,410

  Segment Data—Gross Profit

	Gross Profit Year Ended November 30,
	2003	2002	2001
For the periods:
E-commerce	$16,945,847	$27,182,815	$20,574,189
Off-line Marketing Services	1,755,439	4,616,475	1,020,550
LEC Billed Products and Services	607,011	—	1,462,209

Consolidated totals	$19,308,297	$31,799,290	$23,056,948

  Segment Data—Adjusted EBITDA*

	EBITDA Year Ended November 30,
	2003	2002	2001
For the periods:
E-commerce	$2,822,141	$8,826,506	$9,554,829
Off-line Marketing Services	203,094	743,040	200,406
LEC Billed Products and Services	132,075	—	367,328

Consolidated totals	$3,157,310	$9,569,546	$10,122,563

*
Adjusted EBITDA is net income before corporate level general and administrative costs and interest expense, income taxes, interest and dividend income, realized gains on marketable securities, permanent impairment charges, gains on non-monetary cost basis exchanges, other non-operating income (expense), minority interest (income) loss, depreciation and amortization.

  Segment Data—Depreciation and Amortization

	Depreciation and Amortization Year Ended November 30,
	2003	2002	2001
For the periods:
E-commerce	$1,172,343	$876,976	$157,222
Off-line Marketing Services	6,877	20,349	—
LEC Billed Products and Services	—	—	—
Corporate	257,362	275,798	232,182

Consolidated totals	$1,436,582	$1,173,123	$389,404

  Segment Data—Reconciliation of Reportable segment's Adjusted EBITDA to consolidated income before taxes

	Year Ended November 30,
	2003	2002	2001
Adjusted EBITDA—by segment
E-commerce	$2,822,141	$8,826,506	$9,554,829
Off-line Marketing Services	203,094	743,040	200,406
LEC Billed Products and Services	132,075	—	367,328

Total Adjusted EBIDTA	$3,157,310	$9,569,546	$10,122,563

Items effecting Adjusted EBITDA in arriving at consolidated income before taxes
Corporate	($3,131,230)	($3,969,118)	($3,459,866)
Depreciation and amortization (expense)	(1,436,582)	(1,173,123)	(389,404)
Interest (expense)	—	(101,385)	(5,900)
Interest income and dividends	479,934	783,143	1,780,546
Realized gains on marketable securities	19,730	76,607	387,948
Realized gain on sale of subsidiary	1,375,801	—	—
Permanent impairment charges	—	—	(4,690,258)
Other non-operating income(expense)	(54,068)	(254,670)	16,699
Minority interest in income of subsidiary	(137,567)	(402,716)	(69,629)

Total items effecting Adjusted EBITDA	$2,883,982	$(5,041,262)	$(6,429,864)

Consolidated income before taxes	$273,328	$4,528,284	$3,692,699

  Segment Data—Long-Lived Assets

	Long-Lived Assets at November 30,
	2003	2002	2001
E-commerce	$4,575,576	$4,200,376	$1,868,627
Off-line Marketing services	—	32,038	—
LEC Billed products and services	—	—	—
Corporate	452,530	556,449	499,482

Consolidated totals	$5,028,106	$4,788,863	$2,368,109

  Segment Data—Total Assets

	Total Assets at November 30,
	2003	2002	2001
E-commerce	$34,295,090	$29,101,906	$23,087,920
Off-line Marketing services	—	910,617	1,057,530
LEC Billed products and services	1,073,170	317,541	1,321,192
Corporate	14,582,277	20,860,929	27,275,942

Consolidated totals	$49,950,537	$51,190,993	$52,742,584

15.   Subsequent Events

        In February 2004, the Company entered into an agreement (the "LOTN Agreement") to acquire all of the assets of LiveOnTheNet.com, a privately held provider of 24/7 live PC technical support services designed for the home computer user. The purchase price will be $1.18 million, consisting of $944,000 in shares of the Company's common stock and $236,000 in cash (subject to certain post-closing adjustments). The LOTN Agreement provides that the Company's obligation to consummate the acquisition is subject to several factors, including its performance of due diligence, the delivery of the consent of the shareholders of LiveOnTheNet.com to the sale, and the delivery of the consents of parties to agreements with LiveOnTheNet.com to the assignment of such agreements to the Company. Upon the consummation of the acquisition, the Company's existing marketing agreement with LiveOnTheNet.com will be terminated.

16.   Quarterly Results of Operations (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for fiscal 2003 and 2002:

	Quarter ended
	November 30,	August 31,	May 31,	February 28,
2003:
Net revenues	$7,345,752	$8,503,267	$7,422,604	$9,117,229
Gross profit	4,128,837	4,844,904	3,463,257	6,871,299
Income (loss) before income taxes	1,080,849	484,234	(1,322,242)	30,488
Net income (loss)	879,867	662,084	(1,552,539)	431,488
Basic income (loss) per share	$0.07	$0.05	$(0.12)	$0.03
Diluted income (loss) per share	$0.07	$0.05	$(0.12)	$0.03
2002:
Net revenues	$10,203,244	$10,664,246	$10,804,538	$12,370,897
Gross profit	7,939,584	7,446,086	7,421,334	8,992,286
Income before income taxes	882,199	177,615	1,182,583	2,285,887
Net income	516,550	108,380	713,043	1,403,417
Basic income per share	$0.04	$0.01	$0.05	$0.10
Diluted income per share	$0.04	$0.01	$0.05	$0.10

        During the fourth quarter of fiscal 2003, the Company adjusted certain accrued expenses related to year-end bonus accruals, current year fulfillment accruals, and a settlement with a vendor for a reduced amount; the total of such adjustments effectively reduced fourth quarter costs and expenses by approximately $200,000, correspondingly improving fourth quarter income before income taxes by the same amount.

        During the fourth quarter of fiscal 2002, the Company adjusted certain accrued expenses related to fulfillment accruals, such adjustment effectively reduced cost of sales by approximately $500,000 in such quarter.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
Description	Balance at Beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions— Describe		Balance at end of period
Year ended November 30, 2003
Reserve for customer chargebacks	$—	$—	$2,107,482	(1)	$1,701,130	(3)	$406,352

Reserve for fulfillment costs	$628,083	$—	$231,225	(2)	$859,308	(6)	$—

Allowance for doubtful accounts	$326,127	$—	$572,871	(4)	$26,393	(5)	$872,605

Allowance for data qualifications	$359,820	$—	$1,094,626	(1)	$1,360,948	(1A)	$93,498

Year ended November 30, 2002
Reserve for customer chargebacks	$1,478	$—		(1)	$1,478	(3)	$—

Reserve for fulfillment costs	$763,443	$—	$1,415,082	(2)	$1,550,442	(7)	$628,083

Allowance for doubtful accounts	$383,676	$—	$643,453	(4)	$701,002	(5)	$326,127

Allowance for data qualifications	$1,250,984	$—	$9,707,767	(1)	$10,598,931	(1A)	$359,820

Year ended November 30, 2001
Reserve for customer chargebacks	$1,225,040	$—	$574,969	(1)	$1,798,531	(8)	$1,478

Reserve for fulfillment costs	$746,415	$—	$158,228		$141,200	(9)	$763,443

Allowance for doubtful accounts	$795,024	$—	$8,369,011	(4)	$8,780,359	(5)	$383,676

Allowance for data qualifications	$795,021	$—	$7,285,255	(1)	$6,829,292	(1A)	$1,250,984

(1)
Charges against revenues.

(1A)
Charges to revenues.

(2)
Charges against cost of sales.

(3)
Chargebacks refunded to consumers.

(4)
Charges to allowance.

(5)
Charges against the allowance.

S-1

(6)
Fiscal 2003:

Payments made to fulfillment vendors	$181,820
Prior year accrual reversals reducing current year's costs:
1Q03	$524,034
2Q03	$95,186
3Q03	$10,000
4Q03	$-0-
Fiscal 2003 4th qtr. Accrual reversals	$48,268	$859,308

(7)
Fiscal 2002:

Payments made to fulfillment vendors	$1,050,937
Prior year accrual reversals reducing costs	$-0-
Fiscal 2002 4th qtr. accrual reversals	$499,505	$1,550,442

(8)
Fiscal 2001:

Reserves written off with corresponding receivables—FTT bankruptcy	$1,384,483
Reserves written off because of immaterial chargeback activity—West	$60,535
Chargebacks refunded to customers	$353,513	$1,798,531

(9)
Fiscal 2001:

Payments made to fulfillment vendors	$10,317
Prior year accrual exceeded actual redemptions	$130,883	$141,200

S-2

QuickLinks

TRAFFIX, INC. INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2003
FORWARD LOOKING INFORMATION MAY PROVE INACCURATE
  Item 1. BUSINESS
Continuation of trend relative to decreasing revenues and a stable or increasing overhead environment
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  PART II
  Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Consolidated Cost of Sales, by Segment, by Component
Consolidated Gross Profit, by Segment
Consolidated Gross Profit Percentages, by segment
Consolidated Selling Expenses, by segment, by component
Consolidated General and Administrative Expenses, by segment, by component
Consolidated Bad Debt Expense, by segment
Consolidated Other Income (Expense)
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
Option Grants in Last Fiscal Year
Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Value
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. CONTROLS AND PROCEDURES
  ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
  PART IV
  Item 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
Traffix, Inc. and Subsidiaries Index to Consolidated Financial Statements and Financial Statement Schedule
Report of Independent Auditors
TRAFFIX, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of November 30, 2003 and 2002
TRAFFIX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME For the years ended November 30, 2003, 2002 and 2001
TRAFFIX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended November 30, 2003, 2002 and 2001
Traffix, Inc. and Subsidiaries Notes to Consolidated Financial Statements
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES