Form 10-Q
period 2004-02-29
TRAFFIX INC
filed 2004-04-14
CIK 1000297

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

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

(845) 620-1212
Registrant’s telephone number, including area code:

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

Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock is 12,991,202      (as of 04/12/04).

TRAFFIX, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

QUARTER ENDED FEBRUARY 29, 2004

ITEMS IN FORM 10-Q

		Page

Part I	Financial Information

Item 1.	Financial Statements (Unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	None

Item 4.	Controls and Procedures	59

Part II	Other Information	61

Item 1.	Legal Proceedings	61

Item 2.	Changes in Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information	None

Item 6.	Exhibits and Reports on Form 8-K	66

Signatures		68

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 29, 2004	November 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,060,549	$9,939,657
Marketable securities	28,521,661	28,272,520
Accounts receivable, trade, net of allowance for doubtful accounts of $826,148 at February 29, 2004 and $872,605 at November 30, 2003	4,144,478	4,076,947
Deferred income taxes	1,507,254	1,295,983
Prepaid expenses and other current assets	772,405	1,065,580
Total current assets	45,006,347	44,650,687
Property and equipment, at cost, net of accumulated depreciation	2,532,432	2,799,405
Goodwill	1,046,330	1,071,525
Other intangibles, net	1,039,063	1,157,176
Deferred income taxes	103,005	271,744
Total assets	$49,727,177	$49,950,537
Liabilities
Current liabilities:
Accounts payable	$2,566,397	$2,337,445
Accrued expenses	2,529,630	2,974,967
Reserve for customer chargebacks	541,284	406,352
Due to related parties	451,180	351,335
Income taxes payable	450,101	333,705
Total current liabilities	6,538,592	6,403,804
Deferred income taxes	207,820	207,820
Total liabilities	6,746,412	6,611,624

Shareholders’ equity
Preferred stock - $.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $.001 par value; authorized 50,000,000 shares; issued 12,976,202 shares and 12,882,992 shares, respectively	12,976	12,882
Common stock issuable - $.001 par value; -0- and 39,174 shares, respectively	—	242,879
Additional paid-in capital	38,374,084	37,916,110
Retained earnings	3,634,444	4,319,356
Accumulated other comprehensive income	959,261	847,686
Total shareholders’ equity	42,980,765	43,338,913
Total liabilities and shareholders’ equity	$49,727,177	$49,950,537

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	February 29, 2004	February 28, 2003

Net revenue	$7,170,294	$9,117,229
Cost of sales	3,805,954	2,245,930
Gross profit	3,364,340	6,871,299

Selling expenses	447,930	2,319,559
General and administrative expenses	2,859,577	4,206,037
Bad debt (recapture) expense	(46,457)	336,188
Income from operations	103,290	9,515

Other income (expense):

Interest income and dividends	108,732	154,601
Realized gains on marketable securities	11,023	738
Realized gain on prior year sale of subsidiary	195,000	—
Other non-operating income(expense)	46,193	(14,038)
Minority interest in income of subsidiary	—	(120,328)

Income before provision (benefit) for income taxes	464,238	30,488

Provision (benefit) for income taxes	111,347	(401,000)

Net income	$352,891	$431,488

Basic income per share (Note 3):
Net income	$0.03	$0.03
Weighted average shares outstanding	12,960,105	12,750,247

Diluted income per share (Note 3):
Net income	$0.03	$0.03
Weighted average shares outstanding	13,551,989	13,096,590

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	February 29, 2004	February 28, 2003
Cash flows from operating activities:
Net income	$352,891	$431,488
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	322,638	368,748
Reserve for customer chargebacks	134,932	209,277
Provision for uncollectible accounts	(46,457)	336,188
Deferred income taxes	(42,532)	(360,791)
Net (gains) on sale of marketable securities	(11,023)	(738)
Gain on sale of subsidiary	(195,000)	—
Minority interest	—	98,777
Changes in assets and liabilities of business:
Accounts receivable	(21,074)	(585,628)
Prepaid expenses and other current assets	293,175	148,740
Accounts payable	228,952	409,286
Prepaid/payable income taxes	153,416	522,939
Due from/to related parties	99,845	53,263
Other, principally accrued expenses	(445,337)	(1,962,809)
Net cash provided by (used in) operating activities	824,426	(331,260)
Cash flows from investing activities:
Purchases of securities	(74,608,242)	(83,294,642)
Proceeds from sales of securities	74,591,290	69,002,477
Proceeds from the sale of a subsidiary	195,000	—
Capital expenditures	(19,378)	(206,675)
Net cash provided by (used in) investing activities	158,670	(14,498,840)
Cash flows from financing activities:
Dividends paid	(1,037,803)	—
Proceeds from stock options exercised	178,169	26,267
Net cash (used in) provided by financing activities	(859,634)	26,267
Effect of exchange rate changes on cash and cash equivalents	(2,570)	(17,482)
Net increase(decrease) in cash and cash equivalents	120,892	(14,821,315)
Cash and cash equivalents, beginning of period	9,939,657	23,136,341
Cash and cash equivalents, end of period	$10,060,549	$8,315,026

The acompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004

(UNAUDITED)

			Common Stock Issuable	Additional Paid-in Capital	Retained Earnings			Accumulated other Comprehensive Income(Loss)	Total Shareholders’ Equity

	Common Stock					Treasury Stock
	Shares	Amounts				Shares	Amount

Balance, November 30, 2003	12,882,992	$12,882	$242,879	$37,916,110	$4,319,356	—	$—	$847,686	$43,338,913

Net income for the three months ended February 29, 2004					352,891				$352,891

Unrealized losses on available-for-sale securities								(109,590)	$(109,590)
Foreign Currency Translation adjustment								221,165	$221,165
Comprehensive income (loss)									$464,466
Dividends declared					$(1,037,803)				$(1,037,803)
Stock option exercises	54,036	55		178,115					$178,170
Tax benefit from exercise of stock options				37,019					$37,019
Purchase of common stock, held in treasury, at cost									$—
Common stock issued in connection with acquisition	39,174	39	(242,879)	242,840					$—

Balance, February 29, 2004	12,976,202	$12,976	$—	$38,374,084	$3,634,444	—	$—	$959,261	$42,980,765

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, these financial statements are presented in conformity with accounting principles generally accepted in the United States of America. The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management,  necessary for a fair presentation of the financial position and operating results for the interim periods presented. In the preparation of these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the interim periods reported. Actual results could differ from those estimates. Principally, estimates are used in accounting for bad debts, data qualification allowances and sales allowances,  depreciation and amortization, income taxes and contingencies. Management’s estimates and assumptions are continually reviewed against actual results with the effects of any revisions being reflected in the results of operations at that time.  The accompanying unaudited consolidated financial statements should be read inconjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003. The results of operations for the three-month period ended February 29, 2004 are not necessarily indicative of the results to be expected for the subsequent quarters or the full fiscal year ending November 30, 2003. Certain prior year amounts in the unaudited consolidated financial statements have been reclassified to conform with the current year presentation.

During the three months ended February 29, 2004 and February 28, 2003, options for 53,036 shares and 12,500 shares of the Company’s common stock, respectively, were exercised by our employees. Tax benefits of $37,019 and $5,077 in the three months ended February 29, 2004 and February 28, 2003, respectively, were recorded as an increase to additional paid-in capital and a reduction of income taxes currently payable.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Document regarding the mandatory expensing of stock options beginning in 2005. The Exposure Draft is in its elemental stages and will be replaced with the final guidance as issued by FASB.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Fin No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions for Fin No. 46 must be applied for the first interim or annual period ending after December 15, 2003. The adoption of this standard did not have a material impact on our financial position and results of operations.

2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company currently earns the most significant portion of its revenue from its E-commerce segment pursuant to marketing agreements with marketing partners and corporate customers (collectively, “Corporate Customers”). The provisions of each agreement determine the type and timing of revenue to be recorded. The Company generates its E-commerce revenue from the following eight basic categories: (1) delivery of consumer traffic to the websites and inbound telemarketing call centers of its Corporate Customers (e.g., click-thrus from the game banners on the Company’s websites), (2) delivery of consumer data to Corporate Customers with respect to the consumers who have registered for Corporate Customers’ products or services (e.g., a consumer who registered via the registration page of one of the Company’s websites to receive on-line promotions from Corporate Customers), (3) delivery of pre-qualified consumer data to Corporate Customers as a result of consumers’ responses to targeted questions and surveys (e.g., receiving free gifts for your children), (4) delivery of a sale or completed application for a Corporate Customer’s product or service (e.g., a consumer who responds to a Traffix email promotion on behalf of a Corporate Customer by completing an on-line application for a credit card or subscribing for a cellular phone service), (5) generating revenue from any of the foregoing categories by placing Corporate Customers’ offers on the media of third parties with whom the Company has a marketing relationship on a revenue share basis, (6) sales of inexpensive gift items directly to consumers, (7) rentals and sales of copies of specific segments of the Company’s databases to Corporate Customers for their proprietary marketing and database enhancements, and (8) sales of memberships to the Company’s online dating service, iMatchUp.com.

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

Membership revenue on the Company’s online dating service is currently billed to members in one-month, three-month and six-month terms. The monthly memberships are recognized as revenue in the month billed (which is the same month as the services are provided). Three-month and six-month memberships are deferred and recognized over the subscription term.

Revenue from the Company’s LEC Billed Product and Service segment consists of Local Exchange Carrier (“LEC”) billed Internet based products. Such products include an Internet Service Provider (“ISP”) product, an email service product and a Voice Over Internet Protocol Long Distance product (VOIP). The revenue from such services is recognized net of an estimated provision for refunds, credits and adjustments subsequently granted to customers (“customer chargebacks”). Customer chargebacks are reflected as a contra-revenue account within the Company’s statement of operations. Since the provision for customer chargebacks is established prior to the periods in which chargebacks are actually expended, the Company’s revenues are adjusted in later periods if the Company’s incurred chargebacks vary from the amounts previously estimated.

Revenues from the Company’s off-line marketing services segment included the revenue earned by Montvale Management, LLC which, prior to March 7, 2003, was a majority-owned subsidiary of the Company. Montvale was sold to the other member thereof on March 7, 2003. See Note 7, “Sale of Majority Owned Subsidiary”. Such revenues represented approximately $-0- and $2.2 million, or -0-% and 24%, respectively, of the Company’s consolidated net revenues for the three-month periods ended February 29, 2004 and February 28, 2003. Such revenue resulted from Montvale’s commission earned for the provision of net branch services to a mortgage banking institution. Under such arrangement, Montvale managed the branch offices and loan origination business of a single third party licensed mortgage banker.

With respect to capitalization and amortization of marketing costs, the Company’s policy is to expense, as a cost of sale, database and customer profile acquisition costs, and all other related marketing costs, at the time an obligation or expense is incurred.

Revenue Related Accruals

The Company has historically provided for the estimated cost to fulfill customer premium obligations arising from certain of its customer acquisition services upon the recognition of the related revenue. Such reserves had been determined based upon actual experience, estimates as to new premium offers resulting from actual experience and managements’ historical industry experience. Such estimates were trued up against actual results, with the variance being charged to operations at that time. The Company currently does not employ premiums in the marketing of its services and products.

Accounts receivable and allowance for doubtful accounts

Accounts receivable consist of trade accounts receivable from the Company’s Corporate Customer base, with extension of credit varying between 30 to 90 days, with the majority at 30 days.  At February 29, 2004 we had one customer with 90 day credit terms, such customer accounted for $0.9 million, or 21.6%, of our accounts receivable balance as of that date. Additionally, accounts receivable from Local Exchange Carriers (LEC segment) and credit card companies (on-line dating service) are due to the Company. The Company’s customer base is comprised of domestic entities with diverse demographics. The allowance for doubtful accounts is based on management’s evaluation of the collectibility of receivables after giving consideration to current delinquency data, historical loss experience and general economic conditions, both at the Company level and sector/industry level. The Company’s accounts receivable balances are continually reviewed by management and, when situations dictate, provisions for losses are recorded. Additional allowances might be required if the original estimates for loss prove to be inadequate.

Accounts receivable and allowance for contractually specified data qualifications

The Company’s accounts receivable, as described above, is reported net of an allowance for contractually specified data qualification allowances. Such data qualification allowances are reflected as a reduction to accounts receivable, and as a contra-revenue account in arriving at the Company’s reported net revenue. Contractually specified data qualifications allowances are determined pursuant to the terms of the Company’s marketing agreements with its corporate customers. These allowances include reductions to the gross amount of records shipped to, accepted by, and invoiced to the Company’s corporate customers. The allowance relates to data that fails to meet: (1) minimum age restrictions, (2) country residence restrictions, (3) pre-existing relationships of such data with the respective corporate customers, (4) duplications of names within the same file transfer, and (5) other data qualifications specific to the terms of the underlying marketing offer.  The Company’s methodology in determining the allowance for data qualifications is based on the Company’s historical experience regarding data qualifications with existing corporate clients, and the application of such experience to similar products in the case of new corporate clients whose marketing agreements call for data qualification allowances.

Transactions with Major Customers and other Revenue Concentrations

During the three months ended February 29, 2004, we had one customer in our E-commerce segment accounting for approximately $1.0 million, or 13.5% of consolidated net revenue. Approximately $0.4 million, or 9.5% of consolidated net accounts receivable, was attributable to such major customer as of February 29, 2004. Regarding the balance of our customer base, no single customer had net revenues that equaled or exceeded 9% of consolidated net revenues for the three months ended February 29, 2004. During the three months ended February 28, 2003, no single customer had net revenues that equaled or exceeded 8% of consolidated net revenues for such period.

Currently, 21.2% of the Company’s revenue is derived from its proprietary products: 19.5% from iMatchUp.com, the Company’s online dating sites, and 1.7% from its LEC segment’s proprietary products.

Stock–based Compensation

Pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, the Company will continue to use the intrinsic value method of accounting for its employee and director stock-based compensation awards. Accordingly, the

Company has not recognized compensation expense for its noncompensatory employee and director stock option awards. As recommended by SFAS No. 123, the fair values of options were estimated using the Black-Scholes option-pricing model. Option vesting periods have historically been three years, except grants to non-employee members of the Board of Directors, which fully vest at the time of grant. The Company’s adjusted net income and adjusted earnings per share, had it elected to adopt the fair value approach of SFAS No. 123, which charges earnings for the estimated fair value of stock options, would have been as follows:

	Three months ended
	February 29, 2004	February 28, 2003

Net income	$352,891	$431,488
Less: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(72,606)	(259,571)
Pro forma Net income, as adjusted	$280,285	$171,917
Basic net income per share:
As reported	$0.03	$0.03
Pro forma	$0.02	$0.01
Diluted net income per share:
As reported	$0.03	$0.03
Pro forma	$0.02	$0.01

The pro forma amounts shown above are not necessarily representative of the impact on net income in future periods.

3. Earnings Per Share

The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

	Three Months Ended
	February 29, 2004	February 28, 2003

Denominator:
Denominator for basic earnings per share-weighted average shares	12,960,105	12,750,247
Effect of dilutive securities:
Stock options	591,884	346,343
Denominator for diluted earnings per share-adjusted weighted average shares	13,551,989	13,096,590

Options to purchase 981,750 and 1,687,831 shares of common stock for the three months ended February 29, 2004 and February 28, 2003, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

4.                      Comprehensive Income (Loss)

The Company presents foreign currency translation adjustments and unrealized gains and losses on its marketable securities (net of tax, when applicable) as a component of “Comprehensive income (loss)” and are presented below:

	Three Months Ended
	February 29, 2004	February 28, 2003

Net income	$352,891	$431,488

Other comprehensive income (loss): Foreign currency translation adjustment	(109,590)	26,253
Unrealized gain (loss) from available-for-sale securities, arising during the period, net of income taxes of $-0-	221,165	(53,366)

Comprehensive income	$464,466	$404,375

5.  Advertising and Marketing

The Company’s advertising and marketing costs, incurred in the advertising and marketing of the Company’s, and its clients’, products, services and promotional offers, have historically been comprised of (1) costs associated with the transmission of email marketing messages, both from internal sources and external third party vendors, (2) costs associated with the purchase of on-line consumer data (including registered users to the Company’s websites), (3) costs associated with the fulfillment obligations relating to premiums offered in conjunction with the Company’s promotions, and (4) email, and website, program promotional and creative development costs. Such costs are charged to operations (1) at the time of the email transmission, (2) upon receipt of the qualified consumer data, and/or (3) at the time the promotional and creative services are provided, respectively, and are included as a component of cost of sales.

Total advertising and marketing costs included in cost of sales for the three months ended February 29, 2004 and February 28, 2003 were approximately $3,433,000 and $2,038,000, respectively.

6. Segment Information

Segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance.  Disclosure is also required about products and services, geographic areas and major customers.  The Company’s segments operate principally in the United States with a presence in Canada; the Canadian presence contributed an immaterial amount to consolidated net revenues and consolidated net income. The Company’s three principle operating segments are: (a) E-commerce, (b) Off-line Marketing Services, and (c) LEC Billed Products and Services. The balance of the Company’s operations, immaterial individually and in the aggregate, are included as part of Corporate. This business segment delineation is consistent with the Company’s management and financial reporting structure based on products and services. The Company evaluates performance based on many factors, with the primary criteria being each segment’s (a) gross profit and (b) net income excluding (i) special charges, (ii) interest expense, (iii) interest and dividend income, (iv) net gains (losses) on the sale of marketable securities, (v) permanent impairment charges to long-lived assets,  (vi) other nonoperating income, (vii) minority interest (income)loss, (viii) depreciation, (ix) amortization and (x) income taxes. The Company shares a common workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate and other. The following tables set forth the Company’s financial results, by management’s performance criteria, by operating segment. All revenues are from nonintersegment sources; therefore no intersegment elimination applies.

Segment Data – Net Revenue

	Three Months Ended
	February 29, 2004	February 28, 2003

E-commerce	$7,046,701	$7,042,929
Off-line Marketing Services	—	1,879,971
LEC Billed Products and Services	123,593	194,329

Consolidated totals	$7,170,294	$9,117,229

Segment Data – Gross Profit

	Three Months Ended
	February 29, 2004	February 28, 2003

E-commerce	$3,550,717	$5,123,528
Off-line Marketing Services	—	1,691,931
LEC Billed Products and Services	(186,377)	55,840

Consolidated totals	$3,364,340	$6,871,299

Segment Data - Adjusted EBITDA*

	Three Months Ended
	February 29, 2004	February 28, 2003

E-commerce	$1,555,466	$1,139,460
Off-line Marketing Services	—	173,193
LEC Billed Products and Services	(280,878)	55,840

Consolidated totals	$1,274,588	$1,368,493

* Adjusted EBITDA is net income excluding corporate level general and administrative costs, special charges, interest expense, interest and dividend income, net gains (losses) on the sale of marketable securities, realized gains on subsidiary sales, permanent impairment charges to long lived assets, other nonoperating income (expense), minority interest (income) loss, depreciation, amortization and income taxes.

Segment Data– Depreciation and Amortization

	Three Months Ended
	February 29, 2004	February 28, 2003

E-commerce	$268,955	$288,693
Off-line Marketing Services	—	6,877
LEC Billed Products and Services	—	—

Consolidated totals	$268,955	$295,570

Segment Data - Reconciliation of Reportable segment’s Adjusted EBITDA to consolidated income before taxes

	Three Months Ended
	February 29, 2004	February 28, 2003

Adjusted EBITDA - by segment
E-commerce	$1,555,466	$1,139,460
Off-line Marketing Services	—	173,193
LEC Billed Products and Services	(280,878)	55,840

Total Adjusted EBIDTA	$1,274,588	$1,368,493

Items effecting adjusted EBITDA in arriving at consolidated income before taxes
Corporate (expense)	$(902,343)	$(990,230)
Depreciation and amortization (expense)	(268,955)	(368,748)
Interest income and dividends	108,732	154,601
Realized gains on marketable securities	11,023	738
Realized gain on sale of subsidiary	195,000	—
Other non-operating income(expense)	46,193	(14,038)
Minority interest in income of subsidiary	—	(120,328)
Total items effecting Adjusted EBITDA	$(810,350)	$(1,338,005)

Consolidated income before taxes	$464,238	$30,488

7. Asset Dispositions

In March of Fiscal 2003, the Company sold its majority-owned subsidiary, Montvale Management LLC (“Montvale”) to Mortgage Industry Consultants, LLC (“MIC”) for $1.6 million, plus its investment. Traffix had obtained its 51% interest in September of 1999 through an initial investment of approximately $50,000. Pursuant to the terms of the sale, we received $1 million in cash at closing on March 7, 2003. Additionally, we received a note from the Purchaser for $600,000, payable in 24 monthly installments of $25,000. As of April 1, 2004, fifteen installments were received under the note. The Company has also received approximately $299,000, representing its GAAP basis capital account in such majority-owned subsidiary as at November 30, 2002.

Based on management’s assessment of Montvale’s future cash flows, after taking into consideration Montvale’s increased obligations with respect to the note obligations due the Company, the Company has deemed it prudent to defer recognition of income on the unpaid portion of the note. Recognition will take place in future periods under the cost recovery method.

The Company also entered into a two-year Media Purchase Agreement whereby it agreed to provide certain media lead generation and related services to the continuing owners of Montvale for consideration of $40,000 per month over the term of the agreement. As of April 1, 2004, nine installments were received under the Media Purchase Agreement.

8. Goodwill and Identifiable Intangibles Assets

The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows:

	As of February 29, 2004		As of November 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets:
GroupLotto identifiable intangibles:
GroupLotto Site Brand Recognition	$722,922	$377,786	$722,922	$341,640
GroupLotto Database	433,754	226,672	433,754	204,983
Intellectual Property Assets	289,169	151,114	289,169	136,656
Marketing Right License Fee	300,000	300,000	300,000	300,000

Infiknowledge identifiable intangibles:
Internet Game Suite	227,293	101,108	231,543	91,438
Intellectual Property Assets	170,469	75,832	173,657	68,578
Market Position Acquired	189,410	84,258	201,525	79,583
			—	—

Thanksmuch identifiable intangibles:
Profiled customer data	50,000	31,806	50,000	28,209
Restrictive Covenants	10,000	5,378	10,000	4,307

Total amortizable intangible assets	$2,393,017	$1,353,954	$2,412,570	$1,255,394

Unamortized intangible assets:
Goodwill - Infiknowledge	$756,594		$781,789
			—

Goodwill - Thanksmuch	289,736		289,736

Total Goodwill	$1,046,330		$1,071,525

The Infiknowledge identifiable intangibles and unamortizable goodwill carrying value changes as a result of the effects of foreign currency exchange translation.

The Internet and E-commerce industries, within which the Company conducts the majority of its business and has extensive experience, are dynamic and constantly evolving business arenas.  Based on its experience in these industries, the Company evaluated the nature of each of the components of the identifiable intangible assets and determined that a five-year useful life, with corresponding straight-line amortization, was the most accurate available means of estimating such assets’ finite lives. In future fiscal periods, if facts or circumstances arise that indicate the five-year useful life assigned to such assets was, in fact, inaccurate, the Company will make the appropriate adjustments at that time.

Goodwill is not amortized but is tested for impairment in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate an impairment has occurred. Management’s estimation of implied fair value of goodwill is compared to its carrying value in the assessment and determination of impairment, if any.

The future intangible amortization expense for the next five fiscal years is estimated to be as follows:

	2004	2005	2006	2007	2008

GroupLotto Identifable intangible amortization:
GroupLotto Site Brand Recognition	$144,595	$144,595	$84,621	$—	$—
GroupLotto Database	86,757	86,757	50,773	—	—
Intellectual Property Assets	57,837	57,837	33,848	—	—
Marketing Right License Fee	—	—	—	—	—

Total Group’s amortization	$289,189	$289,189	$169,242	$—	$—

Infiknowledge Identifable intangibles:
Cost allocated
Internet Game Suite	$52,278	$52,278	$52,278	$898	$—
Intellectual Property Assets	39,208	39,208	39,208	673	—
Market Position Acquired	45,500	45,500	45,500	781	—
Total Group’s amortization	$136,986	$136,986	$136,986	$2,352	$—

ThanksMuch Identifable intangibles:
Profiled customer data	$10,000	$10,000	$10,000	$190	$—
Restrictive Covenants	2,000	2,000	2,000	38	—
Total Group’s amortization	$12,000	$12,000	$12,000	$228	$—

Summary
GroupLotto Identifable intangibles:	$289,189	$289,189	$169,242	$—	$—
Infiknowledge Identifable intangibles:	136,986	136,986	136,986	2,352	—
ThanksMuch Identifable intangibles:	12,000	12,000	12,000	228	—

Total identifiable intangible amortization	$438,175	$438,175	$318,228	$2,580	$—

9. Litigation

The Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires us to describe briefly any material pending legal proceedings to which we are a party or of which any of our property is subject. We believe that all of the claims made against us to date are either without merit or will ultimately result in a judgment against us (if at all) in an amount less than 10% of our current assets. Nevertheless, as the plaintiff in the Wingler action is seeking damages in excess of 10% of our current assets, and as certain of the remaining legal claims made against us fail to specify an amount of damages being sought by the plaintiff, and as there is a potential that the ultimate damages awarded in a claim could exceed such 10% threshold, in compliance with the Exchange Act, we listed below the Wingler action, as well as all legal claims made against us for which no amount of damages has been specified. The Qwest action seeks damages against us in an amount slightly less than 10% of our current assets.

Mavies Wingler -

On or about May 9, 2001, Mavies Wingler commenced an action against Group Lotto, Inc. (“GLI”), one of our wholly-owned subsidiaries, in the Circuit Court of Logan County, West Virginia. Ms. Wingler claims to have picked the winning numbers entitling her to $10 million. On June 8, 2001, the action was removed to the United States District Court, Southern District of West Virginia, and is entitled Wingler v. Grouplotto, Inc., Docket Number 2:01—CV—518. At the end of 2002, Ms. Wingler’s attorney withdrew, and she is now representing herself. We and GLI have a contract of indemnification with SCA Promotions, Inc. to be indemnified for prizes paid out to qualified winners. GLI winners are required to produce the Group Lotto Entry Notification form (“GLEN”) within a specified period of time after matching a drawing’s winning numbers in order to qualify for receipt of the appropriate prize winnings. We do not believe that there is any merit to Ms. Wingler’s claim and intend to vigorously continue our defense thereof.

In March 2004, the Court granted our motion for summary judgment dismissing the complaint. Ms. Wingler has filed an appeal, which she must perfect by April 30, 2004. We intend to continue to defend against the claim.

Plasmanet

On November 21, 2002, Plasmanet, Inc., one of our competitors, commenced an action alleging patent infringement and misappropriation of trade secrets entitled Plasmanet, Inc. v. Apax Partners, Inc., et al., Case No. 02 Civ 9290 (S.D.N.Y.). Plasmanet operates a website, FreeLotto.com, which is similar to one operated by GLI. Plasmanet alleged that on September 24, 2002 it obtained a patent for a “Free Remote Lottery System” and that we infringed this patent. In addition, Plasmanet asserted that trade secrets were contained in a private placement memorandum and that we misappropriated these trade secrets after we were allegedly shown such private placement memorandum by an agent of Plasmanet’s investment banker. The complaint sought injunctive relief and unspecified money damages. We asserted counterclaims, inter alia, to declare Plasmanet’s patent invalid. In December 2003, the complaint was dismissed with prejudice with respect to Plasmanet’s patent infringement claim and our counterclaims, and without prejudice with respect to the misappropriation of trade secrets claim. Such misappropriation claim has been reasserted by Plasmanet in New York court (Sup. Ct. N.Y. Co., January 27, 2004, Index No. 60021-04). We believe there is no merit to the reasserted claim and have filed a motion to dismiss this claim, that motion is currently scheduled to be submitted on May [ - ], 2004. We intend to vigorously defend against this action.

Qwest Communications

Qwest Communications, Inc. notified us of an indemnification claim relating to a class action filed against Qwest in Minnesota, Bindner v. LCI International Telecom Corp. et al., District Court of Minnesota, County of Sibley, Case No. C0-00-242. In that action, plaintiffs claim that from September 1998 to July 1999, they were misled when they were solicited to change their long distance carrier to Qwest. They assert that they were not told that they would have to stay at certain hotels and pay their regular rates as part of a promotion, which offered them free airline tickets. We introduced the promotion (“Fly Free America”) to Qwest, and were retained by Qwest to operate the telemarketing campaign. In or about May 2000, we and Qwest entered into an agreement terminating our contract and settling the amount due us (the “May 2000 Agreement”). The May 2000 Agreement contained language which Qwest claims obligates us to indemnify Qwest for any loss it may sustain by reason of this class action. We maintain that we have no liability in the matter. Fraud claims in the class action have been dismissed, leaving breach of contract and false advertising claims. The court has certified the class and Qwest is defending the action.

In November 2002, we commenced an arbitration against Qwest to recover certain amounts due us pursuant to the May 2000 Agreement. In December 2002, Qwest filed counterclaims in the arbitration relating to the Fly Free America program. Qwest asserts that we must indemnify Qwest for, among other things, fines and penalties amounting to approximately $1.5 million which Qwest claims it paid in connection with a number of consent decrees it entered into with various state attorneys general, an unspecified amount of attorneys’ fees, and any and all expenses, penalties or other amounts Qwest becomes liable for in connection with the class action. Qwest also seeks reimbursement of approximately $3.1 million it paid us pursuant to the May 2000 Agreement. A panel of arbitrators was appointed in December 2003 and a preliminary conference was held in January 2004. After the conference, a schedule was established for substantive motions and for hearings in June 2004. The arbitrators also provided for exchanges of information in the arbitration subject to Qwest’s right to seek to prevent such exchanges. Qwest moved to prevent exchanges of information and this application was granted. Qwest moved for summary judgment with respect to its indemnification counterclaim. We have opposed the motion and it is scheduled to be heard on April 20, 2004. We believe that there is no merit to Qwest’s counterclaims and intend vigorously to defend against them, as well as to pursue our claim.

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

Missouri Civil Investigative Demand

On September 26, 2003, we were served with a Civil Investigative Demand by the Missouri Attorney General’s Office requesting certain documents and inquiring into our Company’s merchandising practices in connection with games of chance available for entry at grouplotto.com. We have responded to the document and information requests and await a response from the Missouri Attorney General’s Office.

As stated above, we are unable to determine the ultimate outcomes of any of the foregoing claims or demands, and, accordingly, no provision for loss has been recorded in the financial statements included in this Report.

10. Subsequent Events

On April 1, 2004, we announced that we had acquired an exclusive license for an operating platform created by LiveOnTheNet.com, Inc. (LOTN), a privately held company. We had announced in February 2004 that we had entered into an agreement to acquire all of the assets of LOTN. The asset acquisition plans were discarded in favor of a license agreement resulting from our final stages of due diligence.

On April 12, 2004, our Board of Directors declared a dividend from our retained earnings of $0.08 per share on the outstanding shares of our common stock for the quarter ended February 29, 2004. Such dividend is payable on or about May 10, 2004 to holders of record of such shares at the close of business on May 1, 2004.  We can give you no assurance that our Board will declare any dividends in future fiscal periods. Any further declarations will depend upon our performance, the level of our then current and retained earnings, capital and other pertinent factors relating to our financial position. You should not rely on any prior approvals of our Board as an indicator of its intent to approve the declaration of any dividends in the future.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements and information relating to the Company that are based on the current beliefs, expectations and estimations of Management, as well as assumptions made by and information currently available to the Company. When used in this Management’s Discussion and Analysis, and elsewhere in this Form 10-Q, the words “anticipate”, “believe”, “estimate”, “continue”, and “expect” variations of such words and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements are not guarantees of future performance, but reflect the current views of the Company’s management with respect to future events and are subject to certain risks, uncertainties and assumptions, which could cause the actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Overview

We are a leading on-line database marketing company that uses our on-line media network to generate leads, customers and sales for our proprietary products and services, and our corporate clients’ products and services. We provide complete end-to-end marketing solutions for companies seeking to increase sales and customers through on-line marketing programs, and database development and enhancement programs. The services we offer include the development of a complete creative promotion to be used to market the client’s product to consumers, broadcasting a promotion on-line in order to generate new customers for the client, delivery of data files from the results of campaigns, creating and hosting the customized websites or web pages necessary to effect the consumer transaction that drives the client’s sales and generating comprehensive reporting in order for the client to analyze the effectiveness of a promotion. We use our websites, on-line promotions, interactive games, email marketing and database of permission-based, profiled records (and the on-line media of third parties) to generate the customers, sales and leads for our clients, and for our own product and service offers. We are paid by our clients primarily on a success-based model, in that we receive a fee for every lead, customer or sale generated for the client.

In addition to our third-party client-based revenue, we generate revenue directly from consumers from our own products and services. In Fiscal 2003, we expanded our line of direct-to-consumer products and services to include Internet based services, such as iMatchUp.com, our on-line dating service, and TXNet/WorldWebAccess, our ISP, VOIP and email products, which comprise our LEC Billed Products segment. These “direct-to-consumer” generated products and services accounted for approximately $1.5 million, or 22% of our revenue during the three-month period ended February 29, 2004, compared to $0.5 million, or 6% for the three-month period ended February 28, 2003.

We also generate revenues from the sales and rentals (for use both on-line and off-line) of our proprietary, profiled databases.

Background

From our inception in 1993 (under the name “Quintel Entertainment, Inc.”) through 1999, we generated the bulk of our revenue from direct marketing using the traditional media of television, postal mail and telemarketing. In 2000, we repositioned our direct marketing business to the on-line media of the Web. Applying the direct marketing disciplines honed from our years of operating in the “off-line” media arena, we have been able to provide enhanced response-based results in a cost-efficient and scaleable manner via on-line marketing. In addition, as a result of our direct marketing background, we have been able to design on-line marketing programs to cost-effectively generate traffic and leads for traditional direct marketing media channels, such as inbound and outbound telemarketing and direct mail.

On-Line Marketing

We own and operate a number of on-line properties, such as our free on-line sweepstakes group of sites (sponsored by our sweepstakes management subsidiary, PrizeDistributors, Inc.) including Prizeamerica.com and GroupLotto.com; our consumer credit site, AtlasCreditGroup.com; our automobile information and lead generation site, AtlasAutomotiveGroup.com; our DVD promotions site, Take 1 Entertainment.com; and our premier on-line dating service, iMatchup.com. We also operate a number of interactive games and promotions such as Direct Deposit Promotions and Prizecade.com. We generate traffic to our websites from cross marketing, marketing to our database and marketing on the media of third parties. Our Web properties and our marketing activities are designed to generate real-time response-based marketing results for our corporate clients, as well as for our own product and service offers. When visiting our on-line properties, consumers are given the opportunity to purchase, sign-up for, ask to be contacted regarding, or simply indicate an interest in, hundreds of offers for various products and services. Specifically, through these interactive Web properties we generate a variety of transactional results ranging from (a) Web traffic, (b) inbound telemarketing calls, (c) outbound telemarketing leads,(d) demographically/psychographically profiled lists of consumers, (e) highly-targeted customized response-based leads, (f) completed applications for products, and (g) sales of products and services.

Websites.  Our PrizeDistributors, Inc. sponsored group of websites offers consumers the opportunity to win multiple game promotions of up to $1 million daily in our free, on-line sweepstakes. The sweepstakes grand prizes are indemnified by an independent, third-party agency. In order to play, each consumer must provide complete and accurate registration information and agree to receive (“opt-in”) marketing messages from us and our marketing partners (write-ins are accepted). The interactive media on this group of websites include registration pages, banner advertisements and survey questions, the purpose of which is to generate web traffic, leads and sales. Revenue is generated at this group of websites from our own products and our corporate clients who pay for such traffic, leads and sales. We generate the bulk of our consumer traffic to this group of websites through proprietary and third party permission-based email marketing programs, banner advertisements and other online media.

We own and operate several other websites such as AtlasCreditGroup.com, TheBargainSpot.com, AltasAutomotiveGroup.com, Take 1 Entertainment.com, prizecade.com and jewelclaimcenter.com. Such websites are deployed to generate revenue for our clients in a similar manner as the PrizeDistributor, Inc. model described above. Each of these sites is designed to appeal to a specific consumer interest category that we match with product promotions that appeal to such interest category.

Email Marketing. Each program that we market for our clients can be implemented not only through the websites, interactive games and “pop-ups” discussed above, but also, and often, through email marketing. We currently market to a vast database, which includes consumer data that is either owned by us or is managed by us under our revenue share arrangements.

One of the attractive features for clients and, we believe, a significant competitive advantage, is our ability to create and test a variety of marketing campaigns for prospective and existing corporate clients at no risk to the client. Since we own, and have access to, extensive databases, manage our own internal creative department, and can deliver email at a low cost, we are able to offer prospective and existing clients the opportunity to test market new products, services, price points and creative concepts in order to determine if an on-line campaign works for the client, and which campaigns work most effectively.

Even after campaigns are fully implemented, we further analyze the marketing results to gauge whether the campaigns are continuing to generate adequate results for the client, whether the media is being utilized cost-efficiently, and to determine whether new and different copy is yielding better overall results. These are traditional direct-marketing disciplines that we apply and that, we believe (when coupled with our proprietary databases, the other databases under our management and our delivery and reporting systems), distinguish us from many of our competitors in the on-line marketing industry.

Syndication. We expend a significant portion of our email resources to generate sales for our own products and services and for traffic to our websites. After we develop a campaign that works efficiently on our own media, we may “syndicate” the program to third-party media. Typically, we have expended time, media and other costs in developing certain campaigns. In exchange for this invested effort, we obtain the right to market those campaigns to other on-line media companies (Syndication). We enter into agreements with these other on-line media companies to run the campaigns, generally on a fee-share arrangement. We believe such media companies obtain a benefit from receiving an immediately marketable, fully-packaged and tested marketing program. As a result, we believe we maintain the ability to leverage campaigns we have developed (including our own products and services) so that in future fiscal periods we can generate additional revenue with reduced costs and risks associated with such business extension.

TRAFFIX’S PRODUCTS AND SERVICES

During the fiscal year ended November 30, 2002, we introduced the on-line marketing of our own products and services through the Thanksmuch.com website which sells gift items (such as DVD’s, CD’s and costume jewelry) directly to consumers. When a consumer selects a gift item and tenders his credit card, he is given the opportunity to purchase other, more valuable products and services at special discounts.

We introduced several new business units during the year ended November 30, 2003, including an on-line dating program (“iMatchup.com”) and Internet-based service products such as ISP and email accounts that are LEC Billed (“TxNET” and “WorldWideAccess”). These new business units are designed as monthly recurring billing programs, such as memberships to our iMatchUp.com dating sites.

During the three-month period ended February 29, 2004 and February 28, 2003, the combination of all of these newly introduced services generated approximately $1.7 million and $0.8 million, respectively, or approximately 23% and 9%, respectively, of consolidated net revenue.

Our expansion in, and dependence on, our on-line direct marketing efforts, coupled with the potential for state and/or federal legislation limiting our ability to contact consumers on-line (see “Business-Government Regulation”) should all be considered when referring to our current fiscal year’s quarterly results, as well as prior years’ historical results, in evaluating the potential for our future operations, cash flows, and financial position.

Government Regulation

As a direct-to-consumer marketing company we are subject to a variety of State and Federal laws and regulations designed to protect consumers that govern certain of our marketing practices.

Federal legislation was signed into law, effective January 1, 2004, pre-empting, in large part, all existing and pending state e-mail marketing legislation. The CAN-SPAM Act of 2003 requires that certain “opt-out” procedures, including, but not limited to, a functioning return e-mail address (and a time limit of ten (10) days to comply with all opt-out requests sent by consumers), be included in commercial e-mail marketing. The CAN-SPAM Act prohibits the sending of e-mail containing false, deceptive or misleading subject lines, routing information, headers and / or return address information. The CAN-SPAM Act does not permit consumers to file suit against e-mail marketers for violation of such Act. We believe that this may benefit us, as individuals will be more limited in their ability to file frivolous suits against us, as they have in the past. The Federal Trade Commission (“FTC”) is empowered by the CAN-SPAM Act to enact regulations, within the next four (4) to twenty-four (24) months, that would implement certain provisions of the CAN-SPAM Act such as standardized subject line labeling, a “bounty” system to compensate consumers for being the first to report a spammer and a potential “do-not-spam registry” If the regulations promulgated by the FTC specifically limit our ability to market our offers, we could potentially realize a material adverse impact in future fiscal period net revenue growth, and, therefore, profitability and cash flows could be adversely affected.

TRANSACTIONS WITH MAJOR CUSTOMERS

Transactions with major customers and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) in our discussion of Critical Accounting Policy and Accounting Estimate Discussion (immediately following (1) previously mentioned) and (3) under the heading Transactions with Major Customers in Note 1 to the Unaudited Consolidated Financial Statements included herein.

SEGMENT INFORMATION

During the three-month periods ended February 29, 2004 and February 28, 2003, we generated revenue from the following segments: E-Commerce, Off-line Marketing (the subsidiary responsible for this activity was sold on March 7, 2003) and LEC Billed Products. The E-Commerce segment currently represents the core of our business operations. Revenue in the E-commerce segment is generated primarily from marketing of third-party products and services on our websites and through email. The Off-Line Marketing services segment had consisted of revenue generated by us through off-line direct marketing channels. The LEC Billed Products segment consists of our proprietary LEC billed products, marketed under the brands TXNet ISP and WorldWebAccess, Inc. These products were introduced during Fiscal 2003.

Segment information is set forth in Note 6 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section hereof included herein.

RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of operations for the three-month periods ended February 29, 2004 and February 28, 2003. It should be read in conjunction with our Form 10-K as filed for the year ended November 30, 2003, the Notes thereto and other financial information included elsewhere in this report.

THREE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

Our net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three-month periods ended February 29, 2004 and February 28, 2003, are detailed in the following tables:

SEGMENT DATA - NET REVENUES, BY SEGMENT, BY COMPONENT

	Three Months Ended
	February 29, 2004	February 28, 2003	Change Inc(Dec)	Change Inc(Dec)
			$$$	%%%

E-Commerce components
iMatchUp.com dating sites	$1,396,611	$333,153	$1,063,458	319%
GroupLotto.com and other web sites	3,589,722	2,733,886	855,836	31%
Net branch commission fees	—	331,760	(331,760)	-100%
Email marketing programs	1,401,321	2,217,658	(816,337)	-37%
Data sales and rentals	359,411	935,149	(575,738)	-62%
Sales of jewelry and gifts	100,855	245,462	(144,607)	-59%
Internet game development and other	198,781	245,861	(47,080)	-19%

Total E-commerce	7,046,701	7,042,929	3,772	0%

Off-line Marketing Service components
Net branch commission fees	—	1,879,971	(1,879,971)	-100%
Other off-line marketing

Total Off-line Marketing Service	—	1,879,971	(1,879,971)	-100%

LEC Billed Products and Services components
TXNet and WWA LEC Products	123,593	194,329	(70,736)	-36%

Total LEC Billed Products and Services	123,593	194,329	(70,736)	-36%

Total Consolidated Net Revenue	$7,170,294	$9,117,229	$(1,946,935)	-21%

Net Revenue decreased approximately $1.9 million, or 21%, to $7.2 million for the three months ended February 29, 2004 from $9.1 million in the comparable prior year period. The primary factor contributing to the decline in net revenue was the sale of a majority-owned subsidiary (Montvale Management, LLC) during the quarter ended May 31, 2003. Such subsidiary accounted for approximately $2.2 million, or 24% of our revenue during the three months ended February 28, 2003. Our E-commerce segment’s net revenue increased approximately $0.3 million in the Fiscal 2004 first quarter, after consideration of the on-line revenue attributable to Montvale. This net increase was attributable to increases in revenue earned at our dating websites ($1.1 million) and other websites ($0.8 million), offset by a decrease of $1.6 million in our other e-commerce segment components. Net revenue in our LEC Billed Product segment declined $71,000, resulting from a decreased marketing emphasis during the three months ended February 29, 2004 when compared to February 28, 2003, coupled with increased chargeback rates.

Our cost of sales during the three months ended February 29, 2004 and February 28, 2003 were comprised of (1) direct and indirect marketing costs associated with the acquisition and retention of consumers for our databases, including direct response email marketing costs, data purchases, promotional costs and premium fulfillment costs, and (2) the related contingent-based sweepstakes indemnification expense, billing and collection fees and customer service costs.

Our cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three-month periods ended February 29, 2004 and February 28, 2003 are set forth below:

Consolidated Cost of Sales, by Segment, by Component

	Three Months Ended
	February 29, 2004	February 28, 2003	Change Inc(Dec)	Change Inc(Dec)
			$$$	%%%

E-commerce
Advertising, promotion and fulfillment costs
Email marketing and related delivery costs	$874,691	$1,399,933	$(525,242)	-38%
Data and profile purchases, and premium costs	2,502,548	323,956	2,178,592	672%
Promotional, creative and other costs	56,232	125,917	(69,685)	-55%

Total E-commerce Advertising	$3,433,471	$1,849,806	$1,583,665	86%

Service Bureau fees
Contingent based prize indemnification costs	$62,513	$69,595	(7,082)	-10%

Total E-commerce Cost of Sales	$3,495,984	$1,919,401	$1,576,583	82%

Off-line Marketing Services
Advertising, promotion and fulfillment costs
Telemarketing, direct mail and related costs	$—	$188,040	$(188,040)	-100%

Total Off-line Marketing Cost of Sales	$—	$188,040	$(188,040)	-100%

LEC Billed Products and Services

Service Bureau fees
Service provision, billing and collection fees	$309,970	$138,489	171,481	124%

Total LEC Billed Cost of Sales	$309,970	$138,489	$171,481	124%

Consolidated Cost of Sales	$3,805,954	$2,245,930	$1,560,024	69%

Cost of sales on a consolidated basis increased $1.6 million, or 69%, to $3.8 million for the three months ended February 29, 2004 from $2.2 million in the comparable prior year period.

The significant factor contributing to the increase in cost of sales was an approximate $2.2 million, or 672%, increase in data acquisition costs incurred for customer profiles related to our on-line dating sites, yielding a revenue increase of $1.1 million, or 319% from such sites as recognized in the prior year’s comparable period; and increased acquisitions of registrants for our other websites, yielding a revenue increase of $0.9 million, or 31%, at such other sites. The three-month period ended February 28, 2003 included a reversal of a fulfillment accrual from Fiscal 2002 of approximately $0.5 million. The increase in data, profile and premium costs, after adjustment for Fiscal 2002’s fulfillment reversal, was approximately $1.7 million.

Other increases in cost of sales related to our LEC Billed Product segment, which amount to approximately $0.2 million, or an increase of 100% when compared to the prior year’s comparable period. The increase relates to higher levels of customer service on our existing customer base and initial marketing expenditures incurred in the expansion of the segment in the latter part of the quarter ended February 29, 2004.

The above referenced cost increases were offset by: (a) decreases in email marketing delivery costs of approximately $0.5 million, or 38%, related to decreased reliance on third-party mailing vendors and an overall decrease in the level of revenue-generating email promotions (with a decline in the corresponding email-marketing revenue of $0.8 million, or 37%); and (b) a decrease in marketing costs associated with our Off-line Marketing segment resulting from the sale of Montvale Management, LLC in March 2003.

Our gross profit in terms of dollars, on a segmental basis, and our gross profit percentage, on a segmental basis, for each of the three-month periods ended February 29, 2004 and February 28, 2003, are set forth below:

Consolidated Gross Profit, by Segment

	Three Months Ended
	February 29, 2004	February 28, 2003	Change inc(dec)	Change inc(dec)
			$$$	%%%
E-commerce	$3,550,717	$5,123,528	$(1,572,811)	-31%

Off-line Marketing services	—	1,691,931	(1,691,931)	100%

LEC Billed products and services	(186,377)	55,840	(242,217)	-434%

CONSOLIDATED TOTALS	$3,364,340	$6,871,299	$(3,506,959)	-51%

Consolidated Gross Profit Percentages, by Segment

			Absolute	Relative
	Three Months Ended		percentage	percentage
	February 29,	February 28,	change	change
	2004	2003	inc(dec)	inc(dec)
E-commerce	50.4%	72.7%	-22.4%	-30.7%

Off-line Marketing services	0.0%	90.0%	-90.0%	-100.0%

LEC Billed products and services	-150.8%	28.7%	-179.5%	-624.8%

CONSOLIDATED GROSS PROFIT PERCENTAGE	46.9%	75.4%	-28.4%	-37.7%

Consolidated Gross Profit Percentage (“Gross Margin”) as a percentage of net revenue was 46.9% during the three months ended February 29, 2004, compared to 75.4% in the prior year’s comparable fiscal period, representing an absolute percentage point decrease of 28.4%, or a 37.7% decrease on a relative basis.

The decline in gross profit is primarily attributable to (a) increased data acquisition costs for our iMatchUp.com dating sites, (b)increased marketing and related data acquisition costs for our other website properties, and (c) the reintroduction of the LEC Billed Products segment activity, which has a gross profit that is lower than our historical gross profit. The impact on gross profit from our iMatchUp.com dating sites results from the expensing of the costs of customer acquisition during the period we acquire and pay for the free iMatchUp.com membership account, while the recognition of the revenue is dependent upon whether or not the free account converts to a paying membership. The period that a free account may convert to a billable account ranges from one week after acquisition, to as long as fifteen months after acquisition, based on available historical experience. Therefore, predicated on stabilized acquisition costs in future fiscal periods, we expect that the future conversions of free membership acquisitions to billable members, coupled with the revenue deferred for three-month, six-month and annual memberships at February 29, 2004, as well as the anticipated renewal revenues from such acquired customers, should allow us to report improved gross profit margins in our E-commerce segment in future fiscal quarters.

Our Selling Expenses for each of the three months ended February 29, 2004 and February 28, 2003 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Segment Data - Consolidated Selling Expenses, by Segment, by Component

	Three Months Ended
	February 29,	February 28,	Change -	Change -
	2004	2003	inc(dec)	inc(dec)
			$$$	%%%

E-commerce
Fee share commissions	$213,097	$1,053,616	$(840,519)	-80%
Selling salaries and related expenses	201,966	393,524	(191,558)	-49%
Travel and entertainment	32,867	59,384	(26,517)	-45%
TOTAL Selling - E-commerce segment	$447,930	$1,506,524	$(1,058,594)	-70%

Off-line Marketing Services
Selling salaries and related expenses	$—	$762,407	$(762,407)	-100%
Occupancy and equipment costs	—	45,623	(45,623)	-100%
Travel and entertainment	—	5,005	(5,005)	-100%
TOTAL Selling - Off-line segment	$—	$813,035	$(813,035)	-100%

Consolidated Totals	$447,930	$2,319,559	$(1,871,629)	-81%

Selling expenses, on a consolidated basis, decreased approximately $1.9 million, or 81%, from $2.3 million during the three months ended February 28, 2003 to $0.4 million during the three months ended February 29, 2004. The decrease was primarily related to an approximate $1.1 million reduction in   E-commerce segment selling expenses, of which (a) approximately $0.8 million relates to a decrease in fee share commissions and correlates to our reduced use of third-party databases in the promotion of our email services (note that this decrease relates to the alternative use of capital for data acquisition costs as discussed in the cost of goods sold section above), and (b) approximately $0.2 million relates to decreases in salaries and related costs resulting from cost-cutting reductions to our sales force undertaken in the third and fourth quarters of Fiscal 2003.

Additionally, a portion of the decrease, or $0.8 million, resulted from the sale of our majority-owned subsidiary, Montvale Management, LLC, in March 2003. Such majority-owned subsidiary was active for the entire three months ended February 29, 2003.

Our general and administrative expenses (“G&A”) are principally comprised of (i) compensation costs and related expenses for executive, finance, information and operation systems, and general administration personnel, (ii) professional fees (which include legal; audit, accounting and tax; public relations; database management and consulting; and public company related printing costs), (iii) insurance costs, (iv) occupancy and other equipment rental costs, (v) site development, maintenance and modification costs related to our various active segments, and (vi) all other general and miscellaneous corporate expense items.

Our General and Administrative Expenses for the three months ended February 29, 2004 and February 28, 2003 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Consolidated General and Administrative Expenses, by segment, by component

	Three Months Ended
	February 29,	February 28,	Change -	Change -
	2004	2003	inc(dec)	inc(dec)
			$$$	%%%

E-commerce
Compensation costs and related expenses	$893,099	$1,128,644	$(235,545)	-21%
Professional fees	220,613	509,537	(288,924)	-57%
Insurance costs	141,759	135,687	6,072	4%
Occupancy and equipment costs	40,993	88,805	(47,812)	-54%
Site development, maintenance and Modifications	352,782	141,842	210,940	149%
All other G&A expenses	213,487	425,534	(212,047)	-50%
TOTAL G&A - E-commerce segment	$1,862,733	$2,430,049	$(567,316)	-23%

Off-line Marketing Services
Professional fees	$—	$21,229	$(21,229)	-100%
All other G&A expenses	—	691,351	(691,351)	-100%
TOTAL G&A - Off-line segment	$—	$712,580	$(712,580)	-100%

LEC Billed Products and Services
Compensation costs and related expenses	$56,563	$—	$56,563	100%
Insurance costs	17,888	—	17,888	100%
Occupancy and equipment costs	13,934	—	13,934	100%
All other G&A expenses	6,116	—	6,116	100%
TOTAL G&A - LEC segment	$94,501	$—	$94,501	100%

Corporate and other
Compensation costs and related expenses	$499,740	$545,821	$(46,081)	-8%
Professional fees	160,993	228,222	(67,229)	-29%
Insurance costs	125,410	130,333	(4,923)	-4%
All other G&A expenses	116,200	159,032	(42,832)	-27%
TOTAL G&A - Corporate and other	$902,343	$1,063,408	$(161,065)	-15%

Consolidated Totals	$2,859,577	$4,206,037	$(1,346,460)	-32%

General and Administrative expenses (“G&A”) on a consolidated basis decreased approximately $1.3 million, or 32%, when comparing G&A of $4.2 million for the three months ended February 28, 2003 to G&A of $2.9 million incurred during the three months ended February 29, 2004. The net decrease was attributable to decreases in our: (a) Off-line Marketing Service segment ($712,000) pursuant to our disposition of our majority-owned subsidiary (Montvale Management, LLC) in March 2003; (b) E-commerce segment ($567,000) and Corporate ($161,000), both relating to reductions in: (i) compensation costs pursuant to cost cutting reductions to our workforce undertaken in the third and fourth quarters of Fiscal 2003, (ii) professional fees reflecting reduced requirements for litigation defense, and (iii) other expenses primarily reflecting the benefit of general cost reduction efforts undertaken in the third and fourth quarters of Fiscal 2003, all being partially offset by an increase in website related costs of approximately $0.2 million.

Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our

Board of Directors since inception. We incurred approximately $102,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended February 29, 2004. We incurred approximately $305,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended February 28, 2003.

Consolidated Bad Debt Expense, by segment

	Three Months Ended
	February 29,	February 28,	CHANGE -	CHANGE -
For the periods:	2004	2003	INC(DEC)	INC(DEC)
			$$$	%%%
E-commerce	(46,457)	336,188	$(382,645)	-114%

Off-line Marketing Services	—		—	0%

LEC Billed Products and Services	—		—	0%

Consolidated Totals	$(46,457)	$336,188	$(382,645)	-114%

Bad Debt expense decreased approximately $0.4, or 114%, to a recapture of bad debt expense of $46,457 in the three months ended February 29, 2004 from bad debt expense of approximately $0.3 million in the three months ended February 28, 2003. Our bad debt expense recapture resulted from our assessment of the risk of collection embedded in our customer base as a product of the processes described below. When comparing the aging of our receivables, subsequent collections on such receivables and other factors, it was deemed that our allowance for doubtful accounts required a reduction, with such reduction yielding the current quarter’s bad debt recapture of approximately $46,000.

We continuously evaluate the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition or bankruptcy filings of our customers. As a result of this review process, we record adjustments to bad debt provisions to reflect the related receivables’ carrying amount to amounts that estimate their probable realizable value. Provisions for bad debts are also recorded resulting from the review of other factors, including (a) length of time the receivables are past due, (b) historical experience and other factors obtained during collection efforts. If circumstances related to specific customers change, our estimates for bad debt provisions could be further increased or decreased.

OTHER INCOME (EXPENSE)

The components of our “Other income (expense)” for the three months ended February 29, 2004 and February 28, 2003 are set forth below:

	Three Months Ended
	February 29,	February 28,	Change	Change
	2004	2003	Inc(Dec)	Inc(Dec)
			$$$	%%%

Other income (expense):

Interest income and dividends	$108,732	$154,601	(45,869)	-30%
Realized gains on sale of marketable securities	11,023	738	10,285	1394%
Realized gain on prior year sale of subsidiary	195,000	—	195,000	100%
Other non-operating income (expense):
Other miscellaneous income(expense)	16,335	(6,697)	23,032	-344%
Foreign Currency Exchange Rate Fees	(4,323)	(7,341)	3,018	-41%
Reduction of prior year’s LEC reserve	34,181	—	34,181	100%
Minority interest (income) loss		(120,328)	120,328	-100%
Total Consolidated Other Income (Expense)	$360,948	$20,973	339,975	1,621%

Consolidated Other Income (Expense) increased approximately $0.3 million, from approximately $21,000 for the three months ended February 28, 2003, to approximately $0.4 million for the three months ended February 29, 2004.

The primary factors contributing to the net increase, in the order of the table set forth above, are as follows:

(a) We recognized a decrease in interest and dividend income of approximately $46,000 resulting from decreases in the interest rates available on short-term commercial paper during the three months ended February 29, 2004 when compared with interest rates available on short-term commercial paper during the three months ended February 28, 2003;

(b) We recognized an increase in gains realized through the sale of marketable securities of approximately $10,000 in the three months ended February 29, 2004;

(c) We recognized an increase in realized gains of approximately $195,000 arising from the sale of Montvale Management, LLC, (see Note 7 to the attached financial statements) and a reduction to Minority interest in (income) from such subsidiary; and

(d) We recognized an increase of approximately $60,000 in other non-operating income (expense) during the three months ended February 29, 2004 relating to: (i) collections of approximately $16,000 for marketing program tests and residual receipts from terminated promotions; (ii) a decrease in foreign currency exchange rate fees of $3,000 paid on at our Canadian subsidiary; and (iii) a receipt of a prior year’s LEC segment chargeback reserve that exceeded our receivable for such reserve by approximately $34,000.

PROVISION FOR INCOME TAXES

Quarterly income taxes are calculated in accordance with the Interim Financial Reporting requirements as set forth in the Accounting Principal Board’s Opinion 28. Such Opinion considers interim quarterly periods as an integral part of the annual period, with interim quarterly tax periods reflecting the estimated annual effective tax rate. We believe that we have adequately provided for tax-related matters. We are subject to examination by taxing authorities in various jurisdictions. Matters raised upon audit may involve substantial amounts and could be material. Management considers it unlikely that resolution of any such matters would have a material adverse effect upon our consolidated financial statements.

The three months ended February 29, 2004 reflects a tax expense of approximately $111,000 on pre-tax income of $464,238. This effective tax rate of 24% differs from our historically recognized effective tax rate of approximately 39%. We recognized tax benefits from the use of approximately $0.2 million in previously devalued capital loss carryover deferred tax assets. Such prior year devalued capital loss deferred tax assets were utilized in the three months ended February 29, 2004 to offset the tax expense on the current period’s capital gain income of approximately $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2004, we had aggregate working capital of $38.5 million compared to aggregate working capital of $38.2 million as of November 30, 2003. We had available cash, cash equivalents and readily available marketable debt securities of $36.8 million as of February 29, 2004 compared to available cash, cash equivalents and readily available marketable debt securities of $36.7 million as of November 30, 2003. The equity component of our marketable securities was $1.8 million at February 29, 2004 compared to $1.6 million at November 30, 2003.

Cash provided by operating activities was approximately $0.8 million for the three months ended February 29, 2004, compared to approximately $0.3 million in cash used in operating activities in the three months ended February 28, 2003, representing an approximate $1.1 million increase in cash provided by operating activities. The significant components giving rise to the increase in cash provided by operating activities relate to the changes in our other operating assets and liabilities, whereby such changes in the three months ended February 29, 2004 absorbed approximately $1.1 million less in cash than the comparable prior year period. The comparable prior year period included significant vendor payments, coupled with increases in account receivable when compared to the three months ended February 29, 2004.

Cash provided by investing activities was approximately $0.2 million during the three months ended February 29, 2004, compared to $14.5 million used in financing activities during the prior year’s comparable quarter. The primary source of cash from investing activities related to the collection of approximately $0.2 million on installments from the prior year’s sale of one of our subsidiaries, offset by approximately $19,000 paid for capital expenditures. The prior year’s comparable quarter used cash of approximately $14.5 million, approximately $14.3 million of which was used for the acquisition of short-term marketable debt securities purchased for us by our professional money managers and approximately $0.2 million of which was paid for capital expenditures.

Cash used for financing activities was approximately $0.9 million for the three months ended February 29, 2004, compared to $26,267 provided by financing activities for the three months ended February 28, 2003. During the three months ended February 29, 2004 we declared and paid a quarterly dividend, amounting to approximately $1.0 million and offset such outflow with approximately $0.2 million in proceeds from stock options exercised.  For further discussion of our dividend policy, see "Note 10. - Subsequent Events" included in the accompanying unaudited financial statements.

Our days-sales-outstanding (“DSO”) in accounts receivable at February 29, 2004 was 52 days, compared to 46 days at November 30, 2003, 49 days at August 31, 2003, 54 days at May 31, 2003, and 52 days at February 28, 2003. The increase in the current quarter’s DSO compared to the third and fourth quarter of the prior fiscal year relates to the longer collection cycles attributable to our recently reinstated LEC Billed Products and Services segment activities, offset by improved collection cycles on our client billed business. Our DSO may rise above 52 days in future fiscal periods primarily in the event of growth in revenues from the Company’s LEC Billed Products and Services segment.

The majority of our customers are extended 30-day credit terms. In limited instances, credit is extended to ranges approximating 90 days. Currently, one such customer accounts for approximately $0.9 million, or 21.6%, of our accounts receivable at February 29, 2004, such extension of credit also contributes to our increased DSO referenced above.  We continually monitor customer adherence to their credit terms and constantly strive to improve the effectiveness of our collection efforts with the goal of achieving a DSO in the 40-day range. Future fiscal periods might not reflect this goal of a 40-day DSO, and might exceed the 52-day DSO recognized in the three-month period ended February 29, 2004.

Historically, our primary cash requirements have been used to fund the cost of advertising and promotion and test-marketing new products, services and promotions, with additional funds having been used in the purchasing of equipment and services in connection with the commencement of new business lines, further development of businesses being test marketed and for the development of the equipment infrastructure of subsidiaries organized in Fiscal 2002.

In Fiscal 2000, we executed our on-line direct marketing strategy. Our future plans and business strategy may continue to call for our Internet-based E-commerce segment to be our primary operating focus, with such segment generating the material portion of our revenues for the three months ended February 29, 2004. We may, in future fiscal periods, continue to invest considerable amounts capital into our E-commerce segment ($1.5 million in Fiscal 2003, $1.9 million in Fiscal 2002, less than $20,000 in the three months ended February 29, 2004). If the E-commerce segment’s activities fail to generate sufficient revenue, we could realize a material adverse impact on our capital and liquidity resources resulting from expenditures necessary to generate such revenue, including, but not limited to, expenditures for (a) marketing campaigns, (b) product development costs, (c) site development and maintenance and related technology based costs, (d) potential on-line, and/or off-line, business acquisitions, (e) costs associated with developing alternative means of email promotion delivery, or (f) other unexpected and/or currently unidentifiable costs.

On April 1, 2004, we announced that we had acquired an exclusive license for an operating platform created by LiveOnTheNet.com, Inc. (LOTN), a privately held company. We had announced in February 2004 that we had entered into an agreement to acquire all of the assets of LOTN. The asset acquisition plans were discarded in favor of a license agreement resulting from our final stages of due diligence.

In March 2003, we sold our 51% majority-owned subsidiary, Montvale Management LLC (“Montvale”), to Mortgage Industry Consultants, LLC (“MIC”) for $1.6 million, plus our investment. We had obtained our 51% interest in September 1999 through an initial investment of approximately $50,000. The terms of the agreement included an initial payment of $1 million (received in March 2003) followed by an additional $600,000 to be paid in 24 monthly installments of $25,000 each. As of April 7, 2004, nine installments were received and recorded as realized gain on sale of subsidiary. Based on management’s assessment of Montvale’s future cash flows, after taking into consideration Montvale’s increased obligations with respect to the note obligations due us, we have deemed it prudent to defer recognition of income on the unpaid portion of the note. Recognition will therefore take place in future periods under the cost recovery method.

In May 2003, we received approximately $299,000, representing our GAAP basis capital account in such majority-owned subsidiary as at November 30, 2002, pursuant to the terms of the agreement. We also entered into a two-year Media Purchase Agreement whereby we agreed to provide certain media lead generation and related services to the continuing owners of Montvale for consideration of $40,000 per month over the term of the agreement. As of April 7, 2004, we have collected the requisite nine payments, for a total of $360,000.

In the fiscal year ended November 30, 1999, the adoption of our Internet business plan and strategy prompted us to terminate the marketing of our legacy products and services, which were active at that time. Accordingly, this legacy activity has contributed in a significantly decreasing degree, to our cash flows and results of operations for the three-year fiscal period, December 1, 1999 to November 30, 2002, and did not contribute at all to the operations of Fiscal 2003. This should be considered when using our historical results in evaluating future operations, cash flows and financial position. Nevertheless, we will continue to explore opportunities to offer other Off-line marketing services, and expect to expand our activities within our LEC Billed Products segment.

Under currently proposed operating plans and assumptions, management believes that projected cash flows from operations and available cash resources and working capital, as described above, will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. Our known identifiable short-term and long-term obligations are described below in the “Obligations and Commitments” disclosure as required by the Securities and Exchange Commission’s (the “Commission”) Release Nos. 33-8056 and 34-45321 and FR-61, as issued on January 22, 2002.

 Additionally, as we seek to further extend our reach into the E-commerce and LEC Billed Product arenas, as well as identifying new and other consumer oriented products and services in the off-line arena, we may use existing cash reserves, enter into long-term financing arrangements, or employ other means to finance such diversification, none of which is specifically identifiable or measurable at this time.

OBLIGATIONS AND COMMITMENTS

We are not aware of any specific factors, outside of those described in the following table, and those “potential factors” described in the “Critical Accounting Policy and Accounting Estimate Discussion” which is set forth below, that are reasonably likely to cause a material impact, either positive or negative, on our liquidity trends.  Additionally, we do not have off-balance sheet arrangements, other than those described in the following table, and do not engage in trading activities involving non-exchange traded contracts.

A summary table of future contractual commitments, for future minimum lease payments under non-cancelable operating leases and employment contracts are set forth below:

	Operating Leases		Employment agreements		Total Contractual Obligations
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign

2004	$331,600	$72,220	$1,484,500	$246,177	$1,816,100	$318,396
2005	322,500	30,091	12,850	268,556	335,350	298,648
2006	215,000	—	—	290,936	215,000	290,936
2007				3,679	—	3,679
Thereafter	—		—	—	—
	$869,100	$102,311	$1,497,350	$809,348	$2,366,450	$911,659

RELATED PARTIES

Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. FKIWSBR legal services are billed on an arms length transaction basis. We incurred approximately $102,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended February 29, 2004. We incurred approximately $305,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended February 28, 2003.

TRANSACTIONS WITH MAJOR CUSTOMERS

During the three months ended February 29, 2004, we had one customer in our E-commerce segment accounting for approximately $1.0 million, or 13.5% of consolidated net revenue. Approximately $0.4 million, or 9.5% of consolidated net accounts receivable, was attributable to such major customer as of February 29, 2004. Regarding the balance of our customer base, no single customer had net revenues that equaled or exceeded 9% of consolidated net revenues for the three months ended February 29, 2004. During the three months ended February 28, 2003 no single customer had net revenues that equaled or exceeded 8% of consolidated net revenues for such period.

Currently, 21.2% of the Company’s revenue is derived for its proprietary products; 19.5% from iMatchUp.com, the Company’s online dating sites, and 1.7% from our LEC segment’s proprietary products.

CRITICAL ACCOUNTING POLICY AND ACCOUNTING ESTIMATE DISCUSSION

We have set forth below what we believe to be the most pervasive accounting policies and estimates that could have a material effect on our Company’s results of operations and cash flows, if general business conditions or individual customer financial circumstances change in an adverse way relative to the policies and estimates used in the attached financial statements or in any “forward looking” statements contained herewith.

FACTORS THAT COULD EFFECT FUTURE RESULTS

Continuation of trend relative to decreasing revenues and increasing overhead

The following chart and subsequent discussion provide the details of a known trend in revenue deterioration, and the effect of the potential continuation of such trend. Our quarterly net revenues for the prior nine quarterly periods are set forth in the table below:

Quarterly period ended	net revenue	% change from previous quarter

February 28, 2002	$12,370,897	-11.95	%(1)
May 31, 2002	10,804,538	-12.66	%(1)
August 31, 2002	10,664,246	-1.30	%(1)
November 30, 2002	10,203,244	-4.32	%(1)
February 28, 2003	9,117,229	-10.64	%(1)
May 31, 2003	7,422,604	-18.59	%(1)
August 31, 2003	8,503,267	14.56%
November 30, 2003	7,345,752	-13.61%
February 29, 2004	7,170,294	-2.39%

(1)                  Our majority owned subsidiary, Montvale management, LLC, was sold in March 2003. Such subsidiary contributed to quarterly revenue as follows:

Quarterly period ended

February 28, 2002	$866,408
May 31, 2002	1,387,903
August 31, 2002	1,876,069
November 30, 2002	1,941,270
February 28, 2003	2,211,731
May 31, 2003 (activity sold in March 2003)	161,475

We have been able to replace a portion of Montvale’s revenue through: (a) the expansion of its direct-to-consumer based proprietary products and services; (b) the expansion of existing client relationships; and (c) the client contact strategies.

Our quarterly overhead, which is the combination of selling expenses, general and administrative expenses, and bad debt expense, for the prior nine quarterly periods are set forth in the table below:

Quarterly period ended	Selling expense	G&A Expense	Bad Debt expense	Total Overhead

February 28, 2002	$3,168,568	$3,578,591	$329,334	$7,076,493	(1)
May 31, 2002	2,370,775	3,949,851	109,172	6,429,798	(1)
August 31, 2002	3,133,682	3,665,681	48,941	6,848,304	(1)
November 30, 2002	2,799,663	4,057,299	160,428	7,017,390	(1)
February 28, 2003	2,319,559	4,206,037	336,188	6,861,784	(1)
May 31, 2003	1,777,890	3,978,704	153,860	5,910,454	(1)
August 31, 2003	1,480,191	2,946,741	117,382	4,544,314
November 30, 2003	918,284	2,515,042	(31,080)	3,402,246
February 29, 2004	447,930	2,859,577	(46,457)	3,261,050

(1) Our majority owned subsidiary, Montvale management, LLC, was sold in

March 2003. Such subsidiary contributed to quarterly Selling and G&A expenses as follows:

Quarterly period ended

February 28, 2002	$638,358
May 31, 2002	890,686
August 31, 2002	1,130,917
November 30, 2002	1,233,823
February 28, 2003	1,525,615
May 31, 2003 (activity sold in March 2003)	33,607

Should the trend of quarterly decreases in net revenue, as recognized to February 29, 2004, continue in future quarterly fiscal periods, and the corresponding overhead environment remain stable, or be subject to increases necessary to generate revenues, our liquidity trends and our capital resources could be adversely affected.

Revenue Recognition, Variable Costs and Bad Debts

We currently earn the most significant portion of our revenue from the E-commerce segment pursuant to marketing agreements with marketing partners and corporate customers. The provisions of each agreement determine the type and timing of revenue to be recorded. We invoice our customers in accordance with the terms of the underlying agreement. Revenue is recognized at the time the marketing activity is delivered, or service is provided, net of estimated contractually specified data qualification allowances, when applicable. Such data qualification allowances may include duplications, invalid addresses, and age restrictions, and are recorded as contra-revenue. Our revenues are adjusted in later fiscal periods if actual allowances vary from amounts previously estimated. Historically, the variance between actual allowances and previously estimated allowances has been immaterial. If events were to occur that would cause actual allowances (which are recorded as offsets against gross revenue, as contra-revenues, in arriving at reported net revenue) to vary significantly from those originally estimated and reflected in the financial statements, we could suffer material deterioration in future fiscal period gross margins, and, therefore, our profitability, cash flows and capital resources could be adversely affected.

Certain revenue related obligations are recorded at the time revenue is recognized. They include costs payable to other on-line, as well as off-line, media companies for generating registered users and consumer data for us, database fee sharing costs under third-party database use agreements, email message delivery costs, contingent-based prize indemnification coverage (i.e., sweepstakes payout indemnification), estimated premium fulfillment costs related to the respective promotion (if applicable) and all other variable costs directly associated with completing our obligations relative to the revenue being recognized. Our actual premium fulfillment estimates have varied from that which were accrued at the time of recording the related revenue. This is deemed a change in management’s estimate, and we take the additional cost, or benefit, on the accrual adjustment in the fiscal period that the variance is determinable. The three months ended February 28, 2003 included a benefit of approximately $507,000 on the adjustment of the premium fulfillment accruals from November 30, 2002.

Should the Internet operating landscape change resulting in (a) higher costs of acquiring consumer data and registered users for our websites; (b) higher costs of acquiring data for our marketing partners, compromising such marketing partners’ ability to maintain adequate sized databases to allow for continued third-party database use agreements; (c) the InfiKnowledge asset acquisition failing to maintain a lower cost of our email delivery activities and web development and web hosting service costs as compared to our competitors, or us being required to depend on third-party emailing service bureaus, to a degree higher, and/or at a cost in excess of our anticipated internally-generated costs, than that currently utilized during the three months ended February 29, 2004, or other currently unknown third party influences on our ability to deliver email messages to the records in our databases, or the records in our marketing affiliates’ databases; (d) our contingent-based prize indemnification premiums for indemnification coverage increasing due to an increase in the number of prize winners at the sites, or as a result of the insurance industry in general, or other currently unknown factors; (e) our accruals for fulfillment obligations arising out of promotions proving to be less than the actual redemptions processed in subsequent fiscal periods; or (f) unpredictable technology changes or commercial technology applications; then, if any one, or a combination, of the above factors were to materialize we could suffer material deterioration in future fiscal period revenue growth and gross margins and, therefore, our profitability, cash flows and capital resources could be materially adversely affected.

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

Major Customers and Disposition of Majority-owned Subsidiary

During the three months ended February 29, 2004, one customer in our E-commerce segment accounted for approximately $1.0 million, or 13.5% of consolidated net revenue. Approximately $0.4 million, or 9.5% of consolidated net accounts receivable, was attributable to such major customer as of February 29, 2004. No other single customer had net revenues that equaled or exceeded 9% of consolidated net revenues for the three months ended February 29, 2004. During the three months ended February 28, 2003, no single customer had net revenues that equaled or exceeded 8% of consolidated net revenues for such period.

Currently, 21.2% of our revenue is derived from our proprietary products; 19.5% from iMatchUp.com, our online dating sites, and 1.7% from our LEC Billed Product segment.

In March 2003, we sold our interest in our majority-owned subsidiary, Montvale Management LLC, for $1.6 million, plus our investment. Pursuant to the terms of the sale, we received $1 million in cash at closing on March 7, 2003. Additionally, we received a note from the Purchaser for $600,000, payable in 24 monthly installments of $25,000. We have also received approximately $299,000, representing our GAAP basis capital account in such majority-owned subsidiary as at November 30, 2002.  We also entered into a  two-year Media Purchase Agreement whereby we agreed to provide certain media lead generation and related services to the continuing owners of Montvale for consideration of $40,000 per month over the term of the agreement. We estimate that the cash flow from the Media Purchase Agreement will equal or exceed the cash flows surrendered pursuant to the disposition of the majority-owned subsidiary.

Our revenues and profitability from operations have historically varied.

Our revenues, cost of providing revenues, profit margins and overhead expenses have varied historically among segments, as well as on a consolidated basis. The revenue allocation among our segments in future periods will most probably be different than our current revenue allocation due to several factors, including consumer tastes, business opportunities, regulatory issues that may exist in future periods, and other currently unknown factors that could impact our revenue generating cycle or cost structure. Therefore, it is difficult to predict revenue and gross margin trends, and their corresponding impact on liquidity and capital resources. Actual trends may cause us to adjust our operating emphasis, which could result in continued period-to-period fluctuations in our results of operations. Historically, we have been able to rapidly react to changes in the business environment within which we operate. Management responds to these changes as deemed appropriate at the time of change, and as dictated by the nature of such changes. Management’s reaction to such changes could cover a broad range of business-related adjustments, ranging from product mix repositioning and staff reductions, to entire business model overhauls. Based on our current operations and marketing methods, as well as the dynamic, ever changing status of the Internet marketing environment, it is conceivable that we would institute changes to our business practices in future fiscal periods.  There can be no assurance that any such potential change would be successful in its implementation, and there can be no assurance that any such implementation would benefit our operating margins, profitability, cash flows or capital resources.

Impairment of Goodwill, Other Intangibles and investment Portfolio Could Impact net Income

We carry goodwill and other identifiable intangibles on our balance sheet arising from prior-year acquisitions. We are required to review, at least annually, such goodwill and other identifiable intangibles for any asset impairment. If the review of the goodwill and other identifiable intangibles related to the subsidiaries organized to acquire such assets determines that such assets are impaired, then we will be required to recognize an impairment charge on such goodwill and other identifiable intangibles necessary to reduce the carrying value of the assets to their net realizable value. Should events occur that would give rise to such impairment charge, we would recognize decreased profitability to the extent of such adjustment. Cash flows would not be directly affected by the impairment charge, but cash flows would, most likely, be adversely affected as a result of the facts and circumstances that created the impairment charge.

Market Fluctuation and Debt Repayment Risk of Marketable Securities Investment Portfolio

We maintain an investment portfolio that is managed by prominent financial institutions. The portfolio includes high-grade corporate commercial paper and auction rate securities, and common stock equities, all of which are held for varying periods of time, pursuant to maturity dates, market conditions and other factors. The fair value of our investments in the common stock of publicly traded companies as of February 29, 2004 amounted to approximately $1.8 million. These investments are subject to market price volatility, in addition to the potential for business failure at the company level. Moreover, due to the economic downturn and difficulties that may be faced by some of the companies in which we have investments, our investment portfolio could be further impaired by the failure of such companies to fulfill their responsibility of adhering to the repayment of principal upon maturity. Additionally, our cash flows and interest income could be negatively impacted by continued Federal Reserve Bank interest rate reductions.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of the end of period covered by this Quarterly Report (the “Evaluation Date”) have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to us and them by others within those entities, particularly during the period in which this Quarterly Report was being prepared.

(b) Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires us to describe briefly any material pending legal proceedings to which we are a party or of which any of our property is subject. The Exchange Act further provides that no information need be given with respect to any proceeding that involves primarily a claim for damages if the amount involved, exclusive of interest and costs, does not exceed 10% of our current assets. We believe that all of the claims made against us to date are either without merit or will ultimately result in a judgment against us (if at all) in an amount less than 10% of our current assets. Nevertheless, as the plaintiff in the Wingler action is seeking damages in excess of 10% of our current assets, and as certain of the remaining legal claims made against us fail to specify an amount of damages being sought by the plaintiff, and as there is a potential that the ultimate damages awarded in a claim could exceed such 10% threshold, in compliance with the Exchange Act, we listed below the Wingler action, as well as all legal claims made against us for which no amount of damages has been specified. The Qwest action seeks damages against us in an amount slightly less than 10% of our current assets.

Mavies Wingler -

On or about May 9, 2001, Mavies Wingler commenced an action against Group Lotto, Inc. (“GLI”), one of our wholly-owned subsidiaries, in the Circuit Court of Logan County, West Virginia. Ms. Wingler claims to have picked the winning numbers entitling her to $10 million. On June 8, 2001, the action was removed to the United States District Court, Southern District of

West Virginia, and is entitled Wingler v. Grouplotto, Inc., Docket Number 2:01–CV–518. At the end of 2002, Ms. Wingler’s attorney withdrew, and she is now representing herself. We and GLI have a contract of indemnification with SCA Promotions, Inc. to be indemnified for prizes paid out to qualified winners. GLI winners are required to produce the Group Lotto Entry Notification form (“GLEN”) within a specified period of time after matching a drawing’s winning numbers in order to qualify for receipt of the appropriate prize winnings. We do not believe that there is any merit to Ms. Wingler’s claim and intend to vigorously continue our defense thereof.

In March 2004, the Court granted our motion for summary judgment dismissing the complaint. Ms. Wingler has filed an appeal, which she must perfect by April 30, 2004. We intend to continue to defend against the claim.

Plasmanet

On November 21, 2002, Plasmanet, Inc., one of our competitors, commenced an action alleging patent infringement and misappropriation of trade secrets entitled Plasmanet, Inc. v. Apax Partners, Inc., et al., Case No. 02 Civ 9290 (S.D.N.Y.). Plasmanet operates a website, FreeLotto.com, which is similar to one operated by GLI. Plasmanet alleged that on September 24, 2002 it obtained a patent for a “Free Remote Lottery System” and that we infringed this patent. In addition, Plasmanet asserted that trade secrets were contained in a private placement memorandum and that we misappropriated these trade secrets after we were allegedly shown such private placement memorandum by an agent of Plasmanet’s investment banker. The complaint sought injunctive relief and unspecified money damages. We asserted counterclaims, inter alia, to declare Plasmanet’s patent invalid. In December 2003, the complaint was dismissed with prejudice with respect to Plasmanet’s patent infringement claim and our counterclaims, and without prejudice with respect to the misappropriation of trade secrets claim. Such misappropriation claim has been reasserted by Plasmanet in New York court (Sup. Ct. N.Y. Co., January 27, 2004, Index No. 60021-04). We believe there is no merit to the reasserted claim and have filed a motion to dismiss this claim, that motion is currently scheduled to be submitted on May [ - ], 2004. We intend to vigorously defend against this action.

Qwest Communications

Qwest Communications, Inc. notified us of an indemnification claim relating to a class action filed against Qwest in Minnesota, Bindner v. LCI International Telecom Corp. et al., District Court of Minnesota, County of Sibley, Case No. C0-00-242. In that action, plaintiffs claim that from September 1998 to July 1999, they were misled when they were solicited to change their long distance carrier to Qwest. They assert that they were not told that they would have to stay at certain hotels and pay their regular rates as part of a promotion, which offered them free airline tickets. We introduced the promotion (“Fly Free America”) to Qwest, and were retained by Qwest to operate the telemarketing campaign. In or about May 2000, we and Qwest entered into an agreement terminating our contract and settling the amount due us (the “May 2000 Agreement”). The May 2000 Agreement contained language which Qwest claims obligates us to indemnify Qwest for any loss it may sustain by reason of this class action. We maintain that we have no liability in the matter. Fraud claims in the class action have been dismissed, leaving breach of contract and false advertising claims. The court has certified the class and Qwest is defending the action.

In November 2002, we commenced an arbitration against Qwest to recover certain amounts due us pursuant to the May 2000 Agreement. In December 2002, Qwest filed counterclaims in the arbitration relating to the Fly Free America program. Qwest asserts that we must indemnify Qwest for, among other things, fines and penalties amounting to approximately $1.5 million which Qwest claims it paid in connection with a number of consent decrees it entered into with various state attorneys general, an unspecified amount of attorneys’ fees, and any and all expenses, penalties or other amounts Qwest becomes liable for in connection with the class action. Qwest also seeks reimbursement of approximately $3.1 million it paid us pursuant to the May 2000 Agreement. A panel of arbitrators was appointed in December 2003 and a preliminary conference was held in January 2004. After the conference, a schedule was established for substantive motions and for hearings in June 2004. The arbitrators also provided for exchanges of information in the arbitration subject to Qwest’s right to seek to prevent such exchanges. Qwest moved to prevent exchanges of information and this application was granted. Qwest moved for summary judgment with respect to its indemnification counterclaim. We have opposed the motion and it is scheduled to be heard on April 20, 2004. We believe that there is no merit to Qwest’s counterclaims and intend vigorously to defend against them, as well as to pursue our claim.

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

Missouri Civil Investigative Demand

On September 26, 2003, we were served with a Civil Investigative Demand by the Missouri Attorney General’s Office requesting certain documents and inquiring into our Company’s merchandising practices in connection with games of chance available for entry at grouplotto.com. We have responded to the document and information requests and await a response from the Missouri Attorney General’s Office.

As stated above, we are unable to determine the ultimate outcomes of any of the foregoing claims or demands, and, accordingly, no provision for loss has been recorded in the financial statements included in this Report.

Item 5.             Other Information

On April 1, 2004, we announced that we had acquired an exclusive license for an operating platform created by LiveOnTheNet.com, Inc. (LOTN), a privately held company. We had announced in February 2004 that we had entered into an agreement to acquire all of the assets of LOTN. The asset acquisition plans were discarded in favor of a license agreement resulting from our final stages of due diligence.

On April 12, 2004, our Board of Directors declared a dividend out of our retained earnings of $0.08 per share on the outstanding shares of our common stock for the quarter ended February 29, 2004. Such dividend is payable on or about May 10, 2004 to holders of record of such shares at the close of business on May 1, 2004.  We can give you no assurance that our Board will declare any dividends in future fiscal periods. Any further declarations will depend upon our performance, the level of our then current and retained earnings, capital and other pertinent factors relating to our financial position. You should not rely on any prior approvals of our Board as an indicator of its intent to approve the declaration of any dividends in the future.

Item 6.Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit Number

3.1.1	Articles of Incorporation of the Company, as amended (1)

3.1.2	Amendment to the Articles of Incorporation of the Company (2)

3.2	By-Laws of the Company (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer *

32.2	Section 1350 Certification of Chief Financial Officer *

*                                         Filed herewith.

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

(b)                                 Reports on Form 8-K.

On February 25, 2004, we filed a Current Report on Form 8-K incorporating our Fiscal 2003 and Fiscal 2003 fourth quarter’s earnings release. Other than the foregoing, we did not file any reports on Form 8-K during the first quarter of the fiscal year ending November 30, 2004.

FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  When used herein, words like “intend”, “anticipate”, “believe”, “estimate”, “plan” or “expect”, as they relate to us, are intended to identify forward-looking statements.  We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date of this Quarterly Report, but no assurances can be given that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning.  We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAFFIX, INC.

	By:	/s/ Jeffrey L. Schwartz
Jeffrey L. Schwartz
Date: April 14, 2004	Chairman and CEO

	By:	/s/ Daniel Harvey
Daniel Harvey
Chief Financial Officer
Date: April 14, 2004	(Principal Financial Officer)

Exhibit Index

Exhibit Number

3.1.1	Articles of Incorporation of the Company, as amended.(1)

3.1.2	Amendment to the Articles of Incorporation of the Company.(2)

3.2	By-Laws of the Company.(3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer *

32.2	Section 1350 Certification of Chief Financial Officer *

*                                         Filed herewith.

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