Form 10-Q
period 2004-05-31
TRAFFIX INC
filed 2004-07-15
CIK 1000297

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2004
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

Yes          No X

        The number of shares outstanding of the Registrant's common stock is 13,523,664 (as of 07/13/04).

TRAFFIX, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
QUARTER ENDED MAY 31, 2004
ITEMS IN FORM 10-Q

		Page
Part I	Financial Information
Item 1.	Financial Statements (Unaudited)	1
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	None
Item 4.	Controls and Procedures	43
Part II	Other Information
Item 1.	Legal Proceedings	44
Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	46
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Submission of Matters to a Vote of Security Holders	None
Item 5.	Other Information	46
Item 6.	Exhibits and Reports on Form 8-K	47
Signatures

i

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31, 2004	November 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,065,235	$9,939,657
Marketable securities	30,172,839	28,272,520
Accounts receivable, trade, net of allowance for doubtful accounts of $760,492 at May 31, 2004 and $872,605 at November 30, 2003	5,402,152	4,076,947
Deferred income taxes	1,371,410	1,295,983
Prepaid expenses and other current assets	491,478	1,065,580

Total current assets	46,503,114	44,650,687
Property and equipment, at cost, net of accumulated depreciation	2,322,418	2,799,405
Goodwill	1,031,881	1,071,525
Other intangibles, net	1,121,308	1,157,176
Deferred income taxes	66,212	271,744

Total assets	$51,044,933	$49,950,537

Liabilities
Current liabilities:
Accounts payable	$3,026,921	$2,337,445
Accrued expenses	2,532,035	2,974,967
Reserve for customer chargebacks	572,115	406,352
Due to related parties	449,564	351,335
Income taxes payable	358,070	333,705

Total current liabilities	6,938,705	6,403,804
Deferred income taxes	207,820	207,820

Total liabilities	7,146,525	6,611,624

Shareholders' equity
Preferred stock—$.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$.001 par value; authorized 50,000,000 shares; issued 13,250,023 shares and 12,882,992 shares, respectively	13,250	12,882
Common stock issuable—$.001 par value; -0- and 39,174 shares, respectively	—	242,879
Additional paid-in capital	39,792,158	37,916,110
Retained earnings	3,239,635	4,319,356
Accumulated other comprehensive income	853,365	847,686

Total shareholders' equity	43,898,408	43,338,913

Total liabilities and shareholders' equity	$51,044,933	$49,950,537

The acompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Net revenue	$9,139,855	$7,422,604	$16,310,149	$16,539,833
Cost of sales	5,137,014	3,959,347	8,942,968	6,205,277

GROSS PROFIT	4,002,841	3,463,257	7,367,181	10,334,556
Selling expenses	515,158	1,777,890	963,088	4,097,449
General and administrative expenses	3,147,860	3,978,704	6,007,437	8,184,741
Bad debt (recapture) expense	(65,656)	153,860	(112,113)	490,048

INCOME (LOSS) FROM OPERATIONS	405,479	(2,447,197)	508,769	(2,437,682)
Other income (expense):
Interest income and dividends	113,989	111,455	222,721	266,056
Realized gains on marketable securities	11,647	3,330	22,670	4,068
Realized gain on sale of subsidiary	199,900	1,075,000	394,900	1,075,000
Other non-operating income (expense)	292,694	(47,591)	338,887	(61,629)
Minority interest in income of subsidiary	—	(17,239)	—	(137,567)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	1,023,709	(1,322,242)	1,487,947	(1,291,754)
Provision (benefit) for income taxes	358,917	230,297	470,264	(170,703)

NET INCOME (LOSS)	$664,792	$(1,552,539)	$1,017,683	$(1,121,051)

Basic income (loss) per share (Note 3):
Net income (loss)	$0.05	$(0.12)	$0.08	$(0.09)

Weighted average shares outstanding	13,100,188	12,758,349	13,030,529	12,754,342

Diluted income (loss) per share (Note 3):
Net income (loss)	$0.04	$(0.12)	$0.07	$(0.09)

Weighted average shares outstanding	13,765,499	12,758,349	13,659,127	12,754,342

Cash dividends per common share	$0.08	$—	$0.16	$—

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	May 31, 2004	May 31, 2003
Cash flows from operating activities:
Net income (loss)	$1,017,683	$(1,121,051)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	635,095	820,558
Reserve for customer chargebacks	165,763	349,045
Provision for uncollectible accounts	(112,113)	490,048
Deferred income taxes	130,105	(1,070,884)
Net gains on sale of marketable securities	(22,671)	(4,068)
Gain on sale of subsidiary	(394,900)	(1,075,000)
Minority interest	—	(307,017)
Changes in assets and liabilities of bus iness:
Accounts receivable	(1,213,092)	(303,860)
Prepaid expenses and other current assets	574,102	747,791
Accounts payable	689,476	631,695
Income taxes payable	281,243	1,459,166
Due (from)/to related parties	98,229	(141,503)
Other, principally accrued expenses	(577,932)	(1,410,926)

Net cash provided by (used in) operating activities	1,270,988	(936,006)

Cash flows from investing activities:
Purchases of securities	(146,393,022)	(164,774,190)
Proceeds from sales of securities	144,689,766	149,996,126
Proceeds from the sale of a subsidiary	394,900	1,050,000
Cash payment for intangble asset—license agreement	(65,000)	—
Capital expenditures	(18,253)	(1,276,322)

Net cash used in investing activities	(1,391,609)	(15,004,386)

Cash flows from financing activities:
Dividends paid	(2,097,404)	—
Purchases of common stock	—	(10,806)
Proceeds from stock options exercised	1,376,658	34,329

Net cash (used in) provided by financing activities	(720,746)	23,523

Effect of exchange rate changes on cash and cash equivalents	(33,055)	(19,925)

Net decrease in cash and cash equivalents	(874,422)	(15,936,794)
Cash and cash equivalents, beginning of period	9,939,657	23,136,341

Cash and cash equivalents, end of period	$9,065,235	$7,199,547

        Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. For the six months ended May 31, 2004, non-cash activities included $135,000 to record the purchase of a license. The license is payable in ten monthly installments of $15,000. As of May 31, 2004, the Company has made $65,000 in payments on the license agreement, which included a $50,000 down payment, and one installment of $15,000.

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED MAY 31, 2004
(UNAUDITED)

	Common Stock					Accumulated Other Comprehensive Income(Loss)
			Common Stock Issuable	Additional Paid-in Capital	Retained Earnings		Total Shareholders' Equity
	Shares	Amounts
Balance, November 30, 2003	12,882,992	$12,882	$242,879	$37,916,110	$4,319,356	$847,686	$43,338,913
Net income for the six months ended May 31, 2004					1,017,683		1,017,683
Unrealized losses on available-for-sale securities						174,391	174,391
Foreign Currency Translation adjustment						(168,712)	(168,712)

Comprehensive income (loss)							1,023,362

Dividends declared					(2,097,404)		(2,097,404)
Stock option exercises	327,857	329		1,376,330			1,376,659
Tax benefit from exercise of stock options				256,878			256,878
Purchase of common stock, held in treasury, at cost							—
Common stock issued in connection with acquisition	39,174	39	(242,879)	242,840			—

Balance, May 31, 2004	13,250,023	$13,250	$—	$39,792,158	$3,239,635	$853,365	$43,898,408

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    GENERAL

        The accompanying consolidated financial statements are unaudited; however, in the opinion of management, these financial statements are presented in conformity with accounting principles generally accepted in the United States of America. The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. In the preparation of these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the interim periods reported. Actual results could differ from those estimates. Principally, estimates are used in accounting for bad debts, data qualification allowances and sales allowances, depreciation and amortization, income taxes and contingencies. Management's estimates and assumptions are continually reviewed against actual results with the effects of any revisions being reflected in the results of operations at that time. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2003. The results of operations for the three and six-month periods ended May 31, 2004 are not necessarily indicative of the results to be expected for the subsequent quarters or the full fiscal year ending November 30, 2004. Certain prior year amounts in the unaudited consolidated financial statements have been reclassified to conform with the current year presentation.

        During the six months ended May 31, 2004 and 2003, options for 327,857 shares and 16,500 shares of the Company's common stock, respectively, were exercised by our employees. Tax benefits of $256,878 and $6,413 in the six months ended May 31, 2004 and 2003, respectively, resulting from the exercise of these options, were recorded as an increase to additional paid-in capital and a reduction of income taxes currently payable.

Recent Accounting Pronouncements

        In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance conform with current authoritative accounting and auditing guidance and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, financial position or cash flows.

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (Fin No.46). In December 2003, the FASB modified FIN No. 46 to make certain technical corrections and address certain issues regarding its implementation. Fin No. 46 establishes revised guidance, by providing a new framework for identifying variable interest entities and revised guidance on determining when a registrant should include an identified variable interest rate entity, or entities, in its consolidated financial statements. The Company adopted FIN No. 46 in Fiscal 2004. The adoption of this standard did not have a material impact on our financial position and results of operations.

2.    SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

        The Company currently earns the most significant portion of its revenue from its E-commerce segment pursuant to marketing agreements with marketing partners and corporate customers (collectively, "Corporate Customers"). The provisions of each agreement determine the type and timing of revenue to be recorded. The Company generates its E-commerce revenue from the following eight basic categories: (1) delivery of consumer traffic to the websites and inbound telemarketing call centers of its Corporate Customers (e.g., click-thrus from the game banners on the Company's websites), (2) delivery of consumer data to Corporate Customers with respect to the consumers who have registered for Corporate Customers' products or services (e.g., a consumer who registered via the registration page of one of the Company's websites to receive on-line promotions from Corporate Customers), (3) delivery of pre-qualified consumer data to Corporate Customers as a result of consumers' responses to targeted questions and surveys (e.g., receiving free gifts for your children), (4) delivery of a sale or completed application for a Corporate Customer's product or service (e.g., a consumer who responds to a Traffix email promotion on behalf of a Corporate Customer by completing an on-line application for a credit card or subscribing for a cellular phone service), (5) generating revenue from any of the foregoing categories by placing Corporate Customers' offers on the media of third parties with whom the Company has a marketing relationship on a revenue share basis, (6) sales of inexpensive gift items directly to consumers, (7) rentals and sales of copies of specific segments of the Company's databases to Corporate Customers for their proprietary marketing and database enhancements, and (8) sales of memberships to the Company's online dating service, iMatchUp.com.

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

        Membership revenue from the Company's online dating service is currently billed to members in one-month, three-month and six-month terms. The monthly memberships are recognized as revenue in the month billed (which is the same month as the services are provided). Three-month and six-month memberships are deferred and recognized over the subscription term.

        Revenue from the Company's LEC Billed Product and Service segment consists of Local Exchange Carrier ("LEC") billed Internet based products. Such products include an Internet Service Provider ("ISP") product, an email service product and a Voice Over Internet Protocol Long Distance product (VOIP). During the three months ended May 31, 2004, the Company introduced a LEC Billed product known as "Click-Help", a service that offers 24/7 assistance to the home-computer user for their computer problems. The revenue from all such services is recognized net of an estimated provision for refunds, credits and adjustments subsequently granted to customers ("customer chargebacks"). Customer chargebacks are reflected as a contra-revenue account within the Company's statement of operations. Since the provision for customer chargebacks is established prior to the periods in which chargebacks are actually expended, the Company's revenues are adjusted in later periods if the Company's incurred chargebacks vary from the amounts previously estimated.

        Revenues from the Company's off-line marketing services segment included the revenue earned by Montvale Management, LLC ("Montvale") which, prior to March 7, 2003, was a majority-owned subsidiary of the Company. Montvale was sold to the other member thereof on March 7, 2003. See Note 7, "Sale of Majority Owned Subsidiary". Such revenues represented approximately $161,000 and $2.4 million, or 2% and 14%, respectively, of the Company's consolidated net revenues for the three and six-month periods ended May 31, 2003. Such revenue resulted from Montvale's commission earned for the provision of net branch services to a mortgage banking institution. Under such arrangement, Montvale managed the branch offices and loan origination business of a single third party licensed mortgage banker.

        With respect to capitalization and amortization of marketing costs, the Company's policy is to expense, as a cost of sale, all marketing costs, including the costs incurred to generate consumer traffic and registrations on the Company's websites (customer profile purchases), at the time the related cost of sale obligation or expense is incurred.

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

Accounts receivable and allowance for doubtful accounts

        Accounts receivable consist of trade accounts receivable from the Company's Corporate Customer base, with extension of credit varying between 30 to 90 days, with the majority at 30 days. Additionally, accounts receivable from Local Exchange Carriers (LEC segment) and credit card companies (on-line dating service) are due to the Company. The Company's customer base is comprised of domestic entities with diverse demographics. The allowance for doubtful accounts is based on management's evaluation of the collectibility of receivables after giving consideration to current delinquency data, historical loss experience and general economic conditions, both at the Company level and sector/industry level. The Company's accounts receivable balances are continually reviewed by management and, when situations dictate, provisions for losses are recorded. Additional allowances might be required if the original estimates for loss prove to be inadequate.

Accounts receivable and allowance for contractually specified data qualifications

        The Company's accounts receivable, as described above, is reported net of an allowance for contractually specified data qualification allowances. Such data qualification allowances are reflected as a reduction to accounts receivable, and as a contra-revenue account in arriving at the Company's reported net revenue. Contractually specified data qualifications allowances are determined pursuant to the terms of the Company's marketing agreements with its corporate customers. These allowances include reductions to the gross amount of records shipped to, accepted by, and invoiced to the Company's corporate customers. The allowance relates to data that fails to meet: (1) minimum age restrictions, (2) country residence restrictions, (3) pre-existing relationships of such data with the respective corporate customers, (4) duplications of names within the same file transfer, and (5) other data qualifications specific to the terms of the underlying marketing offer. The Company's methodology in determining the allowance for data qualifications is based on the Company's historical experience regarding data qualifications with existing corporate clients, and the application of such experience to similar products in the case of new corporate clients whose marketing agreements call for data qualification allowances.

Transactions with Major Customers and other Revenue Concentrations

        During the three and six-month periods ended May 31, 2004, the Company had one customer in its E-commerce segment accounting for approximately $1.1 and $2 million, or 11.8% and 12.6% of consolidated net revenue, respectively. Approximately $0.3 million, or 6.4% of consolidated net accounts receivable, was attributable to such major customer as of May 31, 2004. Regarding the balance of the Company's customer base, no single customer had net revenues that equaled or exceeded 6.2% of consolidated net revenues for the three and six-month periods ended May 31, 2004. During the three and six-month periods ended May 31, 2003, no single customer had net revenues that equaled or exceeded 8% of consolidated net revenues for such period.

        Currently, 25.6% of the Company's revenue is derived from its proprietary products: 18.4% from iMatchUp.com, the Company's online dating sites, and 7.4% from its LEC segment's proprietary products.

Stock-based Compensation

        Pursuant to Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, the Company will continue to use the intrinsic value method of accounting for its employee and director stock-based compensation awards. Accordingly, the Company has not recognized compensation expense for its noncompensatory employee and director stock option awards. As recommended by SFAS No. 123, the fair values of options were estimated using the Black-Scholes option-pricing model. Option vesting periods have historically been three years, except grants to non-employee members of the Board of Directors, which fully vest at the time of grant. The Company's adjusted net income and adjusted earnings per share, had it elected to adopt the fair value approach of SFAS No. 123, which charges earnings for the estimated fair value of stock options, would have been as follows:

	Three Months Ended		Six Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Net income (loss):
As reported	$664,792	$(1,552,539)	$1,017,683	$(1,121,051)
Less: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(70,967)	(153,889)	(143,573)	(413,460)

Pro forma	$593,825	$(1,706,428)	$874,110	$(1,534,511)
Basic net income (loss) per share:
As reported	$0.05	$(0.12)	$0.08	$(0.09)
Pro forma	$0.05	$(0.13)	$0.07	$(0.12)
Diluted net income (loss) per share:
As reported	$0.04	$(0.12)	$0.07	$(0.09)
Pro forma	$0.04	$(0.13)	$0.06	$(0.12)

        The pro forma amounts shown above are not necessarily representative of the impact on net income in future periods.

3.    Earnings Per Share

        The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Denominator:
Denominator for basic earnings per share-weighted average shares	13,100,188	12,758,349	13,030,529	12,754,342
Effect of dilutive securities:
Stock options	665,311	—	628,598	—

Denominator for diluted earnings per share-adjusted weighted average shares	13,765,499	12,758,349	13,659,127	12,754,342

Options to purchase 595,050 and 1,043,096 shares of common stock for the three months ended May 31, 2004 and 2003, respectively, and 800,900 and 1,043,096 for the six months ended May 31, 2004 and 2003, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

4.    Comprehensive Income (Loss)

        The Company presents foreign currency translation adjustments and unrealized gains and losses on its marketable securities (net of tax, when applicable) as a component of "comprehensive income (loss)" and are presented below:

	Three Months Ended		Six Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Net income (loss)	$664,792	$(1,552,539)	$1,017,683	$(1,121,051)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(59,121)	63,350	174,391	89,603
Unrealized loss from available-for-sale securities, arising during the period, net of income taxes of $-0-	(46,774)	207,660	(168,712)	154,294

Comprehensive income (loss)	$558,897	$(1,281,529)	$1,023,362	$(877,154)

5.    Advertising and Marketing

        The Company's advertising and marketing costs, incurred in the advertising and marketing of the Company's, and its clients', products, services and promotional offers, have historically been comprised of (1) costs associated with the transmission of email marketing messages, both from internal sources and external third party vendors, (2) costs associated with the purchase of on-line consumer data

(including registered users to the Company's websites), (3) costs associated with the fulfillment obligations relating to premiums offered in conjunction with the Company's promotions, and (4) email and website program promotional and creative development costs. Such costs are charged to operations (1) at the time of the email transmission, (2) upon receipt of the qualified consumer data, and/or (3) at the time the promotional and creative services are provided, respectively, and are included as a component of cost of sales.

        Total advertising and marketing costs included in cost of sales for the three months ended May 31, 2004 and 2003 were approximately $4,259,000 and $3,528,000, respectively, and for the six months ended May 31, 2004 and 2003 were approximately $7,693,000 and $5,566,000, respectively.

6.    Segment Information

        Segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. Disclosure is also required about products and services, geographic areas and major customers. The Company's segments operate principally in the United States with a presence in Canada; the Canadian presence contributed an immaterial amount to consolidated net revenues and consolidated net income. The Company's three principle operating segments are: (a) E-commerce, (b) Off-line Marketing Services, and (c) LEC Billed Products and Services. The balance of the Company's operations, immaterial individually and in the aggregate, are included as part of Corporate. This business segment delineation is consistent with the Company's management and financial reporting structure based on products and services. The Company evaluates performance based on many factors, with the primary criteria being each segment's (a) gross profit and (b) net income excluding (i) special charges, (ii) interest expense, (iii) interest and dividend income, (iv) net gains (losses) on the sale of marketable securities, (v) permanent impairment charges to long-lived assets, (vi) other nonoperating income, (vii) minority interest (income)loss, (viii) depreciation, (ix) amortization and (x) income taxes. The Company shares a common workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate. The following tables set forth the Company's financial results, by management's performance criteria, by operating segment. All revenues are from nonintersegment sources, and, therefore no intersegment elimination applies.

Segment Data—Net Revenue

	Three Months Ended		Six Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
E-commerce	$8,062,505	$6,698,718	$15,109,206	$13,741,647
Off-line Marketing Services	—	137,254	—	2,017,225
LEC Billed Products and Services	1,077,350	586,632	1,200,943	780,961

Consolidated totals	$9,139,855	$7,422,604	$16,310,149	$16,539,833

Segment Data—Gross Profit

	Three Months Ended		Six Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
E-commerce	$3,719,473	$3,135,079	$7,270,190	$8,258,607
Off-line Marketing Services	—	63,508	—	1,755,439
LEC Billed Products and Services	283,368	264,670	96,991	320,510

Consolidated totals	$4,002,841	$3,463,257	$7,367,181	$10,334,556

Segment Data—Adjusted EBITDA*

	Three Months Ended		Six Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
E-commerce	$1,429,024	$(779,439)	$2,984,490	$360,021
Off-line Marketing Services	—	29,901	—	203,094
LEC Billed Products and Services	186,132	(15,115)	(94,746)	40,725

Consolidated totals	$1,615,156	$(764,653)	$2,889,744	$603,840

*
Adjusted EBITDA is net income excluding corporate level general and administrative costs (including the exclusion of Corporate level depreciation and amortization), special charges, interest expense, interest and dividend income, net gains (losses) on the sale of marketable securities, realized gains on subsidiary sales, permanent impairment charges to long lived assets, other nonoperating income (expense), minority interest (income) loss, depreciation, amortization and income taxes.

Segment Data—Depreciation and Amortization

	Three Months Ended		Six Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
E-commerce	$261,777	$380,077	$530,732	$668,770
Off-line Marketing Services	—	—	—	6,877
LEC Billed Products and Services	—	—	—	—

Consolidated totals	$261,777	$380,077	$530,732	$675,647

Segment Data—Reconciliation of Reportable segment's Adjusted EBITDA to consolidated income(loss) before taxes

	Three Months Ended		Six Months Ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Adjusted EBITDA—by segment
E-commerce	$1,429,024	$(779,439)	$2,984,490	$360,021
Off-line Marketing Services	—	29,901	—	203,094
LEC Billed Products and Services	186,132	(15,115)	(94,746)	40,725

Total Adjusted EBIDTA	$1,615,156	$(764,653)	$2,889,744	$603,840

Items effecting Adjusted EBITDA in arriving at consolidated income (loss) before taxes
Corporate (expense)	$(947,900)	$(1,302,467)	$(1,850,243)	$(2,365,875)
Depreciation and amortization (expense)	(261,777)	(380,077)	(530,732)	(675,647)
Interest (expense)	—	—	—	—
Interest income and dividends	113,989	111,455	222,721	266,056
Realized gains on marketable securities	11,647	3,330	22,670	4,068
Realized gain on sale of subsidiary	199,900	1,075,000	394,900	1,075,000
Other non-operating income (expense)	292,694	(47,591)	338,887	(61,629)
Minority interest in income of subsidiary	—	(17,239)	—	(137,567)

Total items effecting Adjusted EBITDA	$(591,447)	$(557,589)	$(1,401,797)	$(1,895,594)

Consolidated income(loss) before taxes	$1,023,709	$(1,322,242)	$1,487,947	$(1,291,754)

7.    Asset Dispositions

        In March of Fiscal 2003, the Company sold its majority-owned subsidiary, Montvale Management LLC to Mortgage Industry Consultants, LLC ("MIC") for $1.6 million, plus its investment. Traffix had obtained its 51% interest in September of 1999 through an initial investment of approximately $50,000. Pursuant to the terms of the sale, we received $1 million in cash at closing on March 7, 2003. Additionally, we received a note from the Purchaser for $600,000, payable in 24 monthly installments of $25,000. As of July 1, 2004, eighteen installments were received under the note. The Company has also received approximately $299,000, representing its GAAP basis capital account in such majority-owned subsidiary as at November 30, 2002.

        Based on management's assessment of Montvale's future cash flows, after taking into consideration Montvale's increased obligations with respect to the note obligations due the Company, the Company has deemed it prudent to defer recognition of income on the unpaid portion of the note. Recognition will take place in future periods under the cost recovery method.

        The Company also entered into a two-year Media Purchase Agreement whereby it agreed to provide certain media lead generation and related services to the continuing owners of Montvale for consideration of $40,000 per month over the term of the agreement. As of July 1, 2004, twelve installments were received under the Media Purchase Agreement.

8. Goodwill and Identifiable Intangibles Assets

        The gross carrying value of goodwill and the gross carrying value and accumulated amortization of other intangibles are as follows:

	As of May 31, 2004		As of November 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
GroupLotto identifiable intangibles:
GroupLotto site brand recognition	$722,922	$414,336	$722,922	$341,640
GroupLotto database	433,754	248,602	433,754	204,983
Intellectual property assets	289,169	165,735	289,169	136,656
Marketing right license fee	500,000	305,000	300,000	300,000
Infiknowledge identifiable intangibles:
Internet game suite	$222,951	$110,312	$231,543	$91,438
Intellectual property assets	167,214	82,734	173,657	68,578
Market position acquired	185,793	91,926	201,525	79,583
			—	—
Thanksmuch identifiable intangibles:
Profiled customer data	$50,000	$35,972	$50,000	$28,209
Restrictive covenants	10,000	5,878	10,000	4,307

Total amortizable intangible assets	$2,581,803	$1,460,495	$2,412,570	$1,255,394

Unamortized intangible assets:
Goodwill—Infiknowledge	$742,145		$781,789
			—
Goodwill—Thanksmuch	289,736		289,736

Total unamortized intangible assets	$1,031,881		$1,071,525

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

        Goodwill is not amortized but is tested for impairment in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate an impairment has occurred. Management's estimation of implied fair value of goodwill is compared to its carrying value in the assessment and determination of impairment, if any.

        The future intangible amortization expense for the next five fiscal years is estimated to be as follows:

	2004	2005	2006	2007	2008
GroupLotto Identifable intangible amortization:
GroupLotto site brand recognition	$144,594	$144,594	$92,114	$—	$—
GroupLotto database	86,757	86,757	55,268	—	—
Intellectual property assets	57,838	57,838	36,846	—	—
Marketing right license fee	15,000	20,000	20,000	20,000	20,000

Total Group's amortization	$304,189	$309,189	$204,228	$20,000	$20,000

Infiknowledge Identifable intangibles:
Internet game suite	$43,154	$43,154	$43,154	$742	$—
Intellectual property assets	32,365	32,365	32,365	556	—
Market position acquired	35,962	35,962	35,962	618	—

Total Group's amortization	$111,481	$111,481	$111,481	$1,916	$—

ThanksMuch Identifable intangibles:
Profiled customer data	$16,667	$5,694	$—	$—	$—
Restrictive covenants	2,000	2,000	1,122	—	—

Total Group's amortization	$18,667	$7,694	$1,122	$—	$—

Summary
GroupLotto identifable intangibles:	$304,189	$309,189	$204,228	$20,000	$20,000
Infiknowledge identifable intangibles:	111,481	111,481	111,481	1,916	—
ThanksMuch identifable intangibles:	18,667	7,694	1,122	—	—

Total identifiable intangible amortization	$434,337	$428,364	$316,831	$21,916	$20,000

9.    Litigation

        We are subject to legal proceedings, lawsuits and other claims, brought by: (1) consumers of our products and services; (2) our clients; (3) consumers of our clients products and services; and (4) others bringing claims that arise in the normal course of our business. Legal proceedings are subject to numerous uncertainties rendering the prediction of their outcome difficult. As a result of such uncertainty, we are unable to estimate the ultimate outcome of any of the subsequently mentioned claims, and, accordingly, no provision for loss has been recorded. We believe that individually, the ultimate settlement of the subsequently mentioned claims should not have a material adverse effect on the consolidated financial position, results of operations or cash flows.

Mavies Wingler—

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

        In March 2004, the Court granted our motion for summary judgment dismissing the complaint. Ms. Wingler has appealed, we have responded, and the matter is now pending before the Circuit Court.

Plasmanet

        On November 21, 2002, Plasmanet, Inc., one of our competitors, commenced an action alleging patent infringement and misappropriation of trade secrets entitled Plasmanet, Inc. v. Apax Partners, Inc., et al., Case No. 02 Civ 9290 (S.D.N.Y.). Plasmanet operates a website, FreeLotto.com, which is similar to one operated by GLI. Plasmanet alleged that on September 24, 2002 it obtained a patent for a "Free Remote Lottery System" and that we infringed this patent. In addition, Plasmanet asserted that trade secrets were contained in a private placement memorandum and that we misappropriated these trade secrets after we were allegedly shown such private placement memorandum by an agent of Plasmanet's investment banker. The complaint sought injunctive relief and unspecified money damages. We asserted counterclaims, inter alia, to declare Plasmanet's patent invalid. In December 2003, the complaint was dismissed with prejudice with respect to Plasmanet's patent infringement claim and our counterclaims, and without prejudice with respect to the misappropriation of trade secrets claim. Such misappropriation claim has been reasserted by Plasmanet in New York court (Sup. Ct. N.Y. Co., January 27, 2004, Index No. 60021-04). We believe there is no merit to the reasserted claim and have filed a motion to dismiss this claim, which is currently scheduled to be submitted on August 2, 2004. We intend to vigorously defend against this action.

Qwest Communications

        Qwest Communications, Inc. notified us of an indemnification claim relating to a class action filed against Qwest in Minnesota, Bindner v. LCI International Telecom Corp. et al., District Court of Minnesota, County of Sibley, Case No. C0-00-242. In that action, plaintiffs claim that from September 1998 to July 1999, they were misled when they were solicited to change their long distance carrier to Qwest. They assert that they were not told that they would have to stay at certain hotels and pay their regular rates as part of a promotion, which offered them free airline tickets. We introduced the promotion ("Fly Free America") to Qwest, and were retained by Qwest to operate the telemarketing campaign. In or about May 2000, we and Qwest entered into an agreement terminating our contract and settling the amount due us (the "May 2000 Agreement"). The May 2000 Agreement contained language which Qwest claims obligates us to indemnify Qwest for any loss it may sustain by reason of this class action. We maintain that we have no liability in the matter. Fraud claims in the class action have been dismissed, leaving breach of contract and false advertising claims. The court has certified the class and Qwest is defending the action. The class and defendants, without consulting us, have reached a tentative settlement of the action which would provide for Qwest to pay $700,000 in cash and up to $1.5 million in additional cash depending on the number of claimants who file a proof of claim.

        In November 2002, we commenced an arbitration against Qwest to recover certain amounts due us pursuant to the May 2000 Agreement. In December 2002, Qwest filed counterclaims in the arbitration relating to the Fly Free America program. Qwest asserts that we must indemnify Qwest for, among other things, fines and penalties amounting to approximately $1.5 million which Qwest claims it paid in connection with a number of consent decrees it entered into with various state attorneys general, an unspecified amount of attorneys' fees, and any and all expenses, penalties or other amounts Qwest becomes liable for in connection with the class action. Qwest also seeks reimbursement of approximately $3.1 million it paid us pursuant to the May 2000 Agreement. A panel of arbitrators was appointed in December 2003 and a preliminary conference was held in January 2004. After the conference, a schedule was established for substantive motions and for hearings in June 2004. The arbitrators also provided for exchanges of information in the arbitration subject to Qwest's right to seek to prevent such exchanges. Qwest moved to prevent exchanges of information and this application was granted. Qwest moved for summary judgment with respect to its indemnification counterclaim. That motion was denied. We believe that there is no merit to Qwest's counterclaims and intend vigorously to defend against them, as well as to pursue our claim.

        One of the arbitrators was removed from the panel and the hearing date will have to await the appointment of a new arbitrator and a preliminary conference. There is currently a dispute about the appointment process.

Columbia House/Rydel

        In or about August 2002, Columbia House, one of our clients, notified us of an indemnification claim relating to a class action filed against Columbia House, among others, in Illinois, Rydel v. Comtrad Industries, Inc. et al., Circuit Court of Cook County, Illinois, No. 02 CH 13269. In that action, plaintiff claims to have received unsolicited commercial e-mail from, among others, Columbia House, in violation of Illinois law, and asserts two basic claims against Columbia House, one for violation of Illinois' Consumers Fraud Statute, the second for violation of Illinois' Electronic Mail Act. Columbia House advised us that it believes that the email in question was not approved by Columbia House when it was sent, and asserted a claim for indemnification against us pursuant to our contract. We and Columbia House agreed to defer resolution of the indemnification claim (and reserved each of our respective rights). Columbia House is defending against the class action. Its motion to dismiss was granted as to the Consumer Fraud claim, but denied as to the Electronic Mail Act claim. The plaintiff has appealed the partial dismissal.

        In or about January 2003, we were named as a defendant in the Rydel class action. In an additional count in the complaint, the plaintiff asserted that we violated the Illinois Consumer Fraud and Deceptive Business Practices Act by providing to a co-defendant a list of consumers who had consented to receive commercial e-mails when, the complaint alleges, they had not. The complaint sought injunctive relief and unspecified damages. Our motion to dismiss the claim as against us was granted in June 2003, and the plaintiff has filed an appeal. We believe that there is no merit to the claim, and, in the event the dismissal of the claim is reversed on appeal, we intend to vigorously defend against it.

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

10.   Subsequent Events

        On June 30, 2004, the Company consummated the acquisition of the assets of SendTraffic.com, Inc. and its affiliated entity, The Traffic Group, LLC, two privately held search engine marketing companies based in New York. The Company purchased the assets for approximately $5.53 million, comprised of $3.75 million in cash and 233,941 shares of Traffix common stock. The asset acquisition agreement calls for contingent earn-out payments based on the post closing attainment of certain earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds during the thirty-six month period following the transaction.

        On July 15, 2004, our Board of Directors declared a dividend from our retained earnings of $0.08 per share on the outstanding shares of our common stock for the quarter ended May 31, 2004. Such dividend is payable on or about August 10, 2004 to holders of record of such shares at the close of business on August 1, 2004. We can give you no assurance that our Board will declare any dividends in future fiscal periods. Any further declarations will depend upon our performance, the level of our then current and retained earnings, if any, capital and other pertinent factors relating to our financial position. You should not rely on any prior approvals of our Board as an indicator of its intent to approve the declaration of any dividends in the future.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements and information relating to the Company that are based on the current beliefs, expectations and estimations of Management, as well as assumptions made by and information currently available to the Company. When used in this Management's Discussion and Analysis, and elsewhere in this Form 10-Q, the words "anticipate", "believe", "estimate", "continue", and "expect" variations of such words and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements are not guarantees of future performance, but reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions, which could cause the actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Overview

        We are an on-line database marketing company that uses our on-line media network to generate leads, customers and sales for our proprietary products and services, and our corporate clients' products and services. We provide complete end-to-end marketing solutions for companies seeking to increase sales and customers through on-line marketing programs, and database development and enhancement programs. The services we offer include the development of a complete creative promotion to be used to market the client's product to consumers, broadcasting a promotion on-line in order to generate new customers for the client, delivery of data files from the results of campaigns, creating and hosting the customized websites or web pages necessary to effect the consumer transaction that drives the client's sales and generating comprehensive reporting in order for the client to analyze the effectiveness of a promotion. We use our websites, on-line promotions, interactive games, email marketing and database of permission-based, profiled records (and the on-line media of third parties) to generate the customers, sales and leads for our clients, and for our own product and service offers. We are paid by our clients primarily on a success- based model, in that we receive a fee for every lead, customer or sale generated for the client.

        In addition to our third-party client-based revenue, we generate revenue directly from consumers from our own products and services. In Fiscal 2003, we expanded our line of direct-to-consumer products and services to include Internet based services, such as iMatchUp.com, our on-line dating service, and TXNet/WorldWebAccess, our ISP, VOIP and email products, and Click-Help, our on-line technical assistance product for the home PC user, which comprise our LEC Billed Products segment. These "direct-to-consumer" generated products and services accounted for approximately $2.7 million and $4.2 million, or 29% and 26%, respectively, of our revenue during the three and six-month periods ended May 31, 2004, compared to $1.4 million and $1.9 million, or 19% and 11% for the three and six-month periods ended May 31, 2003.

        We also generate revenues from the sales and rentals (for use both on-line and off-line) of our proprietary, profiled databases.

Background

        From our inception in 1993 (under the name "Quintel Entertainment, Inc.") through 1999, we generated the bulk of our revenue from direct marketing using the traditional media of television, postal mail and telemarketing. In 2000, we repositioned our direct marketing business to the on-line media of the Web. Applying the direct marketing disciplines honed from our years of operating in the "off-line" media arena, we have been able to provide enhanced response-based results in a cost-efficient and scaleable manner via on-line marketing. In addition, as a result of our direct marketing background, we have been able to design on-line marketing programs to cost-effectively generate traffic and leads for traditional direct marketing media channels, such as inbound and outbound telemarketing and direct mail.

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

        Websites.    Our PrizeDistributors, Inc. sponsored group of websites offers consumers the opportunity to win multiple game promotions of up to $1 million daily in our free, on-line sweepstakes. The sweepstakes grand prizes are indemnified by an independent, third-party agency. In order to play, each consumer must provide complete and accurate registration information and agree to receive ("opt-in") marketing messages from us and our marketing partners (write-ins are accepted). The interactive media on this group of websites include registration pages, banner advertisements and survey questions, the purpose of which is to generate web traffic, leads and sales. Revenue is generated at this group of websites from our own products and our corporate clients who pay for such traffic, leads and sales. We generate the bulk of our consumer traffic to this group of websites through proprietary and third party permission-based email marketing programs, banner advertisements and other online media.

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

        Syndication.    We expend a significant portion of our email resources to generate sales for our own products and services and for traffic to our websites. After we develop a campaign that works efficiently on our own media, we may "syndicate" the program to third-party media. Typically, we have expended time, media and other costs in developing certain campaigns. In exchange for this invested effort, we obtain the right to market those campaigns to other on-line media companies (Syndication). We enter into agreements with these other on-line media companies to run the campaigns, generally on a fee-share arrangement. We believe such media companies obtain a benefit from receiving an immediately marketable, fully-packaged and tested marketing program. As a result, we believe we maintain the ability to leverage campaigns we have developed (including our own products and services) so that in future fiscal periods we can generate additional revenue with reduced costs and risks associated with such business extension.

TRAFFIX'S PRODUCTS AND SERVICES

        During the fiscal year ended November 30, 2002, we introduced the on-line marketing of our own products and services through the Thanksmuch.com website which sells gift items (such as DVD's, CD's and costume jewelry) directly to consumers. When a consumer selects a gift item and tenders his credit card, he is given the opportunity to purchase other, more valuable products and services at special discounts.

        We introduced several new business units during the year ended November 30, 2003, including an on-line dating program ("iMatchup.com") and Internet-based service products such as ISP and email accounts that are LEC Billed ("TxNET" and "WorldWideAccess"). These new business units are designed as monthly recurring billing programs, such as memberships to our iMatchUp.com dating sites. Additionally, during the three months ended May 31, 2004, the Company introduced Click-Help, which offers 24/7 technical assistance to the home PC user under a recurring monthly billing plan.

        During the three-month periods ended May 31, 2004 and 2003, the combination of all of these newly introduced services generated approximately $2.7 million and $1.4 million, respectively, or approximately 29% and 19%, respectively, of consolidated net revenue. During the six month periods ended May 31, 2004 and 2003, the combination of all of these newly introduced services generated approximately $4.2 million and $1.9 million, respectively, or approximately 26% and 11%, respectively, of consolidated net revenue.

        Our expansion in, and dependence on, our on-line direct marketing efforts, coupled with the potential for state and/or federal legislation limiting our ability to contact consumers on-line (see "Government Regulation") should all be considered when referring to our current quarterly results, as well as prior years' historical results, in evaluating the potential for our future operations, cash flows, and financial position.

GOVERNMENT REGULATION

        As a direct-to-consumer marketing company we are subject to a variety of State and Federal laws and regulations designed to protect consumers that govern certain of our marketing practices.

        Federal legislation was signed into law, effective January 1, 2004, pre-empting, in large part, state e-mail marketing legislation. The CAN-SPAM Act of 2003 requires that certain "opt-out" procedures, including, but not limited to, a functioning return e-mail address (and a time limit of ten (10) days to comply with all opt-out requests sent by consumers), be included in commercial e-mail marketing. The CAN-SPAM Act prohibits the sending of e-mail containing false, deceptive or misleading subject lines, routing information, headers and/or return address information. The CAN-SPAM Act does not permit consumers to file suit against e-mail marketers for violation of such Act. We believe that this may benefit us, as individuals will be more limited in their ability to file frivolous suits against us, as they have in the past. The Federal Trade Commission ("FTC") is empowered by the CAN-SPAM Act to enact regulations, within the next four (4) to twenty-four (24) months, that would implement certain provisions of the CAN-SPAM Act, such as standardized subject line labeling and a "bounty" system to compensate consumers for being the first to report a spammer. If the regulations promulgated by the FTC specifically limit our ability to market our offers, we could potentially realize a material adverse impact in future fiscal period net revenue growth, and, therefore, profitability and cash flows could be adversely affected.

TRANSACTIONS WITH MAJOR CUSTOMERS

        Transactions with major customers and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) in our discussion of Critical Accounting Policy and Accounting Estimate Discussion (immediately following (1) previously mentioned) and (3) under the heading "Transactions with Major Customers" in Note 2 to the Consolidated Financial Statements included herein.

SEGMENT INFORMATION

        During the three and six-month periods ended May 31, 2004 and 2003, we generated revenue from the following segments: E-Commerce, Off-line Marketing (the subsidiary responsible for this activity was sold on March 7, 2003) and LEC Billed Products. The E-Commerce segment currently represents the core of our business operations. Revenue in the E-commerce segment is generated primarily from marketing of third-party products and services on our websites and through email. The Off-Line Marketing services segment had consisted of revenue generated by us through off-line direct marketing channels. The LEC Billed Products segment consists of our proprietary LEC billed products, marketed under the brands Click-Help, TXNet ISP and WorldWebAccess, Inc. These products were introduced during Fiscal 2003 and 2004.

        Segment information is set forth in Note 6 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section included herein.

RESULTS OF OPERATIONS

        The following is a discussion of our financial condition and results of operations for the three and six-month periods ended May 31, 2004 and 2003. It should be read in conjunction with our Form 10-K as filed for the year ended November 30, 2003, the notes thereto and other financial information included elsewhere in this report.

THREE MONTHS ENDED MAY 31, 2004 AND MAY 31, 2003

        Our net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three-month periods ended May 31, 2004 and May 31, 2003, are detailed in the following tables:

SEGMENT DATA—NET REVENUES, BY SEGMENT, BY COMPONENT

	Three Months Ended
	May 31, 2004	May 31, 2003	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-Commerce components
iMatchUp.com dating sites	$1,603,282	$809,875	$793,407	98%
GroupLotto.com and other web sites	4,348,017	2,445,977	1,902,040	78%
Net branch commission fees	—	24,221	(24,221)	-100%
Email marketing programs	1,618,311	2,313,287	(694,976)	-30%
Data sales and rentals	332,245	431,443	(99,198)	-23%
Sales of jewelry and gifts	96,705	257,145	(160,440)	-62%
Internet game development and other	63,945	416,770	(352,825)	-85%

Total E-commerce	8,062,505	6,698,718	1,363,787	20%

Off-line Marketing Service components
Net branch commission fees	—	137,254	(137,254)	-100%

Total Off-line Marketing Service	—	137,254	(137,254)	-100%

LEC Billed Products and Services components
WWA, Click-Help and TXNet LEC products	1,077,350	586,632	490,718	84%

Total LEC Billed Products and Services	1,077,350	586,632	490,718	84%

Total Consolidated Net Revenue	$9,139,855	$7,422,604	$1,717,251	23%

        Net Revenue increased approximately $1.7 million, or 23%, to $9.1 million for the three months ended May 31, 2004 from $7.42 million in the comparable prior year period. The primary factor contributing to the increase in consolidated net revenue was related to a net increase of approximately $1.4 million in revenues earned by our E-commerce segment. This increase resulted primarily from our ability to generate increased traffic to our websites, which yielded a 78%, or $1.9 million, increase in revenue from our GroupLotto and other websites when compared to the prior year's comparable quarter. Additionally, we increased membership in our iMatchUp.com dating sites, with such increased membership contributing to a 98%, or $0.8 million, increase in iMatchUp.com revenue over the prior year's comparable quarter. Offsetting revenue increases within our E-commerce segment were declines in revenue from our email marketing programs of approximately 30%, or $0.7 million. We believe that a primary cause of this decrease was the actions of ISP's that have increased their filtering of commercial email regardless of whether the email was permission-based.

        Our E-commerce segment revenue increase was partially offset by a decline in net revenue of approximately $140,000 related to our majority-owned subsidiary (Montvale Management, LLC), which was sold during the quarter ended May 31, 2003.

        Additional increases in revenue of $0.5 million were recognized in the Company's LEC Billed Products and Services segment, resulting from increased marketing and enrollment into our WWA Email Service ($0.5 million), the launch of our Click-Help LEC Product ($0.3 million) and favorable variances in LEC chargeback experience ($0.1 million), offset by decreases in our TXNet ISP LEC Product ($0.4 million).

        Our cost of sales during the three months ended May 31, 2004 and May 31, 2003 were comprised of (1) direct and indirect marketing costs associated with the acquisition and retention of consumers for our databases, including direct response email marketing costs, data purchases, promotional costs and premium fulfillment costs, and (2) the related contingent-based sweepstakes indemnification expense, billing and collection fees and customer service costs.

        Our cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three-month periods ended May 31, 2004 and May 31, 2003, are set forth below:

CONSOLIDATED COST OF SALES, BY SEGMENT, BY COMPONENT

	Three Months Ended
	May 31, 2004	May 31, 2003	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce
Advertising, promotion and fulfillment costs
Email marketing and related delivery costs	$986,955	$1,300,659	$(313,704)	-24%
Website registrations, customer profiles and other customer acquisition costs	3,205,072	2,074,112	1,130,960	55%
Promotional, creative and other costs	67,202	79,703	(12,501)	-16%

Total E-commerce Advertising	$4,259,229	$3,454,474	$804,755	23%

Service Bureau fees
Contingent based prize indemnification costs	$83,803	$109,165	(25,362)	-23%

Total E-commerce Cost of Sales	$4,343,032	$3,563,639	$779,393	22%

Off-line Marketing Services
Advertising, promotion and fulfillment costs
Telemarketing, direct mail and related costs	$—	$73,746	$(73,746)	-100%

Total Off-line Marketing Cost of Sales	$—	$73,746	$(73,746)	-100%

LEC Billed Products and Services
Service Bureau fees
Service provision, billing and collection fees	$793,982	$321,962	472,020	147%

Total LEC Billed Cost of Sales	$793,982	$321,962	$472,020	147%

Consolidated Cost of Sales	$5,137,014	$3,959,347	$1,177,667	30%

        Cost of sales on a consolidated basis increased $1.2 million, or 30%, to $5.1 million for the three months ended May 31, 2004 from $3.9 million in the comparable prior year period.

        The significant factor contributing to the increase in cost of sales was an approximate $1.1 million, or 55%, increase in costs incurred for customer profiles. These costs were incurred primarily as a result of an increase in the volume of profiles generated on registrants for our other websites. These increased costs were partially responsible for the increased revenues earned in our E-commerce segment, as discussed above. Also, see "Consolidated Gross Profit, by Segment" for a discussion of anticipated future revenue recognition as a result of current period costs incurred.

        Other increases in cost of sales related to our LEC Billed Product segment, which amounted to approximately $0.8 million, or an increase of 147%, when compared to the prior year's comparable period. The increase relates to higher levels of customer service on our existing customer base and initial marketing expenditures incurred in the expansion of the segment's telemarketing activities during the quarter ended May 31, 2004. The marketing expenditures amounted to approximately $0.4 million and generated revenue of approximately $0.3 million in the second quarter of Fiscal 2004. This activity has also established recurring billed customers that should generate marketing-cost free revenues in future fiscal quarters.

        The above referenced cost increases were offset by: (a) decreases in email marketing delivery costs of approximately $0.3 million, or 24%, related to decreased reliance on third-party mailing vendors and an overall decrease in the level of revenue-generating email promotions (with a decline in the corresponding email-marketing revenue of $0.7 million, or 30%); and (b) a decrease in marketing costs associated with our Off-line Marketing segment resulting from the sale of Montvale Management, LLC in March 2003.

        Our gross profit in terms of dollars, on a segmental basis, and our gross profit percentage, on a segmental basis, for each of the three-month periods ended May 31, 2004 and 2003, are set forth below:

Consolidated Gross Profit, by Segment

	For the Three Months Ended
	May 31, 2004	May 31, 2003	Change inc(dec) $$$	Change inc(dec) %%%
E-commerce	$3,719,473	$3,135,079	$584,394	19%
Off-line Marketing services	—	63,508	(63,508)	-100%
LEC Billed products and services	283,368	264,670	18,698	7%

CONSOLIDATED TOTALS	$4,002,841	$3,463,257	$539,584	16%

Consolidated Gross Profit Percentages, by Segment

	For the Three Months Ended
			Absolute percentage change inc(dec)	Relative percentage change inc(dec)
	May 31, 2004	May 31, 2003
E-commerce	46.1%	46.8%	-0.7%	-1.4%
Off-line Marketing services	0.0%	46.3%	-46.3%	-100.0%
LEC Billed products and services	26.3%	45.1%	-18.8%	-41.7%

CONSOLIDATED GROSS PROFIT PERCENTAGE	43.8%	46.7%	-2.9%	-6.2%

        Consolidated Gross Profit Percentage ("Gross Margin") as a percentage of net revenue was 43.8% during the three months ended May 31, 2004, compared to 46.7% in the prior year's comparable period, representing an absolute percentage point decrease of 2.9%, or a 6.2% decrease on a relative basis.

        The decline in gross profit is primarily attributable to (a) increased customer profile acquisition costs for our iMatchUp.com dating sites, (b) increased marketing and related customer registration costs for our other website properties, and (c) the reintroduction of the LEC Billed Products segment activity, which has a gross profit that is typically lower than our historical gross profit. The impact on gross profit from our iMatchUp.com dating sites results from the expensing of the costs of customer acquisition during the period we acquire and pay for the free iMatchUp.com membership account, while the recognition of the revenue is dependent upon whether or not the free account converts to a paying membership. The period that a free account may convert to a billable account ranges from one week after acquisition, to as long as eighteen, or more, months after acquisition, based on available historical experience. Therefore, predicated on stabilized acquisition costs in future fiscal periods, we expect that the future conversions of free membership acquisitions to billable members, coupled with the revenue deferred for three-month, six-month and annual memberships at May 31, 2004, as well as the anticipated renewal revenues from such acquired customers, should allow us to report improved gross profit margins in our E-commerce segment in future fiscal quarters.

        Our Selling Expenses for each of the three months ended May 31, 2004 and May 31, 2003 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

  Segment Data—Consolidated Selling Expenses, by Segment, by Component

	Three Months Ended
	May 31, 2004	May 31, 2003	Change— inc(dec) $$$	Change— inc(dec) %%%
E-commerce
Fee share commissions	$295,119	$1,337,276	$(1,042,157)	-78%
Selling salaries and related expenses	185,726	378,404	(192,678)	-51%
Travel and entertainment	34,313	28,603	5,710	20%

TOTAL Selling—E-commerce segment	$515,158	$1,744,283	$(1,229,125)	-70%

Off-line Marketing Services
Fee share commissions	$—	$—	$—
Selling salaries and related expenses	—	33,607	(33,607)	-100%
Travel and entertainment	—	—	—

TOTAL Selling—Off-line segment	$—	$33,607	$(33,607)	-100%

Consolidated Totals	$515,158	$1,777,890	$(1,262,732)	-71%

        Selling expenses, on a consolidated basis, decreased approximately $1.3 million, or 71%, from $1.8 million during the three months ended May 31, 2003 to $0.5 million during the three months ended May 31, 2004. The decrease was primarily related to an approximate $1.2 million reduction in E-commerce segment selling expenses, of which (a) approximately $1.0 million relates to a decrease in fee share commissions and correlates to our reduced use of third-party databases in the promotion of our email services (which decrease relates to the alternative use of capital for data acquisition and marketing media costs as discussed in the "Cost of Goods Sold" section, above), and (b) approximately $0.2 million relates to decreases in salaries and related costs resulting from cost-cutting reductions to our sales force undertaken in the quarterly periods subsequent to May 31, 2003.

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

        Our General and Administrative Expenses for the three months ended May 31, 2004 and May 31, 2003 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Consolidated General and Administrative Expenses, by segment, by component

	Three Months Ended
	May 31, 2004	May 31, 2003	Change— inc(dec) $$$	Change— inc(dec) %%%
E-commerce
Compensation costs and related expenses	$973,708	$942,248	$31,460	3%
Professional fees	295,824	249,799	46,025	18%
Insurance costs	136,882	122,594	14,288	12%
Occupancy and equipment costs	82,355	70,077	12,278	18%
Site development, maintenance and modifications	343,707	665,016	(321,309)	-48%
All other G&A expenses	270,249	346,718	(76,469)	-22%

TOTAL G&A—E-commerce segment	$2,102,725	$2,396,452	$(293,727)	-12%

Off-line Marketing Services
Compensation costs and related expenses	$—	$—	$—	0%
Professional fees	—	—	—	0%
All other G&A expenses	—	—	—	0%

TOTAL G&A—Off-line segment	$—	$—	$—	0%

LEC Billed Products and Services
Compensation costs and related expenses	$56,563	$177,715	$(121,152)	-68%
Insurance costs	18,886	22,165	(3,279)	-15%
Occupancy and equipment costs	13,752	13,634	118	1%
All other G&A expenses	8,035	66,271	(58,236)	-88%

TOTAL G&A—LEC segment	$97,236	$279,785	$(182,549)	-65%

Corporate
Compensation costs and related expenses	$501,488	$814,447	$(312,959)	-38%
Professional fees	169,975	191,221	(21,246)	-11%
Insurance costs	123,768	144,437	(20,669)	-14%
All other G&A expenses	152,668	152,362	306	0%

TOTAL G&A—Corporate	$947,899	$1,302,467	$(354,568)	-27%

Consolidated Totals	$3,147,860	$3,978,704	$(830,844)	-21%

        General and Administrative expenses ("G&A") on a consolidated basis decreased approximately $0.8 million, or 21%, when comparing G&A of $3.9 million for the three months ended May 31, 2003 to G&A of $3.1 million incurred during the three months ended May 31, 2004. The net decrease was attributable to decreases in our: (a) E-commerce segment ($0.3 million) and Corporate ($0.4 million), both relating to reductions in: (i) compensation costs pursuant to cost cutting reductions to our workforce undertaken in the third and fourth quarters of Fiscal 2003, (ii) site development and maintenance costs as provided by third parties, with the bulk of these services being provided by our Canadian subsidiary, Infiknowledge, and (iii) other expenses primarily reflecting the benefit of general cost reduction efforts undertaken in the third and fourth quarters of Fiscal 2003.

        Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP ("FKIWSBR") provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. We incurred approximately $194,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended May 31, 2004. We incurred approximately $196,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended May 31, 2003.

Consolidated Bad Debt Expense, by segment

	For the periods: Three Months Ended
For the periods:	May 31, 2004	May 31, 2003	CHANGE— INC(DEC) $$$	CHANGE— INC(DEC) %%%
E-commerce	$(65,656)	$153,860	$(219,516)	-143%
Off-line Marketing Services	—	—		0%
LEC Billed Products and Services	—	—		0%

Consolidated Totals	$(65,656)	$153,860	$(219,516)	-143%

        Bad Debt expense decreased approximately $0.2, or 143%, due to a recapture of bad debt expense of $65,656 in the three months ended May 31, 2004 from bad debt expense of approximately $154,000 in the three months ended May 31, 2003. Our bad debt expense resulted from our assessment of the risk of collection embedded in our customer base as described below. When comparing the aging of our receivables, subsequent collections on such receivables and other factors, it was deemed that our allowance for doubtful accounts required a reduction, with such reduction yielding the current quarter's bad debt recapture of approximately $66,000.

        We continuously evaluate the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition or bankruptcy filings of our customers. As a result of this review process, we record adjustments to bad debt provisions/(recaptures) to reflect the related receivables' carrying amount to amounts that estimate their probable realizable value. Provisions for bad debts are also recorded resulting from the review of other factors, including (a) length of time the receivables are past due, and (b) historical experience and other factors obtained during collection efforts. If circumstances related to specific customers change, our estimates for bad debt provision/(recaptures) could be further increased or decreased.

OTHER INCOME (EXPENSE)

        The components of our "Other income (expense)" for the three months ended May 31, 2004 and May 31, 2003 are set forth below:

	Three Months Ended
	May 31, 2004	May 31, 2003	change inc(dec) $$$	change inc(dec) %%%
Other income (expense):
Interest income and dividends	$113,989	$111,455	$2,534	2%
Realized gains on sale of marketable securities	11,647	3,330	8,317	250%
Realized gain on sale of subsidiary	199,900	1,075,000	(875,100)	-81%
Other non-operating income:	—	—	—
Other miscellaneous income (expense)	(6,414)	(32,400)	25,986	-80%
Vendor settlement on prior year marketing fee	350,000	—	350,000	100%
Foreign Currency Exchange Rate Fees and interest	(3,102)	(15,191)	12,089	-80%
Interest and penalties—Florida tax settlement	(47,790)	—	(47,790)	100%
Minority interest (income) loss	—	(17,239)	17,239	-100%

Total Consolidated Other
Income (Expense)	$618,230	$1,124,955	(506,725)	-45%

        Consolidated Other Income (Expense) decreased approximately $0.5 million, from approximately $1.1 million for the three months ended May 31, 2003, to approximately $0.6 million for the three months ended May 31, 2004.

        The material factors contributing to the net decrease, in their order of magnitude, as set forth in the above table, are as follows:

  (a)
  Our current quarter realized $199,900 in installment payment gains from a prior year sale of a subsidiary. Our comparable prior year's quarter had realized $1.1 million form such subsidiary sale, the bulk of which related to payments received at closing in March 2003. This reduction in gains realized on subsidiary sales accounted for approximately $875,000 of the net decrease in total other income(expense);

  (b)
  We collected $350,000 in settlement of a prior year's marketing agreement dispute. The amount collected had originally been charged to our cost of goods sold accounts in Fiscal 2000. In Fiscal 2000, we had expended $650,000 as a non-refundable prepayment for the delivery of 1 million on-line customers to our website properties under the above referenced marketing agreement. The marketing partner's failure to satisfactorily deliver the requisite number of on-line customers to us was the basis for the cash settlement received by us during the three months ended May 31, 2004; and

  (c)
  During the three months ended May 31, 2004, we settled a Florida Intangible Tax dispute as it related to one of our wholly-owned subsidiaries. The disputed period covered the Florida Intangible tax years of 1997 and 1998. The open years were settled with the Florida Department of Revenue for: (i) an intangible tax assessment of $58,663, which had been accrued for in our tax provision in a previous fiscal year; and (ii) interest expense of $39,154 and penalties of $8,636, with both being expensed in the three months ended May 31, 2004.

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

        The three months ended May 31, 2004 reflects a tax expense of approximately $359,000 on pre-tax income of $1,023,709. This effective tax rate of 35% differs from our historically recognized effective tax rate of approximately 39%. We recognized tax benefits from the use of approximately $0.2 million in previously devalued capital loss carryover deferred tax assets. Such prior year devalued capital loss deferred tax assets were utilized in the three months ended May 31, 2004 to offset the tax expense on the current period's capital gain income of approximately $0.2 million.

SIX MONTHS ENDED MAY 31, 2004 AND MAY 31, 2003

        Our net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three-month periods ended May 31, 2004 and May 31, 2003, are detailed in the following tables:

SEGMENT DATA—NET REVENUES, BY SEGMENT, BY COMPONENT

	Six Months Ended
	May 31, 2004	May 31, 2003	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-Commerce components
iMatchUp.com dating sites	$2,999,893	$1,143,028	$1,856,865	162%
GroupLotto.com and other web sites	7,937,739	5,179,863	2,757,876	53%
Net branch commission fees	—	355,981	(355,981)	-100%
Email marketing programs	3,019,632	4,530,945	(1,511,313)	-33%
Data sales and rentals	691,656	1,366,592	(674,936)	-49%
Sales of jewelry and gifts	197,560	502,607	(305,047)	-61%
Internet game development and other	262,726	662,631	(399,905)	-60%

Total E-commerce	15,109,206	13,741,647	1,367,559	10%

Off-line Marketing Service components
Net branch commission fees	—	2,017,225	(2,017,225)	-100%

Total Off-line Marketing Service	—	2,017,225	(2,017,225)	-100%

LEC Billed Products and Services components
TXNet LEC Products	1,200,943	780,961	419,982	54%

Total LEC Billed Products and Services	1,200,943	780,961	419,982	54%

Total Consolidated Net Revenue	$16,310,149	$16,539,833	$(229,684)	-1%

        Net Revenue decreased approximately $0.2 million, or 1%, to $16.3 million for the six months ended May 31, 2004 from $16.5 million in the comparable prior year period. The primary factor contributing to the decline in net revenue was the sale of a majority-owned subsidiary (Montvale Management, LLC) during the quarter ended May 31, 2003. Such subsidiary accounted for approximately $2.4 million, or 14% of our revenue during the six months ended May 31, 2003. Our E-commerce segment's net revenue increased approximately $1.0 million in the Fiscal 2004 first half, after consideration of the on-line revenue attributable to Montvale. This net increase was attributable to increases in revenue earned at our dating websites ($1.8 million) and other websites ($2.8 million), offset by a decrease of $2.9 million in our other e-commerce segment components, principally email marketing revenue ($1.5 million decline) and data sales and rentals ($0.6 million decline). Net revenue in our LEC Billed Product segment increased $0.4 million, resulting from increased marketing and enrollment into our WWA Email Service ($0.7 million) and the launch of our Click-Help LEC product ($0.3 million), offset by decreases in our TXNet ISP LEC product ($0.6 million), resulting from new enrollment discontinuance.

        Our cost of sales during the six months ended May 31, 2004 and May 31, 2003 were comprised of (1) direct and indirect marketing costs associated with the acquisition and retention of consumers for our databases, including direct response email marketing costs, data purchases, promotional costs and premium fulfillment costs, and (2) the related contingent-based sweepstakes indemnification expense, billing and collection fees and customer service costs.

        Our cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the six-month periods ended May 31, 2004 and May 31, 2003 are set forth below:

Consolidated Cost of Sales, by Segment, by Component

	Six Months Ended
	May 31, 2004	May 31, 2003	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce
Advertising, promotion and fulfillment costs
Email marketing and related delivery costs	$1,861,646	$2,700,592	$(838,946)	-31%
Website registrations, customer profiles and other customer acquisition costs	5,707,620	2,398,068	3,309,552	138%
Promotional, creative and other costs	123,434	205,620	(82,186)	-40%

Total E-commerce Advertising	$7,692,700	$5,304,280	$2,388,420	45%

Service Bureau fees
Contingent based prize indemnification costs	$146,316	$178,760	(32,444)	-18%

Total E-commerce Cost of Sales	$7,839,016	$5,483,040	$2,355,976	43%

Off-line Marketing Services
Advertising, promotion and fulfillment costs
Telemarketing, direct mail and related costs	$—	$261,786	$(261,786)	-100%

Total Off-line Marketing Cost of Sales	$—	$261,786	$(261,786)	-100%

LEC Billed Products and Services
Service Bureau fees
Service provision, billing and collection fees	$1,103,952	$460,451	643,501	140%

Total LEC Billed Cost of Sales	$1,103,952	$460,451	$643,501	140%

Consolidated Cost of Sales	$8,942,968	$6,205,277	$2,737,691	44%

        Cost of sales on a consolidated basis increased $2.7 million, or 44%, to $8.9 million for the six months ended May 31, 2004 from $6.2 million in the comparable prior year period.

        The significant factor contributing to the increase in cost of sales was an approximate $3.3 million, or 138%, increase in costs incurred for customer profiles. These costs were incurred primarily as a result of an increase in the volume of profiles generated on registrants for our other websites. These increased costs were partially responsible for the increased revenues earned in our E-commerce segment, as discussed above. The six-month period ended May 31, 2003 included a reversal of a fulfillment accrual from Fiscal 2002 of approximately $0.5 million. The increase in website registrations, customer profiles and other customer acquisition costs, after adjustment for Fiscal 2002's fulfillment reversal, was approximately $2.8 million.

        Other increases in cost of sales related to our LEC Billed Product segment, which amounted to approximately $0.6 million, or an increase of 140%, when compared to the prior year's comparable period. The increase relates to initial marketing expenditures incurred in the expansion of the segment's programs in the first half of Fiscal 2004 and higher levels of customer service on our existing customer base.

        The above referenced cost increases were offset by: (a) decreases in email marketing delivery costs of approximately $0.8 million, or 31%, related to decreased reliance on third-party mailing vendors and an overall decrease in the level of revenue-generating email promotions (with a decline in the corresponding email-marketing revenue of $1.5 million, or 33%); and (b) a decrease in marketing costs associated with our Off-line Marketing segment resulting from the sale of Montvale Management, LLC in March 2003.

        Our gross profit in terms of dollars, on a segmental basis, and our gross profit percentage, on a segmental basis, for each of the six-month periods ended May 31, 2004 and 2003, are set forth below:

CONSOLIDATED GROSS PROFIT, BY SEGMENT

	For the Six Months Ended
	May 31, 2004	May 31, 2003	Change inc(dec) $$$	Change inc(dec) %%%
E-commerce	$7,270,190	$8,258,607	$(988,417)	-12%
Off-line Marketing services	—	1,755,439	(1,755,439)	-100%
LEC Billed products and services	96,991	320,510	(223,519)	-70%

CONSOLIDATED TOTALS	$7,367,181	$10,334,556	$(2,967,375)	-29%

CONSOLIDATED GROSS PROFIT PERCENTAGES, BY SEGMENT

	For the Six Months Ended
			Absolute percentage change inc(dec)	Relative percentage Change inc(dec)
	May 31, 2004	May 31, 2003
E-commerce	48.1%	60.1%	-12.0%	-19.9%
Off-line Marketing services	0.0%	87.0%	-87.0%	-100.0%
LEC Billed products and services	8.1%	41.0%	-32.9%	-80.2%

CONSOLIDATED GROSS PROFIT PERCENTAGE	45.2%	62.5%	-17.3%	-27.7%

        Consolidated Gross Profit Percentage ("Gross Margin") as a percentage of net revenue was 45.2% during the six months ended May 31, 2004, compared to 62.5% in the prior year's comparable period, representing an absolute percentage point decrease of 17.3%, or a 27.7% decrease on a relative basis.

        The decline in gross profit is primarily attributable to (a) increased data acquisition costs for our iMatchUp.com dating sites, (b) increased marketing and related data acquisition costs for our other website properties, and (c) the reintroduction of the LEC Billed Products segment activity, which has a gross profit that is lower than our historical gross profit. The impact on gross profit from our iMatchUp.com dating sites results from the expensing of the costs of customer acquisition during the period we acquire and pay for the free iMatchUp.com membership account, while the recognition of the revenue is dependent upon whether or not the free account converts to a paying membership. The period that a free account may convert to a billable account ranges from one week after acquisition, to as long as eighteen, or more, months after acquisition, based on available historical experience.

Therefore, predicated on stabilized acquisition costs in future fiscal periods, we expect that the future conversions of free membership acquisitions to billable members, coupled with the revenue deferred for the three-month and six-month memberships at May 31, 2004, as well as the anticipated renewal revenues from such acquired customers, should allow us to report improved gross profit margins in our E-commerce segment in future fiscal quarters.

        Our Selling Expenses for each of the six months ended May 31, 2004 and May 31, 2003 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Segment Data—Consolidated Selling Expenses, by Segment, by Component

	Six Months Ended
	May 31, 2004	May 31, 2003	Change— inc(dec) $$$	Change— inc(dec) %%%
E-commerce
Fee share commissions	$508,216	$2,390,892	$(1,882,676)	-79%
Selling salaries and related expenses	387,692	771,928	(384,236)	-50%
Travel and entertainment	67,180	87,987	(20,807)	-24%

TOTAL Selling—E-commerce segment	$963,088	$3,250,807	$(2,287,719)	-70%

Off-line Marketing Services
Fee share commissions	$—	$—	—
Other commissions	—	—	—
Selling salaries and related expenses	—	796,014	(796,014)	-100%
Occupancy and equipment costs	—	45,623	(45,623)	-100%
Travel and entertainment	—	5,005	(5,005)	-100%

TOTAL Selling—Off-line segment	$—	$846,642	$(846,642)	-100%

Consolidated Totals	$963,088	$4,097,449	$(3,134,361)	-76%

        Selling expenses, on a consolidated basis, decreased approximately $3.1 million, or 76%, from $4.1 million during the six months ended May 31, 2003 to $1.0 million during the six months ended May 31, 2004. The decrease was primarily related to an approximate $2.3 million reduction in E-commerce segment selling expenses, of which (a) approximately $1.9 million relates to a decrease in fee share commissions and correlates to our reduced use of third-party databases in the promotion of our email services (which decrease relates to the alternative use of capital for data acquisition costs as discussed in the "Cost of Goods Sold" section, above), and (b) approximately $0.4 million relates to decreases in salaries and related costs resulting from cost-cutting reductions to our sales force undertaken in the third and fourth quarters of Fiscal 2003.

        Additionally, a portion of the decrease, or $0.8 million, resulted from the sale of our majority-owned subsidiary, Montvale Management, LLC, in March 2003.

        Our general and administrative expenses ("G&A") are principally comprised of (i) compensation costs and related expenses for executive, finance, information and operation systems, and general administration personnel, (ii) professional fees (which include legal; audit, accounting and tax; public relations; database management and consulting; and public company related printing and filing costs), (iii) insurance costs, (iv) occupancy and other equipment rental costs, (v) site development, maintenance and modification costs related to our various active segments, and (vi) all other general and miscellaneous corporate expense items.

        Our General and Administrative Expenses for the six months ended May 31, 2004 and May 31, 2003 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

	Six Months Ended
	May 31, 2004	May 31, 2003	Change— inc(dec) $$$	Change— Inc(dec) %%%
E-commerce
Compensation costs and related expenses	$1,866,807	$2,070,892	$(204,085)	-10%
Professional fees	516,437	759,336	(242,899)	-32%
Insurance costs	278,641	258,281	20,360	8%
Occupancy and equipment costs	123,348	158,882	(35,534)	-22%
Site development, maintenance and modifications	696,489	806,858	(110,369)	-14%
All other G&A expenses	483,736	772,252	(288,516)	-37%

TOTAL G&A—E-commerce segment	$3,965,458	$4,826,501	$(861,043)	-18%

Off-line Marketing Services
Compensation costs and related expenses	$—	$—	$—	0%
Professional fees	—	21,229	(21,229)	-100%
All other G&A expenses	—	691,351	(691,351)	-100%

TOTAL G&A—Off-line segment	$—	$712,580	$(712,580)	-100%

LEC Billed Products and Services
Compensation costs and related expenses	$113,125	$177,715	$(64,590)	-36%
Insurance costs	36,774	22,165	14,609	66%
Occupancy and equipment costs	27,686	13,634	14,052	103%
All other G&A expenses	14,152	66,271	(52,119)	-79%

TOTAL G&A—LEC segment	$191,737	$279,785	$(88,048)	-31%

Corporate and other
Compensation costs and related expenses	$1,001,227	$1,360,268	$(359,041)	-26%
Professional fees	330,968	419,443	(88,475)	-21%
Insurance costs	249,178	274,770	(25,592)	-9%
All other G&A expenses	268,869	311,394	(42,525)	-14%

TOTAL G&A—Corporate and other	$1,850,242	$2,365,875	$(515,633)	-22%

Consolidated Totals	$6,007,437	$8,184,741	$(2,177,304)	-27%

        General and Administrative expenses ("G&A") on a consolidated basis decreased approximately $2.2 million, or 27%, when comparing G&A of $6.0 million for the six months ended May 31, 2003 to G&A of $8.2 million incurred during the six months ended May 31, 2004. The net decrease was attributable to decreases in our: (a) Off-line Marketing Service segment ($0.7 million) pursuant to our disposition of our majority-owned subsidiary (Montvale Management, LLC) in March 2003; (b) E-commerce segment ($0.9 million) and Corporate ($0.5 million), both relating to reductions in: (i) compensation costs pursuant to cost cutting reductions to our workforce undertaken in the third and fourth quarters of Fiscal 2003, (ii) professional fees reflecting reduced requirements for litigation defense, and (iii) other expenses primarily reflecting the benefit of general cost reduction efforts undertaken in the third and fourth quarters of Fiscal 2003.

        Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP ("FKIWSBR") provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. We incurred approximately $296,000 in legal fees (exclusive of disbursements) from FKIWSBR during the six months ended May 31, 2004. We incurred approximately $501,000 in legal fees (exclusive of disbursements) from FKIWSBR during the six months ended May 31, 2003.

Consolidated—Bad Debt Expense, by Segment

	Six Months Ended
For the periods:	May 31, 2004	May 31, 2003	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce	$(112,113)	$490,048	$(602,161)	-123%
Off-line Customer Acquisition Services	—	—	—	0%
LEC Billed Products and Services	—	—	—	0%

Consolidated Totals	$(112,113)	$490,048	$(602,161)	-123%

        Bad Debt expense decreased approximately $0.6, or 123%, due to a recapture of bad debt expense of $112,113 in the six months ended May 31, 2004 from bad debt expense of approximately $490,000 in the six months ended May 31, 2003. Our bad debt expense resulted from our assessment of the risk of collection embedded in our customer base as described below. When comparing the aging of our receivables, subsequent collections on such receivables and other factors, it was deemed that our allowance for doubtful accounts required a reduction, with such reduction yielding the current quarter's bad debt recapture of approximately $112,000.

        We continuously evaluate the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition or bankruptcy filings of our customers. As a result of this review process, we record adjustments to bad debt provisions/(recaptures) to reflect the related receivables' carrying amount to amounts that estimate their probable realizable value. Provisions for bad debts are also recorded resulting from the review of other factors, including (a) length of time the receivables are past due, (b) historical experience and other factors obtained during collection efforts. If circumstances related to specific customers change, our estimates for bad debt provision/(recaptures) could be further increased or decreased.

OTHER INCOME (EXPENSE)

        The components of our "Other income (expense)" for the six months ended May 31, 2004 and May 31, 2003 are set forth below:

	Six Months Ended
	May 31, 2004	May 31, 2003	change inc(dec) $$$	change inc(dec) %%%
Other income (expense):
Interest income and dividends	$222,721	$266,056	$(43,335)	-16%
Realized gains on sale of marketable securities	22,670	4,068	18,602	457%
Realized gain on sale of subsidiary	394,900	1,075,000	(680,100)	-63%
Other non-operating income:
Other miscellaneous income(expense)	9,921	(46,438)	56,359	-121%
Vendor settlement on prior year marketing fee	350,000	—	350,000	100%
Foreign Currency Exchange Rate Fees and interest	(7,425)	(15,191)	7,766	-51%
Interest and penalties—Florida tax settlement	(47,790)	—	(47,790)	100%
Reduction of prior year's LEC reserve	34,181	—	34,181	100%
Minority interest (income) loss	—	(137,567)	137,567	-100%

Total Consolidated Other Income (Expense)	$979,178	$1,145,928	$(166,750)	-15%

        Consolidated Other Income (Expense) decreased approximately $0.1 million, from approximately $1.1 million for the six months ended May 31, 2003, to approximately $1.0 million for the six months ended May 31, 2004.

        The material factors contributing to the net decrease, in their order of magnitude, as set forth in the above table, are as follows:

  (a)
  Our six-month period ended May 31, 2004 realized $394,900 in installment payment gains from a prior year sale of a subsidiary. Our comparable prior year's quarter had realized $1.1 million form such subsidiary sale, the bulk of which related to payments received at closing in March 2003. This reduction in gains realized on subsidiary sales accounted for approximately $680,000 of the net decrease in total other income(expense);

  (b)
  We collected $350,000 in settlement of a prior year's marketing agreement dispute. The amount collected had originally been charged to our cost of goods sold accounts in Fiscal 2000. In Fiscal 2000, we had expended $650,000 as a non-refundable prepayment for the delivery of 1 million on-line customers to our website properties under the above referenced marketing agreement. The marketing partner's failure to satisfactorily deliver the requisite number of on-line customers to us was the basis for the settlement received by us during the six months ended May 31, 2004; and

  (c)
  During the six months ended May 31, 2004, we settled a Florida Intangible Tax dispute as it related to one of our wholly-owned subsidiaries. The disputed period covered the Florida Intangible tax years of 1997 and 1998. The open years were settled with the Florida Department of Revenue for: (i) an intangible tax assessment of $58,663, which had been accrued for in our tax provision in a previous fiscal year; and (ii) interest expense of $39,154 and penalties of $8,636, with both being expensed in the six months ended May 31, 2004.

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

        The six months ended May 31, 2004 reflects a tax expense of approximately $407,000 on pre-tax income of $1,487,947. This effective tax rate of 32% differs from our historically recognized effective tax rate of approximately 39%. We recognized tax benefits from the use of approximately $0.4 million in previously devalued capital loss carryover deferred tax assets. Such prior year devalued capital loss deferred tax assets were utilized in the six months ended May 31, 2004 to offset the tax expense on the current period's capital gain income of approximately $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES

        As of May 31, 2004, we had aggregate working capital of $39.5 million compared to aggregate working capital of $38.2 million as of November 30, 2003. We had available cash, cash equivalents and readily available marketable debt securities of $37.5 million as of May 31, 2004, compared to available cash, cash equivalents and readily available marketable debt securities of $36.7 million as of November 30, 2003. The equity component of our marketable securities was $1.7 million at May 31, 2004, compared to $1.6 million at November 30, 2003.

        Cash provided by operating activities was approximately $1.3 million for the six months ended May 31, 2004, compared to approximately $0.9 million in cash used in operating activities in the six months ended May 31, 2003, representing an approximate $2.2 million increase in cash provided by operating activities. The primary factor giving rise to the increase in cash provided by operating activities relates to net income of $1.0 million earned during the six months ended May 31, 2004, when compared to a net loss of $1.1 million incurred during the prior year's comparable period.

        Cash used in investing activities was approximately $1.4 million during the six months ended May 31, 2004, compared to $15.0 million used in financing activities during the prior year's comparable quarter. The primary use of cash in investing activities related to the acquisition of short-term marketable debt securities purchased for us by our professional money managers amounting to approximately $1.7 million, and approximately $83,000 paid for capital expenditures and an intangible license asset, with both being offset by the collection of approximately $0.4 million on installments from the prior year's sale of one of our subsidiaries. The prior year's comparable period used cash of approximately $15.0 million, approximately $14.8 million of which was used for the acquisition of short-term marketable debt securities purchased for us by our professional money managers, approximately $1.1 million of which was provided from proceeds received from the sale of a subsidiary, and approximately $1.3 million of which was used for capital expenditures payments.

        Cash used for financing activities was approximately $0.7 million for the six months ended May 31, 2004, compared to $23,523 provided by financing activities for the six months ended May 31, 2003. During the six months ended May 31, 2004 we declared and paid two quarterly dividends, amounting to approximately $2.1 million and offset such outflows with approximately $1.4 million in proceeds from stock options exercised.

        Our days-sales-outstanding ("DSO") in accounts receivable at May 31, 2004 was 60 days, compared to 52 days at February 29, 2004, 46 days at November 30, 2003, 49 days at August 31, 2003, and

54 days at May 31, 2003. The increase in the current quarter's DSO compared to the first quarter of the current fiscal year and the second, third and fourth quarters of the prior fiscal year relates to the longer collection cycles attributable to our LEC Billed Products segment activities, offset by improved collection cycles on our client billed business. Our DSO may rise above 60 days in future fiscal periods primarily in the event of growth in revenues from the Company's LEC Billed Products segment, and other potential factors not currently identifiable.

        The majority of our customers are extended 30-day credit terms. In limited instances, customer credit is extended to ranges approximating 90 days. Currently, one such customer accounts for approximately $0.8 million, or 15.2%, of our accounts receivable at May 31, 2004. Such extension of credit also contributed to our increased DSO referenced above. Our LEC Billed Products segment collection cycle is a function of the terms of the billing and collection agreements governing such activity, these collection cycles can exceed 90 days. We continually monitor customer adherence to their credit terms and constantly strive to improve the effectiveness of our collection efforts with the goal of achieving a DSO in the 40-day range. Future fiscal periods might not reflect this goal of a 40-day DSO, and might exceed the 60-day DSO recognized in the six-month period ended May 31, 2004.

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

        In Fiscal 2000, we executed our on-line direct marketing strategy. Our future plans and business strategy may continue to call for our Internet-based E-commerce segment to be our primary operating focus, with such segment generating the material portion of our revenues for the three and six-month periods ended May 31, 2004. We may, in future fiscal periods, continue to invest considerable amounts of capital into our E-commerce segment ($1.9 million in Fiscal 2002, $1.5 million in Fiscal 2003 and less than $84,000 in the six months ended May 31, 2004). If the E-commerce segment's activities fail to generate sufficient revenue, we could realize a material adverse impact on our capital and liquidity resources resulting from expenditures necessary to generate such revenue, including, but not limited to, expenditures for (a) marketing campaigns, including media costs and data acquisitions, (b) product development costs, (c) site development and maintenance and related technology based costs, (d) potential on-line, and/or off-line, business acquisitions, (e) costs associated with developing alternative means of email promotion delivery, or (f) other unexpected and/or currently unidentifiable costs.

        On June 30, 2004, we consummated the acquisition of the assets of SendTraffic.com, Inc. and its affiliated entity, The Traffic Group, LLC, privately held search engine marketing companies based in New York. We purchased the assets for approximately $5.53 million, comprised of $3.75 million in cash and 233,941 shares of Traffix common stock. The asset acquisition agreement calls for contingent earn-out payments based on the post closing attainment of certain earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds during the thirty-six month period following the transaction.

        On April 1, 2004, we announced that we had acquired an exclusive license for an operating platform created by LiveOnTheNet.com, Inc. (LOTN), a privately held company. We had announced in February 2004 that we had entered into an agreement to acquire all of the assets of LOTN. The asset acquisition plans were discarded in favor of a license agreement resulting from our final stages of due diligence. The license agreement calls for a total payment of $200,000. A down payment of $50,000 was made at the time of signing the license, and installments of $15,000 were required on the ten monthly anniversary dates following the signing. As of May 31, 2004, one $15,000 installment had been made in accordance with the terms of the license agreement.

        In March 2003, we sold our 51% majority-owned subsidiary, Montvale Management LLC ("Montvale"), to Mortgage Industry Consultants, LLC ("MIC") for $1.6 million, plus our investment. We had obtained our 51% interest in September 1999 through an initial investment of approximately $50,000. The terms of the agreement included an initial payment of $1 million (received in March 2003) followed by an additional $600,000 to be paid in 24 monthly installments of $25,000 each. As of July 1, 2004, twelve installments were received and recorded as realized gain on sale of subsidiary. Based on management's assessment of Montvale's future cash flows, after taking into consideration Montvale's increased obligations with respect to the note obligations due us, we have deemed it prudent to defer recognition of income on the unpaid portion of the note. Recognition will therefore take place in future periods under the cost recovery method.

        In May 2003, we received approximately $299,000, representing our GAAP basis capital account in such majority-owned subsidiary as at November 30, 2002, pursuant to the terms of the agreement. We also entered into a two-year Media Purchase Agreement whereby we agreed to provide certain media lead generation and related services to the continuing owners of Montvale for consideration of $40,000 per month over the term of the agreement. As of July 1, 2004, we have collected the requisite twelve payments, for a total of $480,000.

        In the fiscal year ended November 30, 1999, the adoption of our Internet business plan and strategy prompted us to terminate the marketing of our legacy products and services, which were active at that time. Accordingly, this legacy activity has contributed, in a significantly decreasing degree, to our cash flows and results of operations for the three-year fiscal period, December 1, 1999 to November 30, 2002, and did not contribute at all to the operations of Fiscal 2003 and the first six months of Fiscal 2004. This should be considered when using our historical results in evaluating future operations, cash flows and financial position. Nevertheless, we will continue to explore opportunities to offer other Off-line marketing services, and expect to continue the expansion of our activities within our LEC Billed Products segment.

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

        Additionally, as we seek to further extend our reach into the E-commerce and LEC Billed Product arenas, as well as identifying new and other consumer oriented products and services in the off-line arena, we may use existing cash reserves, enter into long-term financing arrangements, acquire the assets of privately held companies, or employ other means to finance such diversification, none of which is specifically identifiable or measurable at this time.

  OBLIGATIONS AND COMMITMENTS

        We are not aware of any specific factors, outside of those described in the following table, and those "potential factors" described in the "Critical Accounting Policy and Accounting Estimate Discussion" which is set forth below, that are reasonably likely to cause a material impact, either positive or negative, on our liquidity trends. Additionally, we do not have off-balance sheet arrangements, other than those described in the following table, and do not engage in trading activities involving non-exchange traded contracts.

        A summary table of future contractual commitments, for future minimum lease payments under non-cancelable operating leases and employment contracts are set forth below:

	Operating Leases		Employment agreements		Total Contractual Obligations
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
2004	$331,600	$72,220	$1,484,500	$246,177	$1,816,100	$318,397
2005	322,500	30,091	12,850	268,556	335,350	298,647
2006	215,000	—	—	290,936	215,000	290,936
2007				3,679	—	3,679
Thereafter	—		—	—	—	—

	$869,100	$102,311	$1,497,350	$809,348	$2,366,450	$911,659

  RELATED PARTIES

        Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP ("FKIWSBR") provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. FKIWSBR legal services are billed on an arms length transaction basis. We incurred approximately $296,000 in legal fees (exclusive of disbursements) from FKIWSBR during the six months ended May 31, 2004. We incurred approximately $501,000 in legal fees (exclusive of disbursements) from FKIWSBR during the six months ended May 31, 2003.

TRANSACTIONS WITH MAJOR CUSTOMERS

        During the three and six-month periods ended May 31, 2004, we had one customer in our E-commerce segment accounting for approximately $1.1 and $2 million, or 11.8% and 12.6% of consolidated net revenue, respectively. Approximately $0.3 million, or 6.4% of consolidated net accounts receivable, was attributable to such major customer as of May 31, 2004. Regarding the balance of our customer base, no single customer had net revenues that equaled or exceeded 6.2% of consolidated net revenues for the three and six-month periods ended May 31, 2004. During the three and six-month periods ended May 31, 2003, no single customer had net revenues that equaled or exceeded 8% of consolidated net revenues for such period.

        Currently, 25.6% of our revenue is derived from our proprietary products: 18.4% from iMatchUp.com, our online dating sites, and 7.4% from our LEC Billed Product segment's proprietary products.

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

FACTORS THAT COULD EFFECT FUTURE RESULTS

Continuation of trend relative to decreasing revenues and increasing overhead

        The following chart and subsequent discussion provide the details of a known trend in revenue deterioration for the trend period March 1, 2002 through May 31, 2004, and the effect of the potential continuation of such trend. Our quarterly net revenues for the prior nine quarterly periods are set forth in the table below:

Quarterly period ended	net revenue	% change from previous quarter
May 31, 2002	$10,804,538	-12.66	%(1)
August 31, 2002	10,664,246	-1.30	%(1)
November 30, 2002	10,203,244	-4.32	%(1)
February 28, 2003	9,117,229	-10.64	%(1)
May 31, 2003	7,422,604	-18.59	%(1)
August 31, 2003	8,503,267	14.56%
November 30, 2003	7,345,752	-13.61%
February 29, 2004	7,170,294	-2.39%
May 31, 2004	9,139,855	24.42%

(1)
Our majority owned subsidiary, Montvale management, LLC, was sold in March 2003. Such subsidiary contributed to quarterly revenue as follows:

Quarterly period ended
May 31, 2002	$1,387,903
August 31, 2002	1,876,069
November 30, 2002	1,941,270
February 28, 2003	2,211,731
May 31, 2003 (activity sold in March 2003)	161,475

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

        Our quarterly overhead, which is the combination of selling expenses, general and administrative expenses, and bad debt expense, for the prior nine quarterly periods are set forth in the table below:

Quarterly period ended	Selling Expense	G&A expense	Bad Debt expense	Total Overhead
May 31, 2002	$2,370,775	$3,949,851	$109,172	$6,429,798	(1)
August 31, 2002	3,133,682	3,665,681	48,941	6,848,304	(1)
November 30, 2002	2,799,663	4,057,299	106,428	6,963,390	(1)
February 28, 2003	2,319,559	4,206,037	336,188	6,861,784	(1)
May 31, 2003	1,777,890	3,978,704	153,860	5,910,454	(1)
August 31, 2003	1,480,191	2,946,741	117,382	4,544,314
November 30, 2003	918,284	2,515,042	(31,080)	3,402,246
February 29, 2004	447,930	2,859,577	(46,457)	3,261,050
May 31, 2004	515,158	3,147,860	(65,656)	3,597,362

(1)
Our majority owned subsidiary, Montvale management, LLC, was sold in March 2003. Such subsidiary contributed to quarterly Selling and G&A expenses as follows:

Quarterly period ended
May 31, 2002	$890,686
August 31, 2002	1,130,917
November 30, 2002	1,233,823
February 28, 2003	1,525,615
May 31, 2003 (activity sold in March 2003)	33,607

        Should the trend of quarterly decreases in net revenue, as recognized prior to the quarter ended May 31, 2004, occur in future quarterly fiscal periods, and the corresponding overhead environment remain stable, or be subject to increases recognized when comparing the three months ended May 31, 2004 with the three months ended February 29, 2004, or be subject to other increases necessary to generate revenues, our liquidity trends and our capital resources could be adversely affected.

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

        Should the Internet operating landscape change resulting in (a) higher costs of acquiring consumer data and registered users for our websites; (b) higher costs of acquiring data for our marketing partners, compromising such marketing partners' ability to maintain adequate sized databases to allow for continued third-party database use agreements; (c) the InfiKnowledge asset acquisition failing to maintain a lower cost of our email delivery activities and web development and web hosting service costs as compared to our competitors, or us being required to depend on third-party emailing service bureaus, to a degree higher, and/or at a cost in excess of our anticipated internally-generated costs, than that currently utilized during the six months ended May 31, 2004, or other currently unknown third party influences on our ability to deliver email messages to the records in our databases, or the records in our marketing affiliates' databases; (d) our contingent-based prize indemnification premiums for indemnification coverage increasing due to an increase in the number of prize winners at the sites, or as a result of the insurance industry in general, or other currently unknown factors; (e) our accruals for fulfillment obligations arising out of promotions proving to be less than the actual redemptions processed in subsequent fiscal periods; or (f) unpredictable technology changes or commercial technology applications; then, if any one, or a combination, of the above factors were to materialize we could suffer material deterioration in future fiscal period revenue growth and gross margins and, therefore, our profitability, cash flows and capital resources could be materially adversely affected.

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

Major Customers and Disposition of Majority-owned Subsidiary

        During the three and six-month periods ended May 31, 2004, we had one customer in our E-commerce segment accounting for approximately $1.1 and $2 million, or 11.8% and 12.6% of consolidated net revenue, respectively. Approximately $0.3 million, or 6.4% of consolidated net accounts receivable, was attributable to such major customer as of May 31, 2004. Regarding the balance of our customer base, no single customer had net revenues that equaled or exceeded 6.2% of consolidated net revenues for the three and six-month periods ended May 31, 2004. During the three and six-month periods ended May 31, 2003, no single customer had net revenues that equaled or exceeded 8% of consolidated net revenues for such period.

        Currently, 25.6% of our revenue is derived from our proprietary products: 18.4% from iMatchUp.com, our online dating sites, and 7.4% from our LEC Billed Product segment's proprietary products.

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

        Our revenues and profitability from operations have historically varied. Our revenues, cost of providing revenues, profit margins and overhead expenses have varied historically among segments, as well as on a consolidated basis. The revenue allocation among our segments in future periods will most probably be different than our current revenue allocation due to several factors, including consumer tastes, business opportunities, regulatory issues that may exist in future periods, and other currently unknown factors that could impact our revenue generating cycle or cost structure. Therefore, it is difficult to predict revenue and gross margin trends, and their corresponding impact on liquidity and capital resources. Actual trends may cause us to adjust our operating emphasis, which could result in continued period-to-period fluctuations in our results of operations. Historically, we have been able to rapidly react to changes in the business environment within which we operate. Management responds to these changes as deemed appropriate at the time of change, and as dictated by the nature of such changes. Management's reaction to such changes could cover a broad range of business-related adjustments, ranging from product mix repositioning and staff reductions, to entire business model overhauls. Based on our current operations and marketing methods, as well as the dynamic, ever changing status of the Internet marketing environment, it is conceivable that we would institute changes to our business practices in future fiscal periods. There can be no assurance that any such potential change would be successful in its implementation, and there can be no assurance that any such implementation would benefit our operating margins, profitability, cash flows or capital resources.

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

Market Fluctuation and Debt Repayment Risk of Marketable Securities Investment Portfolio

        We maintain an investment portfolio that is managed by prominent financial institutions. The portfolio includes high-grade corporate commercial paper and auction rate securities, and common stock equities, all of which are held for varying periods of time, pursuant to maturity dates, market conditions and other factors. The fair value of our investments in the common stock of publicly traded companies as of May 31, 2004 amounted to approximately $1.7 million. These investments are subject to market price volatility, in addition to the potential for business failure at the company level. Moreover, due to the economic downturn and difficulties that may be faced by some of the companies in which we have investments, our investment portfolio could be further impaired by the failure of such companies to fulfill their responsibility of adhering to the repayment of principal upon maturity. Additionally, our cash flows and interest income could be negatively impacted by Federal Reserve Bank interest rate reductions, if any.

Item 4.    CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

        Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report, have concluded that as of that date, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)
Changes in internal control over financial reporting.

        There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15 that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Mavies Wingler—

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

        In March 2004, the Court granted our motion for summary judgment dismissing the complaint. Ms. Wingler has appealed, we have responded, and the matter is now pending before the Circuit Court.

Plasmanet

        On November 21, 2002, Plasmanet, Inc., one of our competitors, commenced an action alleging patent infringement and misappropriation of trade secrets entitled Plasmanet, Inc. v. Apax Partners, Inc., et al., Case No. 02 Civ 9290 (S.D.N.Y.). Plasmanet operates a website, FreeLotto.com, which is similar to one operated by GLI. Plasmanet alleged that on September 24, 2002 it obtained a patent for a "Free Remote Lottery System" and that we infringed this patent. In addition, Plasmanet asserted that trade secrets were contained in a private placement memorandum and that we misappropriated these trade secrets after we were allegedly shown such private placement memorandum by an agent of Plasmanet's investment banker. The complaint sought injunctive relief and unspecified money damages. We asserted counterclaims, inter alia, to declare Plasmanet's patent invalid. In December 2003, the complaint was dismissed with prejudice with respect to Plasmanet's patent infringement claim and our counterclaims, and without prejudice with respect to the misappropriation of trade secrets claim. Such misappropriation claim has been reasserted by Plasmanet in New York court (Sup. Ct. N.Y. Co., January 27, 2004, Index No. 60021-04). We believe there is no merit to the reasserted claim and have filed a motion to dismiss this claim, which is currently scheduled to be submitted on August 2, 2004. We intend to vigorously defend against this action.

Qwest Communications

        Qwest Communications, Inc. notified us of an indemnification claim relating to a class action filed against Qwest in Minnesota, Bindner v. LCI International Telecom Corp. et al., District Court of Minnesota, County of Sibley, Case No. C0-00-242. In that action, plaintiffs claim that from September 1998 to July 1999, they were misled when they were solicited to change their long distance carrier to Qwest. They assert that they were not told that they would have to stay at certain hotels and pay their regular rates as part of a promotion, which offered them free airline tickets. We introduced the promotion ("Fly Free America") to Qwest, and were retained by Qwest to operate the telemarketing campaign. In or about May 2000, we and Qwest entered into an agreement terminating our contract and settling the amount due us (the "May 2000 Agreement"). The May 2000 Agreement contained language which Qwest claims obligates us to indemnify Qwest for any loss it may sustain by reason of this class action. We maintain that we have no liability in the matter. Fraud claims in the class action have been dismissed, leaving breach of contract and false advertising claims. The court has certified the class and Qwest is defending the action. The class and defendants, without consulting us, have reached a tentative settlement of the action which would provide for Qwest to pay $700,000 in cash and up to $1.5 million in additional cash depending on the number of claimants who file a proof of claim.

        In November 2002, we commenced an arbitration against Qwest to recover certain amounts due us pursuant to the May 2000 Agreement. In December 2002, Qwest filed counterclaims in the arbitration relating to the Fly Free America program. Qwest asserts that we must indemnify Qwest for, among other things, fines and penalties amounting to approximately $1.5 million which Qwest claims it paid in connection with a number of consent decrees it entered into with various state attorneys general, an unspecified amount of attorneys' fees, and any and all expenses, penalties or other amounts Qwest becomes liable for in connection with the class action. Qwest also seeks reimbursement of approximately $3.1 million it paid us pursuant to the May 2000 Agreement. A panel of arbitrators was appointed in December 2003 and a preliminary conference was held in January 2004. After the conference, a schedule was established for substantive motions and for hearings in June 2004. The arbitrators also provided for exchanges of information in the arbitration subject to Qwest's right to seek to prevent such exchanges. Qwest moved to prevent exchanges of information and this application was granted. Qwest moved for summary judgment with respect to its indemnification counterclaim. That motion was denied. We believe that there is no merit to Qwest's counterclaims and intend vigorously to defend against them, as well as to pursue our claim.

        One of the arbitrators was removed from the panel and the hearing date will have to await the appointment of a new arbitrator and a preliminary conference. There is currently a dispute about the appointment process.

Columbia House/Rydel

        In or about August 2002, Columbia House, one of our clients, notified us of an indemnification claim relating to a class action filed against Columbia House, among others, in Illinois, Rydel v. Comtrad Industries, Inc. et al., Circuit Court of Cook County, Illinois, No. 02 CH 13269. In that action, plaintiff claims to have received unsolicited commercial e-mail from, among others, Columbia House, in violation of Illinois law, and asserts two basic claims against Columbia House, one for violation of Illinois' Consumers Fraud Statute, the second for violation of Illinois' Electronic Mail Act. Columbia House advised us that it believes that the email in question was not approved by Columbia House when it was sent, and asserted a claim for indemnification against us pursuant to our contract. We and Columbia House agreed to defer resolution of the indemnification claim (and reserved each of our respective rights). Columbia House is defending against the class action. Its motion to dismiss was granted as to the Consumer Fraud claim, but denied as to the Electronic Mail Act claim. The plaintiff has appealed the partial dismissal.

        In or about January 2003, we were named as a defendant in the Rydel class action. In an additional count in the complaint, the plaintiff asserted that we violated the Illinois Consumer Fraud and Deceptive Business Practices Act by providing to a co-defendant a list of consumers who had consented to receive commercial e-mails when, the complaint alleges, they had not. The complaint sought injunctive relief and unspecified damages. Our motion to dismiss the claim as against us was granted in June 2003, and the plaintiff has filed an appeal. We believe that there is no merit to the claim, and, in the event the dismissal of the claim is reversed on appeal, we intend to vigorously defend against it.

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

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        On June 30, 2004, we, through our wholly-owned subsidiary, New Send, Inc., acquired substantially all of the assets (including net working capital of approximately $500,000) and certain of the liabilities of SendTraffic.com Inc. ("SendTraffic") and The Traffic Group LLC ("The Traffic Group", and with SendTraffic, the "Sellers"), two privately-held search engine marketing companies, pursuant to an Asset Acquisition Agreement dated June 9, 2004, as amended on June 29, 2004 (collectively, the "Agreement") by and among New Send, Inc., the Sellers, the stockholders of the Sellers, Greg Byrnes and Craig Handleman (the "Stockholders"), and our Company.

        The purchase price was approximately $5.43 million, comprised of 233,941 shares of our common stock (the "Shares") and $3.75 million in cash. In addition, we agreed to pay SendTraffic a contingent earn out of $2.5 million if SendTraffic generates EBITDA (as quantified in the Agreement) of $3.75 million in the first year following the closing, an additional $2.5 million if SendTraffic generates EBITDA of $4.75 million in the second year following the closing, and an additional $2.5 million if SendTraffic generates EBITDA of $5.75 million in the third year following the closing. If SendTraffic generates certain lower agreed upon annual EBITDA benchmarks, we will pay a portion of the contingent earn out payments. The contingent earn out, if earned, will be paid in a combination of cash and stock in accordance with the Agreement.

        The Shares were delivered absent registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of that Act as being a transaction not involving any public offering.

        The investment banking firm of Merriman Curhan Ford & Co. represented (and were paid by) the Sellers in the transaction.

Item 5.    Other Information

        On July 15, 2004, our Board of Directors declared a dividend out of our surplus of $0.08 per share on the outstanding shares of our common stock for the quarter ended May 31, 2004. Such dividend is payable on or about August 10, 2004 to holders of record of such shares at the close of business on August 1, 2004. We can give you no assurance that our Board will declare any dividends in future fiscal periods. Any further declarations will depend upon our performance, the level of our then current and retained earnings and other pertinent factors relating to our financial position. You should not rely on any prior approvals of our Board as an indicator of its intent to approve the declaration of any dividends in the future.

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

  (b)    Reports on Form 8-K.

        On April 15, 2004, we filed a Current Report on Form 8-K incorporating our Fiscal 2004 first quarter's earnings release. Other than the foregoing report, we did not file any reports on Form 8-K during the second quarter of the fiscal year ending November 30, 2004.

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

TRAFFIX, INC.
Date: July 15, 2004	By:	/s/ JEFFREY L. SCHWARTZ Jeffrey L. Schwartz Chairman and CEO
Date: July 15, 2004	By:	/s/ DANIEL HARVEY Daniel Harvey Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number
3.1.1	Articles of Incorporation of the Company, as amended.(1)
3.1.2	Amendment to the Articles of Incorporation of the Company.(2)
3.2	By-Laws of the Company.(3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*

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

QuickLinks

TRAFFIX, INC. INDEX TO QUARTERLY REPORT ON FORM 10-Q FILED WITH THE SECURITIES AND EXCHANGE COMMISSION QUARTER ENDED MAY 31, 2004 ITEMS IN FORM 10-Q
TRAFFIX, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
TRAFFIX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
TRAFFIX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
TRAFFIX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FOR THE SIX MONTHS ENDED MAY 31, 2004 (UNAUDITED)
TRAFFIX, INC. AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Segment Data—Reconciliation of Reportable segment's Adjusted EBITDA to consolidated income(loss) before taxes
Segment Data—Consolidated Selling Expenses, by Segment, by Component
  Item 4. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
FORWARD LOOKING INFORMATION
SIGNATURES