Form 10-Q
period 2004-08-31
TRAFFIX INC
filed 2004-10-15
CIK 1000297

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2004
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed bySection 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares outstanding of the Registrant's common stock is 13,523,664 (as of 10/13/04).

TRAFFIX, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
QUARTER ENDED AUGUST 31, 2004

ITEMS IN FORM 10-Q

		Page
Part I	Financial Information
Item 1.	Financial Statements (Unaudited)	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	None
Item 4.	Controls and Procedures	47
Part II	Other Information
Item 1.	Legal Proceedings	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Submission of Matters to a Vote of Security Holders	None
Item 5.	Other Information	50
Item 6.	Exhibits	50
Signatures		52

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31, 2004	November 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,250,104	$9,939,657
Marketable securities	30,955,255	28,272,520
Accounts receivable, trade, net of allowance for doubtful accounts of $1,685,385 at August 31, 2004 and $872,605 at November 30, 2003	5,349,171	4,076,947
Deferred income taxes	1,667,429	1,295,983
Prepaid expenses and other current assets	401,765	1,065,580

Total current assets	43,623,724	44,650,687
Property and equipment, at cost, net of accumulated depreciation	2,317,213	2,799,405
Goodwill	5,997,979	1,071,525
Other intangibles, net	1,471,656	1,157,176
Deferred income taxes	66,212	271,744

Total assets	$53,476,784	$49,950,537

Liabilities
Current liabilities:
Accounts payable	$4,125,843	$2,337,445
Accrued expenses	2,994,094	2,974,967
Reserve for customer chargebacks	679,602	406,352
Due to related parties	383,998	351,335
Income taxes payable	487,871	333,705

Total current liabilities	8,671,408	6,403,804
Deferred income taxes	207,820	207,820

Total liabilities	8,879,228	6,611,624

Shareholders' equity
Preferred stock—$.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$.001 par value; authorized 50,000,000 shares; issued 13,523,664 shares and 12,882,992 shares, respectively	13,523	12,882
Common stock issuable—$.001 par value; -0- and 39,174 shares, respectively	—	242,879
Additional paid-in capital	41,569,200	37,916,110
Retained earnings	2,033,420	4,319,356
Accumulated other comprehensive income	981,413	847,686

Total shareholders' equity	44,597,556	43,338,913

Total liabilities and shareholders' equity	$53,476,784	$49,950,537

The acompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
Net revenue	$10,208,548	$8,503,267	$26,518,697	$25,043,100
Cost of sales	6,335,395	3,658,363	15,278,363	9,863,640

GROSS PROFIT	3,873,153	4,844,904	11,240,334	15,179,460
Selling expenses	565,222	1,480,191	1,528,310	5,577,640
General and administrative expenses	3,483,341	2,946,741	9,490,778	11,131,482
Bad debt expense	420,041	117,382	307,928	607,430

(LOSS) INCOME FROM OPERATIONS	(595,451)	300,590	(86,682)	(2,137,092)
Other income (expense):
Interest income and dividends	137,572	111,723	360,293	377,779
Realized gains on marketable securities	9,478	—	32,148	4,068
Realized gain on sale of subsidiary	195,000	90,000	589,900	1,165,000
Other non-operating income (expense)	(1,577)	(18,079)	337,310	(79,708)
Minority interest in income of subsidiary	—	—	—	(137,567)

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(254,978)	484,234	1,232,969	(807,520)
(Benefit) provision for income taxes	(130,657)	(177,850)	339,607	(348,553)

NET (LOSS) INCOME	$(124,321)	$662,084	$893,362	$(458,967)

Basic (loss) income per share (Note 3):
Net (loss) income	$(0.01)	$0.05	$0.07	$(0.04)

Weighted average shares outstanding	13,492,677	12,763,288	13,185,138	12,757,346

Diluted (loss) income per share (Note 3):
Net (loss) income	$(0.01)	$0.05	$0.06	$(0.04)

Weighted average shares outstanding	13,492,677	13,056,157	13,853,740	12,757,346

Cash dividends per common share	$0.08	$0.08	$0.24	$0.08

The acompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	August 31, 2004	August 31, 2003
Cash flows from operating activities:
Net income (loss)	$893,362	$(458,967)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	938,186	1,139,147
Reserve for customer chargebacks	273,250	530,048
Provision for uncollectible accounts	307,928	607,430
Deferred income taxes	(165,914)	(319,726)
Net gains on sale of marketable securities	(32,148)	(4,068)
Gain on sale of subsidiary	(589,900)	(1,165,000)
Minority interest	—	(307,017)
Changes in assets and liabilities of business, net of assets and liabilities acquired:
Accounts receivable	(572,951)	(21,912)
Prepaid expenses and other current assets	684,528	606,178
Accounts payable	513,367	243,810
Income taxes payable	431,301	503,905
Due (from)/to related parties	32,663	83,813
Other, principally accrued expenses	(299,639)	(822,709)

Net cash provided by operating activities	2,414,033	614,932

Cash flows from investing activities:
Purchases of securities	(224,143,326)	(244,604,879)
Proceeds from sales of securities	221,683,150	230,956,126
Proceeds from the sale of a subsidiary	589,900	1,165,000
Payment for asset acquisition, net of cash received	(3,475,151)	—
Cash payment for intangble asset—license agreement	(110,000)	—
Capital expenditures	(94,999)	(1,338,839)

Net cash used in investing activities	(5,550,426)	(13,822,592)

Cash flows from financing activities:
Dividends paid	(3,179,298)	(1,021,318)
Purchases of common stock	—	(10,806)
Proceeds from stock options exercised	1,628,113	51,869

Net cash used in financing activities	(1,551,185)	(980,255)

Effect of exchange rate changes on cash and cash equivalents	(1,975)	130,839

Net decrease in cash and cash equivalents	(4,689,553)	(14,057,076)
Cash and cash equivalents, beginning of period	9,939,657	23,136,341

Cash and cash equivalents, end of period	$5,250,104	$9,079,265

See Notes 2 and 7 for a summary of noncash investing activities.

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED AUGUST 31, 2004

(UNAUDITED)

	Common Stock					Accumulated Other Comprehensive Income(Loss)
			Common Stock Issuable	Additional Paid-in Capital	Retained Earnings		Total Shareholders' Equity
	Shares	Amounts
Balance, November 30, 2003	12,882,992	$12,882	$242,879	$37,916,110	$4,319,356	$847,686	$43,338,913
Net income for the nine months ended August 31, 2004					893,362		893,362
Unrealized gains on available-for-sale securities						190,410	190,410
Foreign Currency Translation adjustment						(56,683)	(56,683)

Comprehensive income (loss)							1,027,089

Dividends declared					(3,179,298)		(3,179,298)
Stock option exercises	367,557	368		1,627,745			1,628,113
Tax benefit from exercise of stock options				277,136			277,136
Common stock issued in connection with current year acquisition	233,941	234		1,505,369			1,505,603
Common stock issued in connection with prior year acquisition	39,174	39	(242,879)	242,840			—

Balance, August 31, 2004	13,523,664	$13,523	$(0)	$41,569,200	$2,033,420	$981,413	$44,597,556

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.     GENERAL

        The accompanying consolidated financial statements are unaudited; however, in the opinion of management, these financial statements are presented in conformity with accounting principles generally accepted in the United States of America. The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. In the preparation of these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the interim periods reported. Actual results could differ from those estimates. Principally, estimates are used in accounting for bad debts (recaptures), data qualification allowances and sales allowances, depreciation and amortization, income taxes and contingencies. Management's estimates and assumptions are continually reviewed against actual results with the effects of any revisions being reflected in the results of operations at that time. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2003. The results of operations for the three and nine-month periods ended August 31, 2004 are not necessarily indicative of the results to be expected for the subsequent quarter or the full fiscal year ending November 30, 2004. Certain prior year amounts in the unaudited consolidated financial statements have been reclassified to conform with the current year presentation.

        During the nine months ended August 31, 2004 and 2003, options for 367,557 shares and 25,600 shares of the Company's common stock, respectively, were exercised by its employees. Tax benefits of $277,136 and $10,155 in the nine months ended August 31, 2004 and 2003, respectively, resulting from the exercise of these options, were recorded as an increase to additional paid-in capital and a reduction of income taxes currently payable.

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN No.46). In December 2003, the FASB modified FIN No. 46 to make certain technical corrections and address certain issues regarding its implementation. FIN No. 46 establishes revised guidance, by providing a new framework for identifying variable interest entities and revised guidance on determining when a registrant should include an identified variable interest rate entity, or entities, in its consolidated financial statements. The Company adopted FIN No. 46 in Fiscal 2004. The adoption of this standard did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

2.     SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

        The Company currently earns the most significant portion of its revenue from its E-commerce segment pursuant to marketing agreements with marketing partners and corporate customers (collectively, "Corporate Customers"). The provisions of each agreement determine the type and timing of revenue to be recorded. The Company generates its E-commerce revenue from the following basic categories: (1) delivery of consumer traffic to the websites and telemarketing call centers of its

Corporate Customers (e.g., click-thrus from banners on the Company's websites), (2) Search Engine Marketing services as generated by the Company's recent asset acquisition of SendTraffic.com, Inc., (3) delivery of consumer data to Corporate Customers with respect to the consumers who have registered for Corporate Customers' products or services (e.g., a consumer who registered via the registration page of one of the Company's websites to receive on-line promotions from Corporate Customers), (4) delivery of pre-qualified consumer data to Corporate Customers as a result of consumers' responses to targeted questions and surveys (e.g., receiving free gifts for your children), (5) delivery of a sale or completed application for a Corporate Customer's product or service (e.g., a consumer who responds to a Traffix email promotion on behalf of a Corporate Customer by completing an on-line application for a credit card or subscribing for a cellular phone service), (6) generating revenue from any of the foregoing categories by placing Corporate Customers' offers on the media of third parties with whom the Company has a marketing relationship on a revenue share basis, (7) sales of inexpensive gift items directly to consumers, (8) rentals and sales of copies of specific segments of the Company's databases to Corporate Customers for their proprietary marketing and database enhancements, and (9) sales of memberships to the Company's online dating service, iMatchUp.com.

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

        Revenue from the Company's LEC Billed Product and Service segment consists of Local Exchange Carrier ("LEC") billed Internet based products. Such products include an Internet Service Provider ("ISP") product, an email service product, and during the nine months ended August 31, 2004, the Company introduced "Click-Help", a LEC Billed service that offers 24/7 assistance to home-computer users for their computer problems. The revenue from all such services is recognized net of an estimated provision for refunds, credits and adjustments subsequently granted to customers ("customer chargebacks"). Customer chargebacks are reflected as a contra-revenue account within the Company's statement of operations. Since the provision for customer chargebacks is established prior to the periods in which chargebacks are actually expended, the Company's revenues are adjusted in later periods if the Company's incurred chargebacks vary from the amounts previously estimated.

        Revenues from the Company's off-line marketing services segment included the revenue earned by Montvale Management, LLC ("Montvale") which, prior to March 7, 2003, was a majority-owned subsidiary of the Company. Montvale was sold to the other member thereof on March 7, 2003. See Note 7, "Sale of Majority Owned Subsidiary". Such revenues represented approximately $2.4 million, or 9%, of the Company's consolidated net revenues for the nine-month periods ended August 31, 2003. Such revenue resulted from Montvale's commission earned for the provision of net branch services to a mortgage banking institution. Under such arrangement, Montvale managed the branch offices and loan origination business of a single third party licensed mortgage banker.

        The Company's policy is to expense, as a cost of sale, all marketing costs, including the costs incurred to generate consumer traffic and registrations on our websites (customer profile purchases), at the time the related cost of sale obligation or expense is incurred.

Accounts receivable and allowance for doubtful accounts

        Accounts receivable consist of trade accounts receivable from the Company's Corporate Customer base, with extension of credit varying between 30 to 90 days, with the majority at 30 days, and as such, do not bear interest. Corporate Customers with credit balances, generally resulting from prepayments, are classified as deferred revenue, and included in the Company's "Accrued expenses" account caption in its balance sheets. The Company's Corporate Customer base is comprised of domestic entities with diverse demographics.

        Additionally, accounts receivable from Local Exchange Carriers (such as for the LEC segment) and credit card companies (such as for the on-line dating service) are due to the Company.

Accounts Receivable by major category consist of the following at August 31, 2004 and 2003:

	August 31, 2004	August 31, 2003
Accounts
Receivable from:
Corporate Clients	$4,087,197	$2,989,290
Consumers via Credit Card Merchant arrangements, Third Party Billing companies and Local Exchange Carriers (LECs)	1,261,974	1,475,410

Total Accounts Receivable	$5,349,171	$4,464,700

        The allowance for doubtful accounts is based on management's evaluation of the collectibility of receivables after giving consideration to current delinquency data, historical loss experience and general economic conditions, both at the Company level and sector/industry level. The Company's accounts receivable balances are continually reviewed by management and, when situations dictate, provisions for losses are recorded. Additional allowances might be required if the original estimates for loss prove to be inadequate. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Deferred taxes are adjusted for the timing difference resulting from the deduction of bad debts for reporting and tax purposes. Receivables that are deemed uncollectible are charged against the allowance for doubtful accounts.

        Following are the changes in the allowance for doubtful accounts for the nine months ending August 31, 2004 and 2003:

	Beginning Balance	Additions to allowance	Increase from purchased subsidiary	Write-offs net of recoveries	Ending Balance
2004	$872,605	447,739	503,491	(138,450)	$1,685,385
2003	$326,127	607,208		(20,020)	$913,315

Accounts receivable and allowance for contractually specified data qualifications

        The Company's accounts receivable, as described above, is reported net of an allowance for contractually specified data qualification allowances. Such data qualification allowances are reflected as a reduction to accounts receivable, and as a contra-revenue account in arriving at the Company's reported net revenue. Contractually specified data qualifications allowances are determined pursuant to the terms of the Company's marketing agreements with its corporate customers. These allowances include reductions to the gross amount of records shipped to, accepted by, and invoiced to the Company's corporate customers. Examples of data qualifications include: (1) minimum age restrictions, (2) country of residence restrictions, (3) pre-existing customers, and (4) duplications of names within the same file. The Company's methodology in determining the allowance for data qualifications is based on the Company's historical experience regarding data qualifications with existing corporate clients, and the application of such experience to similar products in the case of new corporate clients whose marketing agreements call for data qualification allowances.

Transactions with Major Customers and other Revenue Concentrations

        During the three and nine-month periods ended August 31, 2004, we had one customer in our E-commerce segment accounting for approximately $0.9 million and $2.9 million, or 8.5% and 11.0% of consolidated net revenue, respectively. Approximately $0.2 million, or 3.8% of consolidated net accounts receivable, was attributable to such major customer as of August 31, 2004. Regarding the balance of our customer base, no single customer had net revenues that equaled or exceeded 7.1% of consolidated net revenues for the three and nine-month periods ended August 31, 2004. During the three-month period ended August 31, 2003, we had one customer in our E-commerce segment accounting for approximately $1.0 million, or 12% of consolidated net revenues during such period. Regarding the balance of our customer base, no single customer had net revenues that equaled or exceeded 9% of consolidated net revenues for the three and nine-month periods ended August 31, 2003.

        In the nine months ended August 31, 2004, 24.0% of the Company's revenue was derived from its proprietary products: 17.7% from iMatchUp.com, the Company's online dating sites, and 6.3% from its LEC segment's proprietary products.

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

	Three Months Ended		Nine Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
Net (loss) income:
As reported	$(124,321)	$662,084	$893,362	$(458,967)
Less: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(82,934)	(165,042)	(226,507)	(578,502)

Pro forma	$(207,255)	$497,042	$666,855	$(1,037,469)
Basic net (loss) income per share:
As reported	$(0.01)	$0.05	$0.07	$(0.04)
Pro forma	$(0.02)	$0.04	$0.05	$(0.08)
Diluted net (loss) income per share:
As reported	$(0.01)	$0.05	$0.06	$(0.04)
Pro forma	$(0.02)	$0.04	$0.05	$(0.08)

        The pro forma amounts shown above are not necessarily representative of the impact on net income in future periods.

Non-cash Investing and Financing Activities

        Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. For the nine months ended August 31, 2004, non-cash activities included the following items:

Investing Activities:

Asset Acquisition

Details of Acqusition (Also see notes 7 and 8)	SendTraffic.com
Fair Value of assets acquired	$6,681,363
Liabilities assumed	(1,503,797)
Stock issued (net of accrued registration costs of $22,500)	(1,505,603)

Cash paid	$3,671,963
Less: cash acquired	(196,812)

Net cash paid for acquisition	$3,475,151

        In the Company's Asset Acquisition Agreement for the acquisition of the assets of Send Traffic, Send Traffic warranted that certain financial information contained in its unaudited June 30, 2004 balance sheet was accurate, and if such financial information ultimately proved post-closing to have been inaccurate, Send Traffic would return to the Company any shortfall. In order to ensure compliance with such warranty, the Company retained in escrow $250,000 of the purchase price. The Company is continuing in discussions with the principals of Send Traffic regarding the final determination of the June 30, 2004 balance sheet. Management believes that the culmination of such discussions will result in the retention by the Company of the $250,000 maintained thereby in escrow, as well as a return of additional cash and/or stock delivered as part of the purchase price at closing. The value of this return of previously expended consideration, if any, will serve to reduce the Goodwill recorded at July 1, 2004. The escrowed amount has been included in the Company's unrestricted cash and cash equivalent accounts.

License Acquisition

        On March 24, 2004, the company entered into a license agreement with LiveOnTheNet.com Inc. The agreement allows the Company to market to consumers under its own brand name (Click Help), a software program, which enables home PC users to access customer service operators who provide real-time support for questions related to their personal computers.

        The total cost of the software license was $200,000, payable in eleven monthly installments of $15,000, due on the first of the month, commencing April 1, 2004. As of August 31, 2004, the Company had made $110,000 in payments on the license agreement, which included a $35,000 down payment and five of the monthly installments. The $90,000 unpaid balance due under the license is included in accrued expenses and accounted for as a non-cash investing activity for cash flow purposes.

        The license is being amortized on the straight-line basis over a five year period.

3.     Earnings Per Share

        The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
Denominator:
Denominator for basic earnings per share-weighted average shares	13,492,677	12,763,288	13,185,138	12,757,346
Effect of dilutive securities:
Stock options	—	292,869	668,602	—

Denominator for diluted earnings per share-adjusted weighted average shares	13,492,677	13,056,157	13,853,740	12,757,346

        Options to purchase 2,462,917 and 1,769,998 shares of common stock for the three months ended August 31, 2004 and 2003, respectively, and 676,017 and 3,015,494 for the nine months ended August 31, 2004 and 2003, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

4.     Comprehensive Income (Loss)

        The Company presents foreign currency translation adjustments and unrealized gains and losses on its marketable securities (net of tax, when applicable) as a component of "comprehensive income (loss)" and are presented below:

	Three Months Ended		Nine Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
Net (loss)income	$(124,321)	$662,084	$893,362	$(458,967)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	112,029	142,734	(56,683)	232,337
Unrealized loss from available-for-sale securities, arising during the period, net of income taxes of $-0-	16,019	49,833	190,410	204,127

Comprehensive income(loss)	$3,727	$854,651	$1,027,089	$(22,503)

5.     Advertising and Marketing

        The Company's advertising and marketing costs, incurred in the advertising and marketing of the Company's, and its clients', products, services and promotional offers, have historically been comprised of (1) costs associated with the transmission of email marketing messages, both from internal sources and external third-party vendors, (2) costs associated with the purchase of on-line consumer data (including registered users to the Company's websites), (3) costs associated with the fulfillment obligations relating to premiums offered in conjunction with the Company's promotions, and (4) email and website program promotional and creative development costs. During the quarter ended August 31, 2004, pursuant to the asset acquisition of SendTraffic.com,Inc., the Company recorded the costs of its search engine marketing activities in its advertising and marketing cost accounts. All such costs are charged to operations (1) at the time of the email transmission, (2) upon receipt of the qualified consumer data, (3) at the time the promotional and creative services are provided, and/or (4) at the time the search engine marketing media purchases are incurred, respectively, and are included as a component of cost of sales.

        Total advertising and marketing costs included in cost of sales for the three months ended August 31, 2004 and 2003 were approximately $5,472,000 and $3,207,000, respectively, and for the nine months ended August 31, 2004 and 2003, were approximately $13,164,000 and $8,773,000, respectively.

6.     Segment Information

        Segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. Disclosure is also required about products and services, geographic areas and major customers. The Company's segments operate principally in the United States with a presence in Canada; the Canadian presence contributed an immaterial amount to consolidated net revenues and consolidated net income. The Company's three principle operating segments are: (a) E-commerce, (b) Off-line Marketing Services, and (c) LEC Billed Products and Services. The balance of the Company's operations, immaterial individually and in the aggregate, are included as part of Corporate. This business segment delineation is consistent with the Company's management and financial reporting structure based on products and services. The Company evaluates performance based on many factors, with the primary criteria being each segment's adjusted EBITDA, which is defined as net income excluding (i) special charges, (ii) interest expense, (iii) interest and dividend income, (iv) net gains (losses) on the sale of marketable securities, (v) permanent impairment charges to long-lived assets, (vi) other nonoperating income, (vii) minority interest (income)loss, (viii) depreciation, (ix) amortization and (x) income taxes. The Company shares a common workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate. The following tables set forth the Company's financial results, by management's performance criteria, by operating segment. All revenues are from nonintersegment sources, and, therefore no intersegment elimination applies.

Segment Data—Net Revenue

	Three Months Ended		Nine Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
E-commerce	$9,750,567	$7,972,197	$24,859,773	$21,713,844
Off-line Marketing Services	—	—	—	2,017,225
LEC Billed Products and Services	457,981	531,070	1,658,924	1,312,031

Consolidated totals	$10,208,548	$8,503,267	$26,518,697	$25,043,100

Segment Data—Gross Profit

	Three Months Ended		Nine Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
E-commerce	$4,188,063	$4,571,881	$11,458,253	$12,830,488
Off-line Marketing Services	—	—	—	1,755,439
LEC Billed Products and Services	(314,910)	273,023	(217,919)	593,533

Consolidated totals	$3,873,153	$4,844,904	$11,240,334	$15,179,460

Segment Data—Adjusted EBITDA*

	Three Months Ended		Nine Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
E-commerce	$1,184,475	$1,018,918	$4,168,965	$1,378,939
Off-line Marketing Services	—	—	—	203,094
LEC Billed Products and Services	(426,860)	145,160	(521,606)	185,885

Consolidated totals	$757,615	$1,164,078	$3,647,359	$1,767,918

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

Segment Data—Depreciation and Amortization

	Three Months Ended		Nine Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
E-commerce	$263,383	$259,033	$794,115	$927,803
Off-line Marketing Services	—	—	—	6,877
LEC Billed Products and Services	—	—	—	—

Consolidated totals	$263,383	$259,033	$794,115	$934,680

Segment Data—Reconciliation of Reportable segment's Adjusted EBITDA to consolidated income (loss) before taxes

	Three Months Ended		Nine Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
Adjusted EBITDA—by segment
E-commerce	$1,184,475	$1,018,918	$4,168,965	$1,378,939
Off-line Marketing Services	—	—	—	203,094
LEC Billed Products and Services	(426,860)	145,160	(521,606)	185,885

Total Adjusted EBIDTA	757,615	1,164,078	3,647,359	1,767,918

Items effecting Adjusted EBITDA in arriving at consolidated (loss) income before taxes
Corporate (expense)	(1,089,683)	(544,899)	(2,939,926)	(2,765,863)
Depreciation and amortization (expense)	(263,383)	(318,589)	(794,115)	(1,139,147)
Interest income and dividends	137,572	111,723	360,293	377,779
Realized gains on marketable securities	9,478	—	32,148	4,068
Realized gain on sale of subsidiary	195,000	90,000	589,900	1,165,000
Other non-operating income(expense)	(1,577)	(18,079)	337,310	(79,708)
Minority interest in income of subsidiary	—	—	—	(137,567)

Total items effecting Adjusted EBITDA	(1,012,593)	(679,844)	(2,414,390)	(2,575,438)

Consolidated (loss) income before taxes	$(254,978)	$484,234	$1,232,969	$(807,520)

7.     Asset Acquisitions and Asset Dispositions

Acquisition

        On June 30, 2004, the Company, through its wholly owned subsidiary, New Send Inc., acquired substantially all of the assets and certain liabilities of SendTraffic.com, Inc. and the Traffic Group, LLC ("SendTraffic"). SendTraffic is an Internet search engine marketing company, which provides full service search engine marketing solutions to numerous clients through its working relationships with major search engines, including Google, MSN, Overture and Ask Jeeves.

        The acquisition was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, "Business Combinations". As such, the Company recorded the net assets of SendTraffic at their estimated fair market value. SendTraffic's operating results, for the period July 1, 2004 to August 31, 2004, are included in the consolidated results of operations of the Company for the three and nine month periods ended August 31, 2004.

        The purchase price was approximately $5.53 million and was comprised of $3.75 million in cash and $1.78 million (or 233,941 shares) of the Company's common stock. As discussed above in Note 2 under the heading "Non-cash investing and Financing Activities", the Company is in discussions with the principals of SendTraffic regarding the final determination of the June 30, 2004 SendTraffic balance sheet. Management believes that the culmination of such discussions will result in the return of a portion of the cash and stock delivered as purchase price at closing. The value of this return of previously expended consideration, if any, will serve to reduce the goodwill recorded at July 1, 2004. Based on a preliminary valuation, the reported purchase price includes $4,938,000 of goodwill and $471,000 of identifiable intangibles.

        Under Statement of Accounting Standards No.142, "Goodwill & Intangible Assets", goodwill is not amortized. Instead, the amount of goodwill is reviewed for impairment on an annual basis. The identifiable intangibles consist of employment contracts and internally developed software, which will be amortized on a straight-line basis over estimated useful lives of 5 and 3 years, respectively.

Dispositions

        In March of Fiscal 2003, the Company sold its majority-owned subsidiary, Montvale Management LLC to Mortgage Industry Consultants, LLC ("MIC") for $1.6 million, plus its investment. Traffix had obtained its 51% interest in September of 1999 through an initial investment of approximately $50,000. Pursuant to the terms of the sale, we received $1 million in cash at closing on March 7, 2003. Additionally, we received a note from the Purchaser for $600,000, payable in 24 monthly installments of $25,000. As of October 1, 2004, twenty installments were received under the note. The Company has also received approximately $299,000, representing its GAAP basis capital account in such majority-owned subsidiary as at November 30, 2002.

        Based on management's assessment of Montvale's future cash flows, after taking into consideration Montvale's increased obligations with respect to the note obligations due the Company, the Company has deemed it prudent to defer recognition of income on the unpaid portion of the note. Recognition will take place in future periods under the cost recovery method.

        The Company also entered into a two-year Media Purchase Agreement whereby it agreed to provide certain media lead generation and related services to the continuing owners of Montvale for consideration of $40,000 per month over the term of the agreement. As of October 1, 2004, twenty installments were received under the Media Purchase Agreement.

8.     Goodwill and Identifiable Intangibles Assets

        The gross carrying value of goodwill and the gross carrying value and accumulated amortization of other intangibles are as follows:

	As of Aug. 31, 2004		As of November 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
GroupLotto identifiable intangibles:
GroupLotto Site Brand Recognition	$722,922	$450,078	$722,922	$341,640
GroupLotto Database	433,754	270,047	433,754	204,983
Intellectual Property Assets	289,169	180,031	289,169	136,656
Marketing Right License Fee	500,000	310,000	300,000	300,000
Infiknowledge identifiable intangibles:
Internet Game Suite	231,419	126,057	231,543	91,438
Intellectual Property Assets	173,564	94,543	173,657	68,578
Market Position Acquired	192,849	105,048	201,525	79,583
Thanksmuch identifiable intangibles:
Profiled customer data	50,000	40,139	50,000	28,209
Restrictive Covenants	10,000	6,378	10,000	4,307
SendTraffic identifiable intangibles:
Employment Contracts	246,000	8,200	—	—
Marketing Dashboard	225,000	12,500	—	—

Total amortizable intangible assets	$3,074,677	$1,603,021	$2,412,570	$1,255,394

Unamortized intangible assets:
Goodwill—Infiknowledge	$770,329		$781,789
Goodwill—SendTraffic	4,937,914		—
Goodwill—Thanksmuch	289,736		289,736

Total Goodwill	$5,997,979		$1,071,525

        The Infiknowledge identifiable intangibles and unamortizable goodwill carrying value changes as a result of the effects of foreign currency exchange translation.

        The Internet and E-commerce industries, within which the Company conducts the majority of its business and has extensive experience, are dynamic and constantly evolving business arenas. Based on its experience in these industries, the Company evaluated the nature of each of the components of the identifiable intangible assets and determined that three and five-year useful lives, with corresponding straight-line amortization, are the most accurate available means of estimating such assets' finite lives. In future fiscal periods, if facts or circumstances arise that indicate the useful lives assigned to such assets was, in fact, inaccurate, the Company will make the appropriate adjustments at that time.

        Goodwill is not amortized but is tested for impairment in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate an impairment has occurred. Management's estimation of implied fair value of goodwill is compared to its carrying value in the assessment and determination of impairment, if any.

        The future intangible amortization expense for the next five fiscal years is estimated to be as follows:

	2004	2005	2006	2007	2008
GroupLotto Identifiable intangible amortization:
GroupLotto Site Brand Recognition	$144,595	$144,595	$92,114	$—	$—
GroupLotto Database	86,757	86,757	55,268	—	—
Intellectual Property Assets	57,838	57,838	36,846	—	—
Marketing Right License Fee	15,000	20,000	20,000	20,000	20,000

Total Group's amortization	$304,190	$309,190	$204,228	$20,000	$20,000

Infiknowledge Identifiable intangible amortization:
Cost allocated
Internet Game Suite	$43,154	$43,154	$43,154	$742	$—
Intellectual Property Assets	32,365	32,365	32,365	556	—
Market Position Acquired	35,962	35,962	35,962	618	—

Total Group's amortization	$111,481	$111,481	$111,481	$1,916	$—

ThanksMuch Identifiable intangible amortization:
Profiled customer data	$16,667	$5,694	$—	$—	$—
Restrictive Covenants	2,000	2,000	1,122	—	—

Total Group's amortization	$18,667	$7,694	$1,122	$—	$—

SendTraffic identifiable intangible amortization:
Employment Contracts	$24,600	$49,200	$49,200	$49,200	$49,200
Marketing Dashboard	37,500	75,000	75,000	37,500	—

	$62,100	$124,200	$124,200	$86,700	$49,200

Summary
GroupLotto Identifable intangibles:	$304,190	$309,190	$204,228	$20,000	$20,000
Infiknowledge Identifable intangibles:	111,481	111,481	111,481	1,916	—
ThanksMuch Identifable intangibles:	18,667	7,694	1,122	—	—
SendTraffic identifiable intangibles:	62,100	124,200	124,200	86,700	49,200

Total identifiable intangible amortization	$496,438	$552,565	$441,031	$108,616	$69,200

9.     Litigation

        We are subject to legal proceedings, lawsuits and other claims, brought by: (1) consumers of our products and services; (2) our clients; (3) consumers of our clients' products and services; and (4) others bringing claims that arise in the normal course of our business. Legal proceedings are subject to numerous uncertainties rendering the prediction of their outcome difficult. As a result of such uncertainty, we are unable to estimate the ultimate outcome of any of the subsequently mentioned claims, and, accordingly, no provision for loss has been recorded. We believe that individually, and in the aggregate, the ultimate settlement of the subsequently mentioned claims should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

        In March 2004, the Court granted our motion for summary judgment dismissing the complaint. In August 2004, that judgment was affirmed on appeal, and reargument of the appeal was denied by the Circuit Court in September 2004.

        Plasmanet—On November 21, 2002, Plasmanet, Inc., one of our competitors, commenced an action alleging patent infringement and misappropriation of trade secrets entitled Plasmanet, Inc. v. Apax Partners, Inc., et al., Case No. 02 Civ 9290 (S.D.N.Y.). Plasmanet operates a website, FreeLotto.com, which is similar to one operated by GLI. Plasmanet alleges that on September 24, 2002 it obtained a patent for a "Free Remote Lottery System" and that we infringed said patent. In addition, Plasmanet asserted that trade secrets were contained in a private placement memorandum and that we misappropriated these trade secrets after we were allegedly shown such private placement memorandum by an agent of Plasmanet's investment banker. The complaint seeks injunctive relief and unspecified money damages. We asserted counterclaims, inter alia, to declare Plasmanet's patent invalid. In December 2003, the complaint was dismissed with prejudice with respect to Plasmanet's patent infringement claim and our counterclaims, and without prejudice with respect to the misappropriation of trade secrets claim. Such misappropriation claim has been reasserted by Plasmanet in New York court (Sup. Ct. N.Y. Co., January 27, 2004, Index No. 60021-04). We believe there is no merit to the reasserted claim and have filed a motion to dismiss this claim, and are awaiting a decision. We intend to vigorously defend against this action.

        Qwest Communications, Inc. notified us of an indemnification claim relating to a class action filed against Qwest in Minnesota, Bindner v. LCI International Telecom Corp. et al., District Court of Minnesota, County of Sibley, Case No. C0-00-242. In that action, plaintiffs claim that from September 1998 to July 1999, they were misled when they were solicited to change their long distance carrier to Qwest. They assert that they were not told that they would have to stay at certain hotels and pay their regular rates as part of a promotion, which offered them free airline tickets. We introduced the promotion ("Fly Free America") to Qwest, and were retained by Qwest to operate the telemarketing campaign. In or about May 2000, we and Qwest entered into an agreement terminating our contract and settling the amount due us (the "May 2000 Agreement"). The May 2000 Agreement contained language which Qwest claims obligates us to indemnify Qwest for any loss it may sustain by reason of this class action. We maintain that we have no liability in the matter. Fraud claims in the class action have been dismissed, leaving breach of contract and false advertising claims. The court has certified the class and Qwest is defending the action. The class and defendants, without consulting us, reached a tentative settlement of the action which would provide for Qwest to pay $600,000 to $700,000 in cash to the named plaintiffs and plaintiffs' counsel and up to $1.5 million in additional cash depending on the number of claimants who file a proof of claim. A fairness hearing on the settlement was scheduled for October 11, 2004. At the fairness hearing, the tentative settlement agreement was approved by the court, the court stated that there was no finding of any liability against Qwest and, we understand, the court reserved judgment on the issue of plaintiffs' counsels' fees.

        In November 2002, we commenced an arbitration against Qwest to recover certain amounts due us pursuant to the May 2000 Agreement. In December 2002, Qwest filed counterclaims in the arbitration relating to the Fly Free America program. Qwest asserts that we must indemnify Qwest for, among other things, fines and penalties amounting to approximately $1.5 million which Qwest claims it paid in connection with a number of consent decrees it entered into with various state attorneys general, an unspecified amount of attorneys' fees, and any and all expenses, penalties or other amounts Qwest becomes liable for in connection with the class action. Qwest also seeks reimbursement of approximately $3.1 million it paid us pursuant to the May 2000 Agreement. A panel of arbitrators was appointed in December 2003 and a preliminary conference was held in January 2004. After the conference, a schedule was established for substantive motions and for hearings in June 2004. The arbitrators also provided for exchanges of information in the arbitration subject to Qwest's right to seek to prevent such exchanges. Qwest moved to prevent exchanges of information and this application was granted. Qwest moved for summary judgment with respect to its indemnification counterclaim. That motion was denied. We believe that there is no merit to Qwest's counterclaims and intend vigorously to defend against them, as well as to pursue our claim. The arbitration hearing is currently scheduled for October 25, 2004, but it is anticipated that the hearing will be adjourned until February 2005.

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

Missouri Civil Investigative Demand

        On September 26, 2003, we were served with a Civil Investigative Demand by the Missouri Attorney General's Office requesting certain documents and inquiring into our Company's merchandising practices in connection with games of chance available for entry at grouplotto.com. We have responded to the document and information requests and await a response from the Missouri Attorney General's Office. Since there has been no further communications from the Missouri Attorney General after our submission, counsel has advised us that they deem this matter closed.

        As stated above, we are unable to determine the ultimate outcomes of any of the foregoing claims or demands, and, accordingly, no provision for loss has been recorded in the financial statements included in this Report.

10.   Subsequent Events

        On October 14, 2004, our Board of Directors declared a dividend from our retained earnings of $0.08 per share on the outstanding shares of our common stock for the quarter ended August 31, 2004. Such dividend is payable on or about November 10, 2004 to holders of record of such shares at the close of business on November 1, 2004. We can give you no assurance that our Board will declare any dividends in future fiscal periods. Any further declarations will depend upon our performance, the level of our then current and retained earnings, if any, available capital and projected capital requirements necessary for operations, and other pertinent factors. You should not rely on any prior approvals of our Board as an indicator of its intent to approve the declaration of any dividends in the future.

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

Overview

        We are a leading on-line direct marketing company that uses our on-line media network to generate leads, customers and sales for our proprietary products and services, and our corporate clients' products and services. We provide complete end-to-end marketing solutions for companies seeking to increase sales and customers through on-line marketing programs, and database development and enhancement programs. The services we offer include the development of a complete creative promotion to be used to market the client's product to consumers, broadcasting a promotion on-line in order to generate new customers for the client, delivery of data files from the results of campaigns, creating and hosting the customized websites or web pages necessary to effect the consumer transaction that drives the client's sales and generating comprehensive reporting in order for the client to analyze the effectiveness of a promotion. We use our websites, on-line promotions, interactive games, email marketing and database of permission-based, profiled records (and the on-line media of third parties) to generate the customers, sales and leads for our clients, and for our own product and service offers. We are paid by our clients primarily on a success- based model, in that we receive a fee for every lead, customer or sale generated for the client.

        In addition to our third-party client-based revenue, we generate revenue directly from consumers from our own products and services. In Fiscal 2003, we expanded our line of direct-to-consumer products and services to include Internet based services, such as iMatchUp.com, our on-line dating service, as well as TXNet/WorldWebAccess, our ISP and email products, and in the three months ended May 31, 2004, we introduced Click-Help, our on-line technical assistance product for the home PC user, which together comprise our LEC Billed Products segment. These "direct-to-consumer" generated products and services accounted for approximately $2.2 million and $6.4 million, or 21% and 24%, respectively, of our revenue during the three and nine-month periods ended August 31, 2004, compared to $1.9 million and $3.9 million, or 23% and 15% for the three and nine-month periods ended August 31, 2003.

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

On-Line Marketing

        We own and operate a number of on-line properties, such as our free on-line sweepstakes group of sites (sponsored by our sweepstakes management subsidiary, PrizeDistributors, Inc.) including Prizeamerica.com and GroupLotto.com; our consumer credit site, AtlasCreditGroup.com; our automobile information and lead generation site, AtlasAutomotiveGroup.com; our legal music download site, EZTracks.com; and our premier on-line dating service, iMatchup.com. We also operate a number of interactive games and promotions such as Direct Deposit Promotions and Prizecade.com. We generate traffic to our websites from cross marketing, marketing to our database and marketing on the media of third parties. Our Web properties and our marketing activities are designed to generate real-time response-based marketing results for our corporate clients, as well as for our own product and service offers. When visiting our on-line properties, consumers are given the opportunity to purchase, sign-up for, ask to be contacted regarding, or simply indicate an interest in, hundreds of offers for various products and services. Specifically, through these interactive Web properties we generate a variety of transactional results ranging from (a) Web traffic, (b) inbound telemarketing calls, (c) outbound telemarketing leads, (d) demographically/psychographically profiled lists of consumers, (e) highly-targeted customized response-based leads, (f) completed applications for products, and (g) sales of products and services.

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

        We own and operate several other websites such as AtlasCreditGroup.com, TheBargainSpot.com, AltasAutomotiveGroup.com, EZTracks.com, prizecade.com and jewelclaimcenter.com. Such websites are deployed to generate revenue for our clients in a similar manner as the PrizeDistributor, Inc. model described above. Each of these sites is designed to appeal to a specific consumer interest category that we match with product promotions that appeal to such interest category.

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

TRAFFIX'S PRODUCTS AND SERVICES AND NEW SUBSIDIARY

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

        During the three-month periods ended August 31, 2004 and 2003, the combination of all of these newly introduced services generated approximately $2.2 million and $1.9 million, respectively, or approximately 21% and 23%, respectively, of consolidated net revenue. During the nine month periods ended August 31, 2004 and 2003, the combination of all of these newly introduced services generated approximately $6.4 million and $3.8 million, respectively, or approximately 24% and 15%, respectively, of consolidated net revenue.

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

        On June 30, 2004, we acquired the assets of a New York based search engine marketing company, SendTraffic.com, Inc. SendTraffic provides full service search engine marketing solutions to numerous clients in a variety of industries. SendTraffic develops search engine campaigns that enable its clients to maximize their marketing budget, grow their revenue cost-effectively, and monitor the results of their search engine marketing activities on a real-time basis. SendTraffic has five years of search engine marketing experience, having worked extensively with the major search engines and portals, including Google, MSN, Overture, FindWhat, Yahoo, AOL, Ask Jeeves and LookSmart. We use SendTraffic to generate search engine traffic to the many websites and marketing programs we own or operate.

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

SEGMENT INFORMATION

        During the three and nine-month periods ended August 31, 2004 and 2003, we generated revenue from the following segments: E-Commerce, Off-line Marketing (the subsidiary responsible for this activity was sold on March 7, 2003) and LEC Billed Products. The E-Commerce segment currently represents the core of our business operations. Revenue in the E-commerce segment is generated primarily from marketing of third-party products and services on our websites and through email. The Off-Line Marketing services segment had consisted of revenue generated by us through off-line direct marketing channels. The LEC Billed Products segment consists of our proprietary LEC billed products, marketed under the brands Click-Help, TXNet ISP and WorldWebAccess, Inc. These products were introduced during Fiscal 2003 and 2004.

        Segment information is set forth in Note 6 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section included herein.

RESULTS OF OPERATIONS

        The following is a discussion of our results of operations for the three and nine-month periods ended August 31, 2004 and 2003. It should be read in conjunction with our Form 10-K as filed for the year ended November 30, 2003, the notes thereto and other financial information included elsewhere in this report.

THREE MONTHS ENDED AUGUST 31, 2004 AND AUGUST 31, 2003

        Our net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three-month periods ended August 31, 2004 and August 31, 2003, are detailed in the following tables:

SEGMENT DATA—NET REVENUES, BY SEGMENT, BY COMPONENT

	Three Months Ended
	August 31, 2004	August 31, 2003	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-Commerce components
iMatchUp.com dating sites	$1,704,276	$1,396,019	$308,257	22%
GroupLotto.com and other web sites	4,564,961	3,595,080	969,881	27%
Search Engine Marketing revenue	862,585	—	862,585	100%
Email marketing programs	1,822,097	2,066,636	(244,539)	(12)%
Data sales and rentals	451,545	348,772	102,773	29%
Sales of jewelry and gifts	45,952	269,030	(223,078)	(83)%
Internet game development and other	299,151	296,660	2,491	1%

Total E-commerce	9,750,567	7,972,197	1,778,370	22%

LEC Billed Products and Services components
Click-Help, WWA and TXNet LEC Products	457,981	531,070	(73,089)	(14)%

Total LEC Billed Products and Services	457,981	531,070	(73,089)	(14)%

Total Consolidated Net Revenue	$10,208,548	$8,503,267	$1,705,281	20%

        Net Revenue increased approximately $1.7 million, or 20%, to $10.2 million for the three months ended August 31, 2004 from $8.5 million in the comparable prior year period. The primary factor contributing to the increase in consolidated net revenue was related to a net increase of approximately $1.8 million in revenues earned by our E-commerce segment. This E-commerce segment increase is attributable to two factors: (1) a net increase in revenue of approximately $0.8 million, from revenue earned by our core revenue-generating base; and (2) revenue earned from our July 1, 2004 acquisition of the assets of a search engine marketing business, SendTraffic.com, Inc., with such revenues accounting for $0.9 million, or 8.5% of quarterly revenue.

        The increase in revenue from our core operations resulted primarily from our ability to generate increased traffic to our websites, which yielded a 27%, or $1.0 million increase in revenue from our GroupLotto and other websites when compared to the prior year's comparable quarter. Additionally, revenue increased from: (1) memberships in our iMatchUp.com dating sites by $0.3 million, or 22%, when compared to the prior year's comparable quarter; and (2) our sales and rentals of data by $0.1 million, or 29% when compared to the prior year's comparable quarter.

        Offsetting the foregoing revenue increases within our E-commerce segment were declines in revenue from our email marketing programs (approximately 12%, or $0.2 million) and online sales of jewelry and gift items (approximately 83%, or $0.2 million). We believe that a primary cause of the email marketing revenue decline resulted from the ISP's that have increased their filtering of commercial email, regardless of whether the email is permission-based.

        Our cost of sales during the three months ended August 31, 2004 and August 31, 2003 were comprised of (1) direct and indirect marketing costs associated with the acquisition and retention of consumers for our marketing programs, including direct response email marketing costs, website registrations, customer profiles, other customer acquisition costs (such as outbound telemarketing), promotional and creative costs, and premium fulfillment costs, and (2) the related contingent-based sweepstakes indemnification expense, billing and collection fees and customer service costs.

        Our cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three-month periods ended August 31, 2004 and August 31, 2003, are set forth below:

CONSOLIDATED COST OF SALES, BY SEGMENT, BY COMPONENT

	Three Months Ended
	August 31, 2004	August 31, 2003	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce
Advertising, promotion and fulfillment costs
Email marketing and related delivery costs	$1,112,735	$906,210	$206,525	23%
Website registrations, customer profiles and other related customer acquisition costs	3,545,093	2,220,991	1,324,102	60%
Promotional, creative and other costs	86,859	80,145	6,714	8%
Search Engine Marketing Costs of Revenue	727,042	—	727,042	100%

Total E-commerce Advertising	$5,471,729	$3,207,346	$2,264,383	71%

Service Bureau fees
Contingent based prize indemnification costs	$90,775	$192,970	(102,195)	(53)%

Total E-commerce Cost of Sales	$5,562,504	$3,400,316	$2,162,188	64%

LEC Billed Products and Services
Service Bureau fees
Service provision, billing and collection fees	$772,891	$258,047	514,844	200%

Total LEC Billed Cost of Sales	$772,891	$258,047	$514,844	200%

Consolidated Cost of Sales	$6,335,395	$3,658,363	$2,677,032	73%

        Cost of sales on a consolidated basis increased $2.7 million, or 73%, to $6.3 million for the three months ended August 31, 2004 from $3.7 million in the comparable prior year period.

        The primary factor contributing to the increase in consolidated costs of sales was related to a net increase of approximately $2.2 million in costs incurred by our E-commerce segment in the generation of its increased revenues. This E-commerce segment cost increase is attributable to two factors: (1) a net increase in costs of approximately $1.4 million from our core revenue-generating activities; and (2) the inclusion of the cost of revenue generation from our July 1, 2004 acquisition of SendTraffic, with such cost of revenues accounting for $0.7 million, or 11.5% of quarterly consolidated cost of sales.

        The E-commerce segment increase in the cost of sales from our core revenue generating activities resulted from: (1) approximately $1.3 million in costs incurred for website registrations, customer profiles and other costs of online customer acquisitions, all necessary to support our increased E-commerce revenue generation, as discussed above; (2) an increase in email marketing costs (which includes certain operating costs necessary to handle the email operations business of our Infiknowledge subsidiary) to: (a) promote the segment's revenue generating opportunities; and (b) to cause potential customers to visit the Company's websites, and once there to register, and become customer profiles available to be marketed in current and future fiscal periods; and (3) a decrease in contingent prize indemnification costs of approximately $0.1 million, attributable to a reduction in the size of the sweepstakes prizes, and the related impact on indemnification pricing. Also, see "Consolidated Gross Profit, by Segment" for a discussion of anticipated future revenue recognition as a result of current period costs incurred.

        Other increases in cost of sales related to our LEC Billed Product segment, which amounted to approximately $0.5 million, or an increase of 200%, when compared to the prior year's comparable period. In addition, in the quarter, the Company incurred a significant increase in marketing expenditures due to the further test marketing of using outbound telemarketing for customer acquisition for this segment. Such marketing expenditures amounted to approximately $0.3 million in the third quarter of Fiscal 2004. Management believes this marketing has established recurring billed customers that will generate revenues unencumbered by additional marketing costs in future fiscal quarters. The Company currently does not intend to continue using outbound telemarketing for this business line in future periods, but does intend to apply the results of this test marketing to market other products and services through this outbound telemarketing channel. In addition, the Company experienced an increase in costs of sales in the quarter due to higher levels of customer service costs on our existing LEC Billed Products customer base.

        Our gross profit in terms of dollars, on a segmental basis, and our gross profit percentage, on a segmental basis, for each of the three-month periods ended August 31, 2004 and 2003, are set forth below:

Consolidated Gross Profit, by Segment

	For the Three Months Ended
	August 31, 2004	August 31, 2003	Change inc(dec) $$$	Change inc(dec) %%%
E-commerce	$4,188,063	$4,571,881	$(383,818)	(8)%
LEC Billed products and services	(314,910)	273,023	(587,933)	(215)%

CONSOLIDATED TOTALS	$3,873,153	$4,844,904	$(971,751)	(20)%

Consolidated Gross Profit Percentages, by Segment

	For the Three Months Ended
			Absolute percentage change inc(dec)	Relative percentage change inc(dec)
	August 31, 2004	August 31, 2003
E-commerce	43.0%	57.3%	(14.3)%	(25.0)%
LEC Billed products and services	(68.8)%	51.4%	(120.2)%	(233.8)%

CONSOLIDATED GROSS PROFIT PERCENTAGE	37.9%	57.0%	(19.1)%	(33.4)%

        Consolidated Gross Profit ("Gross Margin") as a percentage of net revenue was 37.9% during the three months ended August 31, 2004, compared to 57.0% in the prior year's comparable period, representing an absolute percentage point decrease of 19.1%, or a 33.4% decrease on a relative basis.

        The decline in gross profit is primarily attributable to four factors: (1) increased website registration, customer profile and other third party online customer acquisition costs for our websites recognized in our core business; (2) the continued marketing of new customers in the LEC Billed Products segment, coupled with negative chargeback variances realized in the LEC Billed Products segment in three months ended August 31, 2004; (3) the Company's shift in reaction to regulatory changes whereby we migrated a portion of our marketing efforts from higher margin email revenue to lower margin site based revenue; and (4) the gross profit contribution from the SendTraffic.com, Inc. asset acquisition during the period July 1, 2004 (acquisition date) to August 31, 2004, which was approximately 16% (after consolidation and inter-company profit eliminations), and was significantly less than our core business historically recognized gross profit. Additionally, the impact on gross profit from our iMatchUp.com dating sites results from the expensing of the costs of customer acquisition during the period we acquire and pay for the free iMatchUp.com membership account, while the recognition of the revenue is dependent upon whether or not the free account converts to a paying membership. The period that a free account may convert to a billable account ranges from one week after acquisition, to as long as twenty, or more, months after acquisition, based on available historical experience. Therefore, predicated on stabilized acquisition costs in future fiscal periods, we expect that the future conversions of free membership acquisitions to billable members, coupled with the revenue deferred for three-month, six-month and annual memberships at August 31, 2004, as well as the anticipated renewal revenues from such acquired customers, should allow us to report improved gross profit margins in our E-commerce segment in future fiscal quarters.

        Our Selling Expenses for each of the three months ended August 31, 2004 and August 31, 2003 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

  Segment Data—Consolidated Selling Expenses, by Segment, by Component

	For the periods: Three Months Ended
	August 31, 2004	August 31, 2003	Change— inc(dec) $$$	Change— inc(dec) %%%
E-commerce
Fee share commissions	$360,478	$1,066,163	$(705,685)	(66)%
Selling salaries and related expenses	165,857	390,451	(224,594)	(58)%
Travel and entertainment	38,887	23,577	15,310	65%

TOTAL Selling—E-commerce segment	$565,222	$1,480,191	$(914,969)	(62)%

Consolidated Totals	$565,222	$1,480,191	$(914,969)	(62)%

        Selling expenses, on a consolidated basis, decreased approximately $0.9 million, or 62%, from $1.5 million during the three months ended August 31, 2003 to $0.6 million during the three months ended August 31, 2004. The decrease resulted from (a) an approximate $0.7 million decrease in fee share commissions and correlates to our reduced use of third-party databases in our email marketing programs (which decrease relates to the alternative use of capital for increased data acquisition and marketing media costs as discussed in the "Cost of Goods Sold" section, above), and (b) approximately $0.2 million relates to decreases in salaries and related costs resulting from cost-cutting reductions to our sales force undertaken in the quarterly periods subsequent to August 31, 2003.

        Our general and administrative expenses ("G&A") are principally comprised of (i) compensation costs and related expenses for executive, finance, information technology and operation systems, and general administration personnel, (ii) professional fees (which include legal; audit, accounting and tax; Sarbanes-Oxley compliance costs; public relations; database management and consulting; and public company related printing costs), (iii) insurance costs, (iv) occupancy and other equipment rental costs,

(v) site development, maintenance and modification costs related to our various active segments, and (vi) all other general and miscellaneous corporate expense items.

        Our General and Administrative Expenses for the three months ended August 31, 2004 and August 31, 2003 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Consolidated General and Administrative Expenses, by segment, by component

	Three Months Ended
	August 31, 2004	August 31, 2003	Change— inc(dec) $$$	Change— inc(dec) %%%
E-commerce
Compensation costs and related expenses	$1,059,121	$1,055,881	$3,240	0%
Professional fees	144,834	283,941	(139,107)	(49)%
Insurance costs	146,603	124,480	22,123	18%
Occupancy and equipment costs	77,466	85,387	(7,921)	(9)%
Site development, maintenance and modifications	343,066	440,507	(97,441)	(22)%
Search Engine Marketing Overhead	240,672	—	240,672	100%
All other G&A expenses	269,946	224,228	45,718	20%

TOTAL G&A—E-commerce segment	$2,281,708	$2,214,424	$67,284	3%

LEC Billed Products and Services
Compensation costs and related expenses	$56,563	$90,610	$(34,048)	(38)%
Insurance costs	34,035	10,682	23,353	219%
Occupancy and equipment costs	13,509	7,328	6,181	84%
All other G&A expenses	7,844	19,242	(11,398)	(59)%

TOTAL G&A—LEC segment	$111,950	$127,862	$(15,912)	(12)%

Corporate
Compensation costs and related expenses	$512,743	$226,158	$286,585	127%
Professional fees	306,314	104,622	201,692	193%
Insurance costs	121,577	135,838	(14,261)	(10)%
All other G&A expenses	149,049	137,837	11,212	8%

TOTAL G&A—Corporate	$1,089,683	$604,455	$485,228	80%

Consolidated Totals	$3,483,341	$2,946,741	$536,600	18%

        General and Administrative expenses ("G&A") on a consolidated basis increased approximately $0.5 million, or 18%, when comparing G&A of $3.5 million for the three months ended August 31, 2004 to G&A of $2.9 million incurred during the three months ended August 31, 2003. The net increase was attributable to an increase in E-commerce segment ($0.1 million) and Corporate ($0.4 million). The significant increase in E-commerce expenses was attributable to the operating overhead incurred from the July 1, 2004 acquisition of SendTraffic (specifically, for the period July 1, 2004 to August 31, 2004, the SendTraffic overhead included compensation costs and related expenses of approximately $224,000; site development, maintenance and modification costs of approximately $13,200, other G&A of approximately $4,000; and amortization expense of approximately $20,000). The foregoing overhead increases were offset by reduced professional fees related to the Company's core business. Corporate overhead's increase is attributable to increased compensation costs and increased professional fees, primarily resulting from the costs associated with the Sarbanes-Oxley compliance.

        Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP ("FKIWSBR") provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. We incurred approximately $342,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended August 31, 2004. We incurred approximately $95,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended August 31, 2003.

Consolidated—Bad Debt Expense, by Segment

	Three Months Ended
	August 31, 2004	August 31, 2003	CHANGE— INC(DEC) $$$	CHANGE— INC(DEC) %%%
E-commerce	$420,041	$117,382	$302,659	258%

Consolidated Totals	$420,041	$117,382	$302,659	258%

        Bad Debt expense increased approximately $0.3, or 258%, from bad debt expense of $117,382 in the three months ended August 31, 2003 to bad debt expense of $420,041 in the three months ended August 31, 2004. The current quarter's bad debt expense is attributable to one specific customer who accounted for approximately $390,000 (for which the Company is pursuing legal remedies), coupled with an approximate $30,000 increase in our reserve for other smaller accounts. Our allowance for bad debts results from our assessment of the risk of collection embedded in our customer base as described below.

        We continuously evaluate the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition or bankruptcy filings of our customers. As a result of this review process, we record adjustments to bad debt provisions/(recaptures) to reflect the related receivables' carrying amount to amounts that estimate their probable realizable value. Provisions for bad debts are also recorded resulting from the review of other factors, including (a) length of time the receivables are past due, and (b) historical experience and other factors obtained during collection efforts. If circumstances related to specific customers change, our estimates for bad debt provision/(recaptures) could be further increased or decreased in future fiscal periods.

OTHER INCOME (EXPENSE)

        The components of our "Other income (expense)" for the three months ended August 31, 2004 and August 31, 2003 are set forth below:

	Three Months Ended
	August 31, 2004	August 31, 2003	change inc(dec) $$$	change inc(dec) %%%
Other income (expense):
Interest income and dividends	137,572	111,723	$25,849	23%
Realized gains on sale of marketable securities	9,478	—	9,478	100%
Realized gain on sale of subsidiary	195,000	90,000	105,000	117%
Other non-operating income:
Other miscellaneous income(expense)	3,683	(14,845)	18,528	(125)%
Foreign Currency Exchange Rate Fees and interest	(5,260)	(3,234)	(2,026)	63%

Total Consolidated Other Income (Expense)	$340,473	$183,644	156,829	85%

        Consolidated Other Income (Expense) increased approximately $157,000, from approximately $184,000 for the three months ended August 31, 2003, to approximately $340,000 for the three months ended August 31, 2004.

        The material factors contributing to the net increase as set forth in the above table are as follows:

  (a)
  Our current quarter realized $195,000 in installment payment gains from a prior year sale of a subsidiary. Our comparable prior year's quarter had realized $90,000 from such subsidiary sale installments. This increase in installment income realized on subsidiary sales accounted for the $105,000 of net increase in total other income(expense);

  (b)
  Interest income increased approximately $26,000 as the result of increased interest rates earned on the Company's short-term investments.

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

        The three months ended August 31, 2004 reflects a tax benefit of approximately $131,000 on a pre-tax loss of approximately $255,000. This effective tax rate generated a tax benefit of 51% of pre-tax income, which differs from our historically recognized effective tax rate of approximately 39%. A portion of the effective tax rate variance is attributable to tax benefits recognized during the three months ended August 31, 2004, from the use of approximately $0.2 million in previously devalued capital loss carryover deferred tax assets. Such devalued capital loss deferred tax assets were utilized in the three months ended August 31, 2004 to offset the tax expense on the current period's capital gain income of approximately $0.2 million.

NINE MONTHS ENDED AUGUST 31, 2004 AND AUGUST 31, 2003

        Our net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the nine-month periods ended August 31, 2004 and August 31, 2003, are detailed in the following tables:

SEGMENT DATA—NET REVENUES, BY SEGMENT, BY COMPONENT

	Nine Months Ended
	August 31, 2004	August 31, 2003	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-Commerce components
iMatchUp.com dating sites	$4,704,169	$2,539,047	$2,165,122	85%
GroupLotto.com and other web sites	12,502,700	8,774,943	3,727,757	42%
Net branch commission fees	—	355,981	(355,981)	(100)%
Search Engine Marketing revenue	862,585	—	862,585	100%
Email marketing programs	4,841,729	6,597,581	(1,755,852)	(27)%
Data sales and rentals	1,143,201	1,715,364	(572,163)	(33)%
Sales of jewelry and gifts	243,512	771,637	(528,125)	(68)%
Internet game development and other	561,877	959,291	(397,414)	(41)%

Total E-commerce	24,859,773	21,713,844	3,145,929	14%

Off-line Marketing Service components
Net branch commission fees	—	2,017,225	(2,017,225)	(100)%

Total Off-line Marketing Service	—	2,017,225	(2,017,225)	(100)%

LEC Billed Products and Services components
Click-Help, WWA and TXNet LEC Products	1,658,924	1,312,031	346,893	26%

Total LEC Billed Products and Services	1,658,924	1,312,031	346,893	26%

Total Consolidated Net Revenue	$26,518,697	$25,043,100	$1,475,597	6%

        Net Revenue increased approximately $1.5 million, or 6%, to $26.5 million for the nine months ended August 31, 2004, from $25.0 million in the comparable prior year period. E-commerce segment revenue had a net increase of approximately $2.3 million on a comparative basis with the prior year's comparable period, with the total increase in E-commerce revenue of $3.1 million including $0.9 million in revenue earned from our July 1, 2004 acquisition of the assets of a search engine marketing business, SendTraffic. Net revenue in our LEC Billed Product segment increased $0.3 million, to $1.7 million, resulting from increased marketing and enrollment into our various LEC products when compared to approximately $1.3 million in revenue for the prior year's comparable period. Offsetting the foregoing revenue increases was a decline in net revenue that resulted from the sale of our majority-owned subsidiary (Montvale Management, LLC) during the quarter ended May 31, 2003. Such subsidiary accounted for approximately $2.0 million, or 8% of our Off-line Marketing Service segment revenue during the nine months ended August 31, 2003. Our E-commerce segment's net revenue included approximately $0.4 million in online revenue earned by Montvale in Fiscal 2003. In total, Montvale accounted for $2.4 million, or 9.5%, of revenue during the nine-month period ended August 31, 2003.

        Our cost of sales during the nine months ended August 31, 2004 and August 31, 2003 were comprised of (1) direct and indirect marketing costs associated with the acquisition and retention of consumers for our marketing programs, including direct response email marketing costs, website registrations, customer profiles, other customer acquisition costs (such as outbound telemarketing), promotional and creative costs, and premium fulfillment costs, and (2) the related contingent-based sweepstakes indemnification expense, billing and collection fees and customer service costs.

        Our cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the nine-month periods ended August 31, 2004 and August 31, 2003 are set forth below:

Consolidated Cost of Sales, by Segment, by Component

	Nine Months Ended
	August 31, 2004	August 31, 2003	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce
Advertising, promotion and fulfillment costs
Email marketing and related delivery costs	$2,974,381	$3,606,802	$(632,421)	(18)%
Data and profile purchases, and premium costs	9,252,713	4,619,059	4,633,654	100%
Promotional, creative and other costs	210,293	285,765	(75,472)	(26)%
Search Engine Marketing Costs of Revenue	727,042	—	727,042	100%

Total E-commerce Advertising	$13,164,429	$8,511,626	$4,652,803	55%

Service Bureau fees
Contingent based prize indemnification costs	$237,091	$371,730	(134,639)	(36)%

Total E-commerce Cost of Sales	$13,401,520	$8,883,356	$4,518,164	51%

Off-line Marketing Services
Advertising, promotion and fulfillment costs
Telemarketing, direct mail and related costs	$—	$261,786	$(261,786)	(100)%

Total Off-line Marketing Cost of Sales	$—	$261,786	$(261,786)	(100)%

LEC Billed Products and Services
Service Bureau fees
Service provision, billing and collection fees	$1,876,843	$718,498	1,158,345	161%

Total LEC Billed Cost of Sales	$1,876,843	$718,498	$1,158,345	161%

Consolidated Cost of Sales	$15,278,363	$9,863,640	$5,414,723	55%

        Cost of sales on a consolidated basis increased $5.4 million, or 55%, to $15.3 million for the nine months ended August 31, 2004 from $9.9 million in the comparable prior year period.

        The primary factor contributing to the increase in consolidated cost of sales was related to a net increase of approximately $4.5 million in costs incurred by our E-commerce segment in the generation of its increased revenues. This E-commerce segment cost increase is attributable to two factors: (1) a net increase in costs of approximately $3.8 million from our core revenue-generating activities; and (2) the inclusion of the cost of revenue generation from our July 1, 2004 acquisition of SendTraffic, with such cost of revenue accounting for $0.7 million, or 5.0% of consolidated cost of sales during the nine months ended August 31, 2004.

        The E-commerce segment net increase in the cost of sales from our core revenue generating activities resulted from: an increase of approximately $4.6 million in costs incurred for website registrations, customer profiles and other costs of online customer acquisitions, all necessary to support our increased E-commerce revenue generation, as discussed above; offset by (1) a decrease in email marketing costs of approximately $0.6 million, related to our decreased use of third party email vendors in the promotion of our email revenue generating opportunities pursuant to declines in margin resulting from the ISP's increasing their filtering of commercial email messages, regardless of whether the email is permission-based; and (2) a decrease in contingent prize indemnification costs of approximately $0.1 million, attributable to a reduction in the size of the sweepstakes prizes, and the related impact on indemnification pricing. Also, see "Consolidated Gross Profit, by Segment" for a discussion of anticipated future revenue recognition as a result of current period costs incurred.

        Other increases in cost of sales related to our LEC Billed Product segment, which amounted to approximately $1.1 million, or an increase of 161%, when compared to the prior year's comparable period. During the nine months ended August 31, 2004, the Company incurred a significant increase in marketing expenditures due to the test marketing of using outbound telemarketing for customer acquisition for this segment. Such marketing expenditures amounted to approximately $0.7 million during the nine months ended August 31, 2004. Management believes that this marketing has established recurring billed customers that will generate revenues unencumbered by additional marketing costs in future fiscal quarters. The Company currently does not intend to continue using outbound telemarketing for this business line in future periods, but does intend to apply the results of this test marketing to market other products and services through this outbound telemarketing channel. In addition, the Company experienced an increase in costs of sales due to higher levels of customer service costs on our existing LEC Billed Products customer base.

        Our gross profit in terms of dollars, on a segmental basis, and our gross profit percentage, on a segmental basis, for each of the nine-month periods ended August 31, 2004 and 2003, are set forth below:

CONSOLIDATED GROSS PROFIT, BY SEGMENT

	Nine Months Ended
	August 31, 2004	August 31, 2003	Change inc(dec) $$$	Change inc(dec) %%%
E-commerce	$11,458,253	$12,830,488	$(1,372,235)	(11)%
Off-line Marketing services	—	1,755,439	(1,755,439)	100%
LEC Billed products and services	(217,919)	593,533	(811,452)	(137)%

CONSOLIDATED TOTALS	$11,240,334	$15,179,460	$(3,939,126)	(26)%

CONSOLIDATED GROSS PROFIT PERCENTAGES, BY SEGMENT

	Nine Months Ended
			Absolute percentage change inc(dec)	Relative percentage change inc(dec)
	August 31, 2004	August 31, 2003
E-commerce	46.1%	59.1%	(13.0)%	(22.0)%
Off-line Marketing services	0.0%	87.0%	(87.0)%	(100.0)%
LEC Billed products and services	(13.1)%	45.2%	(58.3)%	(129.0)%

CONSOLIDATED GROSS PROFIT PERCENTAGE	42.4%	60.6%	(18.2)%	(30.1)%

        Consolidated Gross Profit ("Gross Margin") as a percentage of net revenue was 42.4% during the nine months ended August 31, 2004, compared to 60.6% in the prior year's comparable period, representing an absolute percentage point decrease of 18.2%, or a 30.1% decrease on a relative basis.

        The decline in gross profit is primarily attributable to four factors: (1) increased website registration, customer profile and other third party online customer acquisition costs for our websites recognized in our core business; (2) the continued marketing of new customers in the LEC Billed Products segment, coupled with increased chargeback experience realized in the LEC Billed Products segment in nine months ended August 31, 2004; (3) the Company's shift in reaction to regulatory changes whereby we migrated a portion of our marketing efforts from higher margin email revenue to lower margin site based revenue; and (4) the gross profit contribution from the SendTraffic.com, Inc.

asset acquisition during the period July 1, 2004 (acquisition date) to August 31, 2004, which was approximately 16% (after consolidation and inter-company profit eliminations), and was significantly less than our core business historically recognized gross profit. Additionally, the impact on gross profit from our iMatchUp.com dating sites results from the expensing of the costs of customer acquisition during the period we acquire and expense the free iMatchUp.com membership account, while the recognition of the revenue is dependent upon whether or not the free account converts to a paying membership. The period that a free account may convert to a billable account ranges from one week after acquisition, to as long as twenty, or more, months after acquisition, based on available historical experience. Therefore, predicated on stabilized acquisition costs in future fiscal periods, we expect that the future conversions of free membership acquisitions to billable members, coupled with the revenue deferred for three-month, six-month and annual memberships at August 31, 2004, as well as the anticipated renewal revenues from such acquired customers, should allow us to report improved gross profit margins in our E-commerce segment in future fiscal quarters.

        Our Selling Expenses for each of the nine months ended August 31, 2004 and August 31, 2003 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Segment Data—Consolidated Selling Expenses, by Segment, by Component

	Nine Months Ended
	August 31, 2004	August 31, 2003	Change— inc(dec) $$$	Change— inc(dec) %%%
E-commerce
Fee share commissions	$868,694	$3,457,055	$(2,588,361)	(75)%
			—
Selling salaries and related expenses	553,549	1,162,379	(608,830)	(52)%
	—	—	—
Travel and entertainment	106,067	111,564	(5,497)	(5)%

TOTAL Selling—E-commerce segment	$1,528,310	$4,730,998	$(3,202,688)	(68)%

Off-line Marketing Services
Fee share commissions	$—	$—	—
Other commissions	—	—	—
Selling salaries and related expenses	—	796,014	(796,014)	(100)%
Occupancy and equipment costs	—	45,623	(45,623)	(100)%
Travel and entertainment	—	5,005	(5,005)	(100)%

TOTAL Selling—Off-line segment	$—	$846,642	$(846,642)	(100)%

Consolidated Totals	$1,528,310	$5,577,640	$(4,049,330)	(73)%

        Selling expenses, on a consolidated basis, decreased approximately $4.0 million, or 73%, from $5.5 million during the nine months ended August 31, 2003 to $1.5 million during the nine months ended August 31, 2004. The decrease was primarily related to an approximate $3.2 million reduction in E-commerce segment selling expenses, of which (a) approximately $2.6 million relates to a decrease in fee share commissions and correlates to our reduced use of third-party databases in the promotion of our email services (which decrease relates to the alternative use of capital for website registration, customer profile and other online customer acquisition costs as discussed in the "Cost of Goods Sold" section, above), and (b) approximately $0.6 million relates to decreases in salaries and related costs resulting from cost-cutting reductions to our sales force undertaken in the third and fourth quarters of Fiscal 2003.

        Additionally, a portion of the decrease, or $0.8 million, resulted from the sale of our majority-owned subsidiary, Montvale Management, LLC, in March 2003.

        Our general and administrative expenses ("G&A") are principally comprised of (i) compensation costs and related expenses for executive, finance, information and operation systems, and general administration personnel, (ii) professional fees (which include legal; audit, accounting and tax; Sarbanes-Oxley compliance costs; public relations; database management and consulting; and public company related printing and filing costs), (iii) insurance costs, (iv) occupancy and other equipment rental costs, (v) site development, maintenance and modification costs related to our various active segments, and (vi) all other general and miscellaneous corporate expense items.

        Our General and Administrative Expenses for the nine months ended August 31, 2004 and August 31, 2003 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

	Nine Months Ended
	August 31, 2004	August 31, 2003	Change— inc(dec) $$$	Change— inc(dec) %%%
E-commerce
Compensation costs and related expenses	$2,925,928	$3,126,773	$(200,845)	(6)%
Professional fees	661,271	1,043,277	(382,006)	(37)%
Insurance costs	425,244	382,761	42,483	11%
Occupancy and equipment costs	200,814	244,269	(43,455)	(18)%
Site development, maintenance and modifications	1,039,555	1,247,365	(207,810)	(17)%
Search Engine Marketing Overhead	240,672	—	240,672	100%
All other G&A expenses	753,682	996,480	(242,798)	(24)%

TOTAL G&A—E-commerce segment	$6,247,166	$7,040,925	$(793,759)	(11)%

Off-line Marketing Services
Compensation costs and related expenses	$—	$—	$—	0%
Professional fees	—	21,229	(21,229)	(100)%
All other G&A expenses	—	691,351	(691,351)	(100)%

TOTAL G&A—Off-line segment	$—	$712,580	$(712,580)	(100)%

LEC Billed Products and Services
Compensation costs and related expenses	$169,687	$268,325	$(98,638)	(37)%
Professional fees	70,809	32,847	37,962	116%
Insurance costs	41,195	20,962	20,233	97%
All other G&A expenses	21,996	85,513	(63,517)	(74)%

TOTAL G&A—LEC segment	$303,687	$407,647	$(103,960)	(26)%

Corporate
Compensation costs and related expenses	$1,513,970	$1,586,426	$(72,457)	(5)%
Professional fees	637,282	524,065	113,217	22%
Insurance costs	370,755	410,608	(39,853)	(10)%
All other G&A expenses	417,918	449,231	(31,313)	(7)%

TOTAL G&A—Corporate	$2,939,925	$2,970,330	$(30,405)	(1)%

Consolidated Totals	$9,490,778	$11,131,482	$(1,640,704)	(15)%

        General and Administrative expenses ("G&A") on a consolidated basis decreased approximately $1.6 million, or 15%, when comparing G&A of $11.1 million for the nine months ended August 31,

2003 to G&A of $9.5 million incurred during the nine months ended August 31, 2004. The significant portion of the net decrease was attributable to decreases in our: (a) Off-line Marketing Service segment ($0.7 million) pursuant to our disposition of our majority-owned subsidiary (Montvale Management, LLC) in March 2003; and (b) E-commerce segment ($0.8 million), relating to reductions in: (i) compensation costs pursuant to cost cutting reductions to our workforce undertaken in the third and fourth quarters of Fiscal 2003, (ii) professional fees reflecting reduced requirements for litigation defense, and (iii) other expenses primarily reflecting the benefit of general cost reduction efforts undertaken in the third and fourth quarters of Fiscal 2003. Additionally, the nine-month period ended August 31, 2004, included approximately $261,000 of overhead related to SendTraffic, which was acquired on July 1, 2004. Specifically, for the period July 1, 2004 to August 31, 2004, the SendTraffic overhead included compensation costs and related expenses of approximately $224,000; site development, maintenance and modification costs of approximately $13,200, other G&A of approximately $4,000; and amortization expense of approximately $20,000.

        Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP ("FKIWSBR") provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. We incurred approximately $638,000 in legal fees (exclusive of disbursements) from FKIWSBR during the nine months ended August 31, 2004. We incurred approximately $596,000 in legal fees (exclusive of disbursements) from FKIWSBR during the nine months ended August 31, 2003.

Consolidated—Bad Debt Expense, by Segment

	Nine Months Ended
	August 31, 2004	August 31, 2003	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce	$307,928	$607,430	$(299,502)	(49)%

Consolidated Totals	$307,928	$607,430	$(299,502)	(49)%

        Bad Debt expense decreased approximately $0.3, or 49%, to bad debt expense of $0.3 million in the nine months ended August 31, 2004, as compared to bad debt expense of $0.6 million in the nine months ended August 31, 2003. The nine-months period ended August 31, 2004 bad debt expense is attributable to one specific customer who accounted for approximately $390,000 of bad debt, coupled with an approximate $83,000 decrease in our reserve for smaller accounts. The nine-months period ended August 31, 2003 bad debt expense was attributable to one specific customer who accounted for approximately $622,000 of bad debt, coupled with an approximate $15,000 decrease in our general reserve. Our allowance for bad debts results from our assessment of the risk of collection embedded in our customer base as described below.

        We continuously evaluate the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition or bankruptcy filings of our customers. As a result of this review process, we record adjustments to bad debt provisions/(recaptures) to reflect the related receivables' carrying amount to amounts that estimate their probable realizable value. Provisions for bad debts are also recorded resulting from the review of other factors, including (a) length of time the receivables are past due, and (b) historical experience and other factors obtained during collection efforts. If circumstances related to specific customers change, our estimates for bad debt provision/(recaptures) could be further increased or decreased in future fiscal periods.

OTHER INCOME (EXPENSE)

        The components of our "Other income (expense)" for the nine months ended August 31, 2004 and August 31, 2003 are set forth below:

	Nine Months Ended
	August 31, 2004	August 31, 2003	change inc(dec) $$$	change inc(dec) %%%
Other income (expense):
Interest income and dividends	$360,293	$377,779	$(17,486)	(5)%
Realized gains on sale of marketable securities	32,148	4,068	28,080	690%
Realized gain on sale of subsidiary	589,900	1,165,000	(575,100)	(49)%
Other non-operating income:
Other miscellaneous income(expense)	13,604	(61,283)	74,887	(122)%
Vendor settlement on prior year marketing fee	350,000	—	350,000	100%
Foreign Currency Exchange Rate Fees and interest	(12,685)	(18,425)	5,740	(31)%
Interest and penalties—Florida tax settlement	(47,790)	—	(47,790)	100%
Reduction of prior year's LEC reserve	34,181	—	34,181	100%
Minority interest (income) loss	—	(137,567)	137,567	(100)%

Total Consolidated Other Income (Expense)	$1,319,651	$1,329,572	$(9,921)	(1)%

        Consolidated Other Income (Expense) decreased approximately $10,000, when comparing the nine months ended August 31, 2003, to nine months ended August 31, 2004.

        The material offsetting factors contributing to the net decrease, in their order of magnitude, as set forth in the above table, are as follows:

  (a)
  Our nine-month period ended August 31, 2004 realized $589,900 in installment payment gains from a prior year sale of a subsidiary. Our comparable prior year's quarter had realized $1.2 million from such subsidiary sale, the bulk of which related to payments received at closing in March 2003. This reduction in gains realized on subsidiary sales accounted for approximately $575,000 of the net decrease in total other income(expense);

  (b)
  We collected $350,000 in settlement of a prior year's marketing agreement dispute. The amount collected had originally been charged to our cost of goods sold accounts in Fiscal 2000. In Fiscal 2000, we had expended $650,000 as a non-refundable prepayment for the delivery of 1 million on-line customers to our website properties under the above referenced marketing agreement. The marketing partner's failure to satisfactorily deliver the requisite number of on-line customers to us was the basis for the settlement received by us during the nine months ended August 31, 2004; and

  (c)
  During the nine months ended August 31, 2004, we settled a Florida Intangible Tax dispute as it related to one of our wholly-owned subsidiaries. The disputed period covered the Florida Intangible tax years of 1997 and 1998. The open years were settled with the Florida Department of Revenue for: (i) an intangible tax assessment of $58,663, which had been accrued for in our tax provision in a previous fiscal year; (ii) interest expense of $39,154; and (iii) penalties of $8,636, with both being expensed in the nine months ended August 31, 2004.

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

        The nine months ended August 31, 2004 reflects a tax expense of approximately $340,000 on pre-tax income of $1,232,969. This effective tax rate of 27% differs from our historically recognized effective tax rate of approximately 39%. We recognized tax benefits from the use of approximately $0.6 million in previously devalued capital loss carryover deferred tax assets. Such prior year devalued capital loss deferred tax assets were utilized in the nine months ended August 31, 2004 to offset the tax expense on the current period's capital gain income of approximately $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES

        As of August 31, 2004, aggregate working capital declined to $34.9 million compared to aggregate working capital of $38.2 million as of November 30, 2003. We had available cash, cash equivalents and readily available marketable debt securities of $34.4 million as of August 31, 2004, compared to available cash, cash equivalents and readily available marketable debt securities of $36.7 million as of November 30, 2003. The equity component of our marketable securities was $1.8 million at August 31, 2004, compared to $1.6 million at November 30, 2003.

        Cash provided by operating activities was approximately $2.4 million for the nine months ended August 31, 2004, compared to approximately $0.6 million in cash provided by operating activities in the nine months ended August 31, 2003, representing an approximate $1.8 million increase in cash provided by operating activities. The primary factor giving rise to the increase in cash provided by operating activities relates to net income of $0.9 million earned during the nine months ended August 31, 2004, when compared to a net loss of $0.5 million incurred during the prior year's comparable period.

        Cash used in investing activities was approximately $5.5 million during the nine months ended August 31, 2004, compared to $14.0 million used in financing activities during the prior year's comparable quarter. The primary use of cash in investing activities in the nine months ended August 31, 2004, related to net cash of approximately $3.5 million expended in the SendTraffic asset acquisition on July 1, 2004. Additionally, cash was expended in the acquisition of short-term marketable debt securities purchased for us by our professional money managers amounting to approximately $2.5 million, and approximately $205,000 paid for capital expenditures and an intangible license asset, with both being offset by the collection of approximately $0.6 million on installments from the prior year's sale of one of our subsidiaries. The prior year's comparable period used cash of approximately $14.0 million, approximately $13.9 million of which was used for the acquisition of short-term marketable debt securities purchased for us by our professional money managers; approximately $1.2 million was provided from proceeds received from the sale of a subsidiary; and approximately $1.3 million was used for capital expenditures payments.

        Cash used for financing activities was approximately $1.6 million for the nine months ended August 31, 2004, compared to $1.0 million used by financing activities for the nine months ended August 31, 2003. During the nine months ended August 31, 2004 we declared and paid three quarterly dividends, amounting to approximately $3.2 million and offset such outflows with approximately $1.6 million in proceeds from stock options exercised. During the nine month period ended August 31, 2003, we had used approximately $1.0 million in payment of our initial dividend declaration, and offset such outflow of cash by inflows of approximately $52,000 in proceeds from stock option exercises.

        Our days-sales-outstanding ("DSO") in accounts receivable at August 31, 2004 was 55 days, compared to 60 days at May 31, 2004, 52 days at February 29, 2004, 46 days at November 30, 2003, and 49 days at August 31, 2003. The decrease in the current quarter's DSO compared to the second quarter of the current fiscal year relates to the reductions in the LEC segment accounts receivable, when comparing August 31, 2004 ($1.1 million) LEC accounts receivable to May 31, 2004 ($1.4 million). The collection cycles attributable to our LEC Billed Products segment activities are longer than that which is recognized in our client billed business. Our DSO may rise above 55 days in future fiscal periods primarily in the event of growth in revenues from the Company's LEC Billed Products segment, and other potential factors not currently identifiable.

        The majority of our customers are extended 30-day credit terms. In limited instances, customer credit is extended to ranges approximating 90 days. Our LEC Billed Products segment collection cycle is a function of the terms of the billing and collection agreements governing such activity, these collection cycles can exceed 90 days. We continually monitor customer adherence to their credit terms and constantly strive to improve the effectiveness of our collection efforts with the goal of achieving a DSO in the 40-day range. Future fiscal periods might not reflect this goal of a 40-day DSO, and might exceed the 55-day DSO recognized in the nine-month period ended August 31, 2004.

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

        In Fiscal 2000, we executed our on-line direct marketing strategy. Our future plans and business strategy may continue to call for our Internet-based E-commerce segment to be our primary operating focus, with such segment generating the material portion of our revenues for the three and nine-month periods ended August 31, 2004. In Fiscal 2002 and 2003 we expended approximately $1.9 and $1.5 million, respectively, for capital expenditures to support our E-commerce business. In the first nine months of Fiscal 2004, capital expenditures have declined to less than $100,000 as a result of the prior two- year's of capital expenditures, which yielded excess capacity. The Company believes that its current infrastructure is adequate to support its E-commerce growth plan, and therefore does not contemplate significant capital expenditure requirements in the near future.

        We may, in future fiscal periods, be required to invest significant amounts of capital into our business. If the Company's operations fail to generate sufficient revenue, we could realize a material adverse impact on our capital and liquidity resources resulting from expenditures necessary to generate such revenue, including, but not limited to, expenditures for (a) marketing campaigns, including media costs and other costs of customer acquisition information, (b) product development costs, (c) site development and maintenance and related technology based costs, (d) potential on-line, and/or off-line, business acquisitions, (e) costs associated with developing alternative means of email promotion delivery, or (f) other unexpected and/or currently unidentifiable costs.

        On June 30, 2004, we consummated the acquisition of the assets of SendTraffic.com, Inc. ("Send") and its affiliated entity, The Traffic Group, LLC, ("TG"), privately held search engine marketing companies based in New York. The Company purchased the assets for approximately $5.0 million, comprised of $3.5 million in cash and 233,941 shares of Traffix common stock. The asset acquisition agreement calls for contingent earn-out payments based on the post closing attainment of certain earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds during the thirty-six month period following the transaction.

        On April 1, 2004, we announced that we had acquired an exclusive license for an operating platform created by LiveOnTheNet.com, Inc. (LOTN), a privately held company. We had announced in February 2004 that we had entered into an agreement to acquire all of the assets of LOTN. The asset acquisition plans were discarded in favor of a license agreement resulting from our final stages of due diligence. The license agreement calls for a total payment of $200,000. A down payment of $50,000 was made at the time of signing the license, and installments of $15,000 were required on the ten monthly anniversary dates following the signing. As of August 31, 2004, four $15,000 installments have been made in accordance with the terms of the license agreement.

        In March 2003, we sold our 51% majority-owned subsidiary, Montvale Management LLC ("Montvale"), to Mortgage Industry Consultants, LLC ("MIC") for $1.6 million, plus our investment. We had obtained our 51% interest in September 1999 through an initial investment of approximately $50,000. The terms of the agreement included an initial payment of $1 million (received in March 2003) followed by an additional $600,000 to be paid in 24 monthly installments of $25,000 each. As of October 1, 2004, fifteen installments were received and recorded as realized gain on sale of subsidiary. Based on management's assessment of Montvale's future cash flows, after taking into consideration Montvale's increased obligations with respect to the note obligations due us, we have deemed it prudent to defer recognition of income on the unpaid portion of the note. Recognition will therefore take place in future periods under the cost recovery method.

        In May 2003, we received approximately $299,000, representing our GAAP basis capital account in such majority-owned subsidiary as at November 30, 2002, pursuant to the terms of the agreement. We also entered into a two-year Media Purchase Agreement whereby we agreed to provide certain media lead generation and related services to the continuing owners of Montvale for consideration of $40,000 per month over the term of the agreement. As of October 1, 2004, we have collected the requisite fifteen payments, for a total of $600,000.

        In the fiscal year ended November 30, 1999, the adoption of our Internet business plan and strategy prompted us to terminate the marketing of our legacy products and services, which were active at that time. Accordingly, this legacy activity has contributed, in a significantly decreasing degree, to our cash flows and results of operations for the three-year fiscal period, December 1, 1999 to November 30, 2002, and did not contribute at all to the operations of Fiscal 2003 and the first nine months of Fiscal 2004. This should be considered when using our historical results in evaluating future operations, cash flows and financial position. Nevertheless, we will continue to explore opportunities to offer other Off-line marketing services, and expect to continue the expansion of our activities within our LEC Billed Products segment.

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

        A summary table of future contractual commitments, for future minimum lease payments under non-cancelable operating leases and employment contracts, and other contractually binding agreements, as of August 31, 2004, are set forth below:

						Total Contractual Obligations
	Operating Leases		Employment agreements
					Other Domestic
	Domestic	Foreign	Domestic	Foreign		Domestic	Foreign
2004	$375,625	$73,530	$1,630,333	$250,646	$45,000	$2,050,958	$324,176
2005	367,500	30,638	362,850	273,431	45,000	775,350	304,069
2006	260,000	—	350,000	296,217	—	610,000	296,217
2007	45,000		391,667	3,746	—	436,667	3,746
Thereafter	22,500		762,500	—	—	785,000	—

	$1,070,625	$104,168	$3,497,350	$824,040	$90,000	$4,657,975	$928,208

  RELATED PARTIES

        Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP ("FKIWSBR") provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. FKIWSBR legal services are billed on an arms length transaction basis. We incurred approximately $638,000 in legal fees (exclusive of disbursements) from FKIWSBR during the nine months ended August 31, 2004. We incurred approximately $596,000 in legal fees (exclusive of disbursements) from FKIWSBR during the nine months ended August 31, 2003.

TRANSACTIONS WITH MAJOR CUSTOMERS

        During the three and nine-month periods ended August 31, 2004, we had one customer in our E-commerce segment accounting for approximately $0.9 million and $2.9 million, or 8.5% and 11.0% of consolidated net revenue, respectively. Approximately $0.2 million, or 3.8% of consolidated net accounts receivable, was attributable to such major customer as of August 31, 2004. Regarding the balance of our customer base, no single customer had net revenues that equaled or exceeded 7.1% of consolidated net revenues for the three and nine-month periods ended August 31, 2004. During the three-month period ended August 31, 2003, we had one customer in our E-commerce segment accounting for approximately $1.0 million, or 12% of consolidated net revenues during such period. Regarding the balance of our customer base, no single customer had net revenues that equaled or exceeded 9% of consolidated net revenues for the three and nine-month periods ended August 31, 2003.

        In the nine months ended August 31, 2004, 24.0% of the Company's revenue was derived from its proprietary products: 17.7% from iMatchUp.com, the Company's online dating sites, and 6.3% from its LEC segment's proprietary products.

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

FACTORS THAT COULD EFFECT FUTURE RESULTS

Continuation of trend relative to decreasing revenues and increasing overhead

        The following chart and subsequent discussion provide the details of a known trend in revenue deterioration for the trend period June 1, 2002 through August 31, 2004, and the effect of the potential continuation of such trend. Our quarterly net revenues for the prior nine quarterly periods are set forth in the table below:

Quarterly period ended	net revenue	% change from previous quarter
August 31, 2002	10,664,246	(1.30	)%(1)
November 30, 2002	10,203,244	(4.32	)%(1)
February 28, 2003	9,117,229	(10.64	)%(1)
May 31, 2003	7,422,604	(18.59	)%(1)
August 31, 2003	8,503,267	14.56%
November 30, 2003	7,345,752	(13.61)%
February 29, 2004	7,170,294	(2.39)%
May 31, 2004	9,139,855	24.42%
August 31, 2004	10,208,548	11.69	%(2)

(1)
Our majority owned subsidiary, Montvale management, LLC, was sold in March 2003. Such subsidiary contributed to quarterly revenue as follows:

Quarterly period ended
August 31, 2002	$1,876,069
November 30, 2002	1,941,270
February 28, 2003	2,211,731
May 31, 2003 (activity sold in March 2003)	161,475

    We have been able to replace a portion of Montvale's revenue through: (a) the expansion of our direct-to-consumer based proprietary products and services; (b) the expansion of existing client relationships; and (c) new client contact strategies.

    (2)
    On June 30, 2004 we acquired the assets of SendTraffic, and recorded the revenue generated by such assets for the period July 1, 2004 to August 31, 2004. On a comparative core revenue basis, revenue increased approximately $206,000, or 2.2%, when comparing the three months ended August 31, 2004 with the three months ended May 31, 2004. The newly formed subsidiary contributed to quarterly revenue as follows:

Quarterly period ended
August 31, 2003	$—
November 30, 2003	—
February 29, 2004	—
May 31, 2004	—
August 31, 2004	862,585

        Our quarterly overhead, which is the combination of selling expenses, general and administrative expenses, and bad debt expense, for the prior nine quarterly periods are set forth in the table below:

Quarterly period ended	Selling expense	G&A expense	Bad Debt expense	Total Overhead
August 31, 2002	3,133,682	3,665,681	48,941	6,848,304	(1)
November 30, 2002	2,799,663	4,057,299	106,428	6,963,390	(1)
February 28, 2003	2,319,559	4,206,037	336,188	6,861,784	(1)
May 31, 2003	1,777,890	3,978,704	153,860	5,910,454	(1)
August 31, 2003	1,480,191	2,946,741	117,382	4,544,314
November 30, 2003	918,284	2,515,042	(31,080)	3,402,246
February 29, 2004	447,930	2,859,577	(46,457)	3,261,050
May 31, 2004	515,158	3,147,860	(65,656)	3,597,362
August 31, 2004	565,222	3,483,341	420,041	4,468,604	(2)

(1)
Our majority owned subsidiary, Montvale management, LLC, was sold in March 2003. Such subsidiary contributed to quarterly Selling and G&A expenses as follows:

Quarterly period ended
August 31, 2002	1,150,917
November 30, 2002	1,233,823
February 28, 2003	1,525,615
May 31, 2003 (activity was sold in March 2003)	33,607
    (2)
    On June 30, 2004 we acquired the assets of SendTraffic, and recorded the related overhead for the period July 1, 2004 to August 31, 2004. On a comparative core business basis, total overhead, prior to bad debt expense, increased approximately $44,000, or 1.2%, when comparing the three months ended August 31, 2004 with the three months ended May 31, 2004. The newly formed subsidiary contributed to quarterly overhead as follows:

Quarterly period ended
August 31, 2003	$—
November 30, 2003	—
February 29, 2004	—
May 31, 2004	—
August 31, 2004	261,000

        Should the trend of quarterly decreases in net revenue, as recognized prior to the quarter ended May 31, 2004, occur in future quarterly fiscal periods, and the corresponding overhead environment remain stable, or be subject to increases recognized when comparing the three months ended August 31, 2004 with the three months ended May 31, 2004, or be subject to other increases necessary to generate revenues, our liquidity trends and our capital resources could be adversely affected.

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

        Should the Internet operating landscape change resulting in (a) higher costs of acquiring consumer data and registered users for our websites; (b) higher costs of acquiring data for our marketing partners, compromising such marketing partners' ability to maintain adequate sized databases to allow for continued third-party database use agreements; (c) the InfiKnowledge asset acquisition failing to maintain a lower cost of our email delivery activities and web development and web hosting service costs as compared to our competitors, or us being required to depend on third-party emailing service bureaus, to a degree higher, and/or at a cost in excess of our anticipated internally-generated costs, than that currently utilized during the nine months ended August 31, 2004, or other currently unknown third party influences on our ability to deliver email messages to the records in our databases, or the records in our marketing affiliates' databases; (d) our contingent-based prize indemnification premiums for indemnification coverage increasing due to an increase in the number of prize winners at the sites, or as a result of the insurance industry in general, or other currently unknown factors; (e) our accruals for fulfillment obligations arising out of promotions proving to be less than the actual redemptions processed in subsequent fiscal periods; or (f) unpredictable technology changes or commercial technology applications; then, if any one, or a combination, of the above factors were to materialize we could suffer material deterioration in future fiscal period revenue growth and gross margins and, therefore, our profitability, cash flows and capital resources could be materially adversely affected.

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

Major Customers and Disposition of Majority-owned Subsidiary

        During the three and nine-month periods ended August 31, 2004, we had one customer in our E-commerce segment accounting for approximately $0.9 million and $2.9 million, or 8.5% and 11.0% of consolidated net revenue, respectively. Approximately $0.2 million, or 3.8% of consolidated net accounts receivable, was attributable to such major customer as of August 31, 2004. Regarding the balance of our customer base, no single customer had net revenues that equaled or exceeded 7.1% of consolidated net revenues for the three and nine-month periods ended August 31, 2004. During the three-month period ended August 31, 2003, we had one customer in our E-commerce segment accounting for approximately $1.0 million, or 12% of consolidated net revenues during such period. Regarding the balance of our customer base, no single customer had net revenues that equaled or exceeded 9% of consolidated net revenues for the three and nine-month periods ended August 31, 2003.

        In the nine months ended August 31, 2004, 24.0% of the Company's revenue was derived from its proprietary products: 17.7% from iMatchUp.com, the Company's online dating sites, and 6.3% from its LEC segment's proprietary products.

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

Impairment of Goodwill, Other Intangibles and investment Portfolio Could Impact net Income

        We carry goodwill and other identifiable intangibles on our balance sheet arising from current and prior-year acquisitions. We are required to review, at least annually, such goodwill and other identifiable intangibles for any asset impairment. If the review of the goodwill and other identifiable intangibles related to the subsidiaries organized to acquire such assets determines that such assets are impaired, then we will be required to recognize an impairment charge on such goodwill and other identifiable intangibles necessary to reduce the carrying value of the assets to their net realizable value. Should events occur that would give rise to such impairment charge, we would recognize decreased profitability to the extent of such adjustment. Cash flows would not be directly affected by the impairment charge, but cash flows would, most likely, be adversely affected as a result of the facts and circumstances that created the impairment charge.

Market Fluctuation and Debt Repayment Risk of Marketable Securities Investment Portfolio

        We maintain an investment portfolio that is managed by prominent financial institutions. The portfolio includes high-grade corporate commercial paper and auction rate securities, and common stock equities, all of which are held for varying periods of time, pursuant to maturity dates, market conditions and other factors. The fair value of our investments in the common stock of publicly traded companies as of August 31, 2004 amounted to approximately $1.8 million. These investments are subject to market price volatility, in addition to the potential for business failure at the company level. Moreover, due to the economic downturn and difficulties that may be faced by some of the companies in which we have investments, our investment portfolio could be further impaired by the failure of such companies to fulfill their responsibility of adhering to the repayment of principal upon maturity. Additionally, our cash flows and interest income could be negatively impacted by Federal Reserve Bank interest rate reductions, if any.

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

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

        The Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires us to describe briefly any material pending legal proceedings to which we are a party or of which any of our property is subject. The Exchange Act further provides that no information need be given with respect to any proceeding that involves primarily a claim for damages if the amount involved, exclusive of interest and costs, does not exceed 10 percent of our current assets. We believe that all of the claims made against us to date are either without merit or will ultimately result in a judgment against us (if at all) in an amount less than 10% of our current assets. Nevertheless, as the plaintiffs in the Qwest and Wingler actions are each seeking damages in excess of 10% of our current assets, and as certain of the remaining legal claims made against us fail to specify an amount of damages being sought by the plaintiff, and as there is a potential that the ultimate damages awarded in a claim could exceed such 10% threshold, in compliance with the Exchange Act, we listed below the Qwest and Wingler actions, as well as all legal claims made against us for which no amount of damages has been specified.

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

        In March 2004, the Court granted our motion for summary judgment dismissing the complaint. In August 2004, that judgment was affirmed on appeal, and reargument of the appeal was denied by the Circuit Court in September 2004.

        Plasmanet—On November 21, 2002, Plasmanet, Inc., one of our competitors, commenced an action alleging patent infringement and misappropriation of trade secrets entitled Plasmanet, Inc. v. Apax Partners, Inc., et al., Case No. 02 Civ 9290 (S.D.N.Y.). Plasmanet operates a website, FreeLotto.com, which is similar to one operated by GLI. Plasmanet alleges that on September 24, 2002 it obtained a patent for a "Free Remote Lottery System" and that we infringed said patent. In addition, Plasmanet asserted that trade secrets were contained in a private placement memorandum and that we misappropriated these trade secrets after we were allegedly shown such private placement memorandum by an agent of Plasmanet's investment banker. The complaint seeks injunctive relief and unspecified money damages. We asserted counterclaims, inter alia, to declare Plasmanet's patent invalid. In December 2003, the complaint was dismissed with prejudice with respect to Plasmanet's patent infringement claim and our counterclaims, and without prejudice with respect to the misappropriation of trade secrets claim. Such misappropriation claim has been reasserted by Plasmanet in New York court (Sup. Ct. N.Y. Co., January 27, 2004, Index No. 60021-04). We believe there is no merit to the reasserted claim and have filed a motion to dismiss this claim, and are awaiting a decision. We intend to vigorously defend against this action.

        Qwest Communications, Inc. notified us of an indemnification claim relating to a class action filed against Qwest in Minnesota, Bindner v. LCI International Telecom Corp. et al., District Court of Minnesota, County of Sibley, Case No. C0-00-242. In that action, plaintiffs claim that from September 1998 to July 1999, they were misled when they were solicited to change their long distance carrier to Qwest. They assert that they were not told that they would have to stay at certain hotels and pay their regular rates as part of a promotion, which offered them free airline tickets. We introduced the promotion ("Fly Free America") to Qwest, and were retained by Qwest to operate the telemarketing campaign. In or about May 2000, we and Qwest entered into an agreement terminating our contract and settling the amount due us (the "May 2000 Agreement"). The May 2000 Agreement contained language which Qwest claims obligates us to indemnify Qwest for any loss it may sustain by reason of this class action. We maintain that we have no liability in the matter. Fraud claims in the class action have been dismissed, leaving breach of contract and false advertising claims. The court has certified the class and Qwest is defending the action. The class and defendants, without consulting us, reached a tentative settlement of the action which would provide for Qwest to pay $600,000 to $700,000 in cash to the named plaintiffs and plaintiffs' counsel and up to $1.5 million in additional cash depending on the number of claimants who file a proof of claim. A fairness hearing on the settlement was scheduled for October 11, 2004. At the fairness hearing, the tentative settlement agreement was approved by the court, the court stated that there was no finding of any liability against Qwest and, we understand, the court reserved judgment on the issue of plaintiffs' counsels' fees.

        In November 2002, we commenced an arbitration against Qwest to recover certain amounts due us pursuant to the May 2000 Agreement. In December 2002, Qwest filed counterclaims in the arbitration relating to the Fly Free America program. Qwest asserts that we must indemnify Qwest for, among other things, fines and penalties amounting to approximately $1.5 million which Qwest claims it paid in connection with a number of consent decrees it entered into with various state attorneys general, an unspecified amount of attorneys' fees, and any and all expenses, penalties or other amounts Qwest becomes liable for in connection with the class action. Qwest also seeks reimbursement of approximately $3.1 million it paid us pursuant to the May 2000 Agreement. A panel of arbitrators was appointed in December 2003 and a preliminary conference was held in January 2004. After the conference, a schedule was established for substantive motions and for hearings in June 2004. The arbitrators also provided for exchanges of information in the arbitration subject to Qwest's right to seek to prevent such exchanges. Qwest moved to prevent exchanges of information and this application was granted. Qwest moved for summary judgment with respect to its indemnification counterclaim. That motion was denied. We believe that there is no merit to Qwest's counterclaims and intend vigorously to defend against them, as well as to pursue our claim. The arbitration hearing is currently scheduled for October 25, 2004, but it is anticipated that the hearing will be adjourned until February 2005.

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

Missouri Civil Investigative Demand

        On September 26, 2003, we were served with a Civil Investigative Demand by the Missouri Attorney General's Office requesting certain documents and inquiring into our Company's merchandising practices in connection with games of chance available for entry at grouplotto.com. We have responded to the document and information requests and await a response from the Missouri Attorney General's Office. Since there has been no further communications from the Missouri Attorney General after our submission, counsel has advised us that they deem this matter closed.

        As stated above, we are unable to determine the ultimate outcomes of any of the foregoing claims or demands, and, accordingly, no provision for loss has been recorded in the financial statements included in this Report.

Item 5.    Other Information

        On October 14, 2004, our Board of Directors declared a dividend from our retained earnings of $0.08 per share on the outstanding shares of our common stock for the quarter ended August 31, 2004. Such dividend is payable on or about November 10, 2004 to holders of record of such shares at the close of business on November 1, 2004. We can give you no assurance that our Board will declare any dividends in future fiscal periods. Any further declarations will depend upon our performance, the level of our then current and retained earnings, if any, available capital and projected capital requirements necessary for operations, and other pertinent factors. You should not rely on any prior approvals of our Board as an indicator of its intent to approve the declaration of any dividends in the future.

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

TRAFFIX, INC.
Date: October 15, 2004	By:	/s/ JEFFREY L. SCHWARTZ Jeffrey L. Schwartz Chairman and CEO
Date: October 15, 2004	By:	/s/ DANIEL HARVEY Daniel Harvey Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number
3.1.1	Articles of Incorporation of the Company, as amended.(1)
3.1.2	Amendment to the Articles of Incorporation of the Company.(2)
3.2	By-Laws of the Company.(3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*

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

QuickLinks

TRAFFIX, INC. INDEX TO QUARTERLY REPORT ON FORM 10-Q FILED WITH THE SECURITIES AND EXCHANGE COMMISSION QUARTER ENDED AUGUST 31, 2004 ITEMS IN FORM 10-Q
TRAFFIX, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
TRAFFIX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)
TRAFFIX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
TRAFFIX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY FOR THE NINE MONTHS ENDED AUGUST 31, 2004 (UNAUDITED)
TRAFFIX, INC. AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 4. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 5. Other Information
  Item 6. Exhibits
FORWARD LOOKING INFORMATION
SIGNATURES
Exhibit Index