Form 10-K
period 2004-11-30
TRAFFIX INC
filed 2005-02-28
CIK 1000297

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-27046

TRAFFIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3322277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Blue Hill Plaza Pearl River, New York	10965
(Address of principal executive offices	(Zip Code)

Registrant's telephone number, including area code:    (845) 620-1212

	Title of Class	Exchange on Which Registered

Securities registered pursuant to Section 12(b) of the Act:	Common Stock $.001 Par Value	NASDAQ National Market
Securities registered pursuant to Section 12(g) of the Act:	Common Stock $.001 Par Value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒        No    ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes    ☐        No    ☒

        The number of shares outstanding of the Registrant's common stock is 13,699,757 (as of 2/25/05). The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $65,943,188 (as of 2/25/05, based upon a closing price of the Registrant's Common Stock on the Nasdaq National Market on such date of $5.97).

DOCUMENTS INCORPORATED BY REFERENCE

        None.

TRAFFIX, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2004

ITEMS IN FORM 10-K

			Page
Facing page
Part I
	Item 1.	Business	3
	Item 2.	Properties	11
	Item 3.	Legal Proceedings	12
	Item 4.	Submission of Matters to a Vote of Security Holders	13
Part II
	Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
	Item 6.	Selected Financial Data	16
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	N/A
	Item 8.	Financial Statements and Supplementary Data	47
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	N/A
	Item 9A.	Controls and Procedures	47
	Item 9B.	Other Information	48
Part III
	Item 10.	Directors and Executive Officers of the Registrant	48
	Item 11.	Executive Compensation	52
	Item 12.	Security Ownership of Certain Beneficial Owners and Management	56
	Item 13.	Certain Relationships and Related Transactions	58
	Item 14.	Principal Accounting Fees and Services	58
Part IV
	Item 15.	Exhibits, Financial Statement Schedules	59
Signatures

FORWARD LOOKING INFORMATION
MAY PROVE INACCURATE

        This Annual Report on Form 10-K, including without limitation the Business section and Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements and information relating to the Company that is based on our current beliefs, as well as current assumptions made by and information currently available to us. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.

Item 1. BUSINESS

Overview

        We are a leading Internet media and marketing company that uses our on-line media network to generate leads and sales for our corporate clients. We provide complete end-to-end marketing solutions for companies seeking to increase sales and customers through on-line marketing programs. The services we offer include the development of a complete creative promotion to be used to market the client's product to consumers, broadcasting a promotion on-line in order to generate new customers for the client, delivery of data files from the results of campaigns, creating and hosting the customized websites or web pages necessary to effect the consumer transaction that drives the client's sales and generating comprehensive reporting in order for the client to analyze the effectiveness of a promotion. We use the media of our websites, as well as email, search engines and other on-line media, to generate the customers, sales and leads for our clients, and for our own product and service offers. We are paid by our clients primarily on a success-based model, in that we receive a fee for every lead, customer or sale generated for the client.

        In addition to our third party client-based revenue, we generate revenue directly from consumers for our own products and services. In Fiscal 2003, we expanded our line of direct-to-consumer products and services to include Internet based services, such as iMatchUp.com, our on-line dating service included in our E-commerce segment, and TXNet/WorldWebAccess, our ISP, VOIP and email products, which comprise our LEC Billed Products segment. During Fiscal 2004, we introduced Click-Help, an addition to our LEC Billed Product suite that offers 24/7 technical assistance to the home PC user, under a recurring monthly billing plan. We have temporarily discontinued new customer acquisitions for our LEC Billed products and services, but we continue to effectively seek out other products that fit the LEC Billing mode that exhibit the potential for acceptable economic returns. The LEC Billed Products do not have any long lived assets associated with the segment. These "direct-to-consumer" generated products and services accounted for approximately $8.9 million, or 24% of our revenue during the fiscal year ended November 30, 2004, as compared to approximately $5.5 million, or 17% of our revenue during the fiscal year ended November 30, 2003. Such direct to consumer services were inactive in Fiscal 2002.

        We also generate revenues from the sales and rentals (for use both on-line and off-line) of our proprietary, profiled databases and are included in our E-commerce segment.

Background

        From our inception in 1993 (under the name "Quintel Communications, Inc.") through 1999, we generated the bulk of our revenue from direct marketing using the traditional media of television, postal mail and telemarketing. In 2000, we repositioned our direct marketing business to the on-line media of the Web. Applying the marketing disciplines honed from our years of operating in the "off-line" media arena, we have been able to provide enhanced response-based results in a cost-effective and scaleable manner via on-line marketing.

On-Line Marketing

        We own and operate a variety of Internet websites featuring specialized content such as downloadable music, recipes, greeting cards, automobile information, DVD promotions, and on-line dating. We generate traffic to our websites from advertising on third party Internet media (i.e., search engines, email and banner advertisements) and through cross-marketing within our own on-line media. Our Web properties and our marketing activities are designed to generate real-time response-based marketing results for our corporate clients. When visiting our on-line properties, consumers are given the opportunity to purchase, sign-up for, ask to be contacted regarding, or simply indicate an interest in, hundreds of offers for various products and services. Specifically, through these interactive Web properties we generate a variety of transactional results ranging from (a) Web traffic, (b) inbound telemarketing calls, (c) outbound telemarketing leads, (d) demographically/psychographically profiled lists of consumers, (e) highly-targeted customized response-based leads, (f) completed applications for products, and (g) sales of products and services.

        Websites.    We own and operate a variety of websites with a broad range of content. Virtually all of our websites generate revenue from client advertisements. The advertisements are served across all of our websites using our internally-developed technology that serves ads to website visitors using an algorithm that takes into account a number of factors including information supplied by the visitor upon registration (e.g, gender, age, zip code), as well as the price paid by our customer to serve the ad.

        The websites feature content ranging from music for downloads to sweepstakes. We recently launched EZ-Tracks.com, a site that features over 30,000 songs available for free and legal downloading, as well as other content such as musical greeting cards and a downloadable version of the Bible in audio format. We have a games website that offers a variety of free parlor-style games, such as backgammon and checkers. We also recently launched a website that features thousands of cooking recipes, reciperewards.com.

        Our PrizeDistributors, Inc. sponsored group of websites offers consumers the opportunity to win up to $1 million daily in our free, on-line sweepstakes. The sweepstakes prizes are indemnified by an independent, third-party agency. In order to play, each consumer must provide complete and accurate registration information and agree to receive ("opt-in") marketing messages from us and our marketing partners.

        We own and operate several other websites such as AtlasCreditGroup.com, TheBargainSpot.com, AltasAutomotiveGroup.com, Take1Entertainment.com, prizecade.com and jewelclaimcenter.com. Each of these sites is designed to appeal to a specific consumer interest category that we match with client promotions that appeal to such interest category.

        Email Marketing.    Each program that we market for our clients can be implemented not only through the websites, but also, and often, through email marketing. We currently market to a vast database, which includes consumer data that is either owned by us or is managed by us under our revenue share arrangements, whereby we recognize the gross revenue as earned and bear the payment obligation to the list owner, irrespective of receipt of payment from our clients.

        Results Analysis.    Even after campaigns are fully implemented, we continually analyze the marketing results to gauge whether the campaigns are continuing to generate adequate results for the client, whether the media is being utilized cost-efficiently, and to determine whether new and different copy is yielding better overall results. These are traditional direct-marketing disciplines that we apply and that we believe distinguish us from many of our competitors in the on-line marketing industry.

        Syndication.    After we develop a campaign that works efficiently on our own media, we sometimes "syndicate" the program to third-party media. Typically, we have expended time, media and other costs in developing certain campaigns. In exchange for this invested effort, we obtain the right to market those campaigns to other on-line media companies. We believe that with syndicated offers we can leverage campaigns we have developed so that in future fiscal periods we can generate additional revenue with reduced costs and risks associated with such business extension.

Products and Services

        We introduced several new business units during Fiscal 2003, and further expanded those new business units in Fiscal 2004, including an on-line dating program conducted over the Internet ("iMatchup.com"), included in our E-commerce segment, and Internet-based service products, such as a PC home user technical support service, an ISP service and email accounts that are LEC Billed ("Click-Help", "TxNET" and "WorldWideAccess, Inc."). These business units are designed as monthly recurring billing programs, such as membership to iMatchUp.com, our dating site. Revenue from these businesses is generated primarily from billing consumers directly. Imatchup.com became a significant source of revenue for us in Fiscal 2004, generating almost 20% of our total revenue for Fiscal 2004.

        Our expansion in, and dependence on, our on-line direct marketing efforts, coupled with the potential for state and/or federal legislation limiting our ability to contact consumers on-line should all be considered when referring to our current fiscal year's results, as well as prior year's historical results, in evaluating the potential for our future operations, cash flows and financial position.

Segment Information

        During the fiscal year ended November 30, 2004, we generated revenue from the following segments: E-Commerce and LEC Billed products. The E-Commerce segment currently represents the core of our business operations. Revenue in the E-commerce segment is generated primarily from marketing of third party products and services on our websites, through email and search engine marketing campaigns, and also from sales of memberships to our on-line dating service. LEC Billed products consist of our proprietary LEC billed products, known as Click-Help, TXNet ISP and WorldWebAccess, Inc. These products were introduced during the fiscal years ended November 30, 2004 and 2003. The Off-Line Marketing Services segment consisted of revenue generated by us through off-line direct marketing channels, and which was earned exclusively in Fiscal 2003 through our majority-owned subsidiary, Montvale Management, LLC, which was sold in Fiscal 2003. During the fiscal year ended November 30, 2002, we generated revenue only from the E-Commerce and Off-Line Marketing Services segments.

        Historically, Off-Line Marketing service segment's activities consisted of telemarketing services used for the acquisition of long distance and wireless phone customers for various phone service providers. During the fiscal years ended November 30, 2002 and 2003, this segment consisted exclusively of our majority owned subsidiary, Montvale Management, LLC, and the revenues and expenses of Montvale's net branch services provided to qualified mortgage banking and lending institutions. In March 2003, we disposed of our interest in Montvale, all as more fully described in Note 1 included in the attached financial statements. Historically, the LEC Billed Products segment represented telecommunications-related products and services marketed by us directly to consumers who were billed by local exchange carriers (LECs) on the consumer's telephone bill. This segment was inactive during the fiscal year ended November 30, 2002.

        Segment information is set forth in Note 13 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section hereof. For a more detailed discussion of our segment information, also see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Competition

        We face intense competition in the marketing of products and services, especially in the conduct of our E-commerce segment activities, which form the core of our current business model. Many of our competitors are well established, have reputations for success in the development and marketing of services and have significant financial, marketing, distribution, personnel and other resources. We also compete with numerous smaller private companies that are willing to take extremely aggressive marketing risks that are outside of the scope of our risk tolerance. These extremely aggressive marketing practices and other marketing capabilities that are available to private companies permit our competitors to implement extensive advertising and promotional campaigns, both generally and in response to efforts of other competitors to enter into new markets and introduce new services.

Insurance

        We may be subject to substantial liability as a result of our day-to-day operations. Accordingly, we maintain a general liability insurance policy that is subject to a per occurrence limit of $1 million with a $2 million aggregate limit and an umbrella policy covering an additional $10 million of liability. In addition, we have errors and omissions insurance with a limit of $5 million. We also maintain Directors and Officers liability insurance policies providing aggregate coverage of $12.5 million for legal costs and claims. Such insurance may not be sufficient to cover all potential claims and additional insurance may not be available in the future at reasonable costs.

Government Regulation

        As a direct-to-consumer marketing company we are subject to a variety of State and Federal laws and regulations designed to protect consumers that govern certain of our marketing practices.

        Federal legislation was signed into law, effective January 1, 2004, pre-empting all existing and pending state e-mail marketing legislation. The CAN-SPAM Act of 2003 requires that certain "opt-out" procedures, including, but not limited to, a functioning return e-mail address (and a time limit of ten (10) days to comply with all opt-out requests sent by consumers), be included in commercial e-mail marketing. The CAN-SPAM Act prohibits the sending of e-mail containing false, deceptive or misleading subject lines, routing information, headers and/or return address information. The CAN-SPAM Act does not permit consumers to file suit against e-mail marketers for violation of such Act. We believe that this may benefit us, as individuals will be more limited in their ability to file frivolous suits against us, as they have in the past. The Federal Trade Commission ("FTC") is empowered by the CAN-SPAM Act to enact regulations that would implement certain provisions of the CAN-SPAM Act such as standardized subject line labeling, a "bounty" system to compensate consumers for being the first to report a spammer and a potential "do-not-spam registry." Under its subject line labeling authority, the FTC has required sexually oriented material to include the warning "Sexually-Explicit." On December 16, 2004, the FTC adopted rule provisions governing whether the purpose of an e-mail is commercial. The Rule will become effective on March 28, 2005. Only commercial and transactional messages are regulated by the CAN-SPAM Act. Generally, if the recipient of the e-mail would interpret the subject line or body of the e-mail to be primarily commercial, then the e-mail is subject to CAN-SPAM and its implementing regulations. If any subsequent regulations are promulgated by the FTC that limit our ability to market our offers, we could potentially realize a material adverse impact in future fiscal period net revenue growth, and, therefore, profitability and cash flows could be adversely affected.

        Under its rule-making authority, the Federal Communications Commission ("FCC") in August 2004 adopted rules prohibiting sending of unsolicited commercial e-mails to wireless phones and pagers. To assist compliance with the rule, the FCC published on February 7, 2005, a list of mail domain names associated with wireless devices. Senders have thirty days to come into compliance. Thereafter, it will be illegal to send unsolicited commercial e-mail to a domain address on the list unless the subscriber has given prior express authorization. The effect of these rules is to create a

"double opt-in" requirement for each sender of mail (advertiser and publisher). The practical consequence of these requirements on senders of commercial e-mail is that conducting compliant campaigns will necessitate the suppression of the domains listed in the FCC's list. In short, we, in order to comply with the latest regulations, are required to suppress the domains listed in the FCC's list of wireless domains. Additionally, since domain suppression will now be required as a practical matter by law, any campaigns that have domain suppression lists will have those lists included with the regular e-mail suppression lists. Our Publishers will be required to suppress the domain lists associated with each campaign in the same manner that they already suppress the e-mail addresses. Although we do not anticipate that these new regulations will have a material impact on our current operations, there can be no assurance that they will not have a material impact on our future operations.

Employees

        We currently employ 125 full-time employees, including five executive officers, and 6 part-time employees. We believe that our relations with our employees are satisfactory. None of our employees are represented by a union.

Available Information

        Our Internet address is www.traffixinc.com. We make available, free of charge through such website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

        Any and all information found on our website is not part of this or any other report we file with or furnish to the SEC.

Revenue, Margin and Overhead Trends

        The following charts and subsequent discussion provide the details of a known trend in revenue deterioration that we had experienced through the eight quarterly periods from December 1, 2001 through February 29, 2004, and margin deterioration we have experienced through the period December 1, 2001 through November 30, 2004.

        Our quarterly net revenues for the prior twelve quarterly periods are set forth in the table below:

Quarterly period ended	Net revenue	% change from previous quarter
February 28, 2002	$12,370,897	-11.95	%(1)
May 31, 2002	10,804,538	-12.66	%(1)
August 31, 2002	10,664,246	-1.30	%(1)
November 30, 2002	10,203,244	-4.32	%(1)
February 28, 2003	9,117,229	-10.64	%(1)
May 31, 2003	7,422,604	-18.59	%(1)
August 31, 2003	8,503,267	14.56%
November 30, 2003	7,345,752	-13.61%
February 29, 2004	7,170,294	-2.39%
May 31, 2004	9,139,855	27.4%
August 31, 2004	10,208,548	11.69	%(2)
November 30, 2004	10,762,517	5.43	%(2)

(1)
Our majority owned subsidiary, Montvale Management, LLC, was sold in March 2003. This subsidiary added to quarterly revenues as follows:

Quarterly period ended
February 28, 2002	$866,408
May 31, 2002	1,387,930
August 31, 2002	1,876,069
November 30, 2002	1,941,270
February 28, 2003	2,211,731
May 31, 2003 (activity sold in March 2003)	161,475

            We have been able to replace a portion of Montvale's revenue through: (a) the expansion of our direct-to-consumer based proprietary products and services; (b) the expansion of existing client relationships; and (c) new client contact strategies.

(2)
On June 30, 2004 we acquired the assets of SendTraffic, and recorded the revenue generated by such assets for the period July 1, 2004 to November 30, 2004. On a comparative core revenue basis, revenue increased approximately $2.1 million, or 6.4% when comparing the year November 30, 2004 with the year ended November 30, 2003. The newly formed subsidiary contributed to quarterly revenue as follows:

Quarterly period ended
February 29, 2004	$—
May 31, 2004	—
August 31, 2004	862,585
November 30, 2004	1,197,152

        Our quarterly overhead, which is the combination of selling expenses, general and administrative expenses, and bad debt expense, for the prior twelve quarterly periods are set forth in the table below:

Quarterly period ended	Selling expense	G&A expense	Bad Debt expense	Total Overhead
February 28, 2002	$3,168,568	$3,578,591	$329,334	$7,076,493	(1)
May 31, 2002	2,370,775	3,949,851	109,172	6,429,798	(1)
August 31, 2002	3,133,682	3,665,681	48,941	6,848,304	(1)
November 30, 2002	2,799,663	4,057,299	160,428	7,017,390	(1)
February 28, 2003	2,319,559	4,206,037	336,188	6,861,784	(1)
May 31, 2003	1,777,890	3,978,704	153,860	5,910,454	(1)
August 31, 2003	1,480,191	2,946,741	117,382	4,544,314
November 30, 2003	918,284	2,515,042	(31,080)	3,402,236
February 29, 2004	447,930	2,859,577	(46,457)	3,261,050
May 31, 2004	515,158	3,147,860	(65,656)	3,597,362
August 31, 2004	565,222	3,483,341	420,041	4,468,604	(2)
November 30, 2004	795,200	3,341,461	98,771	4,235,432	(2)

(1)
The Company's majority owned subsidiary, Montvale Management, LLC, was sold in March 2003. Such subsidiary contributed to quarterly Selling and G&A expenses as follows:

Quarter ended:
February 28,2002	$638,358
May 31, 2002	890,686
August 31, 2002	1,130,917
November 30, 2002	1,233,823
February 28, 2003	1,525,615
May 31, 2003	33,607

(2)
The Company's wholly owned subsidiary, SendTraffic.com Inc., contributed to quarterly Selling, G&A and Bad Debt expenses as follows:

Quarter ended:
August 31, 2004	$261,372
November 30, 2004	726,434

        Our quarterly Gross Profit for the prior twelve quarterly periods are set forth in the table below:

Quarterly period ended	Gross Profit	Gross Profit
	$
February 28, 2002	8,992,286	72.70%
May 31, 2002	7,421,334	68.70%
August 31, 2002	7,446,086	69.80%
November 30, 2002	7,939,584	77.80%
February 28, 2003	6,871,299	75.40%
May 31, 2003	3,463,257	46.70%
August 31, 2003	4,844,904	57.00%
November 30, 2003	4,128,837	56.20%
February 29, 2004	3,364,340	46.90%
May 31, 2004	4,002,841	43.80%
August 31, 2004	3,873,153	37.90%
November 30, 2004	3,988,270	37.10%

        The decline in gross profit subsequent to the quarter ended February 28, 2003 is predominantly due to the sale of Montvale Management, which provided services under a net branch agreement with licensed mortgage banking and brokerage companies. Declines after that quarter to the present have resulted from: (1) increased website registration, customer profile and other customer acquisition costs; (2) new LEC Billed Products segment customer acquisition marketing efforts, primarily during the first six months of Fiscal 2004; (3) our shift in reaction to regulatory changes from higher margin email revenue to lower margin website based revenue; and (4) the gross profit contribution from the SendTraffic acquisition, which was approximately 29.6% for the fiscal year ended November 30, 2004; significantly less than our historically recognized gross profit.

STRATEGY TO RETURN TO POSITIVE REVENUE AND PROFIT TRENDS

        We have recently made, and intend to continue to make, large scale expenditures in order to broaden the expense and increase the depth of our profiled consumer marketing database. Due to the restrictions associated with capitalizing and amortizing the costs of acquired data, we expense all such marketing data purchases upon receipt from our third party vendors. Therefore, it is expected that in future fiscal periods we will have expanded our third party corporate client and corporate customer databases, and be in a position to be able to generate revenue that does not bear the burden of the direct cost of the customer profile. This strategy, coupled with the broadened horizons of revenue generating opportunities that our recent search engine marketing acquisition has made available to us, is anticipated to improve from currently experienced levels. Of course, many market factors exist, and other conditions could arise that could change the expected outcome of our current strategy.

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

Disposition of Majority-owned Subsidiary

        In March 2003, we sold our interest in our majority-owned subsidiary, Montvale Management LLC, for $1.6 million, plus our investment. Pursuant to the terms of the sale, we received $1 million in cash at closing on March 7, 2003. Additionally, we received a note from the Purchaser for $600,000, payable in 24 monthly installments of $25,000. We have also received approximately $299,000, representing our book basis capital account in such majority-owned subsidiary as at November 30, 2002. We also entered into a two-year Media Purchase Agreement whereby we agreed to provide certain media lead generation and related services to the continuing owners of Montvale for consideration of $40,000 per month over the term of the agreement. We estimate that the cash flow from the Media Purchase Agreement will equal or exceed the cash flows surrendered pursuant to the disposition of the majority- owned subsidiary.

Impairment of Goodwill, Other Intangibles and Investment Portfolio Could Impact Net Income

        We carry goodwill and other identifiable intangibles on our balance sheet arising from current and prior-year acquisitions. We are required to review, at least annually, such goodwill and other identifiable intangibles for any asset impairment. If the review of the goodwill and other identifiable intangibles related to the subsidiaries organized to acquire such assets determines that such assets are impaired, then we will be required to recognize an impairment charge on such goodwill and other identifiable intangibles necessary to reduce the carrying value of the assets to their net realizable value. Should events occur that would give rise to such impairment charge, we would recognize decreased profitability to the extent of such adjustment. Cash flows would not be directly affected by the impairment charge, but cash flows would, most likely, be adversely affected as a result of the facts and circumstances that created the impairment charge. Based on our Fiscal 2004 impairment review, we believe that our goodwill and other identifiable intangibles and long lived assets are free of impairment. See notes 1 and 4 in the financial statements.

Market Fluctuation and Debt Repayment Risk of Marketable Securities Investment Portfolio

        We maintain an investment portfolio that is managed by prominent financial institutions. The portfolio includes high-grade corporate commercial paper and auction rate securities, and common stock equities, all of which are held for varying periods of time, pursuant to maturity dates, market conditions and other factors. The fair value of our investments in the common stock of publicly traded companies as of November 30, 2004 amounted to approximately $1.8 million. These investments are subject to market price volatility, in addition to the potential for business failure at the company level. Moreover, due to the economic downturn and difficulties that may be faced by some of the companies in which we have investments, our investment portfolio could be further impaired by the failure of such companies to fulfill their responsibility of adhering to the repayment of principal upon maturity. Additionally, our cash flows and interest income could be negatively impacted by Federal Reserve Bank interest rate reductions, if any.

Forward-Looking Statements and Factors Affecting Future Performance

        This Annual Report on Form 10-K contains in the "Business" section, in the "Properties" section, in the "Legal Proceedings" section, in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and elsewhere, forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect our current views with respect to future events, future outcomes and future financial performance. Investors are cautioned that our actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward looking statements.

Major customers

        Historically, the significant portion of the our revenue was dependent on a limited number of major customers. During Fiscal 2004 one customer in our E-commerce segment accounted for $4.1 million, or 11% of consolidated revenue. During the year ended November 30, 2003, no individual customer relationship equaled, or exceeded the 10% revenue threshold for major customers. During the year ended November 30, 2002, we had one customer in our E-commerce segment who accounted for $9.5 million, or 22% of consolidated revenue.

Item 2. PROPERTIES

        We lease approximately 15,000 square feet of space at One Blue Hill Plaza, Pearl River, New York, all of which is currently used for our principal executive offices. The lease for such premises expires on July 31, 2006. The base rent is $26,875 per month for the remainder of the term of the lease. We own an office building in Dieppe, New Brunswick, Canada, acquired in fiscal 2003, which houses the operations of our wholly-owed Canadian subsidiary, Infiknowledge, ULC. The Dieppe, New Brunswick property was purchased with cash and does not carry a mortgage. We also lease approximately 8,480 square feet of space in Moncton, New Brunswick, Canada, which is also occupied by a wholly owned subsidiary, and is currently used for development and maintenance of our websites, and to house other data operations and the computer equipment used in our email delivery processes. The base rent is approximately $5,000 and the lease expires on April 30, 2005. The office building, purchased in Fiscal 2003 has sufficient space such that a renewal of the lease on the Moncton property will not be undertaken. Additionally, we lease approximately 6,000 square feet of space in Lynbrook, Long Island, New York, which is occupied by our wholly owned subsidiary, SendTraffic.com Inc. The base rent is $3,900 per month and the lease expires April 7, 2009.

Item 3. LEGAL PROCEEDINGS

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

  Plasmanet

        On November 21, 2002, Plasmanet, Inc., one of our competitors, commenced an action alleging patent infringement and misappropriation of trade secrets entitled Plasmanet, Inc. v. Apax Partners, Inc., et al., Case No. 02 Civ 9290 (S.D.N.Y.). The complaint sought injunctive relief and unspecified money damages. We asserted counterclaims, inter alia, to declare Plasmanet's patent invalid. In December 2003, the complaint was dismissed with prejudice with respect to Plasmanet's patent infringement claim and our counterclaims, and without prejudice with respect to the misappropriation of trade secrets claim. Such misappropriation claim was reasserted by Plasmanet in New York court (Sup. Ct. N.Y. Co., January 27, 2004, Index No. 60021-04). We filed a motion to dismiss this claim which the court granted. We await entry of a judgment dismissing the complaint. Once judgment is entered, Plasmanet will have thirty days to appeal or the matter will be concluded.

  Qwest

        Qwest Communications, Inc. notified us of an indemnification claim relating to a class action filed against Qwest in Minnesota, Bindner v. LCI International Telecom Corp. et al., District Court of Minnesota, County of Sibley, Case No. C0-00-242 (the "Class Action"). In that action, plaintiffs claimed that from September 1998 to July 1999, they were misled when they were solicited to change their long distance carrier to Qwest. They asserted that they were not told that they would have to stay at certain hotels and pay their regular rates as part of a promotion involving free airline tickets. We introduced the promotion ("Fly Free America") to Qwest, and were retained by Qwest to operate the telemarketing campaign pursuant to our Agreement. In or about May 2000, we and Qwest entered into an agreement terminating the Agreement and settling the amount due us (the "May 2000 Agreement"). The Agreement and the May 2000 Agreement contain language that Qwest claims obligates us to indemnify Qwest for the losses it sustained by reason of this class action. We maintain that we have no liability in the matter.

        Fraud claims in the class action were dismissed, leaving breach of contract and false advertising claims. The court certified the class and Qwest, without our consent, agreed to settle the Class Action. The court approved the settlement agreement, stated that there was no finding of any liability against Qwest, and approved the attorneys' fees for plaintiffs' counsel. No appeal was taken so that the Class Action has been concluded.

        In November 2002, we commenced an arbitration against Qwest to recover certain amounts held in escrow that were due us pursuant to the May 2000 Agreement. In December 2002, Qwest filed counterclaims in the arbitration relating to the Fly Free America program. Qwest asserts that in connection with the Class Action, we must indemnify it for $3.4 million in Qwest attorneys' fees; $600,000 in fees for counsel to the plaintiffs in the Class Action; and $500,000 in settlement payments to Class members. Qwest also seeks reimbursement of approximately $3.1 million it paid us pursuant to the May 2000 Agreement. Initially Qwest also sought to recover approximately $1.5 million of fines and penalties it claimed it paid to various attorneys general; Qwest has now withdrawn that claim.

        A panel of arbitrators was appointed in December 2003. The panel established a schedule for substantive motions and for hearings in June 2004. The arbitrators also provided for exchanges of information in the arbitration subject to Qwest's right to seek to prevent such exchanges. Qwest moved to prevent exchanges of information and this application was granted. Qwest moved for summary judgment with respect to its indemnification counterclaim. That motion was denied. We believe that there is no merit to Qwest's counterclaims and intend vigorously to defend against them, as well as to pursue our claims for payments due to us under the May 2000 Agreement. The arbitration hearing was scheduled for February 28, 2005, but has been recently adjourned to a date as of yet to be determined.

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

        In or about January 2003, we were named as a defendant in the Rydel class action. In an additional count in the complaint, the plaintiff asserted that we violated the Illinois Consumer Fraud and Deceptive Business Practices Act by providing to a co-defendant a list of consumers who had consented to receive commercial e-mails when, the complaint alleges, they had not. The complaint sought injunctive relief and unspecified damages. Our motion to dismiss the claim as against us was granted in June 2003, and the plaintiff filed an appeal.

        In late 2004, the appellate court affirmed the decision below, so that the claim against us is dismissed; the Consumer Fraud claim against Columbia House is dismissed; and the Electronic Mail Act claim against Columbia House remains. The plaintiff has asked the appellate court to reconsider its decision and all parties await a ruling. We believe that there is no merit to plaintiff's claims, and, in the event the dismissal of the claim against us is reversed, we intend to vigorously defend against it.

  Hellyer

        Mr. James Hellyer, a pro se plaintiff, commenced two (2) separate actions against Traffix, Inc. and its principals in the Court of Common Pleas in Licking County, Ohio. We have filed Motions to Dismiss in both actions. The court ruled on the Motion to Dismiss in the first action on October 22, 2003 dismissing the individual defendants and limiting Mr. Hellyer's potential recovery to a maximum of one hundred dollars ($100) per violation plus costs. The Court dismissed the second action in its entirety and, following a motion to amend by the plaintiff to add punitive damages in the amount of $8 million dollars, the Court again limited the potential recovery to a maximum of one hundred dollars ($100) per violation plus costs. A settlement payment of $1,500 relating to the above mentioned costs was made in February 2005.

        As stated above, we are unable to determine the ultimate outcomes of any of the foregoing claims or demands, and, accordingly, no provision for loss has been recorded in the financial statements included in this Report.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

        A Proxy Statement was mailed on or about August 20, 2004 to our stockholders of record as of August 16, 2004 in connection with our 2004 Annual Meeting of Stockholders, which was held on September 21, 2004 at our executive offices, One Blue Hill Plaza, Pearl River, New York. At the Meeting, the stockholders voted on four matters, all of which were approved.

        The first matter was the election of the members of the Board of Directors. The seven directors elected and the tabulation of the votes (both in person and by proxy) were as follows:

Nominees For Directors	For	Against	Withheld
Jeffrey L. Schwartz	11,617,722	1,069,006	0
Andrew Stollman	11,618,742	1,067,986	0
Murray L. Skala	11,615,973	1,070,749	0
Edwin Levy	11,612,517	1,074,211	0
Lawrence Burstein	11,315,262	1,371,466	0
Mark Gutterman	11,302,248	1,384,480	0
Robert Machinist	11,601,150	1,085,578	0

        There were no broker held non-voted shares represented at the Meeting with respect to this matter.

        The second matter upon which the stockholders voted was the proposal to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as our independent certified public accountants for 2004. The tabulation of the votes (both in person and by proxy) was as follows:

For	Against	Abstentions
12,617,777	38,330	30,330

        There were no broker held non-voted shares represented at the Meeting with respect to this matter.

        The third matter upon which the stockholders voted was the proposal to amend our 1995 Stock Option Plan by reducing the number of shares of our common stock for which stock options may be granted thereunder from 750,000 shares to 231,570 shares (for a reduction of 518,430 shares). The tabulation of the votes (both in person and by proxy) was as follows:

For	Against	Abstentions
6,479,630	62,715	32,883

        There were 6,111,440 broker held non-voted shares represented at the Meeting with respect to this matter.

        The fourth matter upon which the stockholders voted was the proposal to ratify and approve our Fifth Amended and Restated 1996 Stock Option Plan (the "Fifth Amended Plan"), amending our Fourth Amended and Restated 1996 Stock Option Plan by increasing the maximum number of shares of our common stock for which stock options may be granted thereunder from 5,350,000 to 6,768,430 shares (representing an increase of 1,418,430 shares, which consists of the 518,430 shares by which the 1995 Stock Option Plan was reduced and 900,000 additional shares). The tabulation of the votes (both in person and by proxy) was as follows:

For	Against	Abstentions
4,502,132	2,025,889	47,265

        There were 6,111,442 broker held non-voted shares represented at the Meeting with respect to this matter.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	HIGH	LOW
Fiscal Year Ended November 30, 2004
First Quarter	$6.10	$4.78
Second Quarter	7.70	4.90
Third Quarter	8.13	5.25
Fourth Quarter	7.00	4.50
Fiscal Year Ended November 30, 2003
First Quarter	$3.60	$2.78
Second Quarter	3.43	2.53
Third Quarter	3.85	2.71
Fourth Quarter	5.46	2.84

Security Holders.

        To the best of our knowledge, at February 25, 2005, there were 96 record holders of our Common Stock. We believe there are numerous beneficial owners of Common Stock whose shares are held in "street name."

Dividends.

        We have paid a dividend of $0.08 per share of our common stock in each of the fiscal quarters ended May 31, August 31, and November 30, 2003 and February 28, May 31, August 31, and November 30, 2004. The declaration of each of such dividends was approved by our Board of Directors upon the conclusion of each quarter. We can give you no assurances that our Board will declare any dividends in future fiscal periods. Any further declarations will depend upon our performance and other pertinent factors relating to our financial position. You should not rely on any prior approvals of our Board as an indicator of its intent to approve the declaration of any dividends in the future.

Recent Sales of Unregistered Securities

        We, through our wholly-owned subsidiary, Hot Rocket Acquisition Corp., acquired the assets, other than cash and receivables, and certain of the liabilities, of Hot Rocket, a privately-held on-line media and marketing agency, effective as of January 21, 2005.

        The purchase price was approximately $3.532 million, comprised of $0.7 million in shares of our common stock (or 113,821 shares) and $2.832 million in cash. In addition, we agreed to pay Hot Rocket a contingent purchase price of up to $12.5 million if Hot Rocket generates an aggregate of $27 million in EBITDA (as quantified in the Agreement) over the four year period following the closing. The contingent purchase price is payable in semi-annual and annual installments pursuant to a formula based on the satisfaction of certain graduating EBITDA targets. We may pay, at our option (subject to certain conditions and limitations), up to 50% of the contingent purchase price installments that may become payable, in our stock with the share price to be determined on or about the date of its issuance. In connection with the transaction, we have granted Hot Rocket, and a principal of Hot Rocket to the extent he becomes a transferee of the shares, certain piggy-back and demand registration rights for the shares issued Hot Rocket at closing.

        The amount of consideration payable was determined as a result of arm's length negotiations between Hot Rocket and us. No prior material relationship existed between Hot Rocket and us or any of our affiliates, any director or officer of our Company, or any associate of any such director or officer.

        The foregoing issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) of that Act as being a transaction by an issuer not involving any public offering.

Item 6. SELECTED FINANCIAL DATA

        The following table presents our selected historical financial data for each of the years in the five year period ended November 30, 2004. The financial data set forth should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of our Company.

Statement of Operations Data:

	Year Ended November 30,
	2004(1)	2003(2)	2002(2)	2001(2)(4)	2000(4)
Net revenue	$37,281,214	$32,388,852	$44,042,925	$32,209,410	$26,611,863
Costs of sales	22,052,610	13,080,555	12,243,635	9,152,462	9,057,027
Gross profit	15,228,604	19,308,297	31,799,290	23,056,948	17,554,836
Selling, general and administrative expenses	15,155,749	20,142,448	26,724,110	15,699,829	11,562,640
Bad debt expense(3)	406,699	576,350	647,875	1,083,826	517,903

(Loss) income from operations	(333,844)	(1,410,501)	4,427,305	6,273,293	5,474,293
Interest expense	—	—	(101,385)	(5,900)	(286,655)
Other income, net	1,752,661	1,683,830	202,364	(2,574,694)	3,430,986

Income before provision for income taxes (benefit)	1,418,817	273,329	4,528,284	3,692,699	8,618,624
Provision for income taxes (benefit)	404,603	(147,571)	1,786,894	3,275,200	3,471,754

Net income	$1,014,214	$420,900	$2,741,390	$417,499	$5,146,870

Basic net income per share	$0.08	$0.03	$0.21	$0.03	$0.35

Diluted net income per share	$0.07	$0.03	$0.19	$0.03	$0.33

Common Shares outstanding
Basic	13,257,869	12,776,295	13,350,794	14,794,159	14,792,734
Diluted	13,928,375	13,085,297	14,247,450	15,396,619	15,494,663
Cash dividends per common share	$0.32	$0.16	$—	$—	$—

Balance Sheet Data:

	Year Ended November 30,
	2004	2003	2002	2001	2000
Working capital	$34,558,222	$38,246,883	$39,344,095	$40,057,164	$40,178,773
Total assets	51,958,510	50,012,944	51,190,993	52,742,584	52,198,843
Total liabilities	8,436,075	6,674,031	7,404,985	10,329,878	10,870,283
Stockholders' equity	43,522,435	43,338,913	43,786,008	42,412,706	41,328,560

NOTE:  Prior year presentations have been changed to conform to Fiscal 2004 presentation. These changes did not impact net income.

(1)
On June 30, 2004, we acquired the assets of SendTraffic.com, Inc., a privately held search engine optimization company. SendTraffic's net revenues for the five month period July 1, 2004 to November 30, 2004 were approximately $2.1 million after intercompany eliminations.

(2)
Effective September 1, 2001, our financial statements included Montvale Management, LLC as a consolidated majority owned subsidiary, which subsidiary was disposed of in Fiscal 2003. See Note 1 to the Consolidated Financial Statements.

(3)
Bad debt expense increased over the five-year period presented above pursuant to a change in our customer mix and business model. For a detailed description of bad debt expense, see "Management's Discussion and Analysis of Financial Condition and Results of Operation", specifically the bad debt discussion included in the comparison of Fiscal 2002 with Fiscal 2001.

(4)
Basic and diluted earnings per share would not have been effected in the fiscal years ended November 30, 2001 and 2000, pursuant to the adoption regarding the accounting change for intangible assets made in Fiscal 2002.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements and information relating to our Company that are based on the current beliefs and expectations of Management, as well as assumptions made by and information currently available us. When used in this Management's Discussion and Analysis, and elsewhere in this Form 10-K, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, as they relate to our Company are intended to identify forward-looking statements. Such statements reflect the current views of our Company's management, with respect to future events and are subject to certain risks, uncertainties and assumptions, which could cause the actual results to differ materially from those reflected in the forward-looking statements.

        The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

Overview

        We are a leading Internet media and marketing company that uses our on-line media network to generate leads and sales for our corporate clients. We provide complete end-to-end marketing solutions for companies seeking to increase sales and customers through on-line marketing programs. The services we offer include the development of a complete creative promotion to be used to market the client's product to consumers, broadcasting a promotion on-line in order to generate new customers for the client, delivery of data files from the results of campaigns, creating and hosting the customized websites or web pages necessary to effect the consumer transaction that drives the client's sales and generating comprehensive reporting in order for the client to analyze the effectiveness of a promotion. We use the media of our websites, as well as email, search engines and other on-line media, to generate the customers, sales and leads for our clients, and for our own product and service offers. We are paid by our clients primarily on a success-based model, in that we receive a fee for every lead, customer or sale generated for the client.

        In addition to our third party client-based revenue, we generate revenue directly from consumers for our own products and services. In Fiscal 2003, we expanded our line of direct-to-consumer products and services to include Internet based services, such as iMatchUp.com, our on-line dating service included in our E-commerce segment, and TXNet/WorldWebAccess, our ISP, VOIP and email products, which comprise our LEC Billed Products segment. During Fiscal 2004, we introduced Click-Help, an addition to our LEC Billed Product suite that offers 24/7 technical assistance to the home PC user, under a recurring monthly billing plan. We have temporarily discontinued new customer acquisitions for our LEC Billed products and services, but we continue to effectively seek out other products that fit the LEC Billing mode that exhibit the potential for acceptable economic returns. The LEC Billed Products do not have any long lived assets associated with the segment. These "direct-to-consumer" generated products and services accounted for approximately $8.9 million, or 24% of our revenue during the fiscal year ended November 30, 2004, as compared to approximately $5.5 million, or 17% of our revenue during the fiscal year ended November 30, 2003. Such direct to consumer services were inactive in Fiscal 2002.

        We also generate revenues from the sales and rentals (for use both on-line and off-line) of our proprietary, profiled databases and are included in our E-commerce segment.

Background

        From our inception in 1993 (under the name "Quintel Communications, Inc.") through 1999, we generated the bulk of our revenue from direct marketing using the traditional media of television,

postal mail and telemarketing. In 2000, we repositioned our direct marketing business to the on-line media of the Web. Applying the marketing disciplines honed from our years of operating in the "off-line" media arena, we have been able to provide enhanced response-based results in a cost-effective and scaleable manner via on-line marketing.

On-Line Marketing

        We own and operate a variety of Internet websites featuring specialized content such as downloadable music, recipes, greeting cards, automobile information, DVD promotions, and on-line dating. We generate traffic to our websites from advertising on third party Internet media (i.e., search engines, email and banner advertisements) and through cross-marketing within our own on-line media. Our Web properties and our marketing activities are designed to generate real-time response-based marketing results for our corporate clients. When visiting our on-line properties, consumers are given the opportunity to purchase, sign-up for, ask to be contacted regarding, or simply indicate an interest in, hundreds of offers for various products and services. Specifically, through these interactive Web properties we generate a variety of transactional results ranging from (a) Web traffic, (b) inbound telemarketing calls, (c) outbound telemarketing leads, (d) demographically/psychographically profiled lists of consumers, (e) highly-targeted customized response-based leads, (f) completed applications for products, and (g) sales of products and services.

        Websites.    We own and operate a variety of websites with a broad range of content. Virtually all of our websites generate revenue from client advertisements. The advertisements are served across all of our websites using our internally-developed technology that serves ads to website visitors using an algorithm that takes into account a number of factors including information supplied by the visitor upon registration (e.g, gender, age, zip code), as well as the price paid by our customer to serve the ad.

        The websites feature content ranging from music for downloads to sweepstakes. We recently launched EZ-Tracks.com, a site that features over 30,000 songs available for free and legal downloading, as well as other content such as musical greeting cards and a downloadable version of the Bible in audio format. We have a games website that offers a variety of free parlor-style games, such as backgammon and checkers. We also recently launched a website that features thousands of cooking recipes, reciperewards.com.

        Our PrizeDistributors, Inc. sponsored group of websites offers consumers the opportunity to win up to $1 million daily in our free, on-line sweepstakes. The sweepstakes prizes are indemnified by an independent, third-party agency. During the fiscal year ended November 30, 2004 we expended approximately $0.3 million for such sweepstakes indemnification, as compared to $0.6 million in Fiscal 2003. The primary factor contributing to the decline in indemnification costs was attributable to a restructuring of our sweepstake opportunities which reduced the indemnifiers payout exposure. In order to play, each consumer must provide complete and accurate registration information and agree to receive ("opt-in") marketing messages from us and our marketing partners.

        We own and operate several other websites such as AtlasCreditGroup.com, TheBargainSpot.com, AltasAutomotiveGroup.com, Take1Entertainment.com, prizecade.com and jewelclaimcenter.com. Each of these sites is designed to appeal to a specific consumer interest category that we match with client promotions that appeal to such interest category.

        Email Marketing.    Each program that we market for our clients can be implemented not only through the websites, but also, and often, through email marketing. We currently market to a vast database, which includes consumer data that is either owned by us or is managed by us under our revenue share arrangements, whereby we recognize the gross revenue as earned and bear the payment obligation to the list owner, irrespective of receipt of payment from our clients.

        Results Analysis.    Even after campaigns are fully implemented, we continually analyze the marketing results to gauge whether the campaigns are continuing to generate adequate results for the client, whether the media is being utilized cost-efficiently, and to determine whether new and different copy is yielding better overall results. These are traditional direct-marketing disciplines that we apply and that we believe distinguish us from many of our competitors in the on-line marketing industry.

        Syndication.    After we develop a campaign that works efficiently on our own media, we sometimes "syndicate" the program to third-party media. Typically, we have expended time, media and other costs in developing certain campaigns. In exchange for this invested effort, we obtain the right to market those campaigns to other on-line media companies. We believe that with syndicated offers we can leverage campaigns we have developed so that in future fiscal periods we can generate additional revenue with reduced costs and risks associated with such business extension.

Products and Services

        We introduced several new business units during Fiscal 2003, and further expanded those new business units in Fiscal 2004, including an on-line dating program conducted over the Internet ("iMatchup.com"), included in our E-commerce segment, and Internet-based service products, such as a PC home user technical support service, an ISP service and email accounts, that are LEC Billed ("Click-Help", "TxNET" and "WorldWideAccess, Inc."). These business units are designed as monthly recurring billing programs, such as membership to iMatchUp.com, our dating site. Revenue from these businesses is generated primarily from billing consumers directly. Imatchup.com became a significant source of revenue for us in Fiscal 2004, generating almost 20% of our total revenue for Fiscal 2004.

        Our expansion in, and dependence on, our on-line direct marketing efforts, coupled with the potential for state and/or federal legislation limiting our ability to contact consumers on-line should all be considered when referring to our current fiscal year's results, as well as prior year's historical results, in evaluating the potential for our future operations, cash flows and financial position.

Transactions with Major Customers

        Transactions with major customers and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) in our discussion of Critical Accounting Policy and Accounting Estimates Discussion (immediately following {1} previously mentioned) and (3) under the heading Transactions with Major Customers in Note 1 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section hereof and incorporated herein by reference.

BASIS OF PRESENTATION

        Certain amounts for the prior periods that are presented in the accompanying consolidated financial statements, and referred to in the discussions below, have been reclassified in order to conform to the current period presentation.

Segment Information

        During the fiscal year ended November 30, 2004, we generated revenue from the following segments: E-Commerce and LEC Billed products. The E-Commerce segment currently represents the core of our business operations. Revenue in the E-commerce segment is generated primarily from marketing of third party products and services on our websites, through email and search engine marketing campaigns, and also from sales of memberships to our on-line dating service. LEC Billed products consist of our proprietary LEC billed products, known as Click-Help, TXNet ISP and WorldWebAccess, Inc. These products were introduced during the fiscal years ended November 30, 2004 and 2003. The Off-Line Marketing Services segment consisted of revenue generated by us through off-line direct marketing channels, and which was earned exclusively in Fiscal 2003 through our majority-owned subsidiary, Montvale Management, LLC, which was sold in Fiscal 2003. During the fiscal year ended November 30, 2002, we generated revenue only from the E-Commerce and Off-Line Marketing Services segments.

        Historically, Off-Line Marketing service segment's activities consisted of telemarketing services used for the acquisition of long distance and wireless phone customers for various phone service providers. During the fiscal years ended November 30, 2002 and 2003, this segment consisted exclusively of our majority owned subsidiary, Montvale Management, LLC, and the revenues and expenses of Montvale's net branch services provided to qualified mortgage banking and lending institutions. In March 2003, we disposed of our interest in Montvale, all as more fully described in Note 1 included in the attached financial statements. Historically, the LEC Billed Products segment represented telecommunications-related products and services marketed by us directly to consumers who were billed by local exchange carriers (LECs) on the consumer's telephone bill. This segment was inactive during the fiscal year ended November 30, 2002.

RESULTS OF OPERATIONS

        Our net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the fiscal years ended November 30, 2004, 2003 and 2002, are set forth in the following tables:

Segment Data—Net Revenues, by segment component

For the Year Ended November 30,	2004	2003	2002
E-commerce components
iMatchUp.com dating sites	$6,606,541	$3,946,442	$—
Website advertising	17,311,744	11,970,259	12,589,401
Net branch commission fees	—	355,981	904,810
Search Engine Marketing revenues	2,059,722	—	—
Email marketing programs	6,308,914	8,460,131	20,154,519
Data sales and rentals	1,454,599	2,031,973	3,383,079
Sales of jewelry and gifts	190,434	925,897	1,332,331
Internet game development and other	1,047,269	1,108,874	442,979

Total E-commerce	$34,979,223	$28,799,557	$38,807,119

Off-line Marketing Service components
Net branch commission fees	$—	$2,017,225	$5,166,867
Other off-line marketing	—	—	68,939

Total Off-line Marketing Services	$—	$2,017,225	$5,235,806

LEC Billed Products and Services components
Click-Help, WWA and TXNet LEC Products	$2,301,991	$1,572,070	$—

Total LEC Billed Products and Services	$2,301,991	$1,572,070	$—

CONSOLIDATED TOTALS	$37,281,214	$32,388,852	$44,042,925

        The following table sets forth for the periods indicated the percentage of net revenues represented by the certain items reflected in our statement of operations:

	For the Year Ended November 30,
	2004	2003	2002
Net Revenue	100.0%	100.0%	100.0%
Cost of Sales	59.2%	40.4%	27.8%
Gross Profit	40.8%	59.6%	72.2%
Selling, general and administrative expenses	40.7%	62.2%	60.7%
Bad debt expense	1.1%	1.8%	1.5%
Interest Expense	0.0%	0.0%	0.2%
Other Income (expense)	4.7%	5.2%	0.5%
Net income	2.7%	1.3%	6.2%

        The following is a discussion of our financial condition and results of operations for the years ended November 30, 2004, 2003 and 2002, respectively. This discussion may contain forward looking-statements that involve risks and uncertainties. Our actual results could differ materially from the forward looking-statements discussed herein. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

For the Year Ended November 30, 2004 Compared to Year Ended November 30, 2003

        Our net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the fiscal years ended November 30, 2004 and 2003, are detailed in the following tables:

Segment Data—Net Revenues, by Segment Component

For the Year Ended November 30,	2004	2003	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce components
iMatchUp.com dating sites	$6,606,541	$3,946,442	$2,660,099	67%
Website advertising	17,311,744	11,970,259	5,341,485	45%
Net branch commission fees	—	355,981	(355,981)	-100%
Search Engine Marketing revenues	2,059,722	—	2,059,722	100%
Email marketing programs	6,308,914	8,460,131	(2,151,217)	-25%
Data sales and rentals	1,454,599	2,031,973	(577,374)	-28%
Sales of jewelry and gifts	190,434	925,897	(735,463)	-79%
Internet game development and other	1,047,269	1,108,874	(61,605)	-6%

Total E-commerce	34,979,223	28,799,557	6,179,666	21%

Off-line Marketing Service components
Net branch commission fees	—	2,017,225	(2,017,225)	-100%

Total Off-line Marketing Services	—	2,017,225	(2,017,225)	-100%

LEC Billed Products and Services components
Click-Help, WWA, and TXNet LEC Products	2,301,991	1,572,070	729,921	46%

Total LEC Billed Products and Services	2,301,991	1,572,070	729,921	46%

TOTAL CONSOLIDATED NET REVENUE	$37,281,214	$32,388,852	$4,892,362	15%

        Net Revenue increased approximately $4.9 million, or 15%, to $37.3 million for the year ended November 30, 2004, from $32.4 million in the prior year. E-commerce segment revenue had a net increase of approximately $4.2 million on a comparative basis with the prior year, attributable primarily to increases in website advertising revenue, with the total increase in E-commerce revenue of $6.2 million including $2.1 million in revenue earned from our July 1, 2004 acquisition of the assets of a search engine marketing business, SendTraffic,com, Inc. (SendTraffic). Search Engine revenue is shown after intercompany eliminations. Net revenue in our LEC Billed Product segment increased $0.7 million, to $2.3 million, resulting from increased marketing and enrollments into our various LEC products during the first six months of Fiscal 2004, as compared to approximately $1.6 million in revenue for the prior year's comparable period. Offsetting the foregoing revenue increases was a decline in net revenue that resulted from the sale of our majority-owned subsidiary (Montvale Management, LLC) during the quarter ended May 31, 2003. Such subsidiary accounted for approximately $2.0 million of our Off-line Marketing Service segment revenue, or 6% of our consolidated revenue during the year ended November 30, 2003. Our E-commerce segment's net revenue included approximately $0.4 million in online revenue earned by Montvale in Fiscal 2003. In total, Montvale accounted for $2.4 million, or 7.3%, of revenue during the year ended November 30, 2003.

        Our cost of sales during the years ended November 30, 2004 and 2003 were comprised of (1) direct and indirect marketing costs associated with the acquisition and retention of consumers for our marketing programs, including direct response email marketing costs, website registrations, customer profiles, other customer acquisition costs (such as outbound telemarketing), promotional and creative costs, and premium fulfillment costs, and (2) the related contingent-based sweepstakes indemnification expense, billing and collection fees and customer service costs.

        Our cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the years ended November 30, 2004 and 2003, are set forth below:

Consolidated Cost of Sales, by Segment, by Component

For the Year Ended November 30,	2004	2003	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce
Advertising, promotion and fulfillment costs
Email marketing and related delivery costs	$4,085,746	$4,525,931	$(440,185)	-10%
Website registrations, customer profiles and other related customer acquisition costs	13,581,230	6,435,162	7,146,068	111%
Promotional, creative and other costs	343,494	366,115	(22,621)	-6%
Search Engine Marketing Costs of Revenue	1,449,597		1,449,597	100%

Total E-commerce Advertising	$19,460,067	$11,327,208	$8,132,859	72%

Service Bureau fees
Contingent based prize indemnification costs	$300,278	$526,502	(226,224)	-43%

Total E-commerce Cost of Sales	$19,760,345	$11,853,710	$7,906,635	67%

Off-line Marketing Services
Advertising, promotion and fulfillment costs
Telemarketing, direct mail and related costs	$—	$261,786	$(261,786)	-100%

Total Off-line Marketing Cost of Sales	$—	$261,786	$(261,786)	-100%

LEC Billed Products and Services
Service Bureau fees
Service provision, billing and collection costs	$2,292,265	$965,059	1,327,206	138%

Total LEC Billed Cost of Sales	$2,292,265	$965,059	$1,327,206	138%

Consolidated Cost of Sales	$22,052,610	$13,080,555	$8,972,055	69%

        Cost of sales on a consolidated basis increased $9.0 million, or 69%, to $22.1 million for the year ended November 30, 2004 from $13.1 million for the year ended November 30, 2003.

        The primary factor contributing to the increase in consolidated cost of sales was related to a net increase of approximately $8.1 million in costs incurred by our E-commerce segment in the generation of its increased revenues. This E-commerce segment cost increase is attributable to two factors: (1) a net increase in costs of approximately $6.4 million from our core revenue-generating activities; and (2) the inclusion of the cost of revenue generation from our July 1, 2004 acquisition of SendTraffic, with such cost of revenue accounting for $1.5 million, or 6.6% of consolidated cost of sales during the year ended November 30, 2004.

        The E-commerce segment net increase in the cost of sales from our core revenue generating activities resulted from: an increase of approximately $7.1 million in costs incurred for website registrations, customer profiles and other costs of online customer acquisitions, all necessary to support our increased E-commerce revenue generation, as discussed above; offset by (1) a decrease in email marketing costs of approximately $0.4 million, related to our decreased use of third party email vendors in the promotion of our email revenue generating opportunities pursuant to declines in margin, which resulted from the ISP's increasing their filtering of commercial email messages, regardless of whether the email was permission-based; and (2) a decrease in contingent prize indemnification costs of approximately $0.3 million, attributable to a reduction in the size of the sweepstakes prizes, and the related impact on indemnification pricing. Also, see "Consolidated Gross Profit, by Segment" for a discussion of anticipated future revenue recognition as a result of current period costs incurred.

        Other increases in cost of sales related to our LEC Billed Products segment, which amounted to approximately $1.3 million, or an increase of 138%, when compared to the prior year. During the first six months of the year ended November 30, 2004, we incurred a significant increase in marketing expenditures due to a test marketing campaign utilizing outbound telemarketing for LEC Billed Products segment customer acquisitions. Such marketing expenditures amounted to approximately $0.8 million during the year ended November 30, 2004. Management had anticipated that this marketing effort would have established a base of recurring billed customers that would generate revenues unencumbered by additional marketing costs in future fiscal periods. Subsequent to this assessment, we experienced an increase in the levels of customer service and account cancellations, significantly reducing the future revenue benefits attributable to this LEC Billed Products customer base. This decline should be considered in the assessment of future fiscal period revenues, as it relates to the LEC Billed Products segment. We currently do not intend to continue using outbound telemarketing for this business line in future fiscal periods, but do intend to apply the results of this test marketing to market other products and services through this outbound telemarketing channel. The LEC Billed Products segment does not have any long lived assets associated to the segment. Resulting from the increase levels of cancellations, we experienced an increase in costs of sales due to the associated customer service costs.

        Our gross profit in terms of dollars, on a segmental basis, and our gross profit percentage, on a segmental basis, for each of the years ended November 30, 2004 and 2003, are set forth below:

Consolidated Gross Profit, by Segment

For the Year Ended November 30,	2004	2003	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce	$15,218,878	$16,945,847	$(1,726,969)	-10%
Off-line Marketing services	—	1,755,439	(1,755,439)	-100%
LEC Billed products and services	9,726	607,011	(597,285)	-98%

CONSOLIDATED TOTALS	$15,228,604	$19,308,297	$(4,079,693)	-21%

Consolidated Gross Profit Percentages, by segment

For the Year Ended November 30,	2004	2003	Absolute percentage Change Inc(Dec)	Relative percentage Change Inc(Dec)
E-commerce	43.5%	58.8%	-15.3%	-26.1%
Customer Acquisition services	0.0%	87.0%	-87.0%	-100.0%
LEC Billed products and services	0.4%	38.6%	-38.2%	-98.9%

CONSOLIDATED GROSS PROFIT PERCENTAGE	40.8%	59.6%	-18.8%	-31.5%

        Consolidated Gross Profit ("Gross Margin") as a percentage of net revenue was 40.8% during the year ended November 30, 2004, compared to 59.6% in the prior year, representing an absolute percentage point decrease of 18.8%, or a 31.5% decrease on a relative basis.

        The decline in gross profit is primarily attributable to four factors: (1) increased website registration, customer profile and other third party online customer acquisition costs for our websites recognized in our core business; (2) new LEC Billed Products segment customer acquisition marketing efforts, primarily during the first six months of Fiscal 2004 (which effort was curtailed in the third quarter of Fiscal 2004), coupled with increased chargeback and related customer service costs attributable to such LEC Billed Products segment customers during the year ended November 30, 2004; (3) our shift in reaction to regulatory changes whereby we migrated a portion of our marketing efforts from higher margin email revenue to lower margin website based revenue; and (4) the gross profit contribution from the SendTraffic asset acquisition during the period July 1, 2004 (acquisition date) to November 30, 2004, which was approximately 29.6% (after consolidation, transfer pricing and inter-company profit eliminations), and was significantly less than the historically recognized gross profit of our core business. Additionally, the impact on gross profit from our iMatchUp.com dating sites results from the expensing of the costs of customer acquisition during the period we acquire and expense the free iMatchUp.com membership account, while the recognition of the revenue is dependent upon whether or not the free account converts to a paying membership. The period that a free account may convert to a billable account ranges from one week after acquisition, to as long as two years, and longer, after its initial month of acquisition, based on available historical conversion to billable experience. Therefore, predicated on stabilized acquisition costs in future fiscal periods, we expect that the future conversions of free membership acquisitions to billable members, as well as the anticipated renewal revenues from such acquired customers, should allow us to report improved gross profit margins attributable to such memberships in our E-commerce segment in future fiscal periods.

        Our Selling Expenses for each of the years ended November 30, 2004 and 2003, are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Segment Data—Consolidated Selling Expenses, by segment, by component

For the Year Ended November 30,	2004	2003	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce
Fee share commissions	$1,190,894	$4,096,037	$(2,905,143)	-71%
Selling salaries and related expenses	878,034	1,421,749	(543,715)	-38%
Travel and entertainment	254,582	131,496	123,086	94%

TOTAL Selling—E-commerce segment	2,323,510	5,649,282	(3,325,772)	-59%

Off-line Marketing Services
Selling salaries and related expenses	—	796,014	(796,014)	-100%
Occupancy and equipment costs	—	45,623	(45,623)	-100%
Travel and entertainment	—	5,005	(5,005)	-100%

TOTAL Selling—Off-line segment	—	846,642	(846,642)	-100%

Consolidated Totals	$2,323,510	$6,495,924	$(4,172,414)	-64%

        Selling expenses, on a consolidated basis, decreased approximately $4.2 million, or 64%, from $6.5 million during the year ended November 30, 2003 to $2.3 million during the year ended November 30, 2004. The decrease was primarily related to an approximate $3.3 million reduction in E-commerce segment selling expenses, of which (a) approximately $2.9 million relates to a decrease in commissions and correlates to our reduced use of third-party databases in the promotion of our email services (which decrease relates to the alternative use of capital for increased website registration, customer profile and other online customer acquisition costs as discussed in the "Cost of Goods Sold" section, above), and (b) approximately $0.5 million relates to decreases in salaries and related costs resulting from cost-cutting reductions to our sales force undertaken in the second half of Fiscal 2003.

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

        Our General and Administrative Expenses for the years ended November 30, 2004 and 2003, are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Segment Data—Consolidated General and Administrative Expenses, by segment, by component

For the Year Ended November 30,	2004	2003	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce
Compensation costs and related expenses	$4,588,573	$4,102,192	$486,381	12%
Professional fees	730,850	1,336,416	(605,566)	-45%
Insurance costs	539,372	492,566	46,806	10%
Occupancy and equipment costs	296,494	320,351	(23,857)	-7%
Site development, maintenance and modifications	1,405,484	1,580,553	(175,069)	-11%
All other G&A expenses	1,325,458	1,238,338	87,120	7%

TOTAL G&A—E-commerce segment	8,886,231	9,070,416	$(184,185)	-2%

Off-line Marketing Services
Professional fees	—	21,229	(21,229)	-100%
All other G&A expenses	—	691,351	(691,351)	-100%

TOTAL G&A—Off-line segment	—	712,580	(712,580)	-100%

LEC Billed Products and Services
Compensation costs and related expenses	311,250	308,574	2,676	1%
Professional fees	97,997	42,976	55,021	128%
Insurance costs	52,623	27,113	25,510	94%
All other G&A expenses	29,071	96,273	(67,202)	-70%

TOTAL G&A—LEC segment	490,941	474,936	16,005	3%

Corporate
Compensation costs and related expenses	1,547,134	1,557,307	(10,173)	-1%
Professional fees	881,977	705,012	176,965	25%
Insurance costs	473,608	520,560	(46,952)	-9%
All other G&A expenses	552,348	605,713	(53,365)	-9%

TOTAL G&A—Corporate	3,455,067	3,388,592	66,475	2%

Consolidated Totals	$12,832,239	$13,646,524	$(814,285)	-6%

        General and Administrative expenses ("G&A") on a consolidated basis decreased approximately $0.8 million, or 6%, when comparing G&A of $12.8 million for the year ended November 30, 2004 to G&A of $13.6 million incurred during the year ended November 30, 2003. The significant portion of the net decrease was attributable to decreases in our: (a) Off-line Marketing Service segment ($0.7 million) pursuant to our disposition of our majority-owned subsidiary (Montvale Management, LLC) in March 2003; and (b) E-commerce segment ($0.8 million), relating to reductions in: (i) compensation costs pursuant to cost cutting reductions to our workforce undertaken in the second half of Fiscal 2003, (ii) professional fees reflecting reduced requirements for litigation defense, and (iii) other expenses primarily reflecting the benefit of general cost reduction efforts undertaken in the second half of Fiscal 2003. The year ended November 30, 2004 included approximately $718,000 of overhead related to SendTraffic, which was acquired on July 1, 2004. Specifically, for the period July 1, 2004 to November 30, 2004, SendTraffic's overhead included compensation costs and related expenses of approximately $569,000; site development, maintenance and modification costs of approximately $25,000; office rent of $15,000; and other G&A of approximately $108,000. The SendTraffic acquisition resulted in identifiable intangible assets generating amortization expense of approximately $179,000 in Fiscal 2004, with this amount being included in the E-commerce expense line item "All other G&A expenses".

        Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP ("FKIWSBR") provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. We incurred approximately $695,000 in legal fees (exclusive of disbursements) from FKIWSBR during the year ended November 30, 2004. We incurred approximately $733,000 in legal fees (exclusive of disbursements) from FKIWSBR during the year ended November 30, 2003.

Consolidated Bad Debt Expense, by Segment

For the Year Ended November 30,	2004	2003	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce	$406,699	$576,350	$(169,651)	-29%

Consolidated Totals	$406,699	$576,350	$(169,651)	-29%

        Bad Debt expense decreased approximately $0.2, or 29%, to bad debt expense of $0.4 million in the year ended November 30, 2004, as compared to bad debt expense of $0.6 million incurred in the year ended November 30, 2003. Fiscal 2004 bad debt expense is primarily attributable to one specific customer who accounted for approximately $390,000 of bad debt, coupled with an approximate $17,000 net increase in our reserve for smaller accounts. Fiscal 2003 bad debt expense was attributable to one specific customer who accounted for approximately $622,000 of bad debt, coupled with an approximate $46,000 net decrease in our reserve for smaller accounts. Our allowance for bad debts results from our assessment of the risk of collection embedded in our customer base as described below.

        We continuously evaluate the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition or bankruptcy filings of our customers. As a result of this review process, we record adjustments to bad debt provisions/(recaptures) to reflect the related accounts receivable carrying amount to amounts that estimate their probable realizable value. Provisions for bad debts are also recorded resulting from the review of other factors, including (a) length of time the accounts receivable are past due, and (b) historical experience and other factors obtained during collection efforts. If circumstances related to specific customers change, our estimates for bad debt provision/(recaptures) could be further increased or decreased in future fiscal periods.

OTHER INCOME (EXPENSE)

        The components of our "Other income (expense)" for the years ended November 30, 2004 and 2003 are set forth below:

For the Year Ended November 30,	2004	2003	change inc(dec) $$$	change inc(dec) %%%
Other income (expense):
Interest income and dividends	$515,156	$479,934	$35,222	7%
Realized gains on sale of marketable securities	25,490	19,730	5,760	29%
Realized gain on sale of subsidiary	784,900	1,375,801	(590,901)	-43%
Other non-operating income:	—
Other miscellaneous income (expense)	133,308	(54,068)	187,376	-347%
Vendor settlement on prior year marketing fee	350,000	—	350,000	100%
Foreign Currency Exchange Rate Fees and interest	(20,793)	—	(20,793)	100%
Interest and penalties—tax audits and settlements	(69,581)	—	(69,581)	100%
Reduction of prior year's LEC reserve	34,181	—	34,181	100%
Minority interest (income) loss	—	(137,567)	137,567	-100%

Total Consolidated Other
Income (Expense)	$1,752,661	$1,683,830	$68,831	4%

        Consolidated Other Income (Expense) increased approximately $69,000, when comparing the year ended November 30, 2004 to the year ended November 30, 2003.

        The material offsetting factors contributing to the net increase, in their order of magnitude, as set forth in the above table, are as follows:

  (a)
  Our year ended November 30, 2004 realized $785,000 in installment payment gains from a prior year sale of a subsidiary. Our comparable prior year's quarter had realized $1.4 million from such subsidiary sale, the bulk of which related to payments received at closing in March 2003. Offsetting this decline was the increase in other income resulting from the elimination of minority interest in connection with the sale of this subsidiary.

  (b)
  Partially offsetting this decrease, we collected $350,000 in settlement of a prior year's marketing agreement dispute. The amount collected had originally been charged to our cost of goods sold accounts in Fiscal 2000. In Fiscal 2000, we had expended $650,000 as a non-refundable prepayment for the delivery of 1 million on-line customers to our website properties under the above referenced marketing agreement. The marketing partner's failure to satisfactorily deliver the requisite number of on-line customers to us was the basis for the settlement received by us during the year ended November 30, 2004.

  (c)
  During the year ended November 30, 2004, we settled a Florida Intangible Tax dispute as it related to one of our wholly-owned subsidiaries. The disputed period covered the Florida Intangible tax years of 1997 and 1998. The open years were settled with the Florida Department of Revenue for: (i) an intangible tax assessment of $58,663, which had been accrued for in our tax provision in a previous fiscal year; (ii) interest expense of $39,596; and (iii) penalties of $14,594, with both being expensed during the year ended November 30, 2004.

PROVISION FOR INCOME TAXES

        We provide for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. A final adjustment is made to our provision for income taxes pursuant to the computation of our annual tax provision (benefit). Our current year's tax benefit approximates $405,000, coupled with pre tax income of approximately $1,418,000. This effective rate relationship of 28.5%, when compared to our historical effective rate of approximately 39%, results from several offsetting factors. We recognized tax benefits from the use of approximately $0.8 million in previously devalued capital loss carryover deferred tax assets. Such prior year devalued capital loss deferred tax assets were utilized in Fiscal 2004 to offset the tax expense on current year's capital gain income of approximately $0.8 million. Additionally, we benefited from state tax benefits partially offset by foreign income tax expense. See Note 8 of the Consolidated Financial Statements for further details of our tax expense(benefit), and deferred tax assets and liabilities. We are subject to examination by taxing authorities in various jurisdictions, and believe that we have adequately provided for all such tax liabilities. Matters raised upon audit from such jurisdictions may involve substantial amounts and could be material. Management considers it unlikely that resolution of any such matters would have a material adverse effect upon our consolidated financial statements.

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

        Net Revenue decreased approximately $11.7 million, or 26%, to $32.4 million for the year ended November 30, 2003 from $44.0 million in the comparable prior year period. Four significant factors contributed to the net decline in consolidated revenue: (1) the loss of one of our significant customers in the fourth quarter of Fiscal 2002, which customer accounted for approximately $9.5 million, or 21.5%, of our revenue for the year ended November 30, 2002, and which customer contributed less than $0.1 million in revenue for the year ended November 30, 2003; (2) the sale of our majority-owned subsidiary (Montvale Management, LLC) during the current fiscal year's quarter ended May 31, 2003, which subsidiary accounted for approximately $6.1 million, or 14% of our revenue during the year ended November 30, 2002, compared to $2.4 million during the year ended November 30, 2003, representing a $3.7 million, or a 61% decrease; (3) our complete cessation of recognizing revenue from one of our major customers in the quarter ended May 31, 2003 based on the absence of collection probability. Such customer, a public company, accounted for approximately $3.3 million, or 8% of our revenue during the year ended November 30, 2002, compared to approximately $0.5 million, or 2% of our revenue during the year ended November 30, 2003. We made our collection assessment during the quarter ended May 31, 2003, based on such customer's publicly filed information. This assessment included the consideration of American Stock Exchange's May 23, 2003 trading halt of the customer's securities, and its eventual filing for bankruptcy protection on June 16, 2003. See "—Bad Debt Expense"; and (4) a $3.8 million net revenue decrease in amounts earned in Fiscal 2003 from the remaining three major customers reported at November 30, 2002.

        Offsetting the above referenced net revenue declines of approximately $19.8 million were: (1) increases in net revenue of approximately $3.9 million, or 12% of consolidated net revenues for the year ended November 30, 2003, attributable to our online dating service, iMatchup.com, which was initially launched in the first quarter of the current of Fiscal 2003; (2) increases in net revenue of approximately $1.6 million, or 5% of consolidated net revenues for the year ended November 30, 2003, attributable to our LEC Billed Products segment, which was reintroduced to our revenue mix in the first quarter of Fiscal 2003 and were inactive in Fiscal 2002; and (3) increases in net revenue of approximately $3.0 million, or 8% of consolidated net revenues for the year ended November 30, 2003 attributable to our revenue earned from new clients acquired in fiscal 2003, and increased spending by other customers existing at November 30, 2002.

        See "Transactions with Major Customers" and Securities and Exchange Commission recommended FR-60 disclosures following the "—Liquidity and Capital Resources" for a further discussion of the significant customer concentrations, critical accounting policies and estimates, and other factors that could affect future results.

        Our cost of sales during the years ended November 30, 2003 and 2002, are comprised of (1) direct and indirect marketing costs associated with the acquisition and retention of consumers for our databases, including direct response email marketing costs, data purchases, promotional costs and premium fulfillment costs, and (2) contingent-based sweepstakes indemnification expense, billing and collection fees and customer service costs.

        Our cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the years ended November 30, 2003 and 2002, are set forth below:

Consolidated Cost of Sales, by Segment, by Component

Year Ended November 30,	2003	2002	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce
Advertising, promotion and fulfillment costs
Email marketing and related delivery costs	$4,525,931	$5,103,777	$(577,846)	-11%
Data and profile purchases, and premium costs	6,435,162	5,983,008	452,154	8%
Promotional, creative and other costs	366,115	191,960	174,155	91%

Total E-commerce Advertising	11,327,208	11,278,745	48,463	0%

Service Bureau fees
Contingent based prize indemnification costs	526,502	345,559	180,943	52%

Total E-commerce Cost of Sales	11,853,710	11,624,304	229,406	2%

Off-line Marketing Services
Advertising, promotion and fulfillment costs
Telemarketing, direct mail and related costs	261,786	619,331	(357,545)	-58%

Total Off-line Marketing Cost of Sales	261,786	619,331	(357,545)	-58%

LEC Billed Products and Services
Service Bureau fees
Service provision, billing and collection costs	965,059	—	965,059	100%

Total LEC Billed Cost of Sales	965,059	—	965,059	100%

Consolidated Cost of Sales	$13,080,555	$12,243,635	$836,920	7%

        Cost of sales on a consolidated basis increased $0.8 million, or 7%, to $13.1 million for the year ended November 30, 2003, from $12.2 million in the year ended November 30, 2002.

        A combination of several offsetting factors contributed to the net increase in cost of sales. We recognized an approximate $0.4 million increase in data, profile and premium costs. Such increase was attributable to increases in data and profile costs of approximately $2.5 million, offset by decreases in premium costs of approximately $2.1 million. The premium cost decline was related to our loss of a significant customer, which customer's enrollment-based marketing program offered a premium to entice enrollments. We discontinued conducting business with this significant customer in the fourth quarter of Fiscal 2002. Therefore, Fiscal 2003 was not burdened with such premium obligation costs. In addition, Fiscal 2003 received an approximate benefit of $0.6 million from the reversal of a portion of the prior years related premium accrual. The increase in data and profile costs in Fiscal 2003 was mainly attributable to the cost of consumer data and profile acquisitions, both directly associated with our current year increased website activities, specifically at the iMatchUp.com website, the "Atlas" websites, PrizeAmerica.com and the PrizeDistributors.com newly introduced group of sites. Additional increases in the cost of sales were attributable to billing, collection and customer service costs of approximately $1.0 million associated with our LEC Billed Product activities, which activities were dormant during the fiscal year ended November 30, 2002. The above mentioned increases were offset by: (1) an approximate $0.6 million decrease in email marketing and delivery costs resulting from reduced mailing volumes and improved pricing arrangements with our third party email delivery vendors; and (2) a $0.4 million decrease in advertising promotion and fulfillment costs associated with the sale of our majority interest in Montvale Management, LLC in the second quarter of Fiscal 2003.

        Our gross profit and percentage, on a segmental basis, for each of the years ended November 30, 2003 and 2002 are set forth below:

Consolidated Gross Profit, by Segment

Year Ended November 30,	2003	2002	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce	$16,945,847	$27,182,815	$(10,236,968)	-38%
Off-line Marketing services	$1,755,439	4,616,475	(2,861,036)	-62%
LEC Billed products and services	607,011	—	607,011	100%

CONSOLIDATED TOTALS	$19,308,297	$31,799,290	$(12,490,993)	-39%

Consolidated Gross Profit Percentages, by segment

Year Ended November 30,	2003	2002	Absolute percentage Change Inc(Dec)	Relative percentage Change Inc(Dec)
E-commerce	58.8%	70.0%	-11.2%	-15.9%
Off-line Marketing services	87.0%	88.2%	-1.2%	-1.3%
LEC Billed products and services	38.6%	0.0%	38.6%	100.0%

CONSOLIDATED GROSS PROFIT PERCENTAGE	59.6%	72.2%	-12.6%	-17.4%

        Consolidated Gross Profit Percentage ("Gross Margin") as a percentage of net revenue was 59.6% during the year ended November 30, 2003, compared to 72.2% in the prior year's comparable fiscal period, representing an absolute percentage point decrease of 12.6%, or a 17.4% decrease on a relative basis.

        The decline in gross profit is primarily attributable to increased data acquisition costs for our iMatchUp.com on-line dating site and increased marketing and related data acquisition costs for our other website properties and the reintroduction of the LEC Billed Products segment activity, which has a gross profit lower than our historical gross profit. The impact on gross profit from the iMatchUp.com service results from the expensing of the costs of customer acquisition during the current period (e.g. we pay a third party website a fee for its generating an iMatchup.com free membership account), while the recognition of the corresponding revenue is dependent upon whether or not a free account converts to a paying membership, the date of such conversion and the type of membership (i.e., one month, three month or annual memberships). The iMatchUp.com free profiles that convert to billable members generally do so over a period subsequent to their month of acquisition. Therefore, we expect that these future conversions of profiles to billable members, should allow us to report improved consolidated gross profit relationships from iMatchUp.com in future fiscal periods.

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

        Selling expenses on a consolidated basis decreased approximately $5.0 million, or 43%, from $11.5 million during the year ended November 30, 2002, to $6.5 million during the year ended November 30, 2003. The decrease was primarily attributable to an approximate $3.2 million decrease in database fee share commissions and other sales based commissions. Such selling expense item's decreases were primarily related to our ceasing to do business with a significant customer during the fourth quarter of Fiscal 2002. Additional selling expense reductions amounted to approximately $1.4 million, and related to a reduction in selling expenses attributable to the sale of our majority owned subsidiary, Montvale Management, LLC on March 6, 2003. Such majority owned subsidiary was active for the year ended November 30, 2002.

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

        Our General and Administrative Expenses for each of years ended November 30, 2003 and November 30, 2002 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Consolidated General and Administrative Expenses, by segment, by component

Year Ended November 30,	2003	2002	Change Inc(Dec) $$$	Change Inc(Dec) %%%
E-commerce
Compensation costs and related expenses	$4,102,192	$4,668,160	$(565,968)	-12%
Professional fees	1,336,416	1,408,053	(71,637)	-5%
Insurance costs	492,566	477,656	14,910	3%
Occupancy and equipment costs	320,351	347,170	(26,819)	-8%
Site development, maintenance and modifications	1,580,553	868,755	711,798	82%
All other G&A expenses	1,238,338	1,592,736	(354,398)	-22%

TOTAL G&A—E-commerce segment	9,070,416	9,362,530	(292,114)	-3%

Off-line Marketing Services
Compensation costs and related expenses	—	—	—	0%
Professional fees	21,229	32,312	(11,083)	-34%
Insurance costs	—	3,754	(3,754)	-100%
Occupancy and equipment costs	—	—	—	0%
All other G&A expenses	691,351	1,607,910	(916,559)	-57%

TOTAL G&A—Off-line segment	712,580	1,643,976	(931,396)	-57%

LEC Billed Products and Services
Compensation costs and related expenses	308,574	—	308,574	100%
Insurance costs	42,976	—	42,976	100%
Occupancy and equipment costs	27,113	—	27,113	100%
All other G&A expenses	96,273	—	96,273	100%

TOTAL G&A—LEC segment	474,936	—	474,936	100%

Corporate
Compensation costs and related expenses	1,557,307	2,361,991	(804,684)	-34%
Professional fees	705,012	747,864	(42,852)	-6%
Insurance costs	520,560	475,775	44,785	9%
All other G&A expenses	605,713	659,286	(53,573)	-8%

TOTAL G&A—Corporate	3,388,592	4,244,916	(856,324)	-20%

Consolidated Totals	$13,646,524	$15,251,422	$(1,604,898)	-11%

        General and Administrative expenses ("G&A") on a consolidated basis decreased approximately $1.6 million, or 11%, when comparing G&A of $15.3 million from the year ended November 30, 2002 to G&A of $13.6 million incurred during the year ended November 30, 2003. The decrease was attributable to the following: (a) decreased E-commerce segment expenses of approximately $0.3 million, primarily attributable to increases in the costs of the development, maintenance and modifications to our newly introduced, and existing, websites, offset by reductions in: (i) compensation costs (primarily from staff reductions coupled with reduced Fiscal 2003 year end bonuses), (ii) professional fees (primarily from reduced litigation defense demand) and (iii) other E-commerce G&A expenses (primarily reflecting the benefit of general cost reduction efforts undertaken in Fiscal

2003); (b) decreased Off-line Marketing Services segment expenses of approximately $0.9 million, attributable to the March 6, 2003 sale of our majority owned subsidiary, Montvale Management, LLC; (c) increased G&A costs associated with the LEC Billed Products and Services segment of approximately $0.5 million, with such segment being inactive in Fiscal 2002; and (d) decreases in the Corporate segment of approximately $0.9 million, primarily attributable to reductions in the number of compensated officers resulting from a Fiscal 2002 officer resignation, coupled with the current year's absence of the $0.3 million related option repurchase compensation charge incurred in the fourth quarter of Fiscal 2002, and a fiscal 2003 bonus reduction of approximately $420,000.

        In the fiscal year ended November 30, 2003, our subsidiary ThanksMuch.com, was served with a class action lawsuit in the State of California, Los Angles County, for damages associated with allegedly violating the State's Shipping and Handling laws. The suit was settled during the first six months of the year ended November 30, 2003. The costs regarding the settlement approximated $30,000, including plaintiffs' legal fees (exclusive of disbursements), with such costs being charged to operations, and included within general and administrative expenses, in the current fiscal year ended November 30, 2003.

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

        Bad Debt expense decreased approximately $71,000, or 11%, to $576,000 in Fiscal 2003 from approximately $648,000 in Fiscal 2002.

        We continuously evaluate the potential of the collectibility of trade accounts receivable by reviewing such factors as deterioration in the operating results, financial condition or bankruptcy filings of our customers. As a result of this review process, we record bad debt provisions to adjust the related accounts receivable carrying amount to an amount that reflects their probable realizable value. Provisions for bad debts are also recorded resulting from the review of other factors, including (a) length of time the accounts receivable are past due, (b) historical experience and (c) other factors obtained during collection efforts. If circumstances related to specific customers change, our estimates for bad debt provisions could be further increased.

        During the year ended November 30, 2003, one of our major customers filed for bankruptcy protection. This resulted in a write-off of approximately $622,000, of which $322,000 was charged to bad debt expense in Fiscal 2003 and approximately $300,000 was applied to a previously recorded reserve. The balance of bad debt expense relates to the risk of collection from bad debts as it relates to the balance of our customer base.

Other Income (Expense)

        The components of "Other income(expense)" for the years ended November 30, 2003 and 2002 are set forth below:

Consolidated Other Income (Expense)

Year Ended November 30,	2003	2002	Change Inc(Dec) $$$	Change Inc(Dec) %%%
Other income (expense):
Interest expense	$—	$(101,385)	$101,385	-100%
Interest income and dividends	479,934	$783,143	$(303,209)	-39%
Realized gains on sale of marketable securities	19,730	$76,607	(56,877)	-74%
Realized gain on sale of subsidiary	1,375,801	—	1,375,801	100%
Other non-operating income:
Talk.com Arbitration Settlement	—	2,342,123	(2,342,123)	-100%
P.M. Thomas Arbitration Settlement	—	(2,710,000)	2,710,000	-100%
Other miscellaneous income(expense)	(54,068)	(11,793)	(42,275)	358%
Liquidation proceeds on prior year impairment loss	—	125,000	(125,000)	-100%
Minority interest (income) loss	(137,567)	(402,716)	265,149	-66%

Total Consolidated Other Income (Expense)	$1,683,830	$100,979	1,582,851	1568%

        Consolidated Other Income(Expense) increased approximately $1.6 million, from approximately $0.1 million in "net income" for the year ended November 30, 2002 to approximately $1.7 million of net income for the year ended November 30, 2003.

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

          (c)   We recognized an increase in realized gains of approximately $1.4 million arising from the sale of Montvale Management, LLC (see Note 1 to the attached financial statements) and a reduction to Minority interest in (income) from such subsidiary; and

          (d)   We recognized a decrease in other non-operating income (expense) of approximately $201,000. The four components relating to this decrease are attributable to (i) a reduction to other income from the prior year's arbitration award settlement of $2.3 million from Talk.com and no arbitration awards being recognized during the year ended November 30, 2003; (ii) an increase in other income attributable to a $2.7 million arbitration award payment made by us in Fiscal 2002, with no arbitration payments made during Fiscal 2003; (iii) a decrease in other miscellaneous income arising out of residual payments received by us from prior year's terminated revenue streams, and (vi) $125,000 of liquidation proceeds recognized in the year ended November 30, 2002, with the year ended November 30, 2003 not including any other income relating to the receipt of liquidation proceeds.

PROVISION FOR INCOME TAXES

        We provide for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. A final adjustment is made to the Company's provision for income taxes pursuant to the computation of its annual tax provision (benefit). Our current year tax benefit approximates $148,000, coupled with pre tax income of approximately $273,000. This effective rate relationship, when compared to our historical effective rate of approximately 39% results from several offsetting factors. We recognized tax benefits from the use of approximately $1.4 million in previously devalued capital loss carryover deferred tax assets. Such prior year devalued capital loss deferred tax assets were utilized in fiscal 2003 to offset the tax expense on current year's capital gain income of approximately $1.4 million. Additionally, the Company benefited from state tax benefits partially offset by foreign income tax expense. See Note 9 of the Consolidated Financial Statements for further details of the Company's tax expense(benefit), and deferred tax assets and liabilities. The Company is subject to examination by taxing authorities in various jurisdictions, and believes that it has adequately provided for all such tax liabilities. Matters raised upon audit from such jurisdictions may involve substantial amounts and could be material. Management considers it unlikely that resolution of any such matters would have a material adverse effect upon the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

        As of November 30, 2004, we had aggregate working capital of $34.4 million compared to aggregate working capital of $38.2 million as of November 30, 2003. We had available cash, cash equivalents and readily available marketable debt securities of $35.8 million as of November 30, 2004, compared to available cash, cash equivalents and readily available marketable debt securities of $38.2 million as of November 30, 2003. The equity component of our marketable securities was $1.8 million at November 30, 2004, compared to $1.6 million at November 30, 2003.

        Cash provided by operating activities was approximately $2.8 million for the year ended November 30, 2004, compared to approximately $2.1 million in cash provided by operating activities during the year ended November 30, 2003, representing an approximate $0.7 million increase in cash provided by operating activities. The primary factor giving rise to the increase in cash provided by operating activities relates to net income of $1.0 million earned during the year ended November 30, 2004, when compared to a net income of $0.4 million earned during the prior year's comparable period.

        Cash used in investing activities was approximately $2.7 million during the year ended November 30, 2004, compared to $13.8 million used in investing activities during the year ended November 30, 2003. The primary use of cash in investing activities during the year ended November 30, 2004, related to the use of approximately $3.5 million expended in the SendTraffic asset acquisition on July 1, 2004. Additionally, cash was generated from the excess of short-term marketable debt securities maturities in excess of repurchases made on our behalf by our professional money managers amounting to approximately $0.3 million, and approximately $0.3 million paid for capital expenditures and an intangible license asset, with both being offset by the collection of approximately $0.8 million on installments from the prior year's sale of one of our subsidiaries. The prior year's comparable period used cash of approximately $13.8 million, approximately $13.7 million of which was used for the acquisition of short-term marketable debt securities purchased for us by our professional money managers; approximately $1.4 million was provided from proceeds received from the sale of a subsidiary; and approximately $1.5 million was used for capital expenditures payments.

        Cash used for financing activities was approximately $2.5 million during the year ended November 30, 2004, compared to $1.8 million used by financing activities during the year ended November 30, 2003. During the year ended November 30, 2004 we declared and paid four quarterly dividends, amounting to approximately $4.3 million and offset such outflows with approximately $1.7 million in proceeds from stock options exercised. During the year ended November 30, 2003, we had used approximately $2.0 million in payment of our initial two dividend declarations, and offset such outflows of cash by inflows of approximately $0.3 million in proceeds from stock option exercises.

        Our days-sales-outstanding ("DSO") in accounts receivable at November 30, 2004 was 42 days, compared to 55 days at August 31, 2004, 60 days at May 31, 2004, 52 days at February 29, 2004, and 46 days at November 30, 2003. The decrease in the current quarter's DSO compared to the third quarter of the current fiscal year relates to the reductions in the LEC Billed Products segment accounts receivable, when comparing November 30, 2004 ($0.4 million) LEC Billed Products accounts receivable to August 31, 2004 ($1.1 million). The collection cycles attributable to our LEC Billed Products segment activities are longer than that which is recognized in our E-commerce segment. Our DSO may rise above 42 days in future fiscal periods primarily in the event of growth in revenues from our LEC Billed Products segment.

        The majority of our customers are extended 30-day credit terms. In limited instances, customer credit is extended to ranges approximating 90 days. Our LEC Billed Products segment collection cycle is a function of the terms of the billing and collection agreements governing such activity. These collection cycles can exceed 90 days. We continually monitor customer adherence to their credit terms and constantly strive to improve the effectiveness of our collection efforts with the goal of achieving a DSO in the 40-day range. Future fiscal periods might not reflect this goal of a 40-day DSO, and might exceed the 46-day DSO recognized during the year ended November 30, 2004.

        Historically, our primary cash requirements have been used to fund the cost of advertising and promotion and test-marketing new products, services and promotions, with additional funds having been used in the purchasing of equipment and services in connection with the commencement of new business lines, further development of businesses being test marketed and for the development of the equipment infrastructure of subsidiaries organized in Fiscal 2002 and 2004.

        In Fiscal 2000, we executed our on-line direct marketing strategy. Our future plans and business strategy may continue to call for our Internet-based E-commerce segment to be our primary operating focus, with such segment generating the material portion of our revenues for the year's ended November 30, 2004 and 2003. In Fiscal 2002 and 2003 we expended approximately $1.9 and $1.5 million, respectively, for capital expenditures to support our E-commerce business. In Fiscal 2004, capital expenditures declined to approximately $141,000 as a result of the prior two-years' of capital expenditures, which yielded excess capacity. We believe that our current infrastructure is adequate to support our E-commerce growth plan, and therefore do not contemplate significant capital expenditure requirements in the near future.

        We may, in future fiscal periods, be required to invest significant amounts of capital into our business. Our operations fail to generate sufficient revenue, we could realize a material adverse impact on our capital and liquidity resources resulting from expenditures necessary to generate such revenue, including, but not limited to, expenditures for (a) marketing campaigns, including media costs and other costs of customer acquisition information, (b) product development costs, (c) site development and maintenance and related technology based costs, (d) potential on-line, and/or off-line, business acquisitions, (e) costs associated with developing alternative means of email promotion delivery, or (f) other unexpected and/or currently unidentifiable costs.

        We, through our wholly-owned subsidiary, Hot Rocket Acquisition Corp., acquired the assets, other than cash and receivables, and certain of the liabilities, of Hot Rocket, a privately-held on-line media and marketing agency, effective as of January 21, 2005.

        The purchase price was approximately $3.532 million, comprised of $0.7 million in shares of our common stock (or 113,821 shares) and $2.832 million in cash. In addition, we agreed to pay Hot Rocket a contingent purchase price of up to $12.5 million if Hot Rocket generates an aggregate of

$27 million in EBITDA (as quantified in the Agreement) over the four year period following the closing. The contingent purchase price is payable in semi-annual and annual installments pursuant to a formula based on the satisfaction of certain graduating EBITDA targets. We may pay, at our option (subject to certain conditions and limitations), up to 50% of the contingent purchase price installments that may become payable, in our stock with the share price to be determined on or about the date of its issuance. On February 24, 2005, we were notified by Nasdaq (the market upon which our securities are traded) that our consummation of the Hot Rocket transaction violated Nasdaq's shareholder approval rules. Nasdaq reasoned that, since the contingent purchase price could potentially include shares aggregating 20% or more of our outstanding stock, shareholder approval was required to be obtained in accordance with Nasdaq Marketplace Rule 4350(i)(1)(c)(ii). Since the date of such letter, our Board has adopted a resolution that, if contingent purchase price payments are made to Hot Rocket, we will utilize our discretion to make as much of such payments in cash as is necessary to keep the aggregate of all share issuances to Hot Rocket at a maximum of 19.9% of our outstanding stock. Nasdaq has notified us that such Board action was sufficient to cause us to again be in compliance with Nasdaq's shareholder approval rules.

        On June 30, 2004, we consummated the acquisition of the assets of SendTraffic.com, Inc. ("Send") and its affiliated entity, The Traffic Group, LLC, ("TG"), privately held search engine marketing companies based in New York. We purchased the assets for approximately $4.6 million, comprised of $3.5 million in cash and 176,799 shares of Traffix common stock. The asset acquisition agreement calls for contingent earn-out payments based on the post closing attainment of certain earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds during the thirty-six month period following the transaction.

        On April 1, 2004, we acquired an exclusive license for an operating platform created by LiveOnTheNet.com, Inc. (LOTN), a privately held company. We had announced in February 2004 that we had entered into an agreement to acquire all of the assets of LOTN. The asset acquisition plans were discarded in favor of a license agreement resulting from our final stages of due diligence. The license agreement calls for a total payment of $200,000. A down payment of $50,000 was made at the time of signing the license, and installments of $15,000 were required on the ten monthly anniversary dates following the signing. As of February 18, 2005, nine $15,000 installments have been made in accordance with the terms of the license agreement.

        In March 2003, we sold our 51% majority-owned subsidiary, Montvale Management LLC ("Montvale"), to Mortgage Industry Consultants, LLC ("MIC") for $1.6 million, plus our investment. We had obtained our 51% interest in September 1999 through an initial investment of approximately $50,000. The terms of the agreement included an initial payment of $1 million (received in March 2003) followed by an additional $600,000 to be paid in 24 monthly installments of $25,000 each. As of February 18, 2005, all required installments were received and recorded as realized gain on sale of subsidiary. Based on management's assessment of Montvale's future cash flows, after taking into consideration Montvale's increased obligations with respect to the note obligations due us, we have deemed it prudent to defer recognition of income on the unpaid portion of the note. Recognition will therefore take place in future periods under the cost recovery method.

        In May 2003, we received approximately $299,000, representing our GAAP basis capital account in such majority-owned subsidiary as at November 30, 2002, pursuant to the terms of the agreement. We also entered into a two-year Media Purchase Agreement whereby we agreed to provide certain media lead generation and related services to the continuing owners of Montvale for consideration of $40,000 per month over the term of the agreement. As of February 18, 2005, we have collected all of the requisite payments specified under the agreement.

        In the fiscal year ended November 30, 1999, the adoption of our Internet business plan and strategy prompted us to terminate the marketing of our legacy products and services, which were active at that time. Accordingly, this legacy activity has contributed, in a significantly decreasing degree, to our cash flows and results of operations for the three-year fiscal period, December 1, 1999 to November 30, 2002, and did not contribute at all to the operations of Fiscal 2003 and Fiscal 2004. This should be considered when using our historical results in evaluating future operations, cash flows and financial position. Nevertheless, we will continue to explore opportunities to offer other Off-line marketing services, and expect to continue the expansion of our activities within our LEC Billed Products segment.

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

        A summary table of future contractual commitments, for future minimum lease payments under non-cancelable operating leases and employment contracts are set forth below:

	Operating Leases		Employment agreements		Other	Total Contractual Obligations
	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic	Foreign
2005	368,400	33,892	1,912,082	302,470	45,000	2,325,482	336,362
2006	262,277	—	1,362,345	327,676	—	1,624,622	327,676
2007	48,695	—	1,202,084	4,143	—	1,250,779	4,143
2008	50,156	—	470,833	—	—	520,990	—
Thereafter	16,883	—	291,667	—	—	308,549	—

	$746,411	$33,892	$5,239,011	$634,289	$45,000	$6,030,422	$668,181

RELATED PARTIES

        Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP ("FKIWSBR") provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. FKIWSBR legal services are billed on an arms length transaction basis. We incurred approximately $695,000 in legal fees from FKIWSBR during the year ended November 30, 2004.

TRANSACTIONS WITH MAJOR CUSTOMERS

        During the fiscal year ended November 30, 2004, we had nine customers in our E-commerce segment which, in combination, accounted for approximately $12.1 million or 46% of consolidated net revenues during such period, and approximately $2.0 million, or 42% of consolidated net accounts receivable as of November 30, 2004. The nine major customers accounted for 11.1%, 5.8%, 3.0%, 3.0%, 2.1%, 2.0%, 1.9%, 1.8% and 1.8% of consolidated net revenue for the year ended November 30, 2004.

        During the fiscal year ended November 30, 2003, we had nine customers in our E-commerce segment which, in combination, accounted for approximately $10.7 million, or 33% of consolidated net revenues during such period, and approximately $1.6 million, or 40% of consolidated net accounts receivable as of November 30, 2003. The nine major customers accounted for 9.6%, 6.5%, 4.6%, 3.1%, 2.6%, 2.1%, 2.1%, 1.6% and 0.8% of consolidated net revenue for the year ended November 30, 2003. Regarding the balance of our customer base, no single customer had net revenues that equaled, or exceeded, 0.8% of consolidated net revenues for the year ended November 30, 2003. During the year ended November 30, 2003, our business model caused us to move away from significant single, or material multiple, customer reliance, and therefore minimized the risk regarding singular customer loss. During the fiscal year ended November 30, 2002 we had five major customers who accounted for 50% of revenue.

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

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to the accruals for fulfillment redemptions, reserves for uncollectible receivables, reserves for data qualification allowances, recoverability of long-lived assets, and the realizability of deferred tax assets. Additionally, the Company has potential exposure resulting from pending and/or threatened litigation for which the Company currently assesses no risk and does not provide for loss. No provision for loss has been recorded for the potential of currently unknown actions naming the Company as defendant in future fiscal periods. Actual results could differ from our estimates.

FACTORS THAT COULD EFFECT FUTURE RESULTS

Revenue, Margin and Overhead Trends

        The following charts and subsequent discussion provide the details of a known trend in revenue deterioration that we had experienced through the eight quarterly periods from December 1, 2001 through February 29, 2004, and margin deterioration we have experienced through the period December 1, 2001 through November 30, 2004.

        Our quarterly net revenues for the prior twelve quarterly periods are set forth in the table below:

Quarterly period ended	Net revenue	% change from previous quarter
February 28, 2002	$12,370,897	-11.95	%(1)
May 31, 2002	10,804,538	-12.66	%(1)
August 31, 2002	10,664,246	-1.30	%(1)
November 30, 2002	10,203,244	-4.32	%(1)
February 28, 2003	9,117,229	-10.64	%(1)
May 31, 2003	7,422,604	-18.59	%(1)
August 31, 2003	8,503,267	14.56%
November 30, 2003	7,345,752	-13.61%
February 29, 2004	7,170,294	-2.39%
May 31, 2004	9,139,855	27.4%
August 31, 2004	10,208,548	11.69	%(2)
November 30, 2004	10,762,517	5.43	%(2)

(1)
Our majority owned subsidiary, Montvale Management, LLC, was sold in March 2003. This subsidiary added to quarterly revenues as follows:

Quarterly period ended
February 28, 2002	$866,408
May 31, 2002	1,387,930
August 31, 2002	1,876,069
November 30, 2002	1,941,270
February 28, 2003	2,211,731
May 31, 2003 (activity sold in March 2003)	161,475

            We have been able to replace a portion of Montvale's revenue through: (a) the expansion of our direct-to-consumer based proprietary products and services; (b) the expansion of existing client relationships; and (c) new client contact strategies.

(2)
On June 30, 2004 we acquired the assets of SendTraffic, and recorded the revenue generated by such assets for the period July 1, 2004 to November 30, 2004. On a comparative core revenue basis, revenue increased approximately $2.1 million, or 6.4% when comparing the year November 30, 2004 with the year ended November 30, 2003. The newly formed subsidiary contributed to quarterly revenue as follows:

Quarterly period ended
February 29, 2004	$—
May 31, 2004	—
August 31, 2004	862,585
November 30, 2004	1,197,152

        Our quarterly overhead, which is the combination of selling expenses, general and administrative expenses, and bad debt expense, for the prior twelve quarterly periods are set forth in the table below:

Quarterly period ended	Selling expense	G&A expense	Bad Debt expense	Total Overhead
February 28, 2002	$3,168,568	$3,578,591	$329,334	$7,076,493	(1)
May 31, 2002	2,370,775	3,949,851	109,172	6,429,798	(1)
August 31, 2002	3,133,682	3,665,681	48,941	6,848,304	(1)
November 30, 2002	2,799,663	4,057,299	160,428	7,017,390	(1)

February 28, 2003	2,319,559	4,206,037	336,188	6,861,784	(1)
May 31, 2003	1,777,890	3,978,704	153,860	5,910,454	(1)
August 31, 2003	1,480,191	2,946,741	117,382	4,544,314
November 30, 2003	918,284	2,515,042	(31,080)	3,402,236
February 29, 2004	447,930	2,859,577	(46,457)	3,261,050
May 31, 2004	515,158	3,147,860	(65,656)	3,597,362
August 31, 2004	565,222	3,483,341	420,041	4,468,604	(2)
November 30, 2004	795,200	3,341,461	98,771	4,235,432	(2)

(1)
The Company's majority owned subsidiary, Montvale Management, LLC, was sold in March 2003. Such subsidiary contributed to quarterly Selling and G&A expenses as follows:

Quarter ended:
February 28,2002	$638,358
May 31, 2002	890,686
August 31, 2002	1,130,917
November 30, 2002	1,233,823
February 28, 2003	1,525,615
May 31, 2003	33,607
(2)
The Company's wholly owned subsidiary, SendTraffic.com Inc., contributed to quarterly Selling, G&A and Bad Debt expenses as follows:

Quarter ended:
August 31, 2004	$261,372
November 30, 2004	726,434

        Our quarterly Gross Profit for the prior twelve quarterly periods are set forth in the table below:

Quarterly period ended	Gross Profit	Gross Profit
	$
February 28, 2002	8,992,286	72.70%
May 31, 2002	7,421,334	68.70%
August 31, 2002	7,446,086	69.80%
November 30, 2002	7,939,584	77.80%
February 28, 2003	6,871,299	75.40%
May 31, 2003	3,463,257	46.70%
August 31, 2003	4,844,904	57.00%
November 30, 2003	4,128,837	56.20%
February 29, 2004	3,364,340	46.90%
May 31, 2004	4,002,841	43.80%
August 31, 2004	3,873,153	37.90%
November 30, 2004	3,988,270	37.10%

        The decline in gross profit subsequent to the quarter ended February 28, 2003 is predominantly due to the sale of Montvale Management, which provided services under a net branch agreement with licensed mortgage banking and brokerage companies. Declines after that quarter to the present have resulted from: (1) increased website registration, customer profile and other customer acquisition costs; (2) new LEC Billed Products segment customer acquisition marketing efforts, primarily during the first six months of Fiscal 2004; (3) our shift in reaction to regulatory changes from higher margin email revenue to lower margin website based revenue; and (4) the gross profit contribution from the

SendTraffic acquisition, which was approximately 29.6% for the fiscal year ended November 30, 2004; significantly less than our historically recognized gross profit.

STRATEGY TO RETURN TO POSITIVE REVENUE AND PROFIT TRENDS

        We have recently made, and intend to continue to make, large scale expenditures in order to broaden the expense and increase the depth of our profiled consumer marketing database. Due to the restrictions associated with capitalizing and amortizing the costs of acquired data, we expense all such marketing data purchases upon receipt from our third party vendors. Therefore, it is expected that in future fiscal periods we will have expanded our third party corporate client and corporate customer databases, and be in a position to be able to generate revenue that does not bear the burden of the direct cost of the customer profile. This strategy, coupled with the broadened horizons of revenue generating opportunities that our recent search engine marketing acquisition has made available to us, is anticipated to improve from currently experienced levels. Of course, many market factors exist, and other conditions could arise that could change the expected outcome of our current strategy.

REVENUE RECOGNITION, VARIABLE COSTS, ALLOWANCES AND BAD DEBTS

  Revenue

        We currently earn the material portion of our revenue from the E-commerce segment and deem that this reliance will increase in future fiscal periods. This revenue primarily results from marketing agreements with our marketing partners and corporate customers. These marketing agreements satisfy the "existence of pervasive evidence of an arrangement" required under the current revenue recognition rules under Staff Accounting Bulletin (SAB) 101. The provisions of each agreement determine the (a) pricing characteristics of the revenue generating activity, the specific type of revenue activity (i.e. on-line dating membership, website advertising activity, email marketing promotion and terms of LEC recurring billed products), and (b) the method of our delivery obligations to, and acceptance obligations of, our clients and customers, with (a) and (b) satisfying the criterion of SAB 101, that "sales price is fixed or determinable" and "delivery has occurred". As a function of our client and customer acceptance process, we review bank and credit references, business financial statements, personnel financial statements and/or obtain corporate officer guarantees (if appropriate), all of which satisfy the SAB 101 criteria, "collectibility is reasonably assured". Based on the revenue recognition criterion discussed above we believe we recognize revenue when it is realizable and earned.

  Contra revenue

        At the time revenue is recognized, we provide for an estimate for contractually specified data qualification allowances, when required under the governing marketing agreement. Such data qualification allowances may include allowances for data duplications, invalid addresses, age and country of origin restrictions, and are recorded in a contra-revenue account. Our revenues are adjusted in later fiscal periods if actual allowances vary from amounts previously estimated. Historically, variances between actual allowances and previously estimated allowances have been immaterial. If events were to occur that would cause data qualification actual allowances to vary significantly from those originally estimated and reflected in the financial statements, we could suffer material deterioration in future fiscal period gross margins, and, therefore, our profitability, cash flows and capital resources could be adversely affected.

  Cost of Sales

        Certain revenue related obligations are recorded at the time revenue is recognized. They include costs payable to other on-line, as well as off-line, media companies for advertising, generating registered users and consumer data for us, database fee sharing costs under third-party database use agreements, email message delivery costs, contingent-based prize indemnification coverage (i.e., sweepstakes payout indemnification), estimated premium fulfillment costs related to the respective promotion (if applicable) and all other variable costs directly associated with completing our obligations relative to the revenue being recognized. If our actual premium fulfillment costs vary from that which were accrued at the time of recording the related revenue we take the additional cost, or benefit, to the accrual adjustment in the fiscal period that the variance is determinable. The year ended November 30, 2003 included a benefit of approximately $507,000 on the adjustment of the premium fulfillment accruals from November 30, 2002. At November 30, 2004, we carried a fulfillment accrual of $48,000, based on currently available premium redemption experience.

        Should the Internet operating landscape change resulting in (a) higher costs of advertising acquiring website registrations, customer profiles and other related customer acquisition costs; (b) higher costs of acquiring data for our marketing partners, compromising such marketing partners' ability to maintain adequate sized databases to allow for continued third-party database use agreements; (c) the InfiKnowledge asset acquisition failing to maintain a lower cost of our email delivery activities and web development and web hosting service costs as compared to our competitors, or us being required to depend on third-party emailing service bureaus, to a degree higher, and/or at a cost in excess of our anticipated internally-generated costs, than that currently utilized during the year ended November 30, 2004, or other currently unknown third party influences on our ability to deliver email messages to the records in our databases, or the records in our marketing affiliates' databases; d) a significant reduction in third party advertising dollars spent on the internet; e) a material change in the on-line dating industry f) our contingent-based prize indemnification premiums for indemnification coverage increasing due to an increase in the number of prize winners at the sites, or as a result of the insurance industry in general, or other currently unknown factors; (g) our accruals for fulfillment obligations arising out of promotions proving to be less than the actual redemptions processed in subsequent fiscal periods; or (h) unpredictable technology changes or commercial technology applications; then, if any one, or a combination, of the above factors were to materialize, we could suffer material deterioration in future fiscal period revenue growth and gross margins and, therefore, our profitability, cash flows and capital resources could be materially adversely affected.

  Bad Debt Allowances

        Revenue recognition is also subject to provisions based on the probability of collection of the related trade accounts receivable. We continuously evaluate the potential of the collectibility of trade accounts receivable by reviewing such factors as deterioration in the operating results, financial condition, or bankruptcy filings of our customers. As a result of this review process, we record bad debt provisions to adjust the related accounts receivable carrying amount to an estimated realizable value. Provisions for bad debts are also recorded due to the review of other factors, including the length of time the accounts receivable are past due, historical experience and other factors obtained during the conduct of collection efforts. If circumstances change regarding our specific customers on an individual basis, or if demand for Internet direct marketing softens, or if the U.S. economy stumbles, our estimates for bad debt provisions could be further increased, which could adversely affect our operating margins, profitability, cash flows and capital resources.

DISPOSITION OF MAJORITY-OWNED SUBSIDIARY

        In March 2003, we sold our interest in our majority owned subsidiary, Montvale Management LLC, for $1.6 million, plus our investment. Pursuant to the terms of the sale, we received $1 million in cash at closing on March 7, 2003. Additionally, we received a note from the Purchaser for $600,000, payable in 24 monthly installments of $25,000. We have also received approximately $299,000, representing our GAAP basis capital account in such majority subsidiary as at November 30, 2002. We also entered into a two year Media Purchase Agreement whereby we agreed to provide certain media lead generation and related services to the continuing owners of Montvale for consideration of $40,000 per month over the term of the agreement. We estimate that the cash flow from the Media Purchase

Agreement will equal or exceed the cash flows surrendered pursuant to the disposition of the majority owned subsidiary.

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

IMPAIRMENT OF GOODWILL, OTHER INTANGIBLES AND INVESTMENT PORTFOLIOS COULD IMPACT NET INCOME

        We carry Goodwill and other Identifiable Intangibles on our balance sheet arising from current and prior year acquisitions. We are required to review, at least annually, such Goodwill and other Identifiable Intangibles for any asset impairment. If the review of the Goodwill and Identifiable Intangibles related to the subsidiaries organized to acquire such assets determines that such assets are impaired, then we will be required to recognize an impairment charge on such Goodwill necessary to reduce the carrying value of the Goodwill to its net realizable value. Should events occur that would give rise to such impairment charge, we would recognize decreased profitability to the extent of such adjustment. Cash flows would not be directly affected by the impairment charge, but cash flows would, most likely, be adversely affected as a result of the facts and circumstances that created the impairment charge.

MARKET FLUCTUATION AND DEBT REPAYMENT RISK OF MARKETABLE SECURITIES INVESTMENT PORTFOLIO

        We maintain an investment portfolio that is managed by prominent financial institutions. The portfolio includes high-grade corporate commercial paper and auction rate securities, certificates of deposit, annuities and common stock equities, all of which are held for varying periods of time, pursuant to maturity dates, market conditions and other factors. The fair value of our investments in the common stock of publicly traded companies as of November 30, 2004 amounted to approximately $1.8 million. These investments are subject to market price volatility, in addition to the potential for business failure at the company level. Moreover, due to the economic downturn, and difficulties that may be faced by some of the companies in which we have investments, our investment portfolio could be further impaired by the failure of such companies to fulfill their responsibility of adhering to the repayment of principal upon maturity. Additionally, interest income, and corresponding cash flows could be negatively impacted by continued Federal Reserve Bank interest rate reductions.

POTENTIAL OF FEDERAL, AND/OR STATE ENACTED LEGISLATION

        There are a variety of legislative proposals at state and federal levels regarding email marketing. Certain of these proposals, if implemented, could negatively affect our email marketing programs which could cause a material adverse impact in net revenue, gross margins, profitability, cash flows and capital resources. See "Business—Government Regulation."

  Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123 (R), Share Based Payments which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. The new standard is effective in the first interim or annual reporting period beginning after June 15, 2005. We are currently assessing the impact that the Statement may have on our financial statements.

        In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29. The guidance in APB 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment made by SFAS 153 eliminates the exception for exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of the statement are effective for exchanges taking place in fiscal periods beginning after June 15, 2005. We do not believe the adoption of this Statement will have a material impact on our financial statements.

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, "Consolidation of Variable Interest Entities an Interpretation of ARB No. 51" (FIN No.46 as revised by FIN 46R). In December 2003, the FASB modified FIN No. 46 to make certain technical corrections and address certain issues regarding its implementation. FIN No. 46R establishes revised guidance, by providing a new framework for identifying variable interest entities and revised guidance on determining when a registrant should include an identified variable interest rate entity, or entities, in its consolidated financial statements. We adopted FIN No. 46R in Fiscal 2004. The adoption of this standard did not have a material impact on our consolidated results of operations, financial position or cash flows.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the consolidated financial statements of Traffix, Inc. and subsidiaries, together with the report of PricewaterhouseCoopers LLP dated February 28, 2005.

Item 9A. CONTROLS AND PROCEDURES

  (a)
  Evaluation of disclosure controls and procedures.

        Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report, have concluded that as of that date, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

  (b)
  Changes in internal control over financial reporting.

        There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) and 15d-15 that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

        We, through our wholly-owned subsidiary, Hot Rocket Acquisition Corp., acquired the assets, other than cash and receivables, and certain of the liabilities, of Hot Rocket, a privately-held on-line media and marketing agency, effective as of January 21, 2005.

        The purchase price was approximately $3.532 million, comprised of $0.7 million in shares of our common stock (or 113,821 shares) and $2.832 million in cash. In addition, we agreed to pay Hot Rocket a contingent purchase price of up to $12.5 million if Hot Rocket generates an aggregate of $27 million in EBITDA (as quantified in the Agreement) over the four year period following the closing. The contingent purchase price is payable in semi-annual and annual installments pursuant to a formula based on the satisfaction of certain graduating EBITDA targets. We may pay, at our option (subject to certain conditions and limitations), up to 50% of the contingent purchase price installments that may become payable, in our stock with the share price to be determined on or about the date of its issuance. On February 24, 2005, we were notified by Nasdaq (the market upon which our securities are traded) that our consummation of the Hot Rocket transaction violated Nasdaq's shareholder approval rules. Nasdaq reasoned that, since the contingent purchase price could potentially include shares aggregating 20% or more of our outstanding stock, shareholder approval was required to be obtained in accordance with Nasdaq Marketplace Rule 4350(i)(1)(c)(ii). Since the date of such letter, our Board has adopted a resolution that, if contingent purchase price payments are made to Hot Rocket, we will utilize our discretion to make as much of such payments in cash as is necessary to keep the aggregate of all share issuances to Hot Rocket at a maximum of 19.9% of our outstanding stock. Nasdaq has notified us that such Board action was sufficient to cause us to again be in compliance with Nasdaq's shareholder approval rules.

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

Name	Age	Position
Jeffrey L. Schwartz	56	Chairman of the Board and Chief Executive Officer
Andrew Stollman	39	President, Secretary and Director
Joshua B. Gillon, Esq.	42	Executive Vice President and General Counsel
Daniel Harvey	46	Chief Financial Officer
Richard Wentworth	55	Chief Operating Officer
Murray L. Skala	58	Director
Edwin A. Levy	67	Director
Lawrence Burstein	62	Director
Mark Gutterman	49	Director
Robert B. Machinist	52	Director

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

        Andrew Stollman has been our President since November 21, 2002, Chief Operating Officer from January 1, 2001 to November 21, 2002, and Secretary and a director of our Company since January 1995. From February 2000 until January 2001, Mr. Stollman was also our Executive Vice President and from January 1995 until February 2000, he was Senior Vice President. Mr. Stollman was our President from September 1993 to December 1994.

        Murray L. Skala has been a director since October 1995. Mr. Skala has been a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala, Bass & Rhine, LLP, our company counsel, since 1976. Mr. Skala is also a director of JAKKS Pacific, Inc., a publicly-held company in the business of developing, marketing and distributing children's toys.

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

        Lawrence Burstein has been a director since April 1999. Since March 1996, Mr. Burstein has been Chairman of the Board and a principal shareholder of Unity Venture Capital Associates, Ltd., a private venture capital firm. For approximately ten years prior thereto, Mr. Burstein was the President, a director and principal stockholder of Trinity Capital Corporation, a private investment banking concern. Trinity ceased operations upon the formation of Unity Venture in 1996. Mr. Burstein is a director of several companies, being, respectively, THQ, Inc., engaged in the development and marketing of games for Sony, Microsoft and Nintendo; CAS Medical Systems, Inc., engaged in the manufacture and marketing of blood pressure monitors and other disposable products, principally for the neonatal market; Medical Nutrition USA Inc., engaged in the manufacturing and distribution of nutritional supplements; and I.D. Systems Inc., engaged in the design, development and production of a wireless monitoring and tracking system which uses radio frequency technology.

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

        Robert B. Machinist was appointed a director on August 9, 2004. Mr. Machinist is currently a managing partner of M Capital, LLC, a private equity investment firm in Rye, New York. He also runs a private family investment company. From November 1998 until December 2001, Mr. Machinist served as managing director and head of investment banking for the Bank of New York and its Capital Markets division. From 1986 through November 1998, Mr. Machinist was president and one of the principal founders of Patricof & Co. Capital Corp. (and its successor companies), a multinational investment banking business. Mr. Machinist is also a director of Dobi Medical International, Inc., a publicly-held development stage company in the business of advanced medical technology imaging.

        A majority of our directors are "independent," as defined under the rules of the Nasdaq Stock Market. Such independent directors are Messrs. Levy, Burstein, Gutterman and Machinist. Our directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

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

        Mr. Gillon was appointed our Chief Investment Officer and General Counsel in April 2000. In April 2001, Mr. Gillon's title was changed to Executive Vice President—Corporate Affairs and General Counsel. In November 2002, Mr. Gillion's title was changed to Executive Vice President and General Counsel. From April 1999 through March 2000, Mr. Gillon served as the Project Director for Total Energy, Inc., a home heating oil industry consolidation. From February 1996 to March 1999, he was a partner at the law firm of Schneck, Weltman & Hashmall, LLP, specializing in mergers, acquisitions and securities law. From 1990 to 1996, he was an associate with the law firm of Kronish Lieb Weiner & Hellman, LLP and from 1988 to 1990, he was an associate with the law firm of Seward & Kissel, LLP.

        Mr. Harvey has been our Chief Financial Officer since January 1997. He joined us in September 1996. From November 1991 to August 1996, he was a Senior Manager with the accounting firm of Feldman, Gutterman, Meinberg & Co. Mr. Harvey is a Certified Public Accountant.

        Mr. Wentworth has been our Chief Operating Officer since November 21, 2002. He initially joined us in 1998, and had served as our Vice President of Data Operations since January 2000. From November 1994 to 1999, Mr. Wentworth was the President and Chief Operating Officer of TIAC, a prominent New England based regional Internet Service Provider.

        We have obtained "key man" life insurance in the amount of $1,000,000 on each of the lives of Jeffrey L. Schwartz and Andrew Stollman.

Committees of the Board of Directors

        Our Board of Directors has an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

        Audit Committee.    The functions of the Audit Committee are to recommend to the Board of Directors the engagement of the independent accountants, review the audit plan and results of the audit engagement, review the independence of the auditors and review the adequacy of our system of internal accounting controls. The current members of the Audit Committee are Messrs. Gutterman, Burstein and Machinist, and the Board has determined that they are each "independent" (as that term is defined under the applicable rules of the Nasdaq Stock Market), and are each able to read and understand fundamental financial statements. Mr. Gutterman is the Chairman of the Audit Committee and possesses the financial expertise required under Rule 401(h) of Regulation SK of the Securities Act of 1933, as amended (the "Act"), and NASD Rule 4350(d)(2). He is further "independent," as that term is defined under Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We will, in the future, continue to have (i) an Audit Committee of at least three members comprised solely of independent directors, each of whom will be able to read and understand fundamental financial statements (or will become able to do so within a reasonable period of time after his or her appointment); and (ii) at least one member of the Audit Committee that will possess the financial expertise required under the applicable rules of the Nasdaq Stock Market. Our Board adopted a written charter for the Audit Committee (a copy of which was annexed as Appendex A to the Proxy Statement used in connection with our September 21, 2004 Annual Meeting of Stockholders) and the Audit Committee reviews and reassesses the adequacy of that charter on an annual basis.

        Compensation Committee.    The functions of the Compensation Committee are to make recommendations to the Board regarding compensation of management employees and to administer plans and programs relating to employee benefits, incentives, compensation and awards under our Employee Stock Option Plans. Messrs. Burstein (Chairman) and Gutterman are the current members of the Compensation Committee. The Board has determined that each of them are "independent," as defined under the applicable rules of the Nasdaq Stock Market.

        Nominating and Corporate Governance Committee.    The functions of the Nominating and Corporate Governance Committee are to develop our corporate governance system and to review proposed new members of our board of directors, including those recommended by our stockholders. Messrs. Levy (Chairman), Burstein and Machinist are the current members of our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to a written charter adopted by the Board. The full text of the charter is available on our website at www.traffixinc.com. The Board has determined that each member of this Committee is "independent," as defined under the applicable rules of the Nasdaq Stock Market.

Attendance at Meetings

        From December 1, 2004 through November 30, 2003, the Board of Directors, Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee each met or acted without a meeting pursuant to unanimous written consent 19 times, 4 times, 6 times and 1 time, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

        To the best of our knowledge, during the fiscal year ended November 30, 2004, (i) Andrew Stollman, Josuha B. Gillion and Edwin A. Levy each untimely filed one report on Form 4, each reporting one transaction; (ii) Richard Wentworth untimely filed one report on Form 4 reporting seven transactions; and (iii) Jeffrey L. Schwartz untimely filed two reports on Form 4, each reporting three late transactions. These individuals were executive officers, directors and/or beneficial owners of more than 10% of our Common Stock during the fiscal year ended November 30, 2004. To the best of our knowledge, all other Forms 3, 4 and 5 required to be filed during the fiscal year ended November 30, 2004 were done so on a timely basis.

Code of Ethics

        We have a Code of Ethics that applies to all our employees, officers and directors. This code was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended November 30, 2003. We will disclose when there have been waivers of, or amendments to, such Code as required by the rules and regulations promulgated by the Securities and Exchange Commission and/or Nasdaq.

Item 11. EXECUTIVE COMPENSATION

        The following table sets forth the executive compensation paid during the three fiscal years ended November 30, 2004, 2003 and 2002 for (i) our Chief Executive Officer; (ii) our four most highly compensated executive officers (other than the Chief Executive Officer) whose cash compensation for the fiscal year ended November 30, 2004 exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided under the above clause (ii) but for the fact that the individuals were not serving as executive officers at the end of the last completed fiscal year (the "Named Officers").

		Annual Compensation Awards						Long Term Compensation Payouts
(a)	(b)	(c)		(d)		(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options (#)	Plan Payouts ($)	All Other Compensation ($)(2)
Jeffrey L. Schwartz Chairman and Chief Executive Officer	2004 2003 2002	$ $ $	605,000 550,000 500,000	$ $ $	0 50,000 185,707	— — —	— — —	185,000 — 105,000	— — —	$29,625 — —
Andrew Stollman President and Secretary	2004 2003 2002	$ $ $	544,500 495,000 450,000	$ $ $	0 50,000 185,707	— — —	— — —	405,000 — 105,000	— — —	$22,628 — —
Joshua B. Gillon, Esq. Executive Vice President and General Counsel	2004 2003 2002	$ $ $	250,000 250,000 244,244	$ $ $	10,000 20,000 50,000	— — —	— — —	137,500 50,000 175,000	— — —	— — —
Daniel Harvey Chief Financial Officer	2004 2003 2002	$ $ $	208,667 200,000 196,706	$ $ $	24,000 20,000 40,000	— — —	— — —	— 40,000 —	— — —	$9,000 — —
Richard Wentworth Chief Operating Officer(1)	2004 2003 2002	$ $ $	200,000 200,000 165,000	$ $ $	25,000 50,000 25,000	— — —	— — —	— — 50,000	— — —	— — —

(1)
Mr. Wentworth has served as our employee intermittently since 1998, but first became an executive officer in November 2002 upon his appointment as Chief Operating Officer. Effective December 1, 2002, Mr. Wentworth's salary became $200,000 per annum.

(2)
Consists of medical insurance reimbursement and auto allowance payments.

        The following table sets forth certain information regarding the granting of options to the Named Officers during the fiscal year ended November 30, 2004.

Option Grants in Last Fiscal Year

			Individual Grants			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
(a)	(b)		(c)	(d)	(e)	(f)	(g)
Name	Number of Securities Underlying Options Granted(#)		% of Total Options Granted to Employees in Fiscal Year(1)	Exercise or Base Price ($/Share)	Expiration Date	5%($)	10%($)
Jeffrey L. Schwartz	185,000	(3)	20.90	$5.90	9/30/2014	$686,350	$1,739,000
Andrew Stollman	405,000	(4)	45.76	7.34	6/3/2014	1,871,100	4,734,450
Joshua B. Gillon	137,500	(5)	15.54%	4.94	11/8/2009	187,665	414,689

(1)
Options to purchase a total of 885,000 shares of Common Stock were granted to our employees and consultants, including the Named Officers, during the fiscal year ended November 30, 2004.

(2)
Based upon the closing price of the Common Stock, as listed by the Nasdaq National Market, on the date of grant of the respective options.

(3)
The right to acquire 75,000 shares under such option vested upon grant and the right to acquire the remaining 110,000 shares vests on November 1, 2005, provided that our EBITDA for the 12 month period ending August 31, 2005 equals or exceeds $4,000,000.

(4)
The right to acquire 75,000 shares under such option vested upon grant; the right to acquire an additional 110,000 shares vests if we have Operating Cash Flow (as defined in Mr. Stollman's Amended Employment Agreement) for the 12 month period ending November 30, 2005 equal to or greater than $4 million; the right to acquire an additional 110,000 shares vests if we have Operating Cash Flow for the 12 month period ending November 30, 2006 equal to or greater than $4.65 million; and the right to acquire the remaining 110,000 shares vests if we have Operating Cash Flow for the 12 month period ending November 30, 2007 equal to or greater than $5.29 million.

(5)
The right to acquire 45,833 shares under such option vested upon grant; the right to acquire an additional 45,833 shares vests if we achieve EBITDA of $4,000,000 for the 12 month period ending November 30, 2005; and the right to acquire the remaining 45,834 shares vests if we achieve EBITDA of $4,650,000 for the 12 month period ending November 30, 2006.

        The following table sets forth certain information regarding options exercised and exercisable during the fiscal year ended November 30, 2004 and the value of the options held as of November 30, 2004 by the Named Officers.

Aggregated Option Exercises In Last Fiscal Year
and Fiscal Year-End Option Value

(a)	(b)	(c)	(d)		(e)
			Number of Securities Underlying Unexercised Options At Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End(1)($)
Name	Shares Acquired On Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Jeffrey L. Schwartz	—	—	438,750	110,000	$772,000	$71,500
Andrew Stollman	—	—	423,750	330,000	664,050	—
Joshua B. Gillon	—	—	354,167	108,333	996,091	208,915
Daniel Harvey	—	—	86,766	13,333	251,459	49,065
Richard Wentworth	14,000	$45,760	95,000	—	216,500	—

(1)
The product of (x) the difference between $6.55 (the closing price of our Common Stock at November 30, 2004, as reported by Nasdaq) and the exercise price of the unexercised options, multiplied by (y) the number of unexercised options.

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

        In addition, for each attended meeting of the Audit Committee, the Chairman receives $4,000 and each other member receives $2,000, and for each attended meeting of the Compensation Committee, the Chairman receives $2,000 and each other member receives $1,000.

Employment Agreements

        We have entered into an employment agreement, effective December 1, 2001, with Jeffrey L. Schwartz, which agreement was amended on September 30, 2004, and which now expires on November 30, 2005. Pursuant to such agreement, (i) Mr. Schwartz is employed as Chairman and Chief Executive Officer; (ii) he was paid $605,000 per annum for the fiscal year ended November 30, 2004, which will continue to be paid at such per annum rate for the remainder of the term of his employment agreement; (iii) Mr. Schwartz will receive bonuses upon our Company's achievement of certain pre-tax income milestones, as well as discretionary bonuses subject to approval of our Board of Directors; (iv) upon the commencement of the agreement on December 1, 2001, Mr. Schwartz was issued a 10 year option to acquire 105,000 shares of our Common Stock at an exercise price of $5.70 per share; (v) upon the execution of the amendment to the agreement on September 30, 2004,

Mr. Schwartz was issued a 10 year option to acquire 185,000 shares of our Common Stock at an exercise price of $5.90 per share, which option vests as follows:

  (a)
  75,000 shares vested immediately; and

  (b)
  110,000 shares will vest on November 1, 2005, provided that our EBITDA for the 12 month period ended August 31, 2005 equals or exceeds $4,000,000;

(vi)    Mr. Schwartz agreed not to compete or engage in a business competitive with our business during the term of the agreement and for a period of one year thereafter; (vii) if Mr. Schwartz's employment is terminated other than as a result of a "For Cause Event" (as defined in the agreement), he will be entitled to receive additional compensation and other consideration, all as more fully described in the agreement; and (viii) if Mr. Schwartz's employment is terminated as a result of a "Change in Control" (as defined in the agreement), he will be entitled to receive a one-time payment in an amount equal to 2.99 times his "base amount" determined in accordance with the applicable provisions of the Internal Revenue Code.

        We have entered into an employment agreement, effective December 1, 2001, with Andrew Stollman, which agreement was orally amended on June 3, 2004, and which now expires on November 30, 2007. Pursuant to such agreement, (i) Mr. Stollman is employed as President and Secretary; (ii) he was paid for the fiscal year ended November 30, 2004, and will be paid for the fiscal year ending November 30, 2005, $544,500 per annum; (iii) Mr. Stollman will receive bonuses upon our Company's achievement of certain pre-tax income milestones, as well as discretionary bonuses subject to approval of our Board of Directors; (iv) upon the commencement of the agreement on December 1, 2001, Mr. Stollman was issued a 10 year option to acquire 105,000 shares of our Common Stock at an exercise price of $5.70 per share; (v) upon the execution of the amendment to the agreement on June 3, 2004, Mr. Stollman was issued a 10 year option to acquire 405,000 shares of our Common Stock at an exercise price of $7.34 per share, which option vests as follows:

  (a)
  75,000 shares vested immediately;

  (b)
  110,000 shares will vest if we have Operating Cash Flow (as defined in the amended agreement) for Fiscal 2005 equal to or greater than $4 million;

  (c)
  110,000 shares will vest if we have Operating Cash Flow for Fiscal 2006 equal to or greater than $4.65 million; and

  (d)
  110,000 shares will vest if we have Operating Cash Flow for Fiscal 2007 equal to or greater than $5.29 million;

(vi)    Mr. Stollman agreed not to compete or engage in a business competitive with our business during the term of the agreement and for a period of one year thereafter; (vii) if Mr. Stollman's employment is terminated other than as a result of a "For Cause Event" (as defined in the agreement), he will be entitled to receive additional compensation and other consideration, all as more fully described in the agreement; and (viii) if Mr. Stollman's employment is terminated as a result of a "Change in Control" (as defined in the agreement), he will be entitled to receive a one-time payment in an amount equal to 2.99 times his "base amount" determined in accordance with the applicable provisions of the Internal Revenue Code.

        The foregoing is only a summary of the material terms of our employment agreements with the Named Officers. For a complete description, copies of such agreements are annexed hereto in their entirety as exhibits or are otherwise incorporated herein by reference.

Compensation Committee Interlock and Insider Participation

        At December 1, 2003, the Compensation Committee of our Board of Directors consisted of Murray L. Skala and Lawrence Burstein. See "Certain Relationships and Related Transactions." Mark

Gutterman replaced Mr. Skala on such Committee in December 2003 and Edwin A. Levy replaced Mr. Gutterman on such Committee in August 2004.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information, as of February 25, 2005, based upon information obtained from the persons named below, regarding beneficial ownership of our Common Stock by (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of our Common Stock, (ii) each director of our Company, (iii) each of the Named Officers, and (iv) all executive officers and directors of our Company as a group.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Percent of Class(2)
Jeffrey L. Schwartz	2,421,115	(3)	15.02%
Andrew Stollman	1,095,382	(4)	7.40
Dimensional Fund Advisors, Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	933,600	(5)	7.24
Joshua B. Gillon, Esq.	270,833	(6)	1.94
Edwin A. Levy 570 Lexington Avenue New York, NY 10022	250,100	(7)	1.80
Murray L. Skala 750 Lexington Avenue New York, NY 10022	192,750	(8)	1.39
Lawrence Burstein 245 Fifth Avenue New York, NY 10016	131,250	(9)	*
Daniel Harvey	106,765	(10)	*
Richard Wentworth	103,333	(11)	*
Mark Gutterman 115 Broadway 2nd Floor New York, NY 10006	56,250	(12)	*
Robert Machinist	37,500	(13)	*
All executive officers and directors as a group (10 persons)	4,665,278	(14)	29.75%

*
Less than 1% of our outstanding shares

(1)
Unless otherwise provided, such person's address is c/o Traffix, Inc., One Blue Hill Plaza, Pearl River, New York 10965.

(2)
The number of shares of Common Stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission (the "Commission"). Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after February 25, 2005. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(3)
Includes 438,750 shares of Common Stock issuable upon the exercise of options held by Mr. Schwartz.

(4)
Includes 423,750 shares of Common Stock issuable upon the exercise of options held by Mr. Stollman.

(5)
All the information presented with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 9, 2005.

(6)
Represents shares of Common Stock issuable upon the exercise of options held by Mr. Gillon.

(7)
Represents 25,100 shares of Common Stock held by a fund of which Mr. Levy is the General Partner and 225,000 shares of Common Stock issuable upon the exercise of options held by Mr. Levy.

(8)
Includes 188,750 shares of Common Stock issuable upon the exercise of options held by Mr. Skala.

(9)
Represents shares of Common Stock issuable upon the exercise of options held by Mr. Burstein.

(10)
Represents shares of Common Stock issuable upon the exercise of options held by Mr. Harvey.

(11)
Represents shares of Common Stock issuable upon the exercise of options held by Mr. Wentworth.

(12)
Represents shares of Common Stock issuable upon the exercise of options held by Mr. Gutterman.

(13)
Represents shares of Common Stock issuable upon the exercise of options held by Mr. Machinist.

(14)
Includes 1,982,181 shares of Common Stock issuable upon the exercise of options held by our executive officers and directors. See footnotes (3) and (4) and (6) through (13), above.

Equity Compensation Plan Information

        The table below sets forth the following information as of the fiscal year ended November 30, 2004 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,222,585	$5.22	1,161,301
Equity compensation plans not approved by security holders	0	$0.00	0

Total	3,222,585	$5.22	1,161,301

  (a)
  the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

  (b)
  the weighted-average exercise price of such outstanding options, warrants and rights;

  (c)
  other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

        Equity compensation plans approved by our stockholders consist of the Fifth Amended and Restated 1996 Employee Stock Option Plan and the 1995 Employee Stock Option Plan.

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

        Murray L. Skala, a director of our Company, is a partner in the law firm of Feder, Kaszovitz, Isaacson, Weber, Skala, Bass & Rhine LLP, our attorneys ("Feder Kaszovitz"). We incurred charges of approximately $695,000 during the fiscal year ended November 30, 2004. Feder Kaszovitz continues to provide services to us during our current fiscal year. Its fees are based primarily on hourly rates. We believe that our relationship with such firm is on terms no less favorable to us than could have been obtained from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        Before PricewaterhouseCoopers LLP is engaged by us to render audit or non-audit services, where required by the rules and regulations promulgated by the Securities and Exchange Commission and/or Nasdaq, such engagement is approved by the Audit Committee. The following are the fees billed us by PricewaterhouseCoopers LLP for services rendered thereby during the fiscal years ended November 30, 2004 and 2003:

	Fiscal Year Ended November 30,
	2004	2003
Audit Fees	$250,000	$212,880
Audit Related Fees	15,250	29,500
Tax Fees	70,617	28,725
All Other Fees	77,500	—

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

        The Audit Committee does not formally approve specific amounts to be spent on non-audit related services which in the aggregate do not exceed amounts to be spent on audit related services. In determining the reasonableness of audit fees, the Audit Committee considers historical amounts paid and the scope of services to be performed.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

  (b)
  Exhibits.

Exhibit Number
3.1.1		Articles of Incorporation of the Company, as amended.(1)
3.1.2		Amendment to the Articles of Incorporation of the Company.(2)
3.2		Bylaws of the Company.(3)
10.1		Fifth Amended and Restated 1996 Stock Option Plan.(4)
10.2		Lease of the Company's offices at One Blue Hill Plaza, Pearl River, New York.(5)
10.3.1		December 1, 2001 Employment Agreement by and between the Company and Jeffrey L. Schwartz(6)
10.3.2		September 30, 2004 Amendment to Employment Agreement by and between the Company and Jeffrey L. Schwartz(7)
10.3.3		December 1, 2001 Employment Agreement by and between the Company and Andrew Stollman (which was orally amended on June 3, 2004 and described herein)(6)
14.1		Code of Ethics(8)
21.1	*	Subsidiaries of the Company
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey L. Schwartz
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Daniel Harvey
32.1	*	Section 1350 Certification of Jeffrey L. Schwartz
32.2	*	Section 1350 Certification of Daniel Harvey

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

(4)
Filed as an Exhibit to the Company's Proxy Statement, Schedule 14A, filed with the Commission on August 19, 2004 and incorporated herein by reference.

(5)
Filed as an Exhibit to the Company's Current Report on Form 8-K dated December 26, 2000 and incorporated herein by reference.

(6)
Filed as an Exhibit to the Company's Form 10-K for the year ended November 30, 2001 and incorporated herein by reference.

(7)
Filed as an Exhibit to the Company's Current Report on Form 8-K dated October 5, 2004 and incorporated herein by reference.

(8)
Filed as an Exhibit to the Company's Form 10-K for the year ended November 30, 2003 and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 28, 2005	Traffix, Inc.
	By:	/s/ JEFFREY L. SCHWARTZ Jeffrey L. Schwartz Chairman and CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY L. SCHWARTZ Jeffrey L. Schwartz	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2005
/s/ DANIEL HARVEY Daniel Harvey	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2005
/s/ ANDREW STOLLMAN Andrew Stollman	Director	February 28, 2005
/s/ MURRAY L. SKALA Murray L. Skala	Director	February 28, 2005
/s/ EDWIN A. LEVY Edwin A. Levy	Director	February 28, 2005
/s/ LAWRENCE BURSTEIN Lawrence Burstein	Director	February 28, 2005
/s/ MARK GUTTERMAN Mark Gutterman	Director	February 28, 2005
/s/ ROBERT B. MACHINIST Robert B. Machinist	Director	February 28, 2005

Traffix, Inc. and Subsidiaries
Consolidated Financial Statements
as of November 30, 2004 and 2003
and for each of the three years in the
period ended November 30, 2004

Traffix, Inc. and Subsidiaries
Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Traffix, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Traffix, Inc. and its subsidiaries (the "Company") at November 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 28, 2005

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of November 30, 2004 and 2003

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$7,553,285	$9,939,657
Marketable securities	28,251,348	28,272,520
Accounts receivable, trade, net of allowance for doubtful accounts of $691,229 and $872,605 in 2004 and 2003, respectively	4,744,220	4,076,947
Deferred income taxes	1,206,096	1,295,983
Prepaid expenses and other current assets	923,069	1,065,580

Total current assets	42,678,018	44,650,687
Property and equipment, at cost, net of accumulated depreciation	2,381,364	2,799,405
Goodwill	4,231,054	1,071,525
Other intangibles, net	2,371,411	1,157,176
Deferred income taxes	296,663	334,151

Total assets	$51,958,510	$50,012,944

Liabilities
Current liabilities:
Accounts payable	$3,673,789	$2,337,445
Accrued expenses	3,450,798	2,974,967
Reserve for customer chargebacks	377,535	406,352
Due to related parties	311,341	351,335
Income taxes payable	306,333	333,705

Total current liabilities	8,119,796	6,403,804
Deferred income taxes	316,279	270,227

Total liabilities	8,436,075	6,674,031

Commitments and contingencies (Notes 9 and 10)
Shareholders' equity
Preferred stock—$.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$.001 par value; authorized 50,000,000 shares; issued 13,510,605 shares and 12,882,992 shares, respectively	13,510	12,882
Common stock issuable—$.001 par value; 78,347 shares	—	242,879
Additional paid-in capital	41,309,652	37,916,110
Retained earnings	1,052,277	4,319,356
Accumulated other comprehensive income	1,146,996	847,686

Total shareholders' equity	43,522,435	43,338,913

Total liabilities and shareholders' equity	$51,958,510	$50,012,994

See acompanying notes to consolidated financial statements.

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended November 30, 2004, 2003 and 2002

	2004	2003	2002
Net revenue	$37,281,214	$32,388,852	$44,042,925
Cost of sales	22,052,610	13,080,555	12,243,635

Gross profit	15,228,604	19,308,297	31,799,290
Selling expenses	2,323,510	6,495,924	11,472,688
General and administrative expenses	12,832,239	13,646,524	15,251,422
Bad debt expense	406,699	576,350	647,875

(Loss) income from operations	(333,844)	(1,410,501)	4,427,305
Other income (expense):
Interest expense	—	—	(101,385)
Interest income and dividends	544,153	479,934	783,143
Realized gains on marketable securities	25,490	19,730	76,607
Realized gain on sale of subsidiary	784,900	1,375,801	—
Other non-operating income (expense)	398,118	(54,068)	(254,670)
Minority interest in (income) loss of consolidated subsidiary	—	(137,567)	(402,716)

Income before provision for income taxes	1,418,817	273,329	4,528,284
Provision (benefit) for income taxes	404,603	(147,571)	1,786,894

Net income	$1,014,214	$420,900	$2,741,390

Basic earnings per share (Note 3):
Net income	$0.08	$0.03	$0.21

Weighted average shares outstanding	13,257,869	12,776,295	13,350,794

Diluted earnings per share (Note 3):
Net income	$0.07	$0.03	$0.19

Weighted average shares outstanding	13,928,374	13,085,297	14,247,450

Cash dividends per common share	$0.32	$0.16	$0.00

See accompanying notes to consolidated financial statements.

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the years ended November 30, 2004, 2003 and 2002

	Common Stock					Treasury Stock		Accumulated Other Comprehensive Income(loss)
			Common Stock Issuable	Additional Paid-in Capital	Retained Earnings				Total Shareholders' Equity
	Shares	Amounts				Shares	Amount
Balance, November 30, 2001	14,290,491	$14,289		$41,395,784	$3,206,770	961,403	$(2,276,714)	$72,577	$42,412,706
Net income for the year					2,741,390				2,741,390
Unrealized losses on available-for-sale securities								(40,692)	(40,692)
Foreign Currency Translation adjustment								1,171	1,171
Stock option exercises	554,270	554		1,224,143					1,224,697
Tax benefit from exercise of stock options				171,909					171,909
Common stock issued in connection with acquisition	39,174	39		242,840					242,879
Net proceeds on non-management trading disgorgement				114,402					114,402
Common stock issuable in connection with acquisition			485,758						485,758
Purchase of common stock, held in treasury, at cost						548,025	(2,110,533)		(2,110,533)
Purchase and retirement of common stock	(667,206)	(667)		(1,457,012)					(1,457,679)

Balance, November 30, 2002	14,216,729	14,215	485,758	41,692,066	5,948,160	1,509,428	(4,387,247)	33,056	43,786,008
Net income for the year					420,900				420,900
Unrealized gains on available-for-sale securities								338,319	338,319
Foreign Currency Translation adjustment								476,311	476,311
Dividends declared					(2,049,704)				(2,049,704)
Stock option exercises	159,704	161		343,379					343,540
Tax benefit from exercise of stock options				87,230					87,230
Common stock issued in connection with acquisition	39,174	39	(242,879)	242,840					—
Purchase of common stock, held in treasury, at cost						23,187	(63,691)		(63,691)
Retirement of treasury stock	(1,532,615)	(1,533)		(4,449,405)		(1,532,615)	4,450,938		0

Balance, November 30, 2003	12,882,992	12,882	242,879	37,916,110	4,319,356	—	—	847,686	43,338,913
Net income for the year					1,014,214				1,014,214
Unrealized gains on available-for-sale securities								59,143	59,143
Foreign Currency Translation adjustment								240,167	240,167
Dividends declared					(4,281,293)				(4,281,293)
Stock option exercises	411,640	412		1,737,129					1,737,541
Tax benefit from exercise of stock options				328,297					328,297
Common stock issued in connection with prior year acquisition	39,174	39	(242,879)	242,840					—
Common stock issued in connection with current year acquisition	176,799	177		1,085,276					1,085,453

Balance, November 30, 2004	13,510,605	$13,510	$—	$41,309,652	$1,052,277	—	$—	$1,146,996	$43,522,435

See accompanying notes to consolidated financial statements.

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended November 30, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$1,014,214	$420,900	$2,741,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,400,995	1,436,582	1,173,123
Reserve for customer chargebacks	(28,817)	406,352	—
Provision for uncollectible accounts	406,699	576,350	647,875
Deferred income taxes	(51,257)	124,981	1,905,011
Net gains on sale of marketable securities	(25,490)	(19,730)	(76,607)
Gain on sale of subsidiary	(784,900)	(1,375,801)	—
Permanent impairment charges	—	—	54,000
Amortized discounts and premiums on marketable securities	—	—	(54,808)
Minority interest	—	(307,017)	402,716
Changes in assets and liabilities net of business' acquired:
Accounts receivable	(42,851)	396,921	1,327,939
Prepaid expenses and other current assets	163,224	72,782	277,474
Accounts payable	324,321	139,987	(1,730,960)
Income taxes payable	300,930	1,616,742	(2,696,851)
Due to related parties	(39,994)	55,576	(67,522)
Other, principally accrued expenses	212,070	(1,482,677)	158,724

Net cash provided by operating activities	2,849,144	2,061,948	4,061,504

Cash flows from investing activities:
Purchases of securities	(300,807,389)	(309,681,692)	(177,342,682)
Proceeds from sales of securities	301,137,877	296,016,630	186,861,999
Proceeds from sale of a subsidiary	784,900	1,375,801	—
Capital expenditures	(141,052)	(1,534,214)	(1,873,743)
Cash payment for intangible assets	(161,499)	—	—
Distributions to minority interest	—	—	(255,350)
Payments for asset acquisition, net of cash received	(3,497,653)	—	(545,500)

Net cash (used in) provided by investing activities	(2,684,816)	(13,823,475)	6,844,724

Cash flows from financing activities:
Dividends paid	(4,281,293)	(2,049,704)	—
Purchases of common stock	—	(63,691)	(3,568,212)
Proceeds from stock options exercised	1,737,541	343,540	1,224,697
Proceeds—net on settled non-management Section 16-b action	—	—	114,402

Net cash used in financing activities	(2,543,752)	(1,769,855)	(2,229,113)

Effect of exchange rate changes on cash and cash equivalents	(6,948)	334,698	1,171

Net (decrease) increase in cash and cash equivalents	(2,386,372)	(13,196,684)	8,678,286
Cash and cash equivalents, beginning of year	9,939,657	23,136,341	14,458,055

Cash and cash equivalents, end of year	$7,553,285	$9,939,657	$23,136,341

See Note 1 for a summary of noncash investing activities.

The accompanying notes are an integral part of these financial statements.

Traffix, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Significant Accounting Policies

Nature of Business

        Traffix, Inc. and its consolidated subsidiaries (collectively, "Traffix" or the "Company") provide consumer targeted direct marketing and customer acquisition services for businesses. The Company utilizes its proprietary and affiliate on-line databases to generate its revenue from direct marketing activities delivered by the Internet. The Company's on-line databases grow through on-line marketing and data acquisition programs. The Company's direct marketing activities have historically been divided into three principle operating segments: a) E-commerce, b) Off-line Marketing Services, and c) LEC Billed Products and Services, with LEC Billed Products and Services having been reactivated during the prior fiscal year ended November 30, 2003.

        The Company's main focus and business strategy is to create compelling content and provide marketing vehicles that generate revenue for its corporate advertisers and marketing affiliates who seek access to the Company's databases, and the databases of its affiliates under management. Prior to December 1, 1999, the Company had relied exclusively on conventional ("off-line") marketing channels, specifically television broadcast media, telemarketing, direct-mail, and print advertising to facilitate its consumer targeted direct marketing activities.

        Our expansion in, and dependence on, our on-line direct marketing efforts, coupled with the potential for state and/or federal legislation limiting on-line marketers' consumer contact capability should be considered when referring to our current fiscal year's results, as well as prior years' historical results, in evaluating the potential for our future operations, cash flows, and financial position.

Basis of Presentation and Principles of Consolidation

        It is the Company's policy to prepare its financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

        The consolidated financial statements of the Company include the accounts of its wholly-owned and previously majority-owned subsidiaries. Any losses allocated to minority interests are limited to contributed minority interest capital. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts for prior periods have been reclassified to conform to current year presentations.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to the accruals for fulfillment redemptions, reserves for uncollectible receivables, reserves for data qualification allowances, recoverability of long-lived assets, and the realizability of deferred tax assets. Additionally, the Company has potential exposure resulting from pending and/or threatened litigation for which the Company currently assesses no risk and does not provide for loss. No provision for loss has been recorded for the potential of currently unknown actions naming the Company as defendant in future fiscal periods. Actual results could differ from our estimates.

Revenue Recognition, Variable Costs, Allowances and Bad Debts

  Revenue

        We currently earn the material portion of our revenue from the E-commerce segment and deem that this reliance will increase in future fiscal periods. This revenue primarily results from marketing agreements with our marketing partners and corporate customers. These marketing agreements satisfy the "existence of pervasive evidence of an arrangement" required under the current revenue recognition rules under Staff Accounting Bulletin (SAB) 101. The provisions of each agreement determine the (a) pricing characteristics of the revenue generating activity, the specific type of revenue activity (i.e. on-line dating membership, website advertising activity, email marketing promotion and terms of LEC recurring billed products), and (b) the method of our delivery obligations to, and acceptance obligations of, our clients and customers, with (a) and (b) satisfying the criterion of SAB 101, that "sales price is fixed or determinable" and "delivery has occurred". As a function of our client and customer acceptance process, we review bank and credit references, business financial statements, personnel financial statements and/or obtain corporate officer guarantees (if appropriate), all of which satisfy the SAB 101 criteria, "collectibility is reasonably assured". Based on the revenue recognition criterion discussed above the Company believes it recognizes revenue when it is realizable and earned.

  Deferred Revenue

        The Company's on-line dating service is a membership based arrangement, with membership offerings ranging from one month subscriptions to plans with annual terms. The one month membership plans form the bulk of our subscription sales. Deferred revenue is recorded net of estimated cancellations and is amortized over the life of the membership as it is earned.

  Contra Revenue

        At the time revenue is recognized, the Company provides for an estimate for contractually specified data qualification allowances, when required under the governing marketing agreement. Such data qualification allowances may include allowances for data duplications, invalid addresses, age and country of origin restrictions, and are recorded in a contra-revenue account. Our revenues are adjusted in later fiscal periods if actual allowances vary from amounts previously estimated. Historically, variances between actual allowances and previously estimated allowances have been immaterial. If events were to occur that would cause data qualification actual allowances to vary significantly from those originally estimated and reflected in the financial statements, we could suffer material deterioration in future fiscal period gross margins, and, therefore, our profitability, cash flows and capital resources could be adversely affected.

  Cost of Sales

        Certain revenue related obligations are recorded at the time revenue is recognized. They include costs payable to other on-line, as well as off-line, media companies for generating registered users and consumer data for us, database fee sharing costs under third-party database use agreements, email message delivery costs, contingent-based prize indemnification coverage (i.e., sweepstakes payout indemnification), estimated premium fulfillment costs related to the respective promotion (if applicable) and all other variable costs directly associated with completing our obligations relative to the revenue being recognized, all of which satisfy the criteria regarding the concept of "other than a perfunctory, or inconsequential ongoing obligation". If our actual premium fulfillment estimates vary from that which were accrued at the time of recording the related revenue we take the additional cost, or benefit, to the accrual adjustment in the fiscal period that the variance is determinable. The year ended November 30, 2003 included a benefit of approximately $507,000 on the adjustment of the premium fulfillment accruals from November 30, 2002. At November 30, 2004, the Company carried a fulfillment accrual of $48,000, based on currently available premium redemption experience.

  Bad Debt Allowances

        Revenue recognition is also subject to provisions based on the probability of collection of the related trade accounts receivable. We continuously evaluate the potential of the collectibility of trade accounts receivable by reviewing such factors as deterioration in the operating results, financial condition, or bankruptcy filings of our customers. As a result of this review process, we record bad debt provisions to adjust the related receivable carrying amount to an estimated realizable value. Provisions for bad debts are also recorded due to the review of other factors, including the length of time the account receivable are past due, historical experience and other factors obtained during the conduct of collection efforts. If circumstances change regarding our specific customers on an individual basis, or if demand for Internet direct marketing softens, or if the U.S. economy stumbles, our estimates for bad debt provisions could be further increased, which could adversely affect our operating margins, profitability, cash flows and capital resources.

Research and Development

        The Company charges all research and development costs to site development and maintenance expense, and to miscellaneous general and administrative expense as incurred.

Internal Use Software

        The Company accounts for the costs of internal use software in accordance with Statement of Position 98-01, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, costs other than reengineering costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation/operation stage. As of November 30, 2004 and 2003, the Company had $95,000 and $135,000 respectively, in unamortized capitalized internal use software costs. Amortization of these costs was $40,000, $38,000 and $17,000 during the fiscal years ended November 30, 2004, 2003 and 2002, respectively.

Earnings per Common Share

        Basic earnings per common share is based on the weighted-average number of common shares outstanding during each reporting period and excludes the dilutive effect of stock options. Diluted earnings per common share calculations reflect the assumed exercise of stock options that have an exercise price that is less than the average market price of the common shares during each reporting period, in accordance with the treasury stock method. Dilutive stock options are excluded if their effect is antidilutive.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk have historically consisted of cash and cash equivalents, marketable securities and accounts receivable. Currently, the Company invests the majority of its excess cash in high-grade commercial paper, with maturities ranging from one month to three years. Consistent with the above, the Company maintains Board of Director established guidelines requiring diversification yielding safety and liquidity.

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

Marketable Securities

        The Company's marketable securities have historically consisted of corporate commercial paper, auction rate securities and equity securities, all of which are held for varying and indefinite periods of time, pursuant to maturity dates, market conditions and other factors. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities. Therefore, all marketable securities are considered to be available-for-sale and are classified as current assets. Accordingly, such securities are stated at fair value, with unrealized gains and losses, net of the estimated tax effects when applicable, being included in other comprehensive income (loss) as a separate component of shareholders' equity, until realized. Actual sales of securities resulting in realized gains and losses on marketable securities are included in the statement of operations, as a component of "Other income (expense)" and are derived using the specific identification method for determining the cost of securities.

Foreign Currency Translations

        The Company's foreign subsidiary uses its local currency as its functional currency. The related assets and liabilities are translated at exchange rates in effect at the balance sheet date, with the resulting translation adjustments being recorded directly to other comprehensive income (loss), as a separate component of shareholders' equity; and income and expenses are translated using average exchange rate for the periods presented.

Transactions with Major Customers

        Historically, the significant portion of the Company's revenue was dependent on a limited number of major customers. During Fiscal 2004, one customer in our E-commerce segment accounted for $4.1 million, or 11% of consolidated revenue. During the year ended November 30, 2003, no individual customer relationship equaled, or exceeded the 10% revenue threshold for major customers. During the year ended November 30, 2002, the Company had one customer in our E-commerce segment who accounted for $9.5 million, or 22% of consolidated revenue.

Property and Equipment

        Property and equipment are stated at cost and are depreciated using the straight-line method over a three to five year useful life depending on the nature of the asset. Leasehold improvements are amortized over the life of the improvement or the term of the lease, whichever is shorter. Expenditures for maintenance and repairs are expensed as incurred while renewals and improvements are capitalized.

        Upon retirement or disposal, the asset cost and related accumulated depreciation and amortization are eliminated from the respective accounts and the resulting gain or loss, if any, is included in the results of operations for the period.

Goodwill and Other Purchased Intangible Assets

        Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), adopted by the Company in Fiscal 2003, requires goodwill to be tested for impairment on an annual basis, and more frequently under certain circumstances. Under SFAS 142, the Company is required to perform a two step process in its impairment assessment. Step one is to test for the potential of goodwill impairment. If the potential for impairment is identified by step one, then step two is undertaken to measure the amount of impairment loss. The Company completed step one in the fourth quarter of the fiscal year ended November 30, 2004, and determined there was no impairment to goodwill, nullifying the need for step-two performance.

        The Company has elected to make August 31 the annual impairment assessment date for all of its reporting units, and will perform more frequent impairment tests if events or circumstances appear to indicate that a reporting unit's fair market value has fallen below its carrying amount. The Company estimates the fair value of its reporting units using internal analysis, external economic and financial data, and external market valuations, all of which incorporate valuation applications derived from revenue multiples, capitalized earnings and discounted cash flow models, and other comparable market valuation methods deemed relevant.

        The Company first acquired goodwill in an asset acquisition transaction completed in its fiscal year ended November 30, 2002. Therefore, the Company had never amortized goodwill and no disclosure is required regarding a comparable exclusion of goodwill amortization expense.

        Additional purchased intangible assets, other than goodwill, continue to be carried at cost less accumulated amortization. Amortization is computed over the intangibles, estimated periods benefited, primarily three to five years. See Note 4, "Goodwill and identifiable intangible assets".

Impairment of Other Long-Lived Assets

        Long-lived assets and purchased intangible assets are reviewed for impairment if, or when, events or changes in circumstances indicate that their carrying amounts may not be recoverable. Determination of long-lived asset recoverability is based on estimated future cash flows expected to result from the use of such asset over its remaining useful life and the potential cash flows realizable from its possible disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is measured as a difference between carrying amount and the future discounted cash flows. See Notes 4 and 5.

Income Taxes

        Deferred tax assets and liabilities are based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Management provides for valuation allowances against deferred tax assets, when events indicate that the deferred tax assets are more likely than not to be realized (see Note 8).

Advertising and Marketing Expenses

        The Company's advertising and marketing costs, incurred in the advertising and marketing of the Company's, and its clients', products, services and promotional offers, have historically been comprised of (1) costs associated with the transmission of email marketing messages, both from internal sources and external third party vendors, (2) costs associated with the purchase of on-line consumer data (including registered users to the Company's websites), and (3) email and website program promotional and creative development costs. During the period July 1, 2004 to November 30, 2004, as a result of the acquisition of SendTraffic.com,Inc., the Company included the costs of its search engine marketing activities in its advertising and marketing cost accounts. During the prior fiscal periods, the Company incurred immaterial search engine marketing costs. All such costs are charged to operations (1) at the time of the email transmission, (2) upon receipt of the qualified consumer data, (3) at the time the promotional and creative services are provided, or (4) at the time the search engine marketing media purchases are incurred, respectively, and are included as a component of cost of sales.

        Total advertising and marketing expenses included in cost of sales by segment for Fiscal 2004, 2003 and 2002 were as follows:

	Consolidated Advertising and Marketing Costs Year ended November 30,
	2004	2003	2002
E-commerce	$19,460,067	$11,327,208	$11,278,745
Off-line Marketing Services	—	261,786	619,331

Consolidated totals	$19,460,067	$11,588,994	$11,898,076

Comprehensive Income (Loss)

        The Company presents foreign currency translation adjustments and unrealized gains and losses on its marketable securities (net of tax, when applicable) as a component of "comprehensive income (loss)" and are presented below:

	For the Year Ended November 30,
	2004	2003	2002
Net income	$1,014,214	$420,900	$2,741,390
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	240,167	476,311	1,171
Unrealized gain (loss) from available-for-sale securities, net of income taxes of, $224,684 for 2004, $-0- for 2003 and $-0- for 2002	59,143	338,319	(40,692)

Comprehensive income	$1,313,524	$1,235,530	$2,701,869

Pro forma Stock-Based Compensation

        Pursuant to Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, the Company will continue to use the intrinsic value method of accounting for its employee and director stock-based compensation awards until its adoption of SFAS 123R, issued in December 2004, with such adoption taking place in the Company's fourth quarter of Fiscal 2005. Accordingly, the Company has not recognized compensation expense for its noncompensatory employee and director stock option awards. As recommended by SFAS No. 123, the fair values of options were estimated using the Black-Scholes option-pricing model. Option vesting periods have historically been three years, except for grants to non-employee members of the Board of directors, which fully vest at the time of grant. The Company's adjusted net income and adjusted earnings per share, had it elected to adopt the fair value approach of SFAS No. 123, which charges earnings for the fair value of the stock options, would have been as follows:

	Three Years Ended November 30,
	2004	2003	2002
Net income, as reported	$1,014,214	$420,900	$2,741,390
Add: Total stock-based compensation expense incurred as reported in net income, net of related tax effects	—	—	185,097
Less: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(651,982)	(889,759)	(1,231,985)

Pro forma net income (loss), as adjusted	$362,232	$(468,859)	$1,694,502

Basic net income(loss) per share:
As reported	$0.08	$0.03	$0.21
Pro forma	$0.03	$(0.04)	$0.13
Diluted net income(loss) per share:
As reported	$0.07	$0.03	$0.19
Pro forma	$0.03	$(0.04)	$0.12

        The pro forma amounts shown above may not necessarily represent the impact on net income in future periods.

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

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123 (R), Share Based Payments, which replaces SFAS 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. The new standard is effective in the first interim or annual reporting period beginning after June 15, 2005. The Company is currently assessing the impact that the Statement may have on its financial statements.

        In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29. The guidance in APB 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment made by SFAS 153 eliminates the exception for exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of the statement are effective for exchanges taking place in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of this Statement will have a material impact on its financial statements.

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, "Consolidation of Variable Interest Entities an Interpretation of ARB No. 51" (FIN No. 46 as revised by FIN No. 46R). In December 2003, the FASB modified FIN No. 46R to make certain technical corrections and address certain issues regarding its implementation. FIN No. 46R establishes revised guidance, by providing a new framework for identifying variable interest entities and revised guidance on determining when a registrant should include an identified variable interest rate entity, or entities, in its consolidated financial statements. The Company adopted FIN No. 46R in Fiscal 2004. The adoption of this standard did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Supplemental Cash Flow Disclosures

	For the fiscal years ended
	2004	2003	2002
Supplemental disclosures:
Cash paid during the year for:
Interest (included in "Other non-operating income(expense)")	$—	$—	$368,345
Income tax (refunds) net of payments	$155,684	$(1,931,173)	$2,997,160

Non-cash Investing and Financing Activities

        Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. For the three years ended November 30, 2004, 2003 and 2002, non-cash activities included the following items:

Investing Activities:
Fiscal year ended November 30, 2004 Asset Acquisition

Details of Acqusition	SendTraffic.com
Fair Value of assets acquired	$6,043,206
Liabilities assumed	(1,240,788)
Stock issued	(1,107,953)

Cash paid	3,694,465
Less: cash acquired	(196,812)

Net cash paid for acquisition	$3,497,653

        In the Company's Asset Acquisition Agreement for the acquisition of the assets of SendTraffic.com, Inc. (Send Traffic), Send Traffic warranted that certain financial information contained in its unaudited June 30, 2004 balance sheet was accurate, and if such financial information ultimately proved post-Closing to have been inaccurately reflected, Send Traffic would return to the Company any shortfall. In order to ensure compliance with such warranty, the Company retained in escrow $250,000 of the purchase price. On November 24, 2004, the Company signed an Adjustment Agreement with the principals of Send Traffic regarding the final determination of the June 30, 2004 balance sheet. In accordance with the Adjustment Agreement's "Cash Adjustment" clause, the Company received $300,000 in cash from the Send Traffic principals, $250,000 of which came from the escrow withheld at closing, and an additional $50,000 was received on November 30, 2004. Additionally, under the Adjustment Agreement's "Share Adjustment" clause, the Send Traffic principals returned 57,142 shares to the Company, which served to reduce the total shares issued in the asset acquisition to 176,799 shares, as compared to the original issuance of 233,941 shares.

Fiscal year ended November 30, 2002
Asset Acquisitions

Details of Acquisition	Infiknowledge	ThanksMuch	Combined
Fair value of assets acquired	$1,379,975	$559,924	$1,939,899
Liabilities assumed	(388,838)	(124,924)	(513,762)
Stock issued	(485,758)	—	(485,758)
Stock issuable	(242,879)	—	(242,879)

Cash paid	262,500	435,000	697,500
Less: cash acquired	(77,767)	(74,233)	(152,000)

Net cash paid for acquisitions—Fiscal 2002	$184,733	$360,767	$545,500

        During the fiscal year ended November 30, 2002, specifically in December of 2001, the Company acquired 100% of the assets of the following two entities for a total cost of $1,676,682. The components of the asset purchase prices are set forth following the descriptions of the assets acquired:

        InfiKnowledge, a software development and Internet services firm based in New Brunswick, Canada, with the key assets purchased including an email delivery system, a suite of over 50 on-line games, as well as, a team of highly skilled, interactive game developers. The Company continues to believe it possesses the capabilities to enhance, develop and add support to its on-line marketing business and provide the foundational assets to allow the Company to internalize its email delivery platform through capital expenditures, thereby reducing its reliance on third party email delivery vendors.

        ThanksMuch, a Lynbrook, New York based company formerly located in Woodmere, N.Y., that specializes in the on-line sale of costume jewelry and other small gift items.

        The total purchase price for these two acquisitions was: (a) cash of $897,500, of which $697,500 was paid simultaneous with the respective asset acquisition closings in December 2001 and $200,000 of which was payable to the sellers of Infiknowledge on December 6, 2002 and (b) 117,521 shares of the Company's common stock, valued at $6.20 per share (the average closing prices of the Company's stock for the period December 4 to December 10 of 2001) or $728,630, which accounted for the additional consideration in the InfiKnowledge asset acquisition. Of the total share consideration, 39,174 of such shares were issued at the closing of the InfiKnowledge acquisition, 39,174 shares were issued on December 6, 2002 and 39,173 shares were issued on December 6, 2003. Prior to the respective share issuance, the issuable shares were considered as outstanding common shares in the computation of both basic and diluted weighted shares outstanding for the periods December 6, 2001 to November 30, 2003. Goodwill and other intangible assets recognized in the transactions amounted to $1,499,512, of which 100% is being deducted for domestic income tax purposes. The goodwill and other intangibles were assigned to the E-commerce segment.

        During the fiscal year ended November 30, 2002, the Company had 117,521 shares of its common stock, issued and issuable, valued at $728,636, in the acquisition of the assets of a closely held, private company. As of November 30, 2004, all shares related to such acquisition have been issued.

License Acquisition

        On March 24, 2004, the Company entered into a license agreement with LiveOnTheNet.com Inc. The agreement allows the Company to market to consumers under its own brand name (Click Help), a software program, which enables home PC users to access customer service operators who provide real-time support for questions related to their personal computers.

        The total cost of the software license was $200,000, payable in eleven monthly installments of $15,000, due on the first of the month, commencing April 1, 2004. As of November 30, 2004, the Company has made $155,000 in payments on the license agreement, which included a $35,000 down payment and eight monthly installments. The $45,000 unpaid balance due under the license is included in accrued expenses and accounted for as a non-cash investing activity for cash flow purposes.

        The license agreement is being amortized on the straight-line basis over a five year period.

Asset Dispositions

        During the fiscal year ended November 30, 2003, the Company sold its majority owned subsidiary, Montvale Management LLC ("Montvale"), to Mortgage Industry Consultants, LLC ("MIC") for $1.6 million, plus its investment. Traffix had obtained its 51% interest in September of 1999 through an initial investment of approximately $50,000. Pursuant to the terms of the sale, the Company received $1 million in cash at closing on March 7, 2003. Additionally, we received a note from the Purchaser for $600,000, payable in 24 monthly installments of $25,000. As of February 11, 2005, all payments under the note have been received and the Company is currently preparing the appropriate releases. The Company has also received approximately $299,000, representing its GAAP basis capital account in such majority owned subsidiary as at November 30, 2002.

        Based on management's assessment of Montvale's future cash flows, after taking into consideration Montvale's increased obligations with respect to the note obligations due the Company, the Company has deemed it prudent to defer recognition of income on the unpaid portion of the note. From March 2003, the month of the Montvale disposition, to the present time, the cost recovery method was used in the recognition of the related Montvale installment income.

        The Company also entered into a two-year Media Purchase Agreement whereby it agreed to provide certain media lead generation and related services to the continuing owners of Montvale for consideration of $40,000 per month over the term of the agreement. As of February 11, 2005, all required installments were received under the Media Purchase Agreement.

2. Related Party Transactions

        The Company incurred approximately $695,000, $733,000 and $798,000, respectively, during Fiscal 2004, 2003 and 2002, in legal fees to a firm that employs a member who is also a director of the Company. The fees charged by such firm were at rates comparable to rates obtainable from other firms for similar services.

        During the year ended November 30, 2002, the Company consummated certain transactions with Eric Aroesty, a former principal stockholder, executive officer and director of our Company (the "Closing"), the specifics of the transactions are included below:

  (i)
  The Company redeemed 262,243 shares of Common Stock from Mr. Aroesty at a price of $2.52 per share for aggregate consideration of $660,852.

  (ii)
  Mr. Aroesty's exercised options to purchase 365,789 shares of Common Stock at an exercise price of $1.75 per share, for total proceeds to the Company of $640,131.

  (iii)
  The Company acquired 365,789 shares upon Mr. Aroesty's option exercise at a purchase price of $2.52 per share for aggregate consideration of $921,788. The transactions described in (i) and (ii) above, resulted in (a) net proceeds to Mr. Aroesty of $942,510, and (b) the Company's redemption of Mr. Aroesty's 623,032 shares of Common Stock.

        Furthermore, FASB Interpretation No. (FIN) 44, paragraph 14(a), provides, in part, that if an option is exercised (the "Exercise"), and within six months after the exercise the company repurchases the shares acquired upon such Exercise (the "Repurchase"), the portion of the consideration paid by the company in the Repurchase that exceeds the exercise price paid upon the Exercise (the "Excess Amount") shall be deemed by the company to be compensation. In accordance with FIN 44, the Company included the $281,657 Excess Amount received by Mr. Aroesty in the line item "General and Administrative Expenses" under its Consolidated Statement of Operations for the year ended November 30, 2002, and further explains the same in Note 12.

3. Marketable Securities

        The carrying amount of the Company's marketable securities is shown in the table below:

	November 30,
	2004		2003
	Cost	Market Value	Cost	Market Value
Available-for-sale securities:
Equity securities	$1,120,303	$1,781,139	$1,187,373	$1,566,427
Certificates of deposit	2,492,508	2,485,702	686,000	677,150
Annuity	2,584,507	2,584,507	1,528,943	1,528,943
Corporate commercial paper	21,400,000	21,400,000	24,500,000	24,500,000

Total	$27,597,318	$28,251,348	$27,902,316	$28,272,520

        Marketable securities shown in the above table are carried at the stated fair value. The cost basis of the marketable securities with scheduled maturities within one year were $21,596,000 and $24,794,000 for Fiscal 2004 and Fiscal 2003, respectively.

        Proceeds, realized/unrealized gains and realized/unrealized losses from sales of securities classified as available-for-sale for fiscal years ended November 30, consisted of the following:

	2004	2003	2002
Proceeds from sales of securities	$301,137,877	$296,016,630	$186,861,999

Gross realized gains	$35,873	$21,478	$103,729
Gross realized losses	(10,383)	(1,748)	(27,122)

Net Realized Gains	$25,490	$19,730	$76,607

Comprehensive income gains(losses):
Gross unrealized gains	$424,791	$411,528	$198,908
Gross unrealized losses	(140,964)	(73,209)	(239,600)

Total gross unrealized gains(losses)	$283,827	$338,319	$(40,692)

4. Goodwill and Identifiable Intangible Assets

        The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows:

	As of November 30, 2004		As of November 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
GroupLotto identifiable intangibles:
GroupLotto Site Brand Recognition	$722,922	$486,225	$722,922	$341,640
GroupLotto Database	433,754	291,735	433,754	204,983
Intellectual Property Assets	289,169	194,490	289,169	136,656
Marketing Right License Fee	200,000	30,000	300,000	300,000
Infiknowledge identifiable intangibles:
Internet Game Suite	258,109	152,328	231,543	91,438
Intellectual Property Assets	193,582	114,246	173,657	68,578
Market Position Acquired	215,091	126,940	201,525	79,583
Thanksmuch identifiable intangibles:
Profiled customer data	50,000	44,305	50,000	28,209
Restrictive Covenants	10,000	6,878	10,000	4,307
SendTraffic identifiable intangibles:
Employment Contracts	660,592	55,049	—	—
Software	963,951	123,564	—	—

Total amortizable intangible assets	$3,997,170	$1,625,761	$2,412,570	$1,255,394

Unamortized intangible assets:
Goodwill—Infiknowledge	$852,138		$781,789
Goodwill—SendTraffic	3,089,180		—
Goodwill—Thanksmuch	289,736		289,736

Total Goodwill	$4,231,054		$1,071,525

        The Infiknowledge identifiable intangibles and unamortizable goodwill gross carrying amounts change as a result of the effects of foreign currency exchange translation.

        The amortizable intangibles listed above are deemed to have a finite life of five years, or less, from the date of acquisition; the straight-line method of amortization has been applied to such assets in calculating their respective amortization. The Internet and E-commerce industries, within which the Company conducts the majority of its business and has extensive experience, are dynamic and constantly evolving business arenas. Based on its experience in these industries, the Company evaluated the nature of each of the components of the identifiable intangible assets and determined that three to five-year useful lives, with corresponding straight-line amortization, was the most accurate available means of estimating such assets' finite lives. In future fiscal periods, if facts or circumstances arise that indicate the five-year useful life assigned to such assets was, in fact, inaccurate, the Company will make the appropriate adjustments at that time. All goodwill is included in the Company's E-commerce segment.

        The acquisition indentifiable intangibles related amortization expense has been recorded from the dates of the respective acquisitions.

        Amortization expense on identifiable intangibles for the years ended November 30, 2004, 2003 and 2002 was approximately $637,000, $533,000 and $517,000 respectively.

        The future intangible amortization expense for the next five fiscal years is estimated to be as follows:

	2005	2006	2007	2008	2009
GroupLotto Identifiable intangible amortization:
GroupLotto Site Brand Recognition	$144,595	$92,102	$—	$—	$—
GroupLotto Database	86,757	55,262	—	—	—
Intellectual Property Assets	57,838	36,841		—	—
Marketing Right License Fee	40,000	40,000	40,000	40,000	10,000

Total Group's amortization	$329,189	$224,205	$40,000	$40,000	$10,000

Infiknowledge Identifiable intangible amortization:
Cost allocated
Internet Game Suite	$51,622	$51,622	$1,662	$488	$387
Intellectual Property Assets	38,716	38,716	1,246	366	292
Market Position Acquired	43,018	43,018	1,385	407	323

Total Group's amortization	$133,356	$133,356	$4,293	$1,261	$1,002

ThanksMuch Identifiable intangible amortization:
Profiled customer data	$5,695	$—	$—	$—	$—
Restrictive Covenants	2,000	1,122	—	—	—

Total Group's amortization	$7,695	$1,122	$—	$—	$—

SendTraffic identifiable intangible amortization:
Employment Contracts	$132,118	$132,118	$132,118	$132,118	$77,071
Software	296,554	296,554	234,897	12,382	—

	$428,672	$428,672	$367,016	$144,500	$77,071

Summary
GroupLotto Identifable intangibles:	$329,189	$224,205	$40,000	$40,000	$10,000
Infiknowledge Identifable intangibles:	133,356	133,356	4,293	1,261	1,002
ThanksMuch Identifable intangibles:	7,695	1,122	—	—	—
SendTraffic identifiable intangibles:	428,672	428,672	367,016	144,500	77,071

Total identifiable intangible amortization	$898,913	$787,355	$411,309	$185,761	$88,073

5. Property and Equipment

        Property and equipment as of November 30, 2004 and 2003 consist of the following:

	2004	2003
Furniture and fixtures	$400,751	$397,512
Computers and equipment	4,459,621	4,123,996
Land and Building	698,677	640,997
Leasehold improvements	238,946	224,038

	5,797,995	5,386,543
Less: accumulated depreciation and amortization	3,416,631	2,587,138

	$2,381,364	$2,799,405

        Depreciation and amortization expense on property, equipment and leasehold improvements for the years ended November 30, 2004, 2003 and 2002 was approximately $764,000, $904,000 and $656,000, respectively.

6. Accrued Expenses

        Accrued expenses are comprised of the following at:

	November 30,
	2004	2003
Accrued payroll & bonuses	$337,591	$398,004
Advances from customers	645,981	739,007
Accrued fee share liabilities	294,149	504,944
Accrued data acquisition costs	555,728	373,747
Accrued search engine fees	432,967	—
Other	1,184,382	959,265

Total accrued liabilities	$3,450,798	$2,974,967

7. Other Income (Expense)

        Other Income(expense) consisted of the following for the fiscal years ended November 30:

Year Ended November 30,	2004	2003	2002
Other income (expense):
Interest income and dividends	$515,156	$479,934	$783,143
Realized gains on sale of marketable securities	25,490	19,730	76,607
Realized gain on sale of subsidiary	784,900	1,375,801	—
Interest expense	—	—	(101,385)
Other non-operating income:
Vendor settlement on prior year marketing fee	350,000	—	—
Foreign currency exchange rate fees and interest	(20,793)	—	—
Interest and penalties—tax audits and settlements	(69,581)	—	—
Reduction to prior year's LEC reserve	34,181	—	—
Talk.com Arbitration Settlement	—	—	2,342,123
P.M. Thomas Arbitration Settlement	—	—	(2,710,000)
Other miscellaneous income(expense)	133,308	(54,068)	(11,793)
Liquidation proceeds on prior year impairment loss	—	—	125,000
Minority interest (income) loss	—	(137,567)	(402,716)

Total Consolidated Other Income (Expense)	$1,752,661	$1,683,830	$100,979

Talk.com Arbitration Settlement

        On November 12, 2001, the American Arbitration Association ("AAA") rendered an award (the "Award") to the Company in response to its claim against Talk.com ("Talk"). The Award was rendered in three components: (1) $3,155,355 plus interest of $260,316 for a total of $3,415,671; (2) $1,800,000 plus interest of $141,750 for a total of $1,941,750; and (3) $774,441 plus interest of $62,440 for a total of $836,881. Immediately after the Award was communicated to the parties, Talk management negotiated a settlement with the Company regarding terms of payment. Initially, the Company sought payment in full immediately and Talk sought a payment plan over time. The parties agreed on an immediate payment of $3.7 million (which was received by the Company on November 19, 2001), and a subsequent payment of $2,494,303 with interest thereon at the rate of 9%, which was due on April 1, 2002. Such payment was received on April 1, 2002 in the amount of $2,543,916, which included interest of approximately $49,600.

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

        In the fourth quarter of Fiscal 2001, the Company had recognized $3.7 million in revenue which represented the collected portion of the $3,929,795 in principal awarded in components (1) and (3). The Company recognized the remaining balance of $229,795 during the year ended November 30, 2002, specifically during its quarter ended May 31 of such year. The balance of the April 2002 payment, which was deemed to include the liquidated damages and the interest income on the entire award, amounted to $2,342,123, and was reported as a component of the Company's "Other income(expense)", included in the line item "Other non-operating income (expense)—Talk.com Arbitration Settlement" during the year ended November 30, 2002.

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

8. Income Taxes

        The provision (benefit) for income taxes consists of the following:

	Year Ended November 30,
	2004	2003	2002
Current tax provision (benefit):
U.S federal taxes	$243,732	$(112,336)	$75,262
Foreign taxes	191,694	(32,173)	330,401
U.S. state taxes	21,598	(130,237)	286,173

	457,024	(274,746)	691,836

Deferred tax provision (benefit):
U.S federal taxes	(40,057)	33,425	870,370
Foreign taxes	(20,968)	86,226	(49,626)
U.S. state taxes	8,604	7,524	274,314

	(52,421)	127,175	1,095,058

Total provision	$404,603	$(147,571)	$1,786,894

        The domestic and foreign components of income before taxes are as follows:

	Year Ended November 30,
	2004	2003	2003
Domestic	$993,402	$(228,846)	$3,909,873
Foreign	425,413	502,175	618,411

Income Before Taxes	$1,418,815	$273,329	$4,528,284

        The following is a reconciliation of the income tax expense computed using the statutory federal income tax rate to the actual income tax expense and its effective income tax rate:

	Year Ended November 30,
	2004	2003	2002
Income tax expense computed at statutory rate	$482,398	$92,932	$1,539,617
State income taxes, net of federal income tax benefit	19,933	(80,991)	369,921
Foreign tax credit carryforward—valuation allowance	46,581	35,675	56,276
Tax settlements	—	—	(220,472)
Change in valuation allowance	(500,218)	(485,527)	(66,647)
Increase in Tax Contingencies	243,733	—	—
Nondeductible items	106,223	125,103	108,199
Foreign Tax Credits reclassified to expense	—	276,030	—
U.S. federal tax benefit from Foreign Tax Credit reclassification to expense	—	(112,336)	—
Other differences, net	5,953	1,543	—

Effective income tax (benefit) expense	$404,603	$(147,571)	$1,786,894

        The Fiscal 2002 reconciling item described as "tax settlements" relates to the settlement of tax liabilities for the 1996 through 1999 tax years, which were settled during the fiscal year ended November 30, 2002 at amounts less than previously recorded.

        The components of net deferred tax assets are as follows:

	November 30,
	2004	2003
Deferred tax assets:
Current:
Accrued expenses and reserves not currently deductible	$961,687	$1,292,737
Marketable Securities	(224,684)	—
Realized capital loss carryforwards	324,984	1,112,653
Valuation allowance on realized capital losses	(100,506)	(1,112,653)
Fixed assets and intangibles	—	3,246
Foreign income tax credit carryforward	176,214	—
Valuation allowance—foreign tax credits	(46,581)	—
Net operating loss carryforwards	114,982	—

Total current assets	1,206,096	1,295,983

Noncurrent:
Fixed assets and intangibles	234,256	103,005
State net operating losses	1,384,849	1,384,849
Valuation allowance	(1,322,442)	(1,322,442)
Net operating loss carryforwards	—	168,739

Total noncurrent assets	296,663	334,151

Total assets	1,502,759	1,630,134

Deferred tax liabilities:
Fixed assets and intangibles	(166,827)	(202,859)
Other	(149,452)	(67,368)

Total noncurrent liabilities	(316,279)	(270,227)

Net deferred tax assets	$1,186.480	$1,359,907

        At November 30, 2004 and 2003, valuation allowances of $1,322,442 were established, primarily for state tax net operating losses, which can not be carried back by statute, and have reduced the deferred tax assets to an amount which the Company believes is more likely than not to be realized.

        During the year ended November 30, 2001, a valuation allowance of $1,641,424 was established for realized capital losses. During the years ended November 30, 2003 and 2002, the Company recognized $485,527 and $43,244, respectively, in tax savings related to net capital gains, which were not taxed, based on the realization of the tax benefit of the prior year's capital loss valuation allowance. At November 30, 2004 and 2003, the capital loss deferred tax assets and related valuation allowances were reduced for the respective current year's tax benefits realized. The Company did not have specific appreciated capital gain property to provide future carryforward value. Therefore a full valuation allowance was taken at November 30, 2001 to reduce the related deferred tax assets to an amount which the Company believed was more likely than not to be realized. At November 30, 2004, the balance of the deferred tax asset relating to prior year's capital losses amounted to $324,984, with a corresponding valuation allowance of $100,506. Such capital losses expire on November 30, 2006. The Company has appreciated capital assets at November 30, 2004. Further it has both the ability and the intent to sell these appreciated assets to realize a portion of this capital loss carryforward of $224,478.

        The Company has approximately $53 million of state net operating losses expiring through 2015.

9. Government Regulation and Litigation

Government Regulation

        As a direct-to-consumer marketing company we are subject to a variety of State and Federal laws and regulations designed to protect consumers that govern certain of our marketing practices.

        Federal legislation was signed into law, effective January 1, 2004, pre-empting all existing and pending state e-mail marketing legislation. The CAN-SPAM Act of 2003 requires that certain "opt-out" procedures, including, but not limited to, a functioning return e-mail address (and a time limit of ten (10) days to comply with all opt-out requests sent by consumers), be included in commercial e-mail marketing. The CAN-SPAM Act prohibits the sending of e-mail containing false, deceptive or misleading subject lines, routing information, headers and/or return address information. The CAN-SPAM Act does not permit consumers to file suit against e-mail marketers for violation of such Act. We believe that this may benefit us, as individuals will be more limited in their ability to file frivolous suits against us, as they have in the past. The Federal Trade Commission ("FTC") is empowered by the CAN-SPAM Act to enact regulations that would implement certain provisions of the CAN-SPAM Act such as standardized subject line labeling, a "bounty" system to compensate consumers for being the first to report a spammer and a potential "do-not-spam registry." Under its subject line labeling authority, the FTC has required sexually oriented material to include the warning "Sexually-Explicit." On December 16, 2004, the FTC adopted rule provisions governing whether the purpose of an e-mail is commercial. The Rule will become effective on March 28, 2005. Only commercial and transactional messages are regulated by the CAN-SPAM Act. Generally, if the recipient of the e-mail would interpret the subject line or body of the e-mail to be primarily commercial, then the e-mail is subject to CAN-SPAM and its implementing regulations. If any subsequent regulations are promulgated by the FTC that limit our ability to market our offers, we could potentially realize a material adverse impact in future fiscal period net revenue growth, and, therefore, profitability and cash flows could be adversely affected.

        Under its rule-making authority, the Federal Communications Commission ("FCC") in August 2004 adopted rules prohibiting sending of unsolicited commercial e-mails to wireless phones and pagers. To assist compliance with the rule, the FCC published on February 7, 2005, a list of mail domain names associated with wireless devices. Senders have thirty days to come into compliance. Thereafter, it will be illegal to send unsolicited commercial e-mail to a domain address on the list unless the subscriber has given prior express authorization. The effect of these rules is to create a "double opt-in" requirement for each sender of mail (advertiser and publisher). The practical consequence of these requirements on senders of commercial e-mail is that conducting compliant campaigns will necessitate the suppression of the domains listed in the FCC's list. In short, we, in order to comply with the latest regulations, are required to suppress the domains listed in the FCC's list of wireless domains. Additionally, since domain suppression will now be required as a practical matter by law, any campaigns that have domain suppression lists will have those lists included with the regular e-mail suppression lists. Our Publishers will be required to suppress the domain lists associated with each campaign in the same manner that they already suppress the e-mail addresses. Although we do not anticipate that these new regulations will have a material impact on our current operations, there can be no assurance that they will not have a material impact on our future operations.

        Mr. James Hellyer, a pro se plaintiff, commenced two (2) separate actions against Traffix, Inc. and its principals in the Court of Common Pleas in Licking County, Ohio. We have filed Motions to Dismiss in both actions. The court ruled on the Motion to Dismiss in the first action on October 22, 2003 dismissing the individual defendants and limiting Mr. Hellyer's potential recovery to a maximum of one hundred dollars ($100) per violation plus costs. The Court dismissed the second action in its entirety and, following a motion to amend by the plaintiff to add punitive damages in the amount of $8 million dollars, the Court again limited the potential recovery to a maximum of one hundred dollars ($100) per violation plus costs. A settlement payment of $1,500 relating to the above mentioned costs was made in February 2005.

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

  Plasmanet

        On November 21, 2002, Plasmanet, Inc., one of our competitors, commenced an action alleging patent infringement and misappropriation of trade secrets entitled Plasmanet, Inc. v. Apax Partners, Inc., et al., Case No. 02 Civ 9290 (S.D.N.Y.). The complaint sought injunctive relief and unspecified money damages. We asserted counterclaims, inter alia, to declare Plasmanet's patent invalid. In December 2003, the complaint was dismissed with prejudice with respect to Plasmanet's patent infringement claim and our counterclaims, and without prejudice with respect to the misappropriation of trade secrets claim. Such misappropriation claim was reasserted by Plasmanet in New York court (Sup. Ct. N.Y. Co., January 27, 2004, Index No. 60021-04). We filed a motion to dismiss this claim which the court granted. We await entry of a judgment dismissing the complaint. Once judgment is entered, Plasmanet will have thirty days to appeal or the matter will be concluded.

  Qwest

        Qwest Communications, Inc. notified us of an indemnification claim relating to a class action filed against Qwest in Minnesota, Bindner v. LCI International Telecom Corp. et al., District Court of Minnesota, County of Sibley, Case No. C0-00-242 (the "Class Action"). In that action, plaintiffs claimed that from September 1998 to July 1999, they were misled when they were solicited to change their long distance carrier to Qwest. They asserted that they were not told that they would have to stay at certain hotels and pay their regular rates as part of a promotion involving free airline tickets. We introduced the promotion ("Fly Free America") to Qwest, and were retained by Qwest to operate the telemarketing campaign pursuant to our Agreement. In or about May 2000, we and Qwest entered into an agreement terminating the Agreement and settling the amount due us (the "May 2000 Agreement"). The Agreement and the May 2000 Agreement contain language that Qwest claims obligates us to indemnify Qwest for the losses it sustained by reason of this class action. We maintain that we have no liability in the matter.

        Fraud claims in the class action were dismissed, leaving breach of contract and false advertising claims. The court certified the class and Qwest, without our consent, agreed to settle the Class Action. The court approved the settlement agreement, stated that there was no finding of any liability against Qwest, and approved the attorneys' fees for plaintiffs' counsel. No appeal was taken so that the Class Action has been concluded.

        In November 2002, we commenced an arbitration against Qwest to recover certain amounts held in escrow that were due us pursuant to the May 2000 Agreement. In December 2002, Qwest filed counterclaims in the arbitration relating to the Fly Free America program. Qwest asserts that in connection with the Class Action, we must indemnify it for $3.4 million in Qwest attorneys' fees; $600,000 in fees for counsel to the plaintiffs in the Class Action; and $500,000 in settlement payments to Class members. Qwest also seeks reimbursement of approximately $3.1 million it paid us pursuant to the May 2000 Agreement. Initially Qwest also sought to recover approximately $1.5 million of fines and penalties it claimed it paid to various attorneys general; Qwest has now withdrawn that claim.

        A panel of arbitrators was appointed in December 2003. The panel established a schedule for substantive motions and for hearings in June 2004. The arbitrators also provided for exchanges of information in the arbitration subject to Qwest's right to seek to prevent such exchanges. Qwest moved to prevent exchanges of information and this application was granted. Qwest moved for summary judgment with respect to its indemnification counterclaim. That motion was denied. We believe that there is no merit to Qwest's counterclaims and intend vigorously to defend against them, as well as to pursue our claims for payments due to us under the May 2000 Agreement. The arbitration hearing was scheduled for February 28, 2005, but has been recently adjourned to a date as of yet to be determined.

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

        In or about January 2003, we were named as a defendant in the Rydel class action. In an additional count in the complaint, the plaintiff asserted that we violated the Illinois Consumer Fraud and Deceptive Business Practices Act by providing to a co-defendant a list of consumers who had consented to receive commercial e-mails when, the complaint alleges, they had not. The complaint sought injunctive relief and unspecified damages. Our motion to dismiss the claim as against us was granted in June 2003, and the plaintiff filed an appeal.

        In late 2004, the appellate court affirmed the decision below, so that the claim against us is dismissed; the Consumer Fraud claim against Columbia House is dismissed; and the Electronic Mail Act claim against Columbia House remains. The plaintiff has asked the appellate court to reconsider its decision and all parties await a ruling. We believe that there is no merit to plaintiff's claims, and, in the event the dismissal of the claim against us is reversed, we intend to vigorously defend against it.

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

10. Commitments and Contingencies

Leases

        The Company is obligated under two noncancelable real property operating lease agreements that expire through Fiscal 2008. Future minimum rents consist of the following at November 30, 2004:

2005	$402,000
2006	262,000
2007	50,000
2008	50,000
Thereafter	17,000

$781,000

        The certain leases contain escalation clauses with respect to real estate taxes and related operating costs. The accompanying financial statements reflect rent expense on a straight-line basis over the term of the lease as required by accounting principles generally accepted in the United States of America. Rent expense for all leases was $346,000, $456,000 and $571,000 for Fiscal 2004, 2003 and 2002, respectively.

Employment Agreements

        We have entered into an employment agreement, effective December 1, 2001, with Jeffrey L. Schwartz, which agreement was amended on September 30, 2004, and which now expires on November 30, 2005. Pursuant to such agreement, (i) Mr. Schwartz is employed as Chairman and Chief Executive Officer; (ii) he was paid $605,000 per annum for the fiscal year ended November 30, 2004, which will continue to be paid at such per annum rate for the remainder of the term of his employment agreement; (iii) Mr. Schwartz will receive bonuses upon our Company's achievement of certain pre-tax income milestones, as well as discretionary bonuses subject to approval of our Board of Directors; (iv) upon the commencement of the agreement on December 1, 2001, Mr. Schwartz was issued a 10 year option to acquire 105,000 shares of our Common Stock at an exercise price of $5.70 per share; (v) upon the execution of the amendment to the agreement on September 30, 2004,

Mr. Schwartz was issued a 10 year option to acquire 185,000 shares of our Common Stock at an exercise price of $5.90 per share, which option vests as follows:

  (a)
  75,000 shares vested immediately; and

  (b)
  110,000 shares will vest on November 1, 2005, provided that our EBITDA for the 12 month period ended August 31, 2005 equals or exceeds $4,000,000;

(vi)    Mr. Schwartz agreed not to compete or engage in a business competitive with our business during the term of the agreement and for a period of one year thereafter; (vii) if Mr. Schwartz's employment is terminated other than as a result of a "For Cause Event" (as defined in the agreement), he will be entitled to receive additional compensation and other consideration, all as more fully described in the agreement; and (viii) if Mr. Schwartz's employment is terminated as a result of a "Change in Control" (as defined in the agreement), he will be entitled to receive a one-time payment in an amount equal to 2.99 times his "base amount" determined in accordance with the applicable provisions of the Internal Revenue Code.

        We have entered into an employment agreement, effective December 1, 2001, with Andrew Stollman, which agreement was orally amended on June 3, 2004, and which now expires on November 30, 2007. Pursuant to such agreement, (i) Mr. Stollman is employed as Chairman and Chief Executive Officer; (ii) he was paid for the fiscal year ended November 30, 2004, and will be paid for the fiscal year ending November 30, 2005, $544,500 per annum; (iii) Mr. Stollman will receive bonuses upon our Company's achievement of certain pre-tax income milestones, as well as discretionary bonuses subject to approval of our Board of Directors; (iv) upon the commencement of the agreement on December 1, 2001, Mr. Stollman was issued a 10 year option to acquire 105,000 shares of our Common Stock at an exercise price of $5.70 per share; (v) upon the execution of the amendment to the agreement on June 3, 2004, Mr. Stollman was issued a 10 year option to acquire 405,000 shares of our Common Stock at an exercise price of $7.34 per share, which option vests as follows:

  (a)
  75,000 shares vest immediately;

  (b)
  110,000 shares will vest if we have Operating Cash Flow (as defined in the amended agreement) for Fiscal 2005 equal to or greater than $4 million;

  (c)
  110,000 shares will vest if we have Operating Cash Flow for Fiscal 2006 equal to or greater than $4.65 million; and

  (d)
  110,000 shares will vest if we have Operating Cash Flow for Fiscal 2007 equal to or greater than $5.29 million;

(vi)    Mr. Stollman agreed not to compete or engage in a business competitive with our business during the term of the agreement and for a period of one year thereafter; (vii) if Mr. Stollman's employment is terminated other than as a result of a "For Cause Event" (as defined in the agreement), he will be entitled to receive additional compensation and other consideration, all as more fully described in the agreement; and (viii) if Mr. Stollman's employment is terminated as a result of a "Change in Control" (as defined in the agreement), he will be entitled to receive a one-time payment in an amount equal to 2.99 times his "base amount" determined in accordance with the applicable provisions of the Internal Revenue Code.

        The foregoing is only a summary of the material terms of our employment agreements with the Named Officers. For a complete description, copies of such agreements are annexed hereto in their entirety as exhibits or are otherwise incorporated herein by reference.

11. Earnings Per Share

        The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

	Year Ended November 30,
	2004	2003	2002
Denominator:
Denominator for basic earnings per share—weighted average shares	13,257,869	12,776,295	13,350,794
Effect of dilutive securities:
Stock options	670,505	309,002	896,656

Denominator for diluted earnings per share—adjusted weighted average shares	13,928,374	13,085,297	14,247,450

        Options to purchase 1,344,350, 1,238,082 and 919,291 shares of common stock that were outstanding at November 30, 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

12. Stock Option Plan and Warrants

        During Fiscal 1995, the Company implemented the 1995 Stock Option Plan (the "1995 Plan"). During Fiscal 1996, the Company implemented the 1996 Stock Option Plan (the "1996 Plan", and with the 1995 Plan, the "Stock Option Plans"). The 1995 Plan and the 1996 Plan provide for the grant of options to purchase up to 231,570 and 6,768,430 shares of the Company's common stock, respectively, either as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the United States Internal Revenue Code or as options that are not intended to meet the requirements of such section ("Nonstatutory Stock Options"). Options to purchase shares may be granted under the Stock Option Plans to persons who, in the case of Incentive Stock Options, are employees (including officers) of the Company or, in the case of Nonstatutory Stock Options, are employees (including officers), consultants or nonemployee directors of the Company.

        The exercise price of options granted under the Stock Option Plans must be at least equal to the fair market value of such shares on the date of grant or, in the case of Incentive Stock Options granted to a holder of 10% or more of the Company's Common Stock, at least 110% of the fair market value of such shares on the date of grant. The maximum exercise period for which Incentive Stock Options may be granted is ten years from the date of grant (five years in the case of an individual owning more than 10% of the Company's common stock).

        In addition, the 1996 Plan provides for certain automatic grants of options to the Company's nonemployee directors in consideration for their services performed as directors of the Company and for attendance at meetings. It provides for a one-time automatic grant of an option to purchase 25,000 shares of common stock at market value to those directors who were serving on the Board of Directors at the inception of the Stock Option Plan and also to those persons who become nonemployee directors of the Company in the future, upon their appointment or election as directors of the Company. In addition, the amended Stock Option Plan provides for quarterly grants to each nonemployee director of the Company of options to purchase 6,250 shares of the Company's common stock at the market value on the date of each grant. The Company granted 131,250, 125,000 and

106,250 options under the 1996 Plan to the nonemployee directors during Fiscal 2004, 2003 and 2002, respectively.

        A summary of the Company's stock options is as follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	2,643,640	$4.60	2,773,085	$4.52	2,566,958	$3.45
Granted	1,016,250	6.35	640,000	3.72	809,250	5.78
Exercised	(411,640)	4.20	(159,704)	2.15	(554,270)	3.10
Cancelled or lapsed	(25,665)	4.04	(609,741)	3.74	(48,853)	6.20

Options outstanding, end of year	3,222,585	$5.22	2,643,640	$4.60	2,773,085	$4.09

Options exercisable, end of year	2,444,758		2,092,503		2,098,025

Options available for grant, end of year	1,161,301		1,251,886		1,282,155

Weighted average fair value of options granted during the year	$1.46		$1.26		$3.27

        The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for all grants of: volatility of 54.0% in 2004, 65.2% in 2003 and 71.5% in 2002; risk-free interest rate ranging from 2.83% to 3.52% in Fiscal 2004, 2.16% to 2.85% in Fiscal 2003 and 2.64% to 4.38% in Fiscal 2002; and expected lives of approximately 4.0 years.

        The following table summarizes information about stock options outstanding at November 30, 2004:

Range of Exercise Price	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$1.50-$2.06	140,944	5.1	$1.76	140,944	$1.76
$2.31-$3.35	575,749	7.0	2.80	525,751	2.80
$3.60-$5.26	856,492	7.6	4.54	640,334	4.45
$5.44-$7.74	1,580,650	7.7	6.49	1,068,979	6.30
$9.00-$11.31	56,250	3.3	10.07	56,250	10.07
$15.56-$15.56	12,500	2.6	15.56	12,500	15.56

$1.50-$15.56	3,222,585	7.3	$5.22	2,444,758	$4.94

        During Fiscal 2004, 2003 and 2002, options for shares of the Company's common stock were exercised by certain employees and directors. Tax benefits of $328,302, $87,230 and $171,909 in Fiscal 2004, 2003 and 2002, respectively, were recorded as an increase to additional paid-in capital and a reduction of income taxes currently payable.

        During fiscal 2002, an officer/director of the Company exercised approximately 336,000 options. Subsequent to such exercise, and less than six months from said exercise, the Company repurchased the shares acquired under the exercise from the officer/director. In accordance with Financial Interpretation Number 44, paragraph 14(a), such repurchase required the Company to record a compensation charge of approximately $281,000 in the fourth quarter of fiscal 2002.

        The Company maintains that its plan is noncompensatory, in accordance with Accounting Principals Board Opinion No. 25 ("APB 25"); within such plan the Company has granted options to certain employees, with such options having variable vesting dates based on the attainment of certain financial criteria. Details of these options are included in the Employment Agreement in Note 10.

        Due to the lowering of management's earlier estimates for SendTraffic's contribution to consolidated net earnings, the Company feels that the attainment of the financial criteria necessary is possible but not probable to occur. Therefore the Company has not recorded any compensation charges relative to these options.

13. Segment Information

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

        Corporate assets of approximately $34.8 million at November 30, 2004, consist principally of cash, cash equivalents and marketable securities.

Segment Data—Net revenues

	Net Revenue Year Ended November 30,
	2004	2003	2002
For the periods:
E-commerce	$34,979,223	$28,799,557	$38,807,119
Off-line Marketing Services	—	2,017,225	5,235,806
LEC Billed Products and Services	2,301,991	1,572,070	—

Consolidated totals	$37,281,214	$32,388,852	$44,042,925

Segment Data—Gross Profit

	Gross Profit Year Ended November 30,
	2004	2003	2002
For the periods:
E-commerce	$15,218,878	$16,945,847	$27,182,815
Off-line Marketing Services	—	1,755,439	4,616,475
LEC Billed Products and Services	9,726	607,011	—

Consolidated totals	$15,228,604	$19,308,297	$31,799,290

Segment Data—Adjusted EBITDA*

	Adjusted EBITDA Year Ended November 30,
	2004	2003	2002
For the periods:
E-commerce	$4,822,184	$2,822,141	$8,826,506
Off-line Marketing Services	—	203,094	743,040
LEC Billed Products and Services	(481,215)	132,075	—

Consolidated totals	$4,340,969	$3,157,310	$9,569,546

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

Segment Data—Depreciation and Amortization

	Depreciation and Amortization Year Ended November 30,
	2004	2003	2002
For the periods:
E-commerce	$1,219,746	$1,172,343	$876,976
Off-line Marketing Services	—	6,877	20,349
LEC Billed Products and Services	—	—	—

Consolidated totals	$1,219,746	$1,179,220	$897,325

Segment Data—Reconciliation of Reportable segment's Adjusted EBITDA to consolidated income (loss) before taxes

	Year Ended November 30,
	2004	2003	2002
Adjusted EBITDA—by segment
E-commerce	$4,822,184	$2,822,141	$8,826,506
Off-line Marketing Services	—	203,094	743,040
LEC Billed Products and Services	(481,215)	132,075	—

Total Adjusted EBIDTA	4,340,969	3,157,310	9,569,546

Items effecting Adjusted EBITDA in arriving at consolidated income (loss) before taxes
Corporate (expense)	(3,455,067)	(3,388,591)	(4,244,916)
Depreciation and amortization (expense)	(1,219,746)	(1,179,220)	(897,325)
Interest (expense)	—	—	(101,385)
Interest income and dividends	544,153	479,934	783,143
Realized gains on marketable securities	25,490	19,730	76,607
Realized gain on sale of subsidiary	784,900	1,375,801	—
Other non-operating income(expense)	398,118	(54,068)	(254,670)
Minority interest in income of subsidiary	—	(137,567)	(402,716)

Total items effecting Adjusted EBITDA	(2,922,152)	(2,883,981)	(5,041,262)

Consolidated income before taxes	$1,418,817	$273,329	$4,528,284

Segment Data—Long-Lived Assets

	Long-Lived Assets Year Ended November 30,
	2004	2003	2002
E-commerce	$9,009,210	$4,575,576	$4,200,376
Off-line Marketing services	—	—	32,038
LEC Billed products and services	—	—	—
Corporate	271,282	452,530	556,449

Consolidated totals	$9,280,492	$5,028,106	$4,788,863

Segment Data—Total Assets

	Total Assets Year Ended November 30,
	2004	2003	2002
E-commerce	$16,900,522	$12,382,137	$14,195,545
Off-line Marketing services	—	—	910,617
LEC Billed products and services	245,038	1,073,170	317,541
Corporate	34,812,950	36,557,637	35,767,290

Consolidated totals	$51,958,510	$50,012,944	$51,190,993

14. Quarterly Results of Operations (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for Fiscal 2004 and 2003:

	Quarter ended
	November 30,	August 31,	May 31,	February 29,
2004:
Net revenues	$10,762,517	$10,208,548	$9,139,855	$7,170,294
Gross profit	3,988,270	3,873,153	4,002,841	3,364,340
Income (loss) before income taxes	185,848	(254,978)	1,023,709	464,238
Net income (loss)	120,852	(124,321)	664,792	352,891
Basic income (loss) per share	$0.01	$(0.01)	$0.05	$0.03
Diluted income (loss) per share	$0.01	$(0.01)	$0.05	$0.03
2003:
Net revenues	$7,345,752	$8,503,267	$7,422,604	$9,117,229
Gross profit	4,128,837	4,844,904	3,463,257	6,871,299
Income (loss) before income taxes	1,080,849	484,234	(1,322,242)	30,488
Net income (loss)	879,867	662,084	(1,552,539)	431,488
Basic income (loss) per share	$0.07	$0.05	$(0.12)	$0.03
Diluted income (loss) per share	$0.07	$0.05	$(0.12)	$0.03

        During the fourth quarter of Fiscal 2004, the Company adjusted certain accrued expenses related to year-end bonus accruals. The total of such adjustment effectively reduced fourth quarter costs and expenses by approximately $180,000, correspondingly improving fourth quarter income before income taxes by the same amount. During the fourth quarter of Fiscal 2004, the Company recorded the final purchase price allocation between goodwill and amortizable identifiable intangibles, as they related to a current year acquisition. This final allocation effectively increased fourth quarter amortization expense by approximately $130,000, pursuant to the final purchase price allocation differing from the preliminary allocation estimate recorded at August 31, 2004. This adjustment effectively reduced fourth quarter income before taxes by the same amount, and served to offset the benefit of the fourth quarter accrued year-end bonus adjustment.

        During the fourth quarter of Fiscal 2003, the Company adjusted certain accrued expenses related to year-end bonus accruals, current year fulfillment accruals, and a settlement with a vendor for a reduced amount; the total of such adjustment effectively reduced fourth quarter costs and expenses by approximately $200,000, correspondingly improving forth quarter income before income taxes by the same amount.

        During the fourth quarter of Fiscal 2002, the Company adjusted certain accrued expenses related to fulfillment accruals, such adjustment effectively reduced cost of sales by approximately $500,000 in such quarter.

15. Subsequent Events (Unaudited)

        We, through our wholly-owned subsidiary, Hot Rocket Acquisition Corp., acquired the assets, other than cash and receivables, and certain of the liabilities, of Hot Rocket, a privately-held on-line media and marketing agency, effective as of January 21, 2005.

        The purchase price was approximately $3.532 million, comprised of $0.7 million in shares of our common stock (or 113,821 shares) and $2.832 million in cash. In addition, we agreed to pay Hot Rocket a contingent purchase price of up to $12.5 million if Hot Rocket generates an aggregate of $27 million in EBITDA (as quantified in the Agreement) over the four year period following the closing. The contingent purchase price is payable in semi-annual and annual installments pursuant to a formula based on the satisfaction of certain graduating EBITDA targets. We may pay, at our option (subject to certain conditions and limitations), up to 50% of the contingent purchase price installments that may become payable, in our stock with the share price to be determined on or about the date of its issuance. On February 24, 2005, we were notified by Nasdaq (the market upon which our securities are traded) that our consummation of the Hot Rocket transaction violated Nasdaq's shareholder approval rules. Nasdaq reasoned that, since the contingent purchase price could potentially include shares aggregating 20% or more of our outstanding stock, shareholder approval was required to be obtained in accordance with Nasdaq Marketplace Rule 4350(i)(1)(c)(ii). Since the date of such letter, our Board has adopted a resolution that, if contingent purchase price payments are made to Hot Rocket, we will utilize our discretion to make as much of such payments in cash as is necessary to keep the aggregate of all share issuances to Hot Rocket at a maximum of 19.9% of our outstanding stock. Nasdaq has notified us that such Board action was sufficient to cause us to again be in compliance with Nasdaq's shareholder approval rules. A valuation is currently being done to allocate the purchase price to assets acquired. We believe the allocation will be primarily to identifiable intangibles.

        On February 17, 2005, the Company's Board of Directors declared a dividend of $.08 per share to shareholders of record as of March 1, 2005, payable on or about March 10, 2005.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
Description	Balance at Beginning of period	Charged to cos ts and expens es	Charged to other accounts		Deductions— Describe		Balance at end of period
Year ended November 30, 2004
Reserve for customer chargebacks	$406,352	$—	$2,252,289	(1)	$2,281,107	(3)	$377,535

Reserve for fulfillment costs	$—	$—	$48,016(2)				$48,016

Allowance for doubtful accounts	$872,603	$—	$406,698	(4)	$588,073	(5)	$691,228

Allowance for data qualifications	$93,498	$—	$1,249,805	(1)	$1,076,659	(1A)	$266,644

Year ended November 30, 2003
Reserve for customer chargebacks	$—	$—	$2,107,482	(1)	$1,701,130	(3)	$406,352

Reserve for fulfillment costs	$628,083	$—	$231,225	(2)	$859,308	(6)	$—

Allowance for doubtful accounts	$326,127	$—	$572,871	(4)	$26,395	(5)	$872,603

Allowance for data qualifications	$359,820	$—	$1,094,626	(1)	$1,360,948	(1A)	$93,498

Year ended November 30, 2002
Reserve for customer chargebacks	$1,478	$—	$—	(1)	$1,478	(3)	$—

Reserve for fulfillment costs	$763,443	$—	$1,415,082	(2)	$1,550,442	(7)	$628,083

Allowance for doubtful accounts	$383,676	$—	$643,453	(5)	$701,002	(5)	$326,127

Allowance for data qualifications	$1,250,984	$—	$9,707,767	(1)	$10,598,931	(1A)	$359,820

(1)
Charges against revenues.
(1A)
Charges to revenues.
(2)
Charges against cost of sales.
(3)
Chargebacks refunded to consumers.
(4)
Charges to allowance.
(5)
Charges against the allowance.
(6)
Fiscal 2003:

Payments made to fulfillment vendors	$181,820
Prior year accrual reversals reducing current year's costs:
1Q03	$524,034
2Q03	$95,186
3Q03	$10,000
4Q03	$-0-
Fiscal 2003 4th qtr. Accrual reversals	$48,268	$859,308

(7)
Fiscal 2002:
Payments made to fulfillment vendors	$1,050,937
Prior year accrual reversals reducing costs	$-0-
Fiscal 2002 4th qtr. accrual reversals	$499,505	$1,550,442

Exhibit Index

Exhibit Number
3.1.1		Articles of Incorporation of the Company, as amended.(1)
3.1.2		Amendment to the Articles of Incorporation of the Company.(2)
3.2		Bylaws of the Company.(3)
10.1		Fifth Amended and Restated 1996 Stock Option Plan.(4)
10.2		Lease of the Company's offices at One Blue Hill Plaza, Pearl River, New York.(5)
10.3.1		December 1, 2001 Employment Agreement by and between the Company and Jeffrey L. Schwartz(6)
10.3.2		September 30, 2004 Amendment to Employment Agreement by and between the Company and Jeffrey L. Schwartz(7)
10.3.3		December 1, 2001 Employment Agreement by and between the Company and Andrew Stollman (which was orally amended on June 3, 2004 and described herein)(6)
14.1		Code of Ethics(8)
21.1	*	Subsidiaries of the Company
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey L. Schwartz
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Daniel Harvey
32.1	*	Section 1350 Certification of Jeffrey L. Schwartz
32.2	*	Section 1350 Certification of Daniel Harvey

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

(4)
Filed as an Exhibit to the Company's Proxy Statement, Schedule 14A, filed with the Commission on August 19, 2004 and incorporated herein by reference.

(5)
Filed as an Exhibit to the Company's Current Report on Form 8-K dated December 26, 2000 and incorporated herein by reference.

(6)
Filed as an Exhibit to the Company's Form 10-K for the year ended November 30, 2001 and incorporated herein by reference.

(7)
Filed as an Exhibit to the Company's Current Report on Form 8-K dated October 5, 2004 and incorporated herein by reference.

(8)
Filed as an Exhibit to the Company's Form 10-K for the year ended November 30, 2003 and incorporated herein by reference.

QuickLinks

TRAFFIX, INC. INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2004 ITEMS IN FORM 10-K
  Item 1. BUSINESS
STRATEGY TO RETURN TO POSITIVE REVENUE AND PROFIT TRENDS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
  Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Data—Net Revenues, by segment component
Segment Data—Net Revenues, by Segment Component
Consolidated Cost of Sales, by Segment, by Component
Consolidated Gross Profit, by Segment
Consolidated Gross Profit Percentages, by segment
Segment Data—Consolidated Selling Expenses, by segment, by component
Segment Data—Consolidated General and Administrative Expenses, by segment, by component
Consolidated Bad Debt Expense, by Segment
Segment Data—Net Revenues, by Segment Component
Consolidated Cost of Sales, by Segment, by Component
Consolidated Gross Profit, by Segment
Consolidated Gross Profit Percentages, by segment
Consolidated Selling Expenses, by segment, by component
Consolidated General and Administrative Expenses, by segment, by component
Consolidated Bad Debt Expense, by segment
Consolidated Other Income (Expense)
STRATEGY TO RETURN TO POSITIVE REVENUE AND PROFIT TRENDS
REVENUE RECOGNITION, VARIABLE COSTS, ALLOWANCES AND BAD DEBTS
DISPOSITION OF MAJORITY-OWNED SUBSIDIARY
IMPAIRMENT OF GOODWILL, OTHER INTANGIBLES AND INVESTMENT PORTFOLIOS COULD IMPACT NET INCOME
MARKET FLUCTUATION AND DEBT REPAYMENT RISK OF MARKETABLE SECURITIES INVESTMENT PORTFOLIO
POTENTIAL OF FEDERAL, AND/OR STATE ENACTED LEGISLATION
Option Grants in Last Fiscal Year
Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Value
  PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Traffix, Inc. and Subsidiaries Consolidated Financial Statements as of November 30, 2004 and 2003 and for each of the three years in the period ended November 30, 2004
Traffix, Inc. and Subsidiaries Index to Consolidated Financial Statements and Financial Statement Schedule
Report of Independent Registered Public Accounting Firm
TRAFFIX, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of November 30, 2004 and 2003
TRAFFIX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME For the years ended November 30, 2004, 2003 and 2002
TRAFFIX, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended November 30, 2004, 2003 and 2002
Traffix, Inc. and Subsidiaries Notes to Consolidated Financial Statements
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Exhibit Index