Form 10-Q
period 2005-02-28
TRAFFIX INC
filed 2005-04-14
CIK 1000297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

or

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock is 13,996,904 (as of 04/12/05).

TRAFFIX, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

QUARTER ENDED FEBRUARY 28, 2005

ITEMS IN FORM 10-Q

		Page
Part I	Financial Information
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	None
Item 4.	Controls and Procedures	37
Part II	Other Information	38
Item 1.	Legal Proceedings	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None
Item 3.	Defaults Upon Senior Securities	None
Item 4.	Submission of Matters to a Vote of Security Holders	None
Item 5.	Other Information	None
Item 6.	Exhibits	40
Signatures		41

FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, words like “intend”, “anticipate”, “believe”, “ estimate”, “plan” or “expect”, as they relate to us, are intended to identify forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date of this Quarterly Report, but no assurances can be given that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28,	November 30,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,835,032	$7,553,285
Marketable securities	26,425,426	28,251,348
Accounts receivable, trade, net of allowance for doubtful accounts of $759,985 at February 28, 2005 and $691,229 at November 30, 2004	6,481,147	4,744,220
Deferred income taxes	981,924	1,206,096
Prepaid expenses and other current assets	947,365	923,069
Total current assets	41,670,894	42,678,018
Property and equipment, at cost, net of accumulated depreciation	2,187,471	2,381,364
Goodwill	6,225,576	4,231,054
Other intangibles, net	3,669,212	2,371,411
Deferred income taxes	296,663	296,663
Total assets	$54,049,816	$51,958,510
Liabilities
Current liabilities:
Accounts payable	$4,410,728	$3,673,789
Accrued expenses	3,356,090	3,450,798
Reserve for customer chargebacks	387,340	377,535
Due to related parties	335,704	311,341
Income taxes payable	184,807	306,333
Total current liabilities	8,674,669	8,119,796
Deferred income taxes	316,279	316,279
Total liabilities	8,990,948	8,436,075
Minority interest	97,645	—
Commitments and contingencies (Notes 2 and 7)
Shareholders’ equity
Preferred stock—$.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$.001 par value; authorized 50,000,000 shares; issued 13,751,007 shares and 13,510,605 shares, respectively	13,751	13,510
Additional paid-in capital	42,623,055	41,309,652
Retained earnings	1,675,558	1,052,277
Accumulated other comprehensive income	648,859	1,146,996
Total shareholders’ equity	44,961,223	43,522,435
Total liabilities and shareholders’ equity	$54,049,816	$51,958,510

The acompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	February 28,	February 29,
	2005	2004
Net revenue	$13,275,816	$7,170,294
Cost of sales	8,414,370	3,805,954
Gross profit	4,861,446	3,364,340
Selling expenses	817,175	447,930
General and administrative expenses	3,761,245	2,859,577
Bad debt expense	85,225	(46,457)
Income from operations	197,801	103,290
Other income (expense):
Interest income and dividends	187,823	108,732
Realized gains on marketable securities	585,268	11,023
Realized gain on prior year sale of subsidiary	195,000	195,000
Other non-operating income(expense)	(8,710)	46,193
Minority interest in income of subsidiary	(97,645)
Income before provision for income taxes	1,059,537	464,238
Provision for income taxes	436,256	111,347
Net income	$623,281	$352,891
Basic income per share (Note 3):
Net income	$0.05	$0.03
Weighted average shares outstanding	13,597,621	12,960,105
Diluted income per share (Note 3):
Net income	$0.04	$0.03
Weighted average shares outstanding	14,249,901	13,551,989

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	February 28,	February 29,
	2005	2004
Cash flows from operating activities:
Net income	$623,281	$352,891
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	450,108	322,638
Reserve for customer chargebacks	9,805	134,932
Provision for uncollectible accounts	85,225	(46,457)
Deferred income taxes	448,856	(42,532)
Net gains on sale of marketable securities	(585,268)	(11,023)
Gain on sale of subsidiary	(195,000)	(195,000)
Minority interest	97,645	—
Changes in assets and liabilities of business, net of assets and liabilities acquired:
Accounts receivable	(1,822,152)	(21,074)
Prepaid expenses and other current assets	(24,296)	293,175
Accounts payable	736,939	228,952
Income taxes payable	(28,988)	153,416
Due (from)/to related parties	(64,271)	99,845
Other, principally accrued expenses	(94,703)	(445,337)
Net cash (used in) provided by operating activities	(362,819)	824,426
Cash flows from investing activities:
Purchases of securities	(56,961,191)	(74,608,242)
Proceeds from sales of securities	58,745,503	74,591,290
Proceeds from the sale of a subsidiary	195,000	195,000
Payment for asset acquisition, net of cash received	(2,832,500)	—
Capital expenditures	(47,774)	(19,378)
Net cash (used in) provided by investing activities	(900,962)	158,670
Cash flows from financing activities:
Dividends paid	—	(1,037,803)
Proceeds from stock options exercised	538,827	178,169
Net cash provided by (used in) financing activities	538,827	(859,634)
Effect of exchange rate changes on cash and cash equivalents	6,701	(2,570)
Net (decrease) increase in cash and cash equivalents	(718,253)	120,892
Cash and cash equivalents, beginning of period	7,553,285	9,939,657
Cash and cash equivalents, end of period	$6,835,032	$10,060,549

See Notes 2 and 7 for a summary of noncash investing activities.

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005
(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amounts	Capital	Earnings	Income(Loss)	Equity
Balance, November 30, 2004	13,510,605	$13,510	$41,309,652	$1,052,277	$1,146,996	$43,522,435
Net income for the three months ended February 28, 2005				623,281		623,281
Unrealized losses on available-for-sale securities					(41,614)	(41,614)
Reclassifiacation adjustment for gains realized in net income					(360,584)	(360,584)
Foreign Currency Translation adjustment					(95,939)	(95,939)
Stock option exercises	126,581	127	538,700			538,827
Tax benefit from exercise of stock options			92,537			92,537
Common stock issued in connection with asset acquisition	113,821	114	682,166			682,280
Balance, February 28, 2005	13,751,007	$13,751	$42,623,055	$1,675,558	$648,859	$44,961,223

TRAFFIX, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   GENERAL

The accompanying consolidated financial statements are unaudited; however, in the opinion of management, these financial statements are presented in conformity with accounting principles generally accepted in the United States of America. The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented and are of a normal and recurring nature. In the preparation of these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the interim periods reported. Actual results could differ from those estimates. Principally, estimates are used in accounting for accruals for fulfillment redemptions, reserves for uncollectible receivables, reserves for data qualification allowances, recoverability of long-lived assets, and the realizability of deferred tax assets. Additionally, the Company has potential exposure resulting from pending and/or threatened litigation for which the Company currently does not provide a loss provision. Management’s estimates and assumptions are continually reviewed against actual results with the effects of any revisions being reflected in the results of operations at that time. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2004. The results of operations for the three month period ended February 28, 2005 are not necessarily indicative of the results to be expected for the subsequent quarters or the full fiscal year ending November 30, 2005. Certain prior year amounts in the unaudited consolidated financial statements have been reclassified to conform with the current year presentation.

During the three months ended February 28, 2005 and February 29, 2004, options for 126,581 shares and 53,036 shares of the Company’s common stock, respectively, were exercised by its employees and directors. Tax benefits of $92,537 and $37,019 in the three months ended February 28, 2005 and February 29, 2004, respectively, resulting from the exercise of these options, were recorded as an increase to additional paid-in capital and a reduction of income taxes currently payable.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), Share Based Payments, which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. The new standard is effective in the first interim or annual reporting period beginning after June 15, 2005. The Company is currently assessing the impact that the Statement may have on its financial statements.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition, Variable Costs, Allowances, Accounts Receivable and Bad Debts

Revenue

The Company currently earns the material portion of its revenue from the E-commerce segment and deems that this reliance will increase in future fiscal periods. This revenue primarily results from marketing agreements with its marketing partners and corporate customers. These marketing agreements satisfy the “existence of pervasive evidence of an arrangement” required under the current revenue recognition rules under Staff Accounting Bulletin (SAB)101. The provisions of each agreement determine the (a) pricing characteristics of the revenue generating activity, the specific type of revenue activity (i.e. on-line dating membership, website advertising activity, email marketing promotion and terms of LEC recurring billed products), and (b) the method of the Company’s delivery obligations to, and acceptance obligations of, its clients and customers, with (a) and (b) satisfying the criterion of SAB 101, that “sales price is fixed or determinable” and “delivery has occurred”. As a function of the Company’s client and customer acceptance process, the Company reviews bank and credit references, business financial statements and personal financial statements and/or obtains corporate officer guarantees (if appropriate), all of which satisfy the SAB 101 criteria, “collectibility is reasonably assured”. Based on the revenue recognition criterion discussed above, the Company believes it recognizes revenue when it is realizable and earned.

Deferred Revenue

The Company’s on-line dating service is a membership based arrangement, with membership offerings ranging from one month subscriptions to plans with annual terms. The one month membership plans form the bulk of its subscription sales. Deferred revenue is recorded net of estimated cancellations and is amortized over the life of the membership as it is earned.

Contra revenue

At the time revenue is recognized, the Company provides for an estimate for contractually specified data qualification allowances, when required under the governing marketing agreement. Such data qualification allowances may include allowances for data duplications, invalid addresses, age and country of origin restrictions, and are recorded in a contra-revenue account. The Company’s revenues are adjusted in later fiscal periods if actual allowances vary from amounts previously estimated. Historically, variances between actual allowances and previously estimated allowances have been immaterial. If events were to occur that would cause data qualification actual allowances to vary significantly from those originally estimated and reflected in the financial statements, the Company could suffer material deterioration in future fiscal period gross margins, and, therefore, its profitability, cash flows and capital resources could be adversely affected.

Cost of Sales

Certain revenue related obligations are recorded at the time revenue is recognized. They include costs payable to other on-line, as well as off-line, media companies for generating registered users and consumer data for the Company, database fee sharing costs under third-party database use agreements, email message delivery costs, contingent-based prize indemnification coverage (i.e., sweepstakes payout indemnification), estimated premium fulfillment costs related to the respective promotion (if applicable) and all other variable costs directly associated with completing our obligations relative to the revenue being recognized, all of which satisfy the criteria regarding the concept of “other than a perfunctory, or inconsequential ongoing obligation” as specified in SAB 101. If the Company’s actual premium fulfillment estimates vary from that which were accrued at the time of recording the related revenue the Company takes the additional cost, or benefit, to the accrual adjustment in the fiscal period that the variance is determinable.

Accounts Receivable and Bad Debt Allowances

Revenue recognition is also subject to provisions based on the probability of collection of the related trade accounts receivable. The Company continuously evaluates the potential of the collectibility of trade accounts receivable by reviewing such factors as deterioration in the operating results, financial condition, or bankruptcy filings of its customers. As a result of this review process, the Company records bad debt provisions to adjust the related receivable carrying amount to an estimated realizable value. Provisions for bad debts are also recorded due to the review of other factors, including the length of time the accounts receivable are past due, historical experience and other factors obtained during the conduct of collection efforts. If circumstances change regarding the Company’s specific customers on an individual basis, or if demand for Internet direct marketing softens, or if the U.S. economy stumbles, its estimates for bad debt provisions could be further increased, which could adversely affect the Company’s operating margins, profitability, cash flows and capital resources.

Accounts receivable consist of trade accounts receivable from the Company’s Corporate Customer base, with extension of credit varying between 30 to 90 days, with the majority at 30 days, and as such, do not bear interest. Corporate Customers with credit balances, generally resulting from prepayments, are classified as deferred revenue, and included in “Accrued expenses” on the Company’s balance sheets. Additionally, accounts receivable from Local Exchange Carriers (such as for the LEC segment) and credit card companies (such as for the on-line dating service) are due to the Company.

Accounts Receivable by major category consisted of the following at February 28, 2005 and February 29, 2004

	February 28, 2005	February 29, 2004
Accounts Receivable from:
Corporate Clients	$5,638,576	$3,008,859
Consumers via Credit Card Merchant arrangements, Third Party Billing companies and Local Exchange Carriers (LECs)	842,571	1,135,619
Total Accounts Receivable	$6,481,147	$4,144,478

Following are the changes in the allowance for doubtful accounts for the three months ended February 28, 2005 and February 29, 2004:

	Beginning Balance	Additions to allowance	Write-offs net of recoveries	Ending Balance
2005	$691,230	85,225	(16,470)	$759,985
2004	$872,604	9,606	(56,062)	$826,148

Transactions with Major Customers and other Revenue Concentrations

During the three month period ended February 28, 2005, no one single customer equaled or exceeded 10% of the Company’s consolidated net revenue. During the three-month period ended February 29, 2004, the Company had one customer in its E-commerce segment accounting for approximately $1.0 million, or

13.5% of consolidated net revenues. Regarding the Company’s current customer base, no single customer had net revenues that equaled or exceeded 8% of consolidated net revenues for the three month period ended February 28, 2005.

In the three months ended February 28, 2005, 17.2% of the Company’s revenue was derived from its proprietary products (14.6% from iMatchUp.com, the Company’s online dating site, and 2.6% from its LEC Billed Product segment’s proprietary products).

Stock-based Compensation

Pursuant to Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, the Company will continue to use the intrinsic value method of accounting for its employee and director stock-based compensation awards until its adoption of SFAS 123R. Accordingly, the Company has not recognized compensation expense for its noncompensatory employee and director stock option awards. As recommended by SFAS No. 123, the fair values of options were estimated using the Black-Scholes option-pricing model. Option vesting periods have historically been three years, except for grants to non-employee members of the Board of Directors, which fully vest at the time of grant. The Company’s adjusted net income and adjusted earnings per share had it elected to adopt the fair value approach of SFAS No. 123 in the current fiscal year, which charges earnings for the estimated difference between the strike price and the fair value of the stock options, would have been as follows:

	Three months ended
	February 28,	February 29,
	2005	2004
Net income	$623,281	$352,891
Less: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(113,627)	(72,606)
Pro forma Net income, as adjusted	$509,654	$280,285
Basic net income per share:
As reported	$0.05	$0.03
Pro forma	$0.04	$0.02
Diluted net income per share:
As reported	$0.04	$0.03
Pro forma	$0.04	$0.02

The pro forma amounts shown above, regarding stock based compensation, are not necessarily representative of the impact on net income in future periods.

Income Taxes

Quarterly income taxes are calculated in accordance with the interim financial reporting requirements as set forth in the Accounting Principal Board’s Opinion 28. Such Opinion considers interim quarterly periods as an integral part of the annual period, with interim quarterly tax periods reflecting the estimated annual effective tax rate. The Company believes that it has adequately provided for tax-related matters. The Company is subject to examination by taxing authorities in various jurisdictions. Matters raised upon audit may involve substantial amounts. Management considers it unlikely that resolution of any such matters would have a material adverse effect upon the Company’s consolidated financial statements.

Non-cash Investing and Financing Activities

Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. For the three months ended February 28, 2005, non-cash activities included the following items:

Investing Activities:

Asset Acquisition of Hot Rocket (Also see notes 7 and 8)
Fair Value of assets acquired	$3,603,411
Cash paid to Seller	$2,832,500
Stock Issued	682,280
Transaction costs	88,631
Total Purchase Price	$3,603,411

License Acquisition

On March 24, 2004, the Company entered into a license agreement with LiveOnTheNet.com Inc. The agreement allows the Company to market to consumers under its own brand name (Click Help), a software program, which enables home PC users to access customer service operators who provide real-time support for questions related to their personal computers.

The total cost of the software license was $200,000, payable by a $35,000 down payment and eleven monthly installments of $15,000, due on the first of the month, commencing April 1, 2004. As of February 28, 2005, the Company has fully satisfied its payment obligations under this license agreement, which is being amortized on the straight-line basis over a five year period.

3.   Earnings Per Share

The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

	Three Months Ended
	February 28,	February 29,
	2005	2004
Denominator:
Denominator for basic earnings per share—weighted average shares	13,597,621	12,960,105
Effect of dilutive securities:
Stock options	652,280	591,884
Denominator for diluted earnings per share—adjusted weighted average shares	14,249,901	13,551,989

Options to purchase 881,250 and 981,750 shares of common stock for the three months ended February 28, 2005 and February 29, 2004, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

4.   Comprehensive Income (Loss)

The Company presents foreign currency translation adjustments and unrealized gains and losses on its marketable securities (net of tax, when applicable) as a component of “comprehensive income (loss)” and are presented below:

	Three Months Ended
	February 28,	February 29,
	2005	2004
Net income	$623,281	$352,891
Other comprehensive income (loss) , net of tax:
Foreign currency translation adjustment	(95,939)	(109,590)
Unrealized gain from available-for-sale securities, arising during the period, net of income taxes of $-0-	(41,614)	221,165
Add: reclassifiaction adjustment for for gains realized in net income, net of tax effect of $224,684	(360,584)	—
Comprehensive income	$125,144	$464,466

5.   Advertising and Marketing

The Company’s advertising and marketing costs, incurred in the advertising and marketing of the Company’s, and its clients’, products, services and promotional offers, have historically been comprised of (1) costs associated with the transmission of email marketing messages, both from internal sources and external third-party vendors, (2) costs associated with the purchase of on-line consumer data (including registered users to the Company’s websites, and its clients’ websites), and (3) email and website program promotional and creative development costs. During the year ended November 30, 2004, as a result of the acquisition of SendTraffic.com,Inc., the Company included the costs of its search engine marketing activities in its advertising and marketing cost accounts. During fiscal periods prior to July 1, 2004, the Company incurred immaterial search engine marketing costs. Advertising and marketing costs are charged to operations (1) at the time of the email transmission, (2) upon receipt of the qualified consumer data, (3) at the time the promotional and creative services are provided, and/or (4) at the time the search engine marketing media purchases are incurred, respectively, and are included as a component of cost of sales. Total advertising and marketing costs included in cost of sales for the three months ended February 28, 2005 and February 29, 2004 were approximately $8,179,000 and $3,433,000, respectively.

6.   Segment Information

Segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. Disclosure is also required about products and services, geographic areas and major customers. The Company’s segments operate principally in the United States with a presence in Canada. The Canadian presence contributed an immaterial amount to consolidated net revenue and net income. The Company’s two principle operating segments are: (a) E-commerce and (b) LEC Billed Products. The balance of the Company’s operations, immaterial individually and in the aggregate, are included as part of Corporate. This business segment delineation is consistent with the Company’s management and financial reporting structure based on products and services. The Company evaluates performance based on many factors, with the primary criteria being each segment’s adjusted EBITDA, which is defined as net income excluding (i) special charges, (ii) interest expense, (iii) interest and dividend income, (iv) net gains (losses) on the sale of marketable securities, (v) permanent impairment charges to long-lived assets, (vi) other nonoperating income, (vii) minority interest (income)loss, (viii) depreciation, (ix) amortization and (x) income taxes. The Company shares a common workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate. The following tables set forth the Company’s financial results, by management’s performance criteria, by operating segment. All presented revenues are from nonintersegment sources, and, therefore, no intersegment elimination applies.

Segment Data—Net Revenue

	Three Months Ended
	February 28,	February 29,
	2005	2004
E-commerce	$12,924,931	$7,046,701
LEC Billed Products	350,885	123,593
Consolidated totals	$13,275,816	$7,170,294

Segment Data—Gross Profit

	Three Months Ended
	February 28,	February 29,
	2005	2004
E-commerce	$4,685,641	$3,550,717
LEC Billed Products	175,805	(186,377)
Consolidated totals	$4,861,446	$3,364,340

Segment Data—Adjusted EBITDA*

	Three Months Ended
	February 28,	February 29,
	2005	2004
E-commerce	$1,480,068	$1,555,466
LEC Billed Products	150,658	(280,878)
Total Adjusted EBITDA	$1,630,726	$1,274,588

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

Segment Data—Depreciation and Amortization

	Three Months Ended
	February 28,	February 29,
	2005	2004
E-commerce	$416,113	$268,955
LEC Billed Products	—	—
Total Depreciation and Amortization	$416,113	$268,955

Segment Data—Reconciliation of reportable segment's adjusted EBITDA to consolidated income before taxes

	Three Months Ended
	February 28,	February 29,
	2005	2004
Adjusted EBITDA—by segment
E-commerce	$1,480,068	$1,555,466
LEC Billed Products	150,658	(280,878)
Total Adjusted EBIDTA	$1,630,726	$1,274,588
Items effecting adjusted EBITDA in arriving at consolidated income before taxes
Corporate (expense)	$(1,016,812)	$(902,343)
Depreciation and amortization (expense)	(416,113)	(268,955)
Interest income and dividends	187,823	108,732
Realized gains on marketable securities	585,268	11,023
Realized gain on sale of subsidiary	195,000	195,000
Other non-operating income(expense)	(8,710)	46,193
Minority interest in income of subsidiary	(97,645)	—
Total items effecting Adjusted EBITDA	(571,189)	(810,350)
Consolidated income before taxes	$1,059,537	$464,238

7.   Asset Acquisitions and Asset Dispositions

Acquisition

On January 21, 2005, the Company, through its wholly owned subsidiary, Hot Rocket Acquisition Corp., acquired all of the intangible assets of Hot Rocket Marketing Inc. and Clockwork Advertising Inc. (collectively “Hot Rocket”), corporations in the business of buying and selling performance based on-line advertising space for third parties. The Company believes that the Hot Rocket acquisition broadens its reach into the Internet direct marketing arena, potentially allowing for expanded client relationships and various other synergistic possibilities, such as adding value to the Company’s core operations by the enhancement of the Company’s current and developing marketing programs.

The purchase price was approximately $3.6 million and was comprised of $2.8 million in cash, $0.7 million (or 113,821 shares) of the Company’s common stock and transaction fees approximating $0.1 million. Based on an internal preliminary valuation, the reported purchase price includes approximately $2.1 million of goodwill and $1.5 million of identifiable intangibles. The Company is currently having a valuation prepared by an independent valuation firm.

Under Statement of Accounting Standards No.142, “Goodwill & Intangible Assets”, goodwill is not amortized. Instead, the amount of goodwill is reviewed for impairment on an annual basis. The identifiable intangibles acquired from Hot Rocket consist of employment contracts and internally developed software, which will be amortized on a straight-line basis over estimated useful lives of five and three years, respectively. It is expected that the entire goodwill value will be deductible for tax purposes based on the nature of the asset acquisition. The entire amount of the identifiable intangibles and goodwill are a component of the Company’s E-commerce segment.

In addition to the initial cost of the acquisition, we agreed to pay Hot Rocket a contingent purchase price of up to $12.5 million if Hot Rocket generates an aggregate of $27 million in EBITDA (as quantified in the Agreement) over the four year period following the closing. The Company anticipates the contingent payments made, if any, will be treated as additional purchase price and included as an addition to goodwill. At February 28, 2005, the Company has determined that at the current rate of growth recognized by Hot Rocket, it is probable that the first tier of contingent payment will be attained within the first measurement period, which ends February 28, 2006. As of February 28, 2005, the Company is not

liable for any contingent payments and, therefore, has not accrued any at this time. The Company will continue to asses its liability under the Hot Rocket contingent payment arrangement in each successive quarter, and will record additional purchase price through increased goodwill, if and when a liability is realized. For any interim period accrual of additional purchase price arising out of the contingent arrangement, the Company presently deems that it will be settled in cash, but retains the right to settle the final payment with a blend of cash and stock, with stock not to exceed 50% of the total payment and to make as much of such payments in cash as is necessary to keep all share issuances to Hot Rocket at a maximum of 19.9% of the Company’s outstanding stock.

Hot Rocket Pro Forma Information

The Hot Rocket acquisition closed on January 21, 2005 and, as such, the results of its operations are included in the Company’s consolidated results from that date through February 28, 2005. The first pro forma disclosure set forth below provides the details as though the business combination had been completed as of December 1, 2004. The pro forma adjustments serve to: (1) eliminate intercompany transactions during the pre-acquisition period; (2) record amortization expense for the pre-acquisition period; (3) provide for income tax expense at Traffix’ marginal tax rate as applicable to the February 28, 2005 quarter applied to Hot Rocket’s adjusted pre tax income; and (4) increase the weighted average shares outstanding as if the acquisition shares were issued on December 1, 2004.

	Traffix	Hot Rocket
	Form 10Q	for period		Pro forma	Pro forma
	@ 2-28-05	12-1 to 1-20-05		adjustments	Traffix
Net revenue	$13,275,816	$1,315,245	(1)	$(50,755)	$14,540,306
Income from operations	197,801	324,326	(2)	(63,934)	458,193
Income before provision for income taxes	1,059,537	324,326	(2)	(63,934)	1,319,929
Net income	623,281	324,326	(3)	(162,883)	784,724
Diluted income per share	$0.04				$0.05
Diluted weighted average shares outstanding	14,249,901	64,499	(4)	—	14,314,400

The pro forma disclosure set forth below provides the details as though the business combination had been completed as of the beginning of the three month period commencing January 1, 2004. The Hot Rocket entity had a business year which ended December 31. Both the month of December 2003, and the period January 1, 2004 to March 31, 2004, did not include any material, or non-recurring items requiring separate disclosure in the pro forma information. The pro forma adjustments serve to: (1) eliminate intercompany transactions; (2) record amortization expense for the three months ended March 31, 2004; (3) provide for income tax expense at Traffix’ marginal tax rate as applicable to the February 29, 2004 quarter applied to Hot Rocket’s adjusted pre tax income; and (4) increase the weighted average shares outstanding as if the acquisition shares were issued on December 1, 2003.

	Traffix	Hot Rocket
	Form 10Q	for period		Pro forma	Pro forma
	@ 2-29-04	1-1-04 to 3-31-04		adjustments	Traffix
Net revenue	$7,170,294	$3,583,751	(1)	$(52,960)	$10,701,085
Income from operations	103,290	1,974,406	(2)	(112,824)	1,964,872
Income before provision for income taxes	464,238	1,976,475	(2)	(112,824)	2,327,889
Net income	352,891	1,976,475	(3)	(821,011)	1,508,355
Diluted income per share	$0.03				$0.11
Diluted weighted average shares outstanding	13,551,989	113,821	(4)	—	13,665,810

Fiscal year ended November 30, 2004 Asset Acquisitions

Details of Acqusition	SendTraffic.com
Fair Value of assets acquired	$6,043,206
Liabilities assumed	(1,240,788)
Stock issued	(1,107,953)
Cash paid	$3,694,465
Less: cash acquired	(196,812)
Net cash paid for acquisition	$3,497,653

During the fiscal year ended November 30, 2004, the Company entered into an Asset Acquisition Agreement for the acquisition of the assets of SendTraffic.com, Inc. (Send Traffic). Send Traffic warranted that certain financial information contained in its unaudited June 30, 2004 balance sheet was accurate, and if such financial information ultimately proved post-closing to have been inaccurate, Send Traffic would return to the Company any shortfall. In order to ensure compliance with such warranty, the Company retained in escrow $250,000 of the purchase price. On November 24, 2004, the Company signed an Adjustment Agreement with the principals of Send Traffic regarding the final determination of the June 30, 2004 balance sheet. In accordance with the Adjustment Agreement’s “Cash Adjustment” clause, the Company received $300,000 in cash from the Send Traffic principals, $250,000 of which came from the escrow withheld at closing, and an additional $50,000 of which was received on November 30, 2004. Additionally, under the Adjustment Agreement’s “Share Adjustment” clause, the Send Traffic principals returned 57,142 shares to the Company, which served to reduce the total shares issued in the asset acquisition to 176,799 shares, as compared to the original issuance of 233,941 shares.

Prior Fiscal Year Asset Dispositions

During the fiscal year ended November 30, 2003, the Company sold its majority-owned subsidiary, Montvale Management LLC (“Montvale”) to Mortgage Industry Consultants, LLC (“MIC”) for $1.6 million, plus its investment. Traffix had obtained its 51% interest in September of 1999 through an initial investment of approximately $50,000. Pursuant to the terms of the sale, the Company received $1 million in cash at closing on March 7, 2003. Additionally, it received a note from the Purchaser for $600,000, payable in 24 monthly installments of $25,000. All payments under the note have been received and the Company is currently preparing the appropriate releases. The Company has also received approximately $299,000, representing its GAAP basis capital account in such majority-owned subsidiary as at November 30, 2002.

Based on management’s initial assessment of Montvale’s future cash flows post-closing, after taking into consideration Montvale’s increased obligations with respect to the note obligations due the Company, the Company had deemed it prudent to defer recognition of income on the unpaid portion of the note. From March 2003, the month of the Montvale disposition, to February 11, 2005, the date of receipt of the final installment, the cost recovery method was used in the recognition of the related Montvale installment income.

The Company also entered into a two-year Media Purchase Agreement whereby it agreed to provide certain media lead generation and related services to the continuing owners of Montvale for consideration of $40,000 per month over the term of the agreement. As of April 10, 2005, all required installments were received under the Media Purchase Agreement.

8.   Goodwill and Identifiable Intangibles Assets

The gross carrying value of goodwill and the gross carrying value and accumulated amortization of other intangibles are as follows:

	As of February 28, 2005		As of November 30, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
GroupLotto identifiable intangibles:
GroupLotto Site Brand Recognition	$722,922	$522,371	$722,922	$486,225
GroupLotto Database	433,754	313,422	433,754	291,735
Intellectual Property Assets	289,169	208,948	289,169	194,490
Marketing Right License Fee	200,000	40,000	200,000	30,000
Infiknowledge identifiable intangibles(1):
Internet Game Suite	249,859	159,884	258,109	152,328
Intellectual Property Assets	187,394	119,913	193,582	114,246
Market Position Acquired	208,216	133,237	215,091	126,940
Thanksmuch identifiable intangibles:
Profiled customer data	50,000	48,472	50,000	44,305
Restrictive Covenants	10,000	7,378	10,000	6,878
SendTraffic identifiable intangibles:
Employment Contracts	660,592	88,079	660,592	55,049
Software	963,951	197,703	963,951	123,564
Hot Rocket identifiable intangibles
Employment Contracts	569,394	12,337	—	—
Software	1,012,257	36,554	—	—
Total amortizable intangible assets	$5,557,508	$1,888,298	$3,997,170	$1,625,760
Unamortized intangible assets:
Goodwill—Infiknowledge	$824,900		$852,138
Goodwill—SendTraffic	3,089,180		3,089,180
Goodwill—Hot Rocket	2,021,760
Goodwill—Thanksmuch	289,736		289,736
Total Goodwill	$6,225,576		$4,231,054

(1)          The Infiknowledge identifiable intangibles and unamortizable goodwill carrying value changes as a result of the effects of foreign currency exchange translation.

The amortizable intangibles listed above are deemed to have a finite life of five years, or less, from the date of acquisition; the straight-line method of amortization has been applied to such assets in calculating their respective amortization. The Internet and E-commerce industries, within which the Company conducts the majority of its business and has extensive experience, are dynamic and constantly evolving business arenas. Based on its experience in these industries, the Company evaluated the nature of each of the components of the identifiable intangible assets and determined that three to five-year useful lives, with corresponding straight-line amortization, was the most accurate available means of estimating such assets’ finite lives. In future fiscal periods, if facts or circumstances arise that indicate the five-year useful life assigned to such assets was, in fact, inaccurate, the Company will make the appropriate adjustments at that time. All goodwill is included in the Company’s E-commerce segment.

The amortization expense related to acquired amortizable identifiable intangible assets have been recorded from the dates of the respective acquisitions.

The future intangible amortization expense for the next five fiscal years is estimated to be as follows:

	2005	2006	2007	2008	2009
GroupLotto Identifiable intangible amortization:
GroupLotto Site Brand Recognition	$144,595	$92,103	$—	$—	$—
GroupLotto Database	86,757	55,262		—
Intellectual Property Assets	57,838	36,842		—
Marketing Right License Fee	40,000	40,000	40,000	40,000	10,000
Total Group’s amortization	$329,190	$224,207	$40,000	$40,000	$10,000
Infiknowledge Identifiable intangible amortization:
Cost allocated
Internet Game Suite	$47,596	$47,596	$1,532	$450	$357
Intellectual Property Assets	35,697	35,697	1,149	337	268
Market Position Acquired	39,663	39,663	1,277	375	298
Total Group’s amortization	$122,956	$122,956	$3,958	$1,162	$923
ThanksMuch Identifiable intangible amortization:
Profiled customer data	$5,695	$—	$—	$—	$—
Restrictive Covenants	2,000	1,122	—	—	—
Total Group’s amortization	$7,695	$1,122	$—	$—	$—
SendTraffic Identifiable intangible amortization:
Employment Contracts	$132,118	$132,118	$132,119	$132,118	$77,069
Software	296,554	296,554	234,897	12,382	—
	$428,672	$428,672	$367,016	$144,500	$77,069
Hot Rocket Identifiable intangible amortization:
Employment Contracts	$97,746	$113,879	$113,879	$113,879	$113,879
Software	289,618	337,419	337,419	47,801	—
	$387,364	$451,298	$451,298	$161,680	$113,879
Summary
GroupLotto Identifiable intangibles:	$329,190	$224,207	$40,000	$40,000	$10,000
Infiknowledge Identifiable intangibles:	122,956	122,956	3,958	1,162	923
ThanksMuch Identifiable intangibles:	7,695	1,122	—	—	—
Hot Rocket Identifiable intangibles:	387,364	451,298	451,298	161,680	113,879
SendTraffic Identifiable intangibles:	428,672	428,672	367,016	144,500	77,069
Total Identifiable intangible amortization	$1,275,877	$1,228,255	$862,272	$347,342	$201,871

9.   Income Taxes

The Company’s income tax provision for the three months ended February 28, 2005 was approximately $436,000, which includes $390,000 of expense related to current year operations and approximately $46,000 of period expense related to an increase in the Company’s estimates related to tax audits.

The effective income tax rate for the three months ended February 28, 2005 was 41.2%. It differs from the Company’s estimated annual effective income tax rate of 39.9% described below, due primarily to projected consistent contingent tax liability adjustments made to a projected increasing pre-tax income environment.

Estimated Annual Effective Income Tax Rate.   The estimated annual effective income tax rate for 2005 differs from the U.S. federal statutory income tax rate of 34% as follows:

	Fiscal Year 2005(1)	Fiscal Year 2004(2)
Income tax expense at U.S. federal statutory rate	34.0%	34.0%
State income taxes, net of U.S. federal impact	2.2	2.2
Impact of foreign operations	1.3	1.2
Change in contingent tax liabilities	(0.3)	(16.0)
Other, including non-deductible expenses	2.7	2.6
	39.9%	24.0%

(1)          Estimated annual effective income tax rate for fiscal year 2005.

(2)          Projected annual effective income tax rate used for the three months ended February 29, 2004.

The “State income taxes, net of U.S. federal impact” item above primarily reflects franchise tax and minimum tax expense, net of related federal benefit, which the Company expects for the year. The Company currently has a significant valuation allowance against state net operating loss carryforwards, and a full valuation allowance against capital loss carryforwards. The annual estimated effective tax rate for 2005 does not include any anticipated benefit from additional current year state tax losses, nor does it anticipate any benefit from the use of capital losses carryovers.

10.   Litigation

We are subject to legal proceedings, lawsuits and other claims, brought by: (1) consumers of our products and services; (2) our clients; (3) consumers of our clients’ products and services; and (4) others bringing claims that arise in the normal course of our business. Legal proceedings are subject to numerous uncertainties rendering the prediction of their outcome difficult. As a result of such uncertainty, we are unable to estimate the ultimate outcome of any of the subsequently mentioned claims, and, accordingly, no provision for loss has been recorded. We believe that individually, and in the aggregate, the ultimate settlement of the subsequently mentioned claims should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Plasmanet

On November 21, 2002, Plasmanet, Inc., one of our competitors, commenced an action alleging patent infringement and misappropriation of trade secrets entitled Plasmanet, Inc. v. Apax Partners, Inc., et al., Case No. 02 Civ 9290 (S.D.N.Y.). The complaint sought injunctive relief and unspecified money damages. We asserted counterclaims, inter alia, to declare Plasmanet’s patent invalid. In December 2003, the complaint was dismissed with prejudice with respect to Plasmanet’s patent infringement claim and our counterclaims, and without prejudice with respect to the misappropriation of trade secrets claim. Such misappropriation claim was reasserted by Plasmanet in New York court (Sup. Ct. N.Y. Co., January 27, 2004, Index No. 60021-04). We filed a motion to dismiss this claim which the court granted. Judgment was entered dismissing the state law claims and the period in which to appeal has expired such that the action has been concluded.

Qwest

Qwest Communications, Inc. notified us of an indemnification claim relating to a class action filed against Qwest in Minnesota, Bindner v. LCI International Telecom Corp. et al., District Court of Minnesota, County of Sibley, Case No. C0-00-242 (the “Class Action”). In that action, plaintiffs claimed that from September 1998 to July 1999, they were misled when they were solicited to change their long distance carrier to Qwest. They asserted that they were not told that they would have to stay at certain hotels and pay their regular rates as part of a promotion involving free airline tickets. We introduced the promotion (“Fly Free America”) to Qwest, and were retained by Qwest to operate the telemarketing campaign pursuant to our Agreement. In or about May 2000, we and Qwest entered into an agreement terminating the Agreement and settling the amount due us (the “May 2000 Agreement”). The Agreement and the May 2000 Agreement contain language that Qwest claims obligates us to indemnify Qwest for the losses it sustained by reason of this class action. We maintain that we have no liability in the matter.

Fraud claims in the Class Action were dismissed, leaving breach of contract and false advertising claims. The court certified the class and Qwest, without our consent, agreed to settle the Class Action. The court approved the settlement agreement, stated that there was no finding of any liability against Qwest, and approved the attorneys’ fees for plaintiffs’ counsel. No appeal was taken so that the Class Action has been concluded.

In November 2002, we commenced an arbitration against Qwest to recover certain amounts held in escrow that were due us pursuant to the May 2000 Agreement. In December 2002, Qwest filed counterclaims in the arbitration relating to the Fly Free America program. Qwest asserts that in connection with the Class Action, we must indemnify it for $3.4 million in Qwest attorneys’ fees; $600,000 in fees for counsel to the plaintiffs in the Class Action; and $500,000 in settlement payments to Class members. Qwest also seeks reimbursement of approximately $3.1 million it paid us pursuant to the May 2000 Agreement. Initially Qwest also sought to recover approximately $1.5 million of fines and penalties it claimed it paid to various attorneys general; Qwest has now withdrawn that claim.

A panel of arbitrators was appointed in December 2003. The panel established a schedule for substantive motions and for hearings in June 2004. The arbitrators also provided for exchanges of information in the arbitration subject to Qwest’s right to seek to prevent such exchanges. Qwest moved to prevent exchanges of information and this application was granted. Qwest moved for summary judgment with respect to its indemnification counterclaim. That motion was denied. We believe that there is no merit to Qwest’s counterclaims and intend vigorously to defend against them, as well as to pursue our claims for payments due to us under the May 2000 Agreement. The arbitration hearing has been rescheduled for the week of June 20, 2005.

Columbia House/Rydel

In or about August 2002, Columbia House, one of our clients, notified us of an indemnification claim relating to a class action filed against Columbia House, among others, in Illinois, Rydel v. Comtrad Industries, Inc. et al., Circuit Court of Cook County, Illinois, No. 02 CH 13269. In that action, plaintiff claims to have received unsolicited commercial e-mail from, among others, Columbia House, in violation of Illinois law, and asserts two basic claims against Columbia House, one for violation of Illinois’ Consumers Fraud Statute, the second for violation of Illinois’ Electronic Mail Act. Columbia House advised us that it believes that the email in question was not approved by Columbia House when it was sent, and asserted a claim for indemnification against us pursuant to our contract. We and Columbia House agreed to defer resolution of the indemnification claim (and reserved each of our respective rights). Columbia House is defending against the class action. Its motion to dismiss was granted as to the Consumer Fraud claim, but denied as to the Electronic Mail Act claim. The plaintiff has appealed the partial dismissal.

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

In late 2004, the appellate court affirmed the decision below, so that the claim against us is dismissed; the Consumer Fraud claim against Columbia House is dismissed; and the Electronic Mail Act claim against Columbia House remains. The plaintiff has asked the appellate court to reconsider its decision and all parties await a ruling. We believe that there is no merit to plaintiff’s claims, and, in the event the dismissal of the claim against us is reversed, we intend to vigorously defend against it.

As stated above, we are unable to determine the ultimate outcomes of any of the foregoing claims or demands, and, accordingly, no provision for loss has been recorded in the financial statements included in this Report.

10.   Subsequent Events

On March 10, 2005, the Company paid a dividend of $1,098,381 arising from a late February 2005 declaration by its Board of Directors. The record date establishing the dividend payable was March 1, 2005.

On April 10, 2005, the Board of Directors declared a dividend from the Company’s retained earnings of $0.08 per share on the outstanding shares of its common stock for the quarter ended February 28, 2005. Such dividend is payable on or about May 10, 2005 to holders of record of such shares at the close of business on May 1, 2005. The Company can give no assurance that its Board will declare any dividends in future fiscal periods. Any further declarations will depend upon the Company’s performance, the level of its then current and retained earnings, if any, available capital and projected capital requirements necessary for operations, and other pertinent factors. You should not rely on any prior approvals of the Company’s Board as an indicator of its intent to approve the declaration of any dividends in the future.

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

Overview

We are a leading Internet media and marketing company that uses our on-line media network to generate leads and sales for our corporate clients. We provide complete end-to-end marketing solutions for companies seeking to increase sales and customers through on-line marketing programs. The services we offer include the development of a complete creative promotion to be used to market the client’s product to consumers, broadcasting a promotion on-line in order to generate new customers for the client, delivery of data files from the results of campaigns, creating and hosting the customized websites or web pages necessary to effect the consumer transaction that drives the client’s sales and generating comprehensive reporting in order for the client to analyze the effectiveness of a promotion. We use the media of our websites, as well as email, search engines and other on-line media to generate the customers, sales and leads for our clients, and for our own product and service offers. We are paid by our clients primarily on a success-based model, in that we receive a fee for every lead, customer or sale generated for the client.

In addition to our third party client-based revenue, we generate revenue directly from consumers from our own products and services. In Fiscal 2003, we expanded our line of direct-to-consumer products and services to include Internet based services, such as iMatchUp.com, our on-line dating service included in our E-commerce segment, which revenues are included in our E-commerce segment, and TXNet/WorldWebAccess, our ISP, VOIP and email products, which comprise our LEC Billed Products segment. During Fiscal 2004, we introduced Click-Help, an addition to our LEC Billed Product suite that offers 24/7 technical assistance to the home PC user, under a recurring monthly billing plan. We discontinued new customer acquisitions for our LEC Billed Products segment during the fourth quarter of Fiscal 2004. We continue to expend effort to effectively seek out other products that fit the LEC billing mode that exhibit the potential for acceptable economic returns. LEC Billed Products do not have any long-lived assets associated with the segment. These “direct to consumer” generated products and services accounted for approximately $0.4 million, or 3% of our revenue during the three months ended February 28, 2005, as compared to approximately $1.5 million, or 21% of our net revenue during the three months ended February 29, 2004.

We also generate revenues from the sales and rentals (for use both on-line and off-line) of our proprietary, profiled databases, which are included in our E-commerce segment.

Background

From our inception in 1993 (under the name “Quintel Communications, Inc.”) through 1999, we generated the bulk of our revenue from direct marketing using the traditional media of television, postal mail and telemarketing. In 2000, we repositioned our direct marketing business to the on-line media of the

Web. Applying the direct marketing disciplines honed from our years of operating in the “off-line” media arena, we have been able to provide enhanced response-based results in a cost-efficient and scaleable manner via on-line marketing.

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

Websites.   We own and operate a variety of websites with a broad range of content. Virtually all of our websites generate revenue from client advertisements. The advertisements are served across all of our websites using our internally-developed technology that serves ads to website visitors using an algorithm that takes into account a number of factors, including information supplied by the visitor upon registration (e.g, gender, age and zip code), as well as the price paid by our customer to serve the ad.

The websites feature content ranging from music for downloads to sweepstakes. We recently launched EZ-Tracks.com, a site that features over thirty thousand songs available for free and legal downloading, as well as other content such as musical greeting cards and a downloadable version of the Bible in audio format. We have a games website that offers a variety of free parlor-style games, such as backgammon and checkers. We also recently launched a website that features thousands of cooking recipes, reciperewards.com.

Our PrizeDistributors, Inc. sponsored group of websites offers consumers the opportunity to win up to $1 million daily in our free, on-line sweepstakes. The sweepstakes prizes are indemnified by an independent, third-party agency. In order to play, each consumer must provide complete and accurate registration information and agree to receive (“opt-in”) marketing messages from us and our marketing partners.

We own and operate several other websites such as AtlasCreditGroup.com, TheBargainSpot.com, AltasAutomotiveGroup.com, Take 1 Entertainment.com, prizecade.com and jewelclaimcenter.com. Each of these sites is designed to appeal to a specific consumer interest category that we matched with client promotions that appeal to such interest category.

Email Marketing.   Each program that we market for our clients can be implemented not only through the websites, but also, and often, through email marketing. We currently market to a vast database, which includes consumer data that is either owned by us or is managed by us under our revenue share arrangements whereby we recognize the gross revenue as earned and bear the payment obligation to the list owner, irrespective of receipt of payment from our clients.

Results Analysis.   Even after campaigns are fully implemented, we continually analyze the marketing results to gauge whether the campaigns are continuing to generate adequate results for the client, whether the media is being utilized cost-efficiently, and to determine whether new and different copy is yielding better overall results. These are traditional direct-marketing disciplines that we apply, and that we believe, distinguish us from many of our competitors in the on-line marketing industry.

Syndication.   After we develop a campaign that works efficiently on our own media, we sometimes “syndicate” the program to third-party media. Typically, we have expended time, media and other costs in developing certain campaigns. In exchange for this invested effort, we obtain the right to market those campaigns to other on-line media companies. We believe that with syndicated offers we can leverage campaigns we have developed so that in future fiscal periods we can generate additional revenue with reduced costs and risks associated with such business extension.

PRODUCTS AND SERVICES

We introduced several new businesses during Fiscal 2003, and further expanded those new business units in Fiscal 2004, including an on-line dating program (“iMatchup.com”) included in our E-commerce segment, and Internet-based service products such as a PC home user technical support service, an ISP service and email accounts that are LEC Billed (“Click-Help”, “TxNET” and “WorldWideAccess, Inc.”). These new business units are designed as monthly recurring billing programs, such as membership to iMatchUp.com. Revenue from these businesses is generated primarily from billing consumers directly. Imatchup.com became a significant source of revenue for us in 2004, and continues to be a significant source of revenue as represented by its $1.9 million, or 15% contribution to consolidated net revenue for the three months ended February 28, 2005, as compared to $1.4 million, or 19% contribution during the comparable prior year fiscal period.

Our expansion in, and dependence on, our on-line direct marketing efforts, coupled with the potential for state and/or federal legislation limiting our ability to contact consumers on-line should all be considered when referring to our current fiscal year’s results, as well as prior years’ historical results, in evaluating the potential for our future operations, cash flows, and financial position.

GOVERNMENT REGULATION

As a direct-to-consumer marketing company we are subject to a variety of federal, state and local laws and regulations designed to protect consumers that govern certain of our marketing practices.

Federal legislation was signed into law, effective January 1, 2004, pre-empting all existing and pending state e-mail marketing legislation. The CAN-SPAM Act of 2003 requires that certain “opt-out” procedures, including, but not limited to, a functioning return e-mail address (and a time limit of ten (10) days to comply with all opt-out requests sent by consumers), be included in commercial e-mail marketing. The CAN-SPAM Act prohibits the sending of e-mail containing false, deceptive or misleading subject lines, routing information, headers and/or return address information. The CAN-SPAM Act does not permit consumers to file suit against e-mail marketers for violation of such Act. We believe that this may benefit us, as individuals will be more limited in their ability to file frivolous suits against us, as they have in the past. The Federal Trade Commission (“FTC”) is empowered by the CAN-SPAM Act to enact regulations that would implement certain provisions of the CAN-SPAM Act such as standardized subject line labeling, a “bounty” system to compensate consumers for being the first to report a spammer and a potential “do-not-spam registry.” Under its subject line labeling authority, the FTC has required sexually oriented material to include the warning “Sexually-Explicit.” On December 16, 2004, the FTC adopted rule provisions, effective March 28, 2005, to assist in determining whether the purpose of an e-mail is commercial. Only commercial and transactional messages are regulated by the CAN-SPAM Act. Generally, if the recipient of the e-mail would interpret the subject line or body of the e-mail to be primarily commercial, then the e-mail is subject to the CAN-SPAM Act and its implementing regulations. If any subsequent regulations are promulgated by the FTC that limit our ability to market our offers, we could potentially realize a material adverse impact in future fiscal period net revenue growth, and, therefore, profitability and cash flows could be adversely affected.

Under its rule-making authority, the Federal Communications Commission (“FCC”) in August 2004 adopted rules prohibiting sending of unsolicited commercial e-mails to wireless phones and pagers. To assist in compliance with the rules, the FCC published on February 7, 2005 a list of mail domain names associated with wireless devices. Senders were given thirty (30) days to come into compliance. Thereafter, it has become illegal to send unsolicited commercial e-mail to a domain address on the list unless the subscriber has given prior express authorization. The effect of these rules is to create a “double opt-in” requirement for each sender of mail (advertiser and publisher). The practical consequence of these requirements on senders of commercial e-mail is that conducting compliant campaigns will necessitate the suppression of the domains listed in the FCC’s list. In short, we, in order to comply with the latest regulations, are required to suppress the domains listed in the FCC’s list of wireless domains. Additionally, since domain suppression will now be required as a practical matter by law, any campaigns that have domain suppression lists will have those lists included with the regular e-mail suppression lists. Our Publishers will be required to suppress the domain lists associated with each campaign in the same manner that they already suppress the e-mail address lists. Although these new regulations do not have a material adverse impact on our current operations, there can be no assurance that they will not have a material adverse impact on our future operations.

Legislation has been passed at the state level (currently, only the California and Utah bills have been signed into law) and competing bills are pending at the federal level which are intended to regulate “spyware” and, to a limited extent, the use of “cookies”. “Spyware” has not been precisely defined in existing and pending legislation, but is generally considered to include software which is installed on consumers’ computers and designed to track consumers’ activities and collect and possibly disseminate information, including personally identifiable information, about those consumers without their knowledge and consent. We do not provide or use “spyware” in our marketing practices, but there is the risk that the definition of spyware may be broadly interpreted to include legitimate ad-serving software and/or cookie technology that is currently provided or used by us. Anti-spyware legislation has: 1) generally included a limited exemption for the use of cookies; and 2) focused on providing consumers with notification and the option to accept or decline the installation of spyware software. However, there can be no assurance that future legislation will not incorporate more burdensome standards by which the use of cookies will not be exempted and software downloading onto consumers’ computers will not be more strictly enforced. If more restrictive legislation is adopted, we may be required to develop new technology and/or methods to provide our services or discontinue services in some jurisdictions altogether.

At present, the laws and regulations governing the Internet remain largely unsettled, even in areas where there has been legislative and/or regulatory action. It is uncertain as to how long it will take to determine the extent to which existing laws including, but not limited to, those relating to intellectual property, advertising, sweepstakes and privacy, apply to the Internet and Internet marketing. Recently, however, growing public concern regarding privacy and the collection, distribution and use of Internet user information has led to increased federal and state scrutiny, as well as regulatory activity concerning data collection and associated use practices. The application of existing laws, the adoption or modification of laws or regulations in the future, together with increased regulatory scrutiny on issues such as advertising, sweepstakes, data collection and privacy, could materially and adversely affect our business, prospects, results of operations and financial condition and could potentially expose us and/or our clients to fines, litigation, cease and desist orders and civil and criminal liability.

TRANSACTIONS WITH MAJOR CUSTOMERS

Transactions with major customers and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) in our discussion of Critical

Accounting Policy and Accounting Estimate Discussion (immediately following (1) previously mentioned) and (3) under the heading “Transactions with Major Customers” in Note 2 to the Consolidated Financial Statements included herein.

SEGMENT INFORMATION

During the three month period ended February 28, 2005 and February 29, 2004, we generated revenue from the following segments: E-Commerce and LEC Billed Products. The E-Commerce segment currently represents the core of our business operations. Revenue in the E-commerce segment is generated primarily from marketing of third-party products and services on our websites, through email, and through our two recently acquired subsidiaries from search engine optimization services and from internet advertising agency revenue. The LEC Billed Products segment consists of our proprietary LEC billed products, marketed under the brands Click-Help, TXNet ISP and WorldWebAccess, Inc. These products were introduced during Fiscal 2003 and 2004.

Segment information is set forth in Note 6 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section included herein.

RESULTS OF OPERATIONS

The following is a discussion of our results of operations for the three month periods ended February 28, 2005 and February 29, 2004. It should be read in conjunction with our Form 10-K as filed for the year ended November 30, 2004, the notes thereto and other financial information included elsewhere in this report.

THREE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

Our net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three-month periods ended February 28, 2005 and February 29, 2004, are detailed in the following tables:

SEGMENT DATA—NET REVENUES, BY SEGMENT, BY COMPONENT

	Three Months Ended		Change	Change
	February 28,	February 29,	Inc(Dec)	Inc(Dec)
	2005	2004	$$$	%%%
E-Commerce components
iMatchUp.com dating sites	$1,933,514	$1,396,611	$536,903	38%
Web advertising	5,664,254	3,589,722	2,074,532	58%
Search Engine Marketing revenues	1,454,649	—	1,454,649	100%
Internet Advertising Agency Revenue	854,529		854,529	100%
Email marketing programs	2,149,409	1,401,321	748,088	53%
Data sales and rentals	388,936	359,411	29,525	8%
Sales of jewelry and gifts	24,779	100,855	(76,076)	–75%
Internet game development and other	454,861	198,781	256,080	129%
Total E-commerce	12,924,931	7,046,701	5,878,230	83%
LEC Billed Product components
Click-Help, WWA and TXNet LEC Products	350,885	123,593	227,292	184%
Total LEC Billed Products	350,885	123,593	227,292	184%
Total Consolidated Net Revenue	$13,275,816	$7,170,294	$6,105,522	85%

Net Revenue increased approximately $6.1 million, or 85%, to $13.3 million for the three months ended February 28, 2005, from $7.2 million in the prior year’s comparable period. The E-commerce segment’s core business grew organically, primarily driven by an expansion in our customer base, and accounted for approximately $3.6 million of the consolidated revenue increase. Supplementing the core E-commerce growth was $1.5 million in revenue earned from our July 1, 2004 SendTraffic acquisition and $0.8 million in revenue earned from our January 21, 2005 Hot Rocket acquisition. Both Search Engine revenue (SendTraffic) and sales of performance based on-line advertising space (Hot Rocket) are shown after intercompany eliminations. Additional increases in net revenue came from our LEC Billed Product segment, which increased $0.2 million, to $0.3 million resulting from decreased cancellation rates on our mature customer base.

Our cost of sales during the three months ended February 28, 2005 and February 29, 2004 were comprised of (1) direct and indirect marketing costs associated with the acquisition and retention of consumers for our marketing programs, including direct response email marketing costs, website registrations, customer profiles, other customer acquisition costs (such as outbound telemarketing), search engine marketing costs, promotional and creative costs, and premium fulfillment costs, and (2) the related contingent-based sweepstakes indemnification expense, billing and collection fees and customer service costs.

Our cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three-month periods ended February 28, 2005 and February 29, 2004, are set forth below:

	Three Months Ended		Change	Change
	February 28,	February 29,	Inc(Dec)	Inc(Dec)
	2005	2004	$$$	%%%
E-commerce
Advertising, promotion and fulfillment costs
Email marketing and related delivery costs	$1,197,837	$874,691	$323,146	37%
Website registrations, customer profiles, search and all other related customer acquisition costs	6,418,430	2,502,548	3,915,882	156%
Promotional, creative and other costs	98,784	56,232	42,552	76%
Purchases of on-line advertising space	463,784	—	463,784	100%
Total E-commerce Advertising	$8,178,835	$3,433,471	$4,745,364	138%
Service Bureau fees
Contingent based prize indemnification costs	$60,455	$62,513	(2,058)	–3%
Total E-commerce Cost of Sales	$8,239,290	$3,495,984	$4,743,306	136%
LEC Billed Products
Service Bureau fees
Service provision, billing and collection fees	$175,080	$309,970	(134,890)	–44%
Total LEC Billed Product Cost of Sales	$175,080	$309,970	$(134,890)	–44%
Consolidated Cost of Sales	$8,414,370	$3,805,954	$4,608,416	121%

Cost of sales on a consolidated basis increased $4.6 million, or 121%, to $8.4 million for the three months ended February 28, 2005 from $3.8 million in the comparable prior year period.

The primary factor contributing to the increase in consolidated costs of sales was related to a net increase of approximately $4.7 million in costs incurred by our E-commerce segment in the generation of its increased revenues. The E-commerce segment recognized an increase of $3.9 million, or 156% in its media purchases, which include website registrations, customer profiles, search engine costs and all other on-line customer procurement costs. The specific increase in search engine marketing costs amounted to approximately $1.1 million, and did not have a comparable cost in the prior year’s fiscal period. During the three months ended February 28, 2005 cost of revenue also included approximately $0.5 million in direct purchases of on-line advertising space, which is resold on a performance return basis by our Hot Rocket subsidiary, which was acquired on January 21, 2005.

Additionally, the E-commerce segment increase in the cost of sales from our core revenue generating activities resulted from an increase of $0.3 million, or 37%, in email marketing costs (which includes certain operating costs necessary to handle the email operations business of our Infiknowledge subsidiary) to promote the segment’s revenue generating opportunities directly related to email promotions and to cause potential (as well as repeat) customers to visit the Company’s websites, and, once there, to register and become customer profiles available to be marketed in current and future fiscal periods. See “—Consolidated Gross Profit, by Segment” for a discussion of anticipated future revenue recognition as a result of current period costs incurred.

The cost of sales related to our LEC Billed Product segment declined approximately $0.1 million, or 44%, when compared to the prior year’s comparable period. LEC costs are principally comprised of billing, collection and customer service costs. We terminated our marketing efforts during the fourth quarter of Fiscal 2004 regarding the acquisition of new LEC segment customers, which is the reason for the comparative period decline in LEC Billed Product segment cost of revenues.

Our gross profit in terms of dollars, on a segmental basis, and our gross profit percentage, on a segmental basis, for each of the three-month periods ended February 28, 2005 and February 29, 2004, are set forth below:

CONSOLIDATED GROSS PROFIT, BY SEGMENT

	Three Months Ended		Change	Change
	February 28,	February 29,	inc(dec)	inc(dec)
	2005	2004	$$$	%%%
E-commerce	$4,685,641	$3,550,717	$1,134,924	32%
LEC Billed Products	175,805	(186,377)	362,182	100%
CONSOLIDATED TOTALS	$4,861,446	$3,364,340	$1,497,106	44%

CONSOLIDATED GROSS PROFIT PERCENTAGES, BY SEGMENT

			Absolute	Relative
	Three Months Ended		percentage	percentage
	February 28,	February 29,	change	change
	2005	2004	inc(dec)	inc(dec)
E-commerce	36.3%	50.4%	–14.1%	–28.1%
LEC Billed Products	50.1%	–150.8%	200.9%	100.0%
CONSOLIDATED GROSS PROFIT PERCENTAGE	36.6%	46.9%	–10.3%	–21.9%

Consolidated Gross Profit (“Gross Margin”) as a percentage of net revenue was 36.6% during the three months ended February 28, 2005, compared to 46.9% in the prior year’s comparable period, representing an absolute percentage point decrease of 10.3%, or a 21.9% decrease on a relative basis.

The decline in gross profit percentage is primarily attributable to three factors: (1) increased website registration, customer profile, search engine marketing and other third party online customer acquisition costs for our websites, with all such costs being charged to operations when incurred; (2) our shift in resource allocation in response to regulatory changes whereby we migrated a portion of our marketing efforts from higher margin email revenue to lower margin site based revenue; and (3) the gross profit contribution from our SendTraffic subsidiary (resulting from our June 30, 2004 asset acquisition) during the three months ended February 28, 2005, which was approximately 21% (after consolidation and inter-company profit eliminations), and was significantly less than the historically recognized gross profit of our core business. Additionally, the impact on gross profit from our iMatchUp.com dating sites results from our expensing of customer acquisition costs during the period we acquire a free iMatchUp.com membership account, while the recognition of the revenue is dependent upon whether or not the free account converts to a paying membership. The period that a free account may convert to a billable account ranges from one week after acquisition, to as long as two years, and longer, after its initial month of acquisition, based on available historical conversion to billable experience. Therefore, predicated on stabilized acquisition costs in future fiscal periods, we expect that the future conversions of free membership acquisitions to billable members, as well as anticipated renewal revenues from such acquired customers, should allow us to report improved gross profit margins attributable to such memberships in our E-commerce segment in future fiscal periods.

Our Selling Expenses for each of the three months ended February 28, 2005 and February 29, 2004 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Segment Data—Consolidated Selling Expenses, by Segment, by Component

	Three Months Ended		Change—	Change—
	February 28,	February 29,	inc(dec)	inc(dec)
	2005	2004	$$$	%%%
E-commerce
Fee share commissions	$467,921	$213,097	$254,824	120%
Selling salaries and related expenses	316,141	201,966	114,175	57%
Travel and entertainment	33,113	32,867	246	1%
TOTAL Selling—E-commerce segment	$817,175	$447,930	$369,245	82%
Consolidated Totals	$817,175	$447,930	$369,245	82%

Selling expenses, on a consolidated basis, increased approximately $0.4 million, or 82%, to $0.8 million during the three months ended February 28, 2005 from $0.4 million during the three months ended February 29, 2004. The increase resulted from (a) an approximate $0.3 million increase in fee share commissions and correlates to our increased email revenue and the related use of third-party databases in our email marketing programs to produce a portion of such revenue (we are the primary obligor to the list owner and bear the responsibility of payment to the list owner regardless of whether our client pays us), and (b) an approximate $0.1 million increase in selling salaries, with such increase relating partially to the expansion of our sales force, coupled with increased sales commission expense resulting from our increased revenue earned during the three months ended February 28, 2005 when compared to the three months ended February 29, 2004.

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

Our General and Administrative Expenses for the three months ended February 28, 2005 and February 29, 2004 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Consolidated General and Administrative Expenses, by segment, by component

	Three Months Ended		Change—	Change—
	February 28,	February 29,	inc(dec)	inc(dec)
	2005	2004	$$$	%%%
E-commerce
Compensation costs and related expenses	$1,507,296	$893,099	$614,197	69%
Professional fees	179,170	220,613	(41,443)	–19%
Insurance costs	117,525	141,759	(24,234)	–17%
Occupancy and equipment costs	100,755	40,993	59,762	146%
Site development, maintenance and modifications	341,308	352,782	(11,474)	–3%
All other G&A expenses	473,232	213,487	259,745	122%
TOTAL G&A—E-commerce segment	2,719,286	1,862,733	856,553	46%
LEC Billed Products and Services
Compensation costs and related expenses	14,313	56,563	(42,250)	–75%
Insurance costs	5,718	17,888	(12,170)	–68%
Occupancy and equipment costs	2,332	13,934	(11,602)	–83%
All other G&A expenses	2,784	6,116	(3,332)	–54%
TOTAL G&A—LEC segment	25,147	94,501	(69,354)	–73%
Corporate
Compensation costs and related expenses	485,943	499,740	(13,797)	–3%
Professional fees	280,164	160,993	119,171	74%
Insurance costs	114,278	125,410	(11,132)	–9%
All other G&A expenses	136,427	116,200	20,227	17%
TOTAL G&A—Corporate	1,016,812	902,343	114,469	13%
Consolidated Totals	$3,761,245	$2,859,577	$901,668	32%

General and Administrative expenses (“G&A”) on a consolidated basis increased approximately $0.9 million, or 32%, when comparing G&A of $3.8 million for the three months ended February 28, 2005 to G&A of $2.9 million incurred during the three months ended February 29, 2004. The net increase was attributable to an increase in E-commerce segment ($0.9 million) and Corporate ($0.1 million), offset by a decline in the LEC segment of ($0.1 million). The significant increase in E-commerce expenses was attributable to the operating overhead incurred from the Company’s two recently acquired subsidiaries; in combination such subsidiaries overhead amounted to approximately $0.8 million during the three months ended February 28, 2005. Neither subsidiary had been organized during the prior year’s comparable period. Specifically, during the three months ended February 28, 2005 the subsidiaries combined compensation costs and related expenses amounted to approximately $0.5 million. This was 87% of the total $0.6 million increase in E-commerce compensations costs, with the balance of the increase attributable to an increase in core compensation expense. The subsidiaries also contributed to overhead as follows: office rent and related office expense of approximately $55,000 and other G&A of approximately $0.2 million. Included in the other G&A was the Send Traffic Fiscal 2004 acquisition current quarter’s amortization expense of approximately $108,000, and the current quarter’s Hot Rocket acquisition amortization expense of approximately $49,000.

Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. We incurred approximately $245,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended February 28, 2005, of which $156,000 was expensed, and $87,000 was capitalized in the Hot Rocket acquisition. We incurred approximately $102,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended February 29, 2004.

Consolidated Bad Debt Expense, by segment

	For the periods:
	Three Months Ended		CHANGE—	CHANGE—
	February 28,	February 29,	INC(DEC)	INC(DEC)
For the periods:	2005	2004	$$$	%%%
E-commerce	85,225	(46,457)	$131,682	-283%
Consolidated Totals	$85,225	$(46,457)	$131,682	-283%

Bad Debt expense increased approximately $0.1 million, or 283%, from bad debt recapture of $46,457 in the three months ended February 29, 2004 to bad debt expense of $85,225 in the three months ended February 28, 2005. The current quarter’s bad debt expense is attributable to two specific customers. Our allowance for bad debts results from our assessment of the risk of collection embedded in our customer base as described below.

We continuously evaluate the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition or bankruptcy filings of our customers. As a result of this review process, we record adjustments to bad debt provisions/(recaptures) to reflect the related receivables’ carrying amount to amounts that estimate their probable realizable value. Provisions for bad debts are also recorded resulting from the review of other factors, including (a) length of time the receivables are past due, and (b)historical experience and other factors obtained during collection efforts. If circumstances related to specific customers change, our estimates for bad debt provision/(recaptures) could be further increased or decreased in future fiscal periods.

OTHER INCOME (EXPENSE)

The components of our “Other income (expense)” are set forth below:

	Three Months Ended		change	change
	February 28,	February 29,	inc(dec)	inc(dec)
	2005	2004	$$$	%%%
Other income (expense):
Interest income and dividends	$187,823	$108,732	$79,091	73%
Realized gains on sale of marketable securities	585,268	11,023	574,245	5210%
Realized gain on sale of subsidiary	195,000	195,000	—	0%
Other non-operating income:
Other miscellaneous income(expense)	(39)	16,335	(16,374)	100%
Foreign Currency Exchange Rate Fees and interest	(8,671)	(4,323)	(4,348)	100%
Reduction of prior year’s LEC reserve	—	34,181	(34,181)	100%
Minority interest (income) loss	(97,645)	—	(97,645)	100%
Total Consolidated Other Income (Expense)	$861,736	$360,948	500,788	139%

Consolidated Other Income (Expense) increased approximately $501,000, from approximately $361,000 for the three months ended February 29, 2004, to approximately $862,000 for the three months ended February 28, 2005.

The material factors contributing to the net increase as set forth in the above table are as follows:

(a)          Realized gains on the sale of marketable securities increased by $574,000 over the prior year’s comparable three month period. This resulted from our decision to recognize unrealized capital gains on our equity security portfolio enabling us to utilize the federal tax benefit of capital loss carryforwards.

(b)         Interest income increased approximately $79,000 as the result of increased interest rates earned on our short-term investments.

Minority Interest

On January 12, 2005, the Company entered into an agreement with Madacy Entertainment, through a newly created partnership, EZ Tracks ULC, to market and promote EZ Tracks.com, the Company’s new web destination consisting of approximately 30,000 downloadable songs covering a wide array of musical genres. The Company through a wholly owned subsidiary owns 50.5% of the partnership and will be responsible for managing the operations of the business, including generating traffic to the website as well as selling advertising on the site. Madacy Entertainment, through its own subsidiary owns 49.5% and will provide its inventory of music and an extensive library of music licensed from other parties, Madacy will have limited involvement with certain aspects of operations. The results of operations for the quarter ended February 28, 2005 include the fully consolidated results of EZ Tracks ULC with minority interest established to reflect Madacy’s ownership share of the subsidiaries operating results for the period January 12, 2005 to February 28, 2005.

The following table summarizes the results of EZ Tracks for the quarter included in the Company’s consolidated results:

Net Revenues	$740,122
Cost of Sales	538,542
Gross Profit	201,580
General & Administrative Expenses	4,317
Net Income	$197,262	(1)
Minority Interest	$97,645	(2)

(1)   All items included in the Company’s E-Commerce segment

(2)   Represents Madacy Entertainment’s 49.5% minority interest

PROVISION FOR INCOME TAXES

Quarterly income taxes are calculated in accordance with the interim financial reporting requirements as set forth in the Accounting Principal Board’s Opinion 28. Such Opinion considers interim quarterly periods as an integral part of the annual period, with interim quarterly tax periods reflecting the estimated annual effective tax rate. We believe that we have adequately provided for tax-related matters. We are subject to examination by taxing authorities in various jurisdictions. Management considers it unlikely that resolution of any open audits would have a material adverse effect upon our consolidated financial statements.

The results for the three months ended February 28, 2005 include a tax expense of approximately $436,000 on pre-tax income of $1,059,537. The effective rate relationship of 41.2% differs slightly from our historically recognized effective tax rate of approximately 39%. A portion of the effective tax rate variance is attributable to tax benefits recognized during the three months ended February 28, 2005, from the use of approximately $0.2 million in previously devalued capital loss carryover deferred tax assets. Such devalued capital loss deferred tax assets were utilized in the three months ended February 28, 2005 to offset the tax expense on the current period’s capital gain income related to realized gains on a prior year subsidiary sale of approximately $0.2 million. The balance of the rate reconciliation is attributable to other permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2005, we had aggregate working capital of $33.0 million compared to aggregate working capital of $34.6 million as of November 30, 2004. We had available cash, cash equivalents, equities and readily available marketable debt securities of $33.3 million as of February 28, 2005, compared to available cash, cash equivalents, equities and readily available marketable debt securities of $35.8 million as of November 30, 2004. The equity component of our marketable securities was $1.7 million at February 28, 2005, compared to $1.8 million at November 30, 2004.

Cash used in operating activities was approximately $0.4 million for the three months ended February 28, 2005, compared to approximately $0.8 million in cash provided by operating activities in the three months ended February 29, 2004, representing an approximate $1.2 million decrease in cash provided by operating activities. The primary factor giving rise to the increase in cash provided by operating activities relates to changes in assets and liabilities of business whereby such changes for the three months ended February 28, 2005 absorbed approximately $1.4 million more in cash than in the prior comparable period. The significant absorption of cash was attributable to an increase in accounts receivable of approximately $1.8 million (see “day-sales-outstanding” below”) partially offset by an increase in accounts payable of approximately $0.7 million.

Cash used in investing activities was approximately $0.9 million during the three months ended February 28, 2005, compared to $0.2 million provided by financing activities during the prior year’s comparable quarter. The primary use of cash in investing activities in the three months ended February 28, 2005, related to net cash of approximately $2.8 million expended in the Hot Rocket asset acquisition on January 21, 2005. This was partially offset by net proceeds from purchase and sales of securities providing cash of approximately $1.8 million.

Cash provided by financing activities was approximately $0.5 million for the three months ended February 28, 2005, compared to $0.9 million used by financing activities for the three months ended February 29, 2004. Proceeds from stock option exercises were $0.5 million for the quarter ended February 28, 2005 compared to $0.2 million collected during the comparable prior year period, offset by dividend payments of $1.0 million in the prior year.

Our days-sales-outstanding (“DSO”) in accounts receivable at February 28, 2005 was 44 days, compared to 42 days at November 30, 2004, 55 days at August 31, 2004, and 60 days at May 31, 2004. The two day increase in the current quarter’s DSO compared to the fourth quarter of the prior fiscal year relates to the increases in E-commerce accounts receivable, based on newly acquired subsidiaries and increased core operations, offset by reductions in the LEC Billed Product segment accounts receivable, when comparing February 28, 2005 combined accounts receivable of $6.5 million, with accounts receivable at November 30, 2004 of approximately $4.7 million. Our DSO may rise above 44 days in future fiscal periods as a result of our client mix or other potential factors not currently identifiable.

The majority of our customers are extended 30-day credit terms. In limited instances, customer credit is extended to ranges approximating 90 days. Our LEC Billed Products segment collection cycle is a function of the terms of the billing and collection agreements governing such activity, which collection cycles can exceed 90 days. We continually monitor customer adherence to credit terms and constantly strive to improve the effectiveness of our collection efforts with the goal of achieving a DSO in the 40-day range. Future fiscal periods might not reflect this goal of a 40-day DSO, and might exceed the 44-day DSO recognized in the three-month period ended February 28, 2005.

Historically, our primary cash requirements have been used to fund the cost of advertising and promotion and test-marketing new products, services and promotions, with additional funds having been used in the purchasing of equipment and services in connection with the commencement of new business lines, further development of businesses being test marketed and for the development of the equipment infrastructure of subsidiaries.

In Fiscal 2000, we executed our on-line direct marketing strategy. Our future plans and business strategy may continue to call for our Internet-based E-commerce segment to be our primary operating focus with such segment generating the material portion of our revenues for the three month period ended February 28, 2005. In Fiscal 2002 and 2003, we expended approximately $1.9 and $1.5 million, respectively, for capital expenditures to support our E-commerce business. In Fiscal 2004, capital expenditures declined to approximately $141,000 as a result of the prior two year of capital expenditures, which yielded excess capacity. For the three months ended February 28, 2005, capital expenditures totaled approximately $48,000. We believe that our current infrastructure is adequate to support our E-commerce growth plan, and therefore do not contemplate significant capital expenditure requirements in the near future.

We may, in future fiscal periods, be required to invest significant amounts of capital into our business. If our operations fail to generate sufficient revenue, we could realize a material adverse impact on our capital and liquidity resources resulting from expenditures necessary to generate such revenue, including, but not limited to, expenditures for (a) marketing campaigns, including media costs and other costs of customer acquisition information, (b) product development costs, (c) site development and maintenance and related technology based costs, (d) potential on-line, and/or off-line, business acquisitions, (e) costs associated with developing alternative means of email promotion delivery, or (f) other unexpected and/or currently unidentifiable costs.

On January 21, 2005, we acquired the intangible assets of Hot Rocket, a privately-held on-line media and marketing agency. The purchase price was approximately $3.5 million, comprised of $0.7 million in shares of our common stock (or 113,821 shares) and $2.8 million in cash. In addition, we agreed to pay Hot Rocket a contingent purchase price of up to $12.5 million upon the generation of certain EBITDA thresholds over the four year period following the closing.

On June 30, 2004, we consummated the acquisition of the assets of SendTraffic.com, Inc. (“Send”) and its affiliated entity, The Traffic Group, LLC, privately held search engine marketing companies based in New York. The initial purchase price was for approximately $5.0 million, comprised of $3.5 million in cash and 233,941 shares of Traffix common stock. The asset acquisition agreement calls for contingent earn-out payments based on the post closing attainment of certain earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds during the thirty-six month period following the transaction.

Additionally, Send Traffic warranted that certain financial information contained in its unaudited June 30, 2004 balance sheet, which was used to determine the original purchase price, was accurate, and if such financial information ultimately proved post-closing to have been inaccurate, Send Traffic would return to the Company any shortfall. In order to ensure compliance with such warranty, the Company retained in escrow $250,000 of the purchase price. On November 24, 2004, the Company signed an Adjustment Agreement with the principals of Send Traffic regarding the final determination of the June 30, 2004 balance sheet. In accordance with the Adjustment Agreement’s “Cash Adjustment” clause, the Company received $300,000 in cash from the Send Traffic principals, $250,000 of which came from the escrow withheld at closing, and an additional $50,000 of which was received on November 30, 2004. Additionally, under the Adjustment Agreement’s “Share Adjustment” clause, the Send Traffic principals returned 57,142 shares to the Company, which served to reduce the total shares issued in the asset acquisition to 176,799 shares, as compared to the original issuance of 233,941 shares.

On April 1, 2004, we announced that we had acquired an exclusive license for an operating platform created by LiveOnTheNet.com, Inc., a privately held company. We had announced in February 2004 that we had entered into an agreement to acquire all of the assets of such entity, but the asset acquisition plans were discarded in favor of a license agreement resulting from our final stages of due diligence. The license agreement called for a total payment of $200,000. A down payment of $35,000 and the initial $15,000 installment was made at the time of signing the license, and installments of $15,000 were required on the ten monthly anniversary dates following the signing. As of February 28, 2005, all installments have been made in accordance with the terms of the license agreement.

In March 2003, we sold our 51% majority-owned subsidiary, Montvale Management LLC (“Montvale”), to Mortgage Industry Consultants, LLC (“MIC”) for $1.6 million, plus our investment. We had obtained our 51% interest in September 1999 through an initial investment of approximately $50,000. The terms of the agreement included an initial payment of $1 million (received in March 2003) followed by an additional $600,000 to be paid in 24 monthly installments of $25,000 each. As of February 28, 2005, all required installments were received and recorded as realized gain on sale of subsidiary.

In May 2003, we received approximately $299,000, representing our GAAP basis capital account in such majority-owned subsidiary as at November 30, 2002, pursuant to the terms of the agreement. We also entered into a two-year Media Purchase Agreement whereby we agreed to provide certain media lead generation and related services to the continuing owners of Montvale for consideration of $40,000 per month over the term of the agreement. As of February 28, 2005, we have collected all of the requisite payments specified under the agreement.

In the fiscal year ended November 30, 1999, the adoption of our Internet business plan and strategy prompted us to terminate the marketing of our legacy products and services, which were active at that time. Accordingly, this legacy activity has contributed, in a significantly decreasing degree, to our cash flows and results of operations for the three-year fiscal period, December 1, 1999 to November 30, 2002, and did not contribute at all to the operations of Fiscal 2004 and the first three months of Fiscal 2005. This should be considered when using our historical results in evaluating future operations, cash flows and financial position. Nevertheless, we will continue to explore opportunities to offer other Off-line marketing services, and expect to continue the expansion of our activities within our LEC Billed Products segment.

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

Additionally, as we seek to further extend our reach into the E-commerce and LEC Billed Product arenas, as well as identifying new and other consumer oriented products and services in the off-line arena, we may use existing cash reserves, enter into long-term financing arrangements, acquire the assets of privately-held companies, or employ other means to finance such diversification, none of which is specifically identifiable or measurable at this time.

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

A summary table of future contractual commitments, for future minimum lease payments under non-cancelable operating leases and employment contracts, and other contractually binding agreements, as of February 28, 2005, are set forth below:

					Total Contractual Obligations
	Operating Leases		Employment agreements		Other
	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic	Foreign
2005	387,110	33,892	2,226,082	302,470	45,000	2,658,192	336,362
2006	262,277	—	1,707,259	317,222	—	1,969,536	317,222
2007	48,695	—	1,551,490	4,011	—	1,600,185	4,011
2008	50,156	—	661,410	—	—	711,566	—
2009	16,883	—	460,453	—	—	477,336	—
Thereafter			24,268	—	—	24,268	—
	$765,121	$33,892	$6,630,962	$623,703	$45,000	$7,441,083	$657,595

RELATED PARTIES

Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. FKIWSBR legal services are billed on an arms length transaction basis. We incurred approximately $245,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended February 28, 2005, of which $156,000 was expensed, and $87,000 was capitalized in the Hot Rocket acquisition. We incurred approximately $102,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended February 29, 2004.

CRITICAL ACCOUNTING POLICY AND ACCOUNTING ESTIMATE DISCUSSION

In accordance with the Commission’s Release Nos. 33-8040 and 34-45149 and FR-60 issued in December 2001, referencing the Commission’s statement “regarding the selection and disclosure by public companies of critical accounting policies and practices”, we have set forth below what we believe to be the most pervasive accounting policies and estimates that could have a material effect on our Company’s results of operations and cash flows, if general business conditions or individual customer financial circumstances change in an adverse way relative to the policies and estimates used in the attached financial statements or in any “forward looking” statements contained herewith.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Our most significant estimates relate to the accruals for fulfillment redemptions, reserves for uncollectible receivables, reserves for data qualification allowances, recoverability of long-lived assets, and the realizability of deferred tax assets. Additionally, we have potential exposure resulting from pending and/or threatened litigation for which we currently assess no risk and do not provide for loss. No provision for loss has been recorded for the potential of currently unknown actions naming us as defendant in future fiscal periods. Actual results could differ from our estimates.

FACTORS THAT COULD AFFECT FUTURE RESULTS

Historically High Levels of Volatility in Revenue and Cost Trends

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

Should the Internet operating landscape change resulting in (a) higher costs of acquiring consumer data and registered users for our websites; (b) higher costs of acquiring data for our marketing partners, compromising such marketing partners’ ability to maintain adequate sized databases to allow for continued

third-party database use agreements; (c) the InfiKnowledge asset acquisition failing to maintain a lower cost of our email delivery activities and web development and web hosting service costs as compared to our competitors, or us being required to depend on third-party emailing service bureaus, to a degree higher, and/or at a cost in excess of our anticipated internally-generated costs, than that currently utilized during the three months ended February 28, 2005, or other currently unknown third party influences on our ability to deliver email messages to the records in our databases, or the records in our marketing affiliates’ databases; (d) our contingent-based prize indemnification premiums for indemnification coverage increasing due to an increase in the number of prize winners at the sites, or as a result of the insurance industry in general, or other currently unknown factors; (e) our accruals for fulfillment obligations arising out of promotions proving to be less than the actual redemptions processed in subsequent fiscal periods; or (f) unpredictable technology changes or commercial technology applications; then, if any one, or a combination, of the above factors were to materialize we could suffer material deterioration in future fiscal period revenue growth and gross margins and, therefore, our profitability, cash flows and capital resources could be materially adversely affected.

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

Major Customers and Disposition of Majority-owned Subsidiary

During the three month period ended February 28, 2005, we had nine customers in our E-commerce segment accounting for approximately $3.8 million or 28.5% of consolidated net revenues and approximately $2.8 million, or 43% of consolidated net accounts receivable as of February 28, 2005. The nine customers accounted for 7.9%, 3.3%, 3.0%, 2.7%, 2.6%, 2.6%, 2.3%, 2.3% and 2.0% of consolidated net revenue for that three month period.

During the three month period ended February 29, 2004, we had nine customers in our E-commerce segment accounting for approximately $3.2 million or 44.4% of consolidated net revenue and approximately $2.3 million or 55% of consolidated net accounts receivable as of February 29, 2004. The nine customers accounted for 13.5%, 8.8%, 4.8%, 4.8%, 4.0%, 2.3%, 2.0%, 2.0% and 2.0% of consolidated net revenue for that three month period.

Regarding the balance of our customer base, no single customer had net revenues that equaled or exceeded 2.0% of consolidated net revenues for the three month period ended February 28, 2005 or for the three month period ended February 29, 2004. During the year ended November 30, 2003, our business model caused us to move away from significant single, or material multiple, customer reliance, and therefore minimized the risk regarding singular customer loss.

In the three months ended February 28, 2005, 17.2% of our revenue was derived from our proprietary products: 14.6% from iMatchUp.com, our online dating sites, and 2.6% from our LEC Billed Product segment’s proprietary products.

Impairment of Goodwill, Other Intangibles and investment Portfolio Could Impact net Income

We carry goodwill and other identifiable intangibles on our balance sheet arising from current and prior-year acquisitions. We are required to review, at least annually goodwill for any asset impairment. If the review of the goodwill related to the subsidiaries organized to acquire such assets determines that such goodwill is impaired, then we will be required to recognize an impairment charge on such goodwill necessary to reduce the carrying value of the goodwill to its net realizable value. Should events occur that would give rise to such impairment charge, we would recognize decreased profitability to the extent of such adjustment. Cash flows would not be directly affected by the impairment charge, but cash flows would, most likely, be adversely affected as a result of the facts and circumstances that created the impairment charge.

Market Fluctuation and Debt Repayment Risk of Marketable Securities Investment Portfolio

We maintain an investment portfolio that is managed by prominent financial institutions. The portfolio includes high-grade corporate commercial paper and auction rate securities, and common stock equities, all of which are held for varying periods of time, pursuant to maturity dates, market conditions and other factors. The fair value of our investments in the common stock of publicly traded companies as of February 28, 2005 amounted to approximately $1.7 million. These investments are subject to market price volatility, in addition to the potential for business failure at the company level. Moreover, due to the economic downturn and difficulties that may be faced by some of the companies in which we have investments, our investment portfolio could be further impaired by the failure of such companies to fulfill their responsibility of adhering to the repayment of principal upon maturity. Additionally, our cash flows and interest income could be negatively impacted by Federal Reserve Bank interest rate reductions, if any.

Item 4.                        Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report, have concluded that as of that date, our disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II

OTHER INFORMATION

Item 1.                        Legal Proceedings

We are subject to legal proceedings, lawsuits and other claims, brought by: (1) consumers of our products and services; (2) our clients; (3) consumers of our clients’ products and services; and (4) others bringing claims that arise in the normal course of our business. Legal proceedings are subject to numerous uncertainties rendering the prediction of their outcome difficult. As a result of such uncertainty, we are unable to estimate the ultimate outcome of any of the subsequently mentioned claims, and, accordingly, no provision for loss has been recorded. We believe that individually, and in the aggregate, the ultimate settlement of the subsequently mentioned claims should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Plasmanet

On November 21, 2002, Plasmanet, Inc., one of our competitors, commenced an action alleging patent infringement and misappropriation of trade secrets entitled Plasmanet, Inc. v. Apax Partners, Inc., et al., Case No. 02 Civ 9290 (S.D.N.Y.). The complaint sought injunctive relief and unspecified money damages. We asserted counterclaims, inter alia, to declare Plasmanet’s patent invalid. In December 2003, the complaint was dismissed with prejudice with respect to Plasmanet’s patent infringement claim and our counterclaims, and without prejudice with respect to the misappropriation of trade secrets claim. Such misappropriation claim was reasserted by Plasmanet in New York court (Sup. Ct. N.Y. Co., January 27, 2004, Index No. 60021-04). We filed a motion to dismiss this claim which the court granted. Judgment was entered dismissing the state law claims and the period in which to appeal has expired such that the action has been concluded.

Qwest

Qwest Communications, Inc. notified us of an indemnification claim relating to a class action filed against Qwest in Minnesota, Bindner v. LCI International Telecom Corp. et al., District Court of Minnesota, County of Sibley, Case No. C0-00-242 (the “Class Action”). In that action, plaintiffs claimed that from September 1998 to July 1999, they were misled when they were solicited to change their long distance carrier to Qwest. They asserted that they were not told that they would have to stay at certain hotels and pay their regular rates as part of a promotion involving free airline tickets. We introduced the promotion (“Fly Free America”) to Qwest, and were retained by Qwest to operate the telemarketing campaign pursuant to our Agreement. In or about May 2000, we and Qwest entered into an agreement terminating the Agreement and settling the amount due us (the “May 2000 Agreement”). The Agreement and the May 2000 Agreement contain language that Qwest claims obligates us to indemnify Qwest for the losses it sustained by reason of this class action. We maintain that we have no liability in the matter.

Fraud claims in the class action were dismissed, leaving breach of contract and false advertising claims. The court certified the class and Qwest, without our consent, agreed to settle the Class Action. The court approved the settlement agreement, stated that there was no finding of any liability against Qwest, and approved the attorneys’ fees for plaintiffs’ counsel. No appeal was taken so that the Class Action has been concluded.

In November 2002, we commenced an arbitration against Qwest to recover certain amounts held in escrow that were due us pursuant to the May 2000 Agreement. In December 2002, Qwest filed counterclaims in the arbitration relating to the Fly Free America program. Qwest asserts that in connection with the Class Action, we must indemnify it for $3.4 million in Qwest attorneys’ fees; $600,000 in fees for counsel to the plaintiffs in the Class Action; and $500,000 in settlement payments to

Class members. Qwest also seeks reimbursement of approximately $3.1 million it paid us pursuant to the May 2000 Agreement. Initially Qwest also sought to recover approximately $1.5 million of fines and penalties it claimed it paid to various attorneys general; Qwest has now withdrawn that claim.

A panel of arbitrators was appointed in December 2003. The panel established a schedule for substantive motions and for hearings in June 2004. The arbitrators also provided for exchanges of information in the arbitration subject to Qwest’s right to seek to prevent such exchanges. Qwest moved to prevent exchanges of information and this application was granted. Qwest moved for summary judgment with respect to its indemnification counterclaim. That motion was denied. We believe that there is no merit to Qwest’s counterclaims and intend vigorously to defend against them, as well as to pursue our claims for payments due to us under the May 2000 Agreement. The arbitration hearing has been scheduled for the week of June 20, 2005.

Columbia House/Rydel

In or about August 2002, Columbia House, one of our clients, notified us of an indemnification claim relating to a class action filed against Columbia House, among others, in Illinois, Rydel v. Comtrad Industries, Inc. et al., Circuit Court of Cook County, Illinois, No. 02 CH 13269. In that action, plaintiff claims to have received unsolicited commercial e-mail from, among others, Columbia House, in violation of Illinois law, and asserts two basic claims against Columbia House, one for violation of Illinois’ Consumers Fraud Statute, the second for violation of Illinois’ Electronic Mail Act. Columbia House advised us that it believes that the email in question was not approved by Columbia House when it was sent, and asserted a claim for indemnification against us pursuant to our contract. We and Columbia House agreed to defer resolution of the indemnification claim (and reserved each of our respective rights). Columbia House is defending against the class action. Its motion to dismiss was granted as to the Consumer Fraud claim, but denied as to the Electronic Mail Act claim. The plaintiff has appealed the partial dismissal.

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

In late 2004, the appellate court affirmed the decision below, so that the claim against us is dismissed; the Consumer Fraud claim against Columbia House is dismissed; and the Electronic Mail Act claim against Columbia House remains. The plaintiff has asked the appellate court to reconsider its decision and all parties await a ruling. We believe that there is no merit to plaintiff’s claims, and, in the event the dismissal of the claim against us is reversed, we intend to vigorously defend against it.

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

TRAFFIX, INC.
	By:	/s/ JEFFREY L. SCHWARTZ
Jeffrey L. Schwartz
Chairman and CEO Chairman and CEO
Date: April 14, 2005	(Principal Executive Officer)
	By:	/s/ DANIEL HARVEY
Daniel Harvey
Chief Financial Officer
Date: April 14, 2005	(Principal Financial Officer)

Exhibit Index

Exhibit Number
3.1.1	Articles of Incorporation of the Company, as amended.(1)
3.1.2	Amendment to the Articles of Incorporation of the Company.(2)
3.2	By-Laws of the Company.(3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*

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