Form 10-Q
period 2005-05-31
TRAFFIX INC
filed 2005-07-15
CIK 1000297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

Yes   ☐   No   ☒

The number of shares outstanding of the Registrant’s common stock is 14,100,907 (as of 07/14/05).

TRAFFIX, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

QUARTER ENDED MAY 31, 2005

ITEMS IN FORM 10-Q

Part I	Financial Information

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures	83

Part II	Other Information	85

Item 1.	Legal Proceedings	85

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits	88

Signatures

FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  When used herein, words like “intend”, “anticipate”, “believe”, “estimate”, “plan”, or “expect”, as they relate to us, are intended to identify forward-looking statements.  We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us in the date of this Quarterly Report, but no assurances can be given that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning.  We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	November 30,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,283,691	$7,553,285
Marketable securities	23,354,021	28,251,348
Accounts receivable, trade, net of allowance for doubtful accounts of $840,367 at May 31, 2005 and $691,229 at November 30, 2004	9,498,405	4,744,220
Deferred income taxes	982,195	1,206,096
Prepaid expenses and other current assets	689,253	923,069
Total current assets	41,807,565	42,678,018
Property and equipment, net	2,087,874	2,381,364
Goodwill	6,333,770	4,231,054
Other intangibles, net	3,226,810	2,371,411
Deferred income taxes	296,663	296,663
Total assets	$53,752,682	$51,958,510
Liabilities
Current liabilities:
Accounts payable	$3,816,057	$3,673,789
Accrued expenses	3,728,175	3,450,798
Reserve for customer chargebacks	318,955	377,535
Due to related parties	369,337	311,341
Income taxes payable	408,650	306,333
Total current liabilities	8,641,174	8,119,796
Deferred income taxes	316,279	316,279
Total liabilities	8,957,453	8,436,075
Minority interest	169,278	—
Commitments and contingencies (Notes 2 and 7)
Shareholders’ equity
Preferred stock - $.001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock - $.001 par value; authorized 50,000,000 shares; issued 14,061,174 shares and 13,510,605 shares, respectively	14,061	13,510
Additional paid-in capital	43,853,379	41,309,652
Retained earnings	179,214	1,052,277
Accumulated other comprehensive income	579,297	1,146,996
Total shareholders’ equity	44,625,951	43,522,435
Total liabilities and shareholders’ equity	$53,752,682	$51,958,510

The acompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004

Net revenue	$16,610,569	$9,139,855	$29,886,385	$16,310,149
Cost of sales	10,526,749	5,137,014	18,941,119	8,942,968
GROSS PROFIT	6,083,820	4,002,841	10,945,266	7,367,181

Selling expenses	974,120	515,158	1,791,295	963,088
General and administrative expenses	3,914,134	3,147,860	7,675,379	6,007,437
Bad debt expense	80,382	(65,656)	165,607	(112,113)
INCOME FROM OPERATIONS	1,115,184	405,479	1,312,985	508,769

Other income (expense):

Interest income and dividends	237,514	113,989	425,337	222,721
Realized (losses) gains on marketable securities	(11,218)	11,647	574,050	22,670
Realized gain on sale of subsidiary	—	199,900	195,000	394,900
Other non-operating income (expense)	2,326	292,694	(6,384)	338,887
Minority interest in income of subsidiary	(150,529)	—	(248,174)	—

INCOME BEFORE PROVISION FOR INCOME TAXES	1,193,277	1,023,709	2,252,814	1,487,947

Provision for income taxes	485,593	358,917	921,849	470,264

NET INCOME	$707,684	$664,792	$1,330,965	$1,017,683

Basic income per share (Note 3):
Net income	$0.05	$0.05	$0.10	$0.08
Weighted average shares outstanding	13,986,127	13,100,188	13,794,009	13,030,529

Diluted income per share (Note 3):
Net income	$0.05	$0.04	$0.09	$0.07
Weighted average shares outstanding	14,233,711	13,765,499	14,245,027	13,659,127
Cash dividends per common share	$0.16	$0.08	$0.16	$0.16

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	May 31,	May 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,330,965	$1,017,683
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,098,170	635,095
Reserve for customer chargebacks	(58,580)	165,763
Provision for uncollectible accounts	165,607	(112,113)
Deferred income taxes	448,585	130,105
Net gains on sale of marketable securities	(574,050)	(22,671)
Gain on sale of subsidiary	(195,000)	(394,900)
Minority interest	248,174	—
Changes in assets and liabilities of business, net of assets and liabilities acquired:
Accounts receivable	(4,919,792)	(1,213,092)
Prepaid expenses and other current assets	233,816	574,102
Accounts payable	100,691	689,476
Income taxes payable	443,193	281,243
Due (from)/to related parties	(30,635)	98,229
Other, principally accrued expenses	257,381	(577,932)
Net cash (used in) provided by operating activities	(1,451,470)	1,270,988
Cash flows from investing activities:
Purchases of securities	(116,093,328)	(146,393,022)
Proceeds from sales of securities	120,919,416	144,689,766
Proceeds from the sale of a subsidiary	195,000	394,900
Payment for asset acquisition, net of cash received	(2,931,424)	—
Cash payment for intangible asset - license agreement	—	(65,000)
Capital expenditures	(69,582)	(18,253)
Net cash provided by (used in) investing activities	2,020,082	(1,391,609)
Cash flows from financing activities:
Dividends paid	(2,204,028)	(2,097,404)
Distribution to minority interest holder	(78,896)	—
Proceeds from stock options exercised	1,521,117	1,376,658
Net cash used in financing activities	(761,807)	(720,746)
Effect of exchange rate changes on cash and cash equivalents	(76,399)	(33,055)
Net decrease in cash and cash equivalents	(269,594)	(874,422)
Cash and cash equivalents, beginning of period	7,553,285	9,939,657
Cash and cash equivalents, end of period	$7,283,691	$9,065,235

See Notes 2 and 7 for a summary of noncash investing activities.

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MAY 31, 2005

(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amounts	Capital	Earnings	Income(Loss)	Equity

Balance, November 30, 2004	13,510,605	$13,510	$41,309,652	$1,052,277	$1,146,996	$43,522,435

Net income for the six months ended May 31, 2005				1,330,965		1,330,965

Unrealized losses on available-for-sale securities, net of income tax expense					(60,024)	(60,024)
Reclassification adjustment for gains realized in net income, net of income tax expense					(360,584)	(360,584)
Foreign Currency Translation adjustment					(147,091)	(147,091)
Dividends declared				(2,204,028)		(2,204,028)
Stock option exercises	436,748	437	1,520,680			1,521,117
Tax benefit from exercise of stock options			340,881			340,881
Common stock issued in connection with asset acquisition	113,821	114	682,166			682,280

Balance, May 31, 2005	14,061,174	$14,061	$43,853,379	$179,214	$579,297	$44,625,951

TRAFFIX, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

The accompanying consolidated financial statements of Traffix, Inc. and its subsidiaries (the “Company”) are unaudited; however, in the opinion of management, these financial statements are presented in conformity with accounting principles generally accepted in the United States of America. The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented and are of a normal and recurring nature. In the preparation of these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures at the date of, and for the interim periods presented. Actual results could differ from those estimates. Significant estimates include accruals for fulfillment redemptions, reserves for uncollectible receivables, reserves for data qualification allowances, recoverability of long-lived assets, and the realizability of deferred tax assets. Additionally, the Company has potential exposure resulting from pending and/or threatened litigation for which the Company currently does not provide a loss provision. Management’s estimates and assumptions are continually reviewed against actual results with the effects of any revisions being reflected in the results of operations at that time. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004. The results of operations for the three and six month periods ended May 31, 2005 are not necessarily indicative of the results to be expected for the subsequent quarters or the full fiscal year ending November 30, 2005. Certain prior year amounts in the unaudited consolidated financial statements have been reclassified to conform with the current year presentation.

During the six months ended May 31, 2005 and 2004, options for 436,748 shares and 327,857 shares of the Company’s common stock, respectively, were exercised by its employees and directors. Tax benefits of $340,881 and $256,878 in the six months ended May 31, 2005 and 2004, respectively, resulting from the exercise of these options, were recorded as an increase to additional paid-in capital and a reduction of income taxes currently payable.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The FASB identified the reason for the issuance of SFAS No. 154 to be part of a broader attempt to eliminate differences with the International Accounting Standards Board (IASB). The Statement is effective for fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this statement will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (R), Share Based Payments, which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. The new standard is effective for the first annual reporting period beginning after June 15, 2005. The Company is currently assessing the impact that the Statement may have on its financial statements.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition, Variable Costs, Allowances, Accounts Receivable and Bad Debts

Revenue

The Company currently earns the material portion of its revenue from the E-commerce segment. This revenue primarily results from marketing agreements with the Company’s marketing partners and corporate customers. These marketing agreements satisfy the “existence of pervasive evidence of an arrangement” required under the current revenue recognition rules under Staff Accounting Bulletin (SAB)104. The provisions of each agreement determine the (a) pricing characteristics of the revenue generating activity, the specific type of revenue activity (i.e. on-line dating membership, website advertising activity, email marketing promotion and terms of LEC recurring billed products), and (b) the method of the Company’s delivery obligations to, and acceptance obligations of, its clients and customers, with (a) and (b) satisfying the criterion of SAB 104, that “sales price is fixed or determinable” and “delivery has occurred”. As a function of the Company’s client and customer acceptance process, the Company reviews bank and credit references, business financial statements and personal financial statements and/or obtain corporate officer guarantees (if appropriate), all of which satisfy the SAB 104 criteria, “collectibility is reasonably assured”. Based on the revenue recognition criterion discussed above, the Company believes it recognizes revenue when it is realizable and earned.

Deferred Revenue

The Company’s on-line dating service is a membership based arrangement,

with membership offerings ranging from one month subscriptions to plans with annual terms. The one month membership plans form the bulk of the Company’s subscription sales. Deferred revenue is recorded net of estimated cancellations and is amortized over the life of the membership as it is earned.

Contra revenue

At the time revenue is recognized, the Company provides for an estimate for contractually specified data qualification allowances, when required under the governing marketing agreement. Such data qualification allowances may include allowances for data duplications, invalid addresses, age and country of origin restrictions, and are recorded in a contra-revenue account.

Cost of Sales

Certain revenue related obligations are recorded at the time revenue is recognized. They include costs payable to other on-line, as well as off-line, media companies for generating registered users and consumer data for the Company, database fee sharing costs under third-party database use agreements, email message delivery costs, contingent-based prize indemnification coverage (i.e., sweepstakes payout indemnification), estimated premium fulfillment costs related to the respective promotion (if applicable), representing all variable costs directly associated with completing the Company’s obligations relative to the revenue being recognized, all of which satisfy the criteria regarding the concept of “other than a perfunctory, or inconsequential ongoing obligation”, as specified in SAB 104.

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

Provisions for bad debts are also recorded due to the review of other factors, including the length of time the account receivables are past due, historical experience and other factors obtained during the conduct of collection efforts. If circumstances change regarding the Company’s specific customers on an individual basis, or if demand for Internet direct marketing softens, or if the U.S. economy stumbles, the Company’s estimates for bad debt provisions could be further increased, which could adversely affect its operating margins, profitability, cash flows and capital resources.

Accounts receivable consist of trade accounts receivable from the Company’s corporate customer base, credit card merchants and third party billing companies, with extension of credit varying between 30 to 90 days, with the majority at 30 days, and as such, do not bear interest. Corporate customers with credit balances, generally resulting from prepayments, are classified as deferred revenue, and included in “Accrued expenses” on the Company’s balance sheets.

Accounts Receivable by major category consisted of the following at May 31, 2005 and 2004

	May 31, 2005	May 31, 2004
Accounts Receivable from:
Corporate Clients	$8,624,371	$3,961,064

Consumers via Credit Card Merchant arrangements, Third Party Billing companies and Local Exchange Carriers (LECs)	874,034	1,441,088

Total Accounts Receivable	$9,498,405	$5,402,152

Following are the changes in the allowance for doubtful accounts for the six months ended May 31, 2005 and 2004:

	Beginning Balance	Net additions(reductions) to allowance	Write-offs net of recoveries	Ending Balance
2005	$691,230	165,607	(16,470)	$840,367
2004	$872,605	(112,113)	—	$760,492

Transactions with Major Customers and other Revenue Concentrations

During the three and six month periods ended May 31, 2005, one customer in the Company’s E-commerce segment accounted for approximately $2.2 and $3.2 million, or 13.2% and 10.8% of consolidated net revenues, respectively. With respect to the balance of the Company’s current customer base, no single customer had net revenues that equaled or exceeded 5.4% and 3.9% of consolidated net revenues for the three and six month periods ended May 31, 2005, respectively. During the three and six month period ended May 31,2004, the Company had one customer in its E-commerce segment accounting for approximately $1.1 and $2 million, or 11.8% and 12.6% of consolidated net revenues, respectively.

In the three and six months ended May 31, 2005, 15.9% and 16.5% of the Company’s revenue was derived from its proprietary products (13.8% and 14.1% from iMatchUp.com, the Company’s online dating site, and 2.1% and 2.4% from its LEC Billed Product segment’s proprietary products).

Goodwill, long lived assets and other purchased intangible assets

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), requires goodwill to be tested for impairment on an annual basis, and more frequently under certain circumstances. Under SFAS 142, the Company is required to perform a two step process in its impairment assessment. Step one is to test for the potential of goodwill impairment. If the potential for impairment is identified by step one, then step two is undertaken to measure the amount of impairment loss. The Company conducts the tests described above annually during its quarter ending August 31. During the six month period ended May 31, 2005, the Company did not identify any circumstances that would warrant impairment testing of goodwill.

In the performance of its annual impairment testing, the Company uses estimates of the fair value of its aggregated goodwill using internal analysis, external economic and financial data and external market valuations, all of which incorporate valuation applications derived from revenue multiples, capitalized earnings and discounted cash flow models, and other comparable market valuations methods deemed relevant at that time.

SFAS 144, Accounting for Impairment or Disposal of Long Lived Assets, requires long-lived assets to be reviewed for impairment if, or when, events or changes in circumstances indicate that their carrying amounts may not be recoverable. Determination of long-lived asset recoverability is based on estimated future cash flows expected to result from the use of such asset over its remaining useful life and the potential cash flows realizable from its possible disposition.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is measured as a difference between carrying amount and the future discounted cash flows.

See Note 8, “Goodwill and Identifiable Intangible Assets”.

Stock–based Compensation

Pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, the Company will continue to use the intrinsic value method of accounting for its employee and director stock-based compensation awards until its adoption of SFAS 123R. Accordingly, the Company has not recognized compensation expense for its noncompensatory employee and director stock option awards. As recommended by SFAS No. 123, the fair values of options were estimated using the Black-Scholes option-pricing model. Option vesting periods have historically been three years, except for grants to non-employee members of the Board of directors, which fully vest at the time of grant. Additionally, options have been granted to management that vest upon the attainment of specified financial performance hurdles. The Company’s adjusted net income and adjusted earnings per share, had it elected to adopt the fair value approach of SFAS No. 123 in the current fiscal year, which charges earnings for the estimated difference between the strike price and the fair value of the stock options, would have been as follows:

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004
Net income:
As reported	$707,684	$664,792	$1,330,965	$1,017,683
Less: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(148,244)	(70,967)	(266,534)	(143,573)
Pro forma	$559,440	$593,825	$1,064,431	$874,110
Basic net income per share:
As reported	$0.05	$0.05	$0.10	$0.08
Pro forma	$0.04	$0.05	$0.08	$0.07
Diluted net income per share:
As reported	$0.05	$0.04	$0.09	$0.07
Pro forma	$0.04	$0.04	$0.07	$0.06

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

Non-cash Investing and Financing Activities

Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. For the six months ended May 31, 2005, non-cash activities included the following items:

Investing Activities:

Asset Acquisition of Hot Rocket (Also see notes 7 and 8)

Stock Issued in connection with acquisition	$682,280

License Acquisitions

In May 2005, the Company entered into a license agreement with Alliant Cooperative Data Solutions, LLC. The agreement allows for the use of an Alliant product which ranks and scores lists of consumers who register on our websites, allowing the Company to project the response rate of ordering a product after receiving an offer and the rate of payment given a response. The total cost of the license was $38,000, payable in three installments due in June, July and October 2005. The full liability was recognized at May 31, 2005 and the license agreement is being amortized on a straight line basis over a three year period.

On March 24, 2004, the Company entered into a license agreement with LiveOnTheNet.com Inc. The agreement allows the Company to market to consumers under its own brand name (Click Help), a software program, which enables home PC users to access customer service operators who provide real-time support for questions related to their personal computers. The total cost of the software license was $200,000, payable by a $35,000 down payment and eleven monthly installments of $15,000, due on the first of the month, commencing April 1, 2004. As of May 31, 2005, the Company had fully satisfied its payment obligations under this license agreement, which is being amortized on the straight-line basis over a five year period.

3.  Earnings Per Share

The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004
Denominator:
Denominator for basic earnings per share-weighted average shares	13,986,127	13,100,188	13,794,009	13,030,529
Effect of dilutive securities:
Stock options	247,584	665,311	451,018	628,598
Denominator for diluted earnings per share-adjusted weighted average shares	14,233,711	13,765,499	14,245,027	13,659,127

Options to purchase 2,135,401 and 595,050 shares of common stock for the three months ended May 31, 2005 and 2004, respectively, and 2,082,401 and 800,900 for the six months ended May 31, 2005 and 2004, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

4.              Comprehensive Income (Loss)

The Company presents foreign currency translation adjustments and unrealized gains and losses on its marketable securities (net of tax, when applicable) as a component of “comprehensive income (loss)” and are presented below:

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004

Net income	$707,684	$664,792	$1,330,965	$1,017,683

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(51,152)	(59,121)	(147,091)	174,391
Unrealized gain (loss) from available-for-sale securities, arising during the period, net of income taxes of $-0-	(18,410)	(46,774)	(60,024)	(168,712)

Add: reclassification adjustment for gains realized in net income, net of tax effect of $224,684	—	—	(360,584)

Comprehensive income	$638,122	$558,897	$763,266	$1,023,362

5.              Advertising and Marketing

The Company’s advertising and marketing costs, incurred in the advertising and marketing of the Company’s and its clients’ products, services and promotional offers, have historically been comprised of (1) costs associated with the transmission of email marketing messages, both from internal sources and external third-party vendors, (2) costs associated with the purchase of on-line consumer data (including registered users to the Company’s websites, and its clients’ websites), and (3) email and website program promotional and creative development costs. During the six months ended May 31, 2005, the Company included the costs of Internet media arbitrage purchases resulting from the January 21, 2005 acquisition of Hot Rocket Marketing, Inc.  During the year ended November 30, 2004, as a result of the acquisition of SendTraffic.com,Inc., the Company included the costs of its search engine marketing activities in its advertising and marketing cost accounts. During the fiscal periods prior to these acquisitions, the Company incurred immaterial search engine marketing costs and did not participate in Internet media arbitrage activities.

Advertising and marketing costs are charged to operations (1) at the time of the email transmission, (2) upon receipt of the qualified consumer data, (3) at the time the promotional and creative services are provided, (4) at the time the search engine marketing media purchases are incurred, and/or

(5) at the time the Company purchase the underlying Internet media, respectively, and are included as a component of cost of sales.

Total advertising and marketing costs included in cost of sales for the three months ended May 31, 2005 and 2004 were approximately $10,311,000 and $4,259,000, respectively, and for the six months ended May 31, 2005 and 2004 were approximately $18,490,000 and $7,693,000, respectively.

6.              Segment Information

Segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance.  Disclosure is also required about products and services, geographic areas and major customers. The Company’s segments operate principally in the United States with a presence in Canada. The Canadian presence contributed an immaterial amount to consolidated net revenue and net income. The Company’s two operating segments are: (a) E-commerce and (b) LEC Billed Products. This business segment delineation is consistent with the Company’s management and financial reporting structure based on products and services. The Company evaluates performance based on many factors, with the primary criteria being each segment’s adjusted EBITDA, which is defined as net income excluding (i) special charges, (ii) interest expense, (iii) interest and dividend income, (iv) net gains (losses) on the sale of marketable securities, (v) permanent impairment charges to long-lived assets,  (vi) other nonoperating income, (vii) minority interest (income)loss, (viii)

depreciation, (ix) amortization and (x) income taxes. The Company shares a common workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate. The following tables set forth the Company’s financial results, by management’s performance criteria, by operating segment. All presented revenues are from nonintersegment sources, and, therefore no intersegment elimination applies.

Segment Data - Net Revenue

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004

E-commerce	$16,257,112	$8,062,505	$29,182,043	$15,109,206
LEC Billed Products	353,457	1,077,350	704,342	1,200,943

Consolidated totals	$16,610,569	$9,139,855	$29,886,385	$16,310,149

Segment Data - Adjusted EBITDA*

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004

E-commerce	$2,491,245	$1,429,024	$3,971,313	$2,984,490

LEC Billed Products	165,407	186,132	316,065	(94,746)

Consolidated totals	$2,656,652	$1,615,156	$4,287,378	$2,889,744

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

Segment Data - Depreciation and Amortization

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004

E-commerce	$619,649	$261,777	$1,035,762	$530,732

Consolidated totals	$619,649	$261,777	$1,035,762	$530,732

Segment Data - Reconciliation of Reportable segment’s Adjusted EBITDA to consolidated income before taxes

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004

Adjusted EBITDA - by segment
E-commerce	$2,491,245	$1,429,024	$3,971,313	$2,984,490

LEC Billed Products	165,407	186,132	316,065	(94,746)

Total Adjusted EBIDTA	$2,656,652	1,615,156	$4,287,378	2,889,744

Items effecting Adjusted EBITDA in arriving at consolidated income before taxes
Corporate (expense)	(921,819)	(947,900)	(1,938,631)	(1,850,243)
Depreciation and amortization (expense)	(619,649)	(261,777)	(1,035,762)	(530,732)
Interest income and dividends	237,514	113,989	425,337	222,721
Realized (losses) gains on marketable securities	(11,218)	11,647	574,050	22,670
Realized gain on sale of subsidiary	—	199,900	195,000	394,900
Other non-operating income (expense)	2,326	292,694	(6,384)	338,887
Minority interest in income of subsidiary	(150,529)	—	(248,174)	—
Total items effecting Adjusted EBITDA	(1,463,375)	(591,447)	(2,034,564)	(1,401,797)

Consolidated income before taxes	$1,193,277	$1,023,709	$2,252,814	$1,487,947

7.  Asset Acquisitions and Asset Dispositions

Acquisition

On January 21, 2005, the Company, through its wholly owned subsidiary, Hot Rocket Acquisition Corp., acquired all of the intangible assets of Hot Rocket Marketing Inc. and Clockwork Advertising Inc. (collectively “Hot Rocket”), corporations in the business of buying and selling performance based on-line advertising space for third parties. The acquisition was accounted for in accordance with SFAS 141, Business Combinations. The Company believes that the Hot Rocket acquisition broadens its reach into the Internet direct marketing arena, potentially allowing for expanded client relationships and various other synergistic possibilities, such as adding value to the Company’s core operations by the enhancement of its current and developing marketing programs.

The purchase price was approximately $3.7 million and was comprised of $2.9 million in cash, $0.7 million (or 113,821 shares) of the Company’s common stock and transaction fees approximating $0.1 million. Based on an internal preliminary valuation, the reported purchase price includes approximately $2.1 million of goodwill and $1.5 million of identifiable intangibles The Company is currently having the valuation being prepared.

Under SFAS No.142, “Goodwill & Intangible Assets”, goodwill is not amortized, but it is reviewed for impairment on an annual basis. The identifiable intangibles acquired from Hot Rocket consist of employment contracts and internally developed software, which will be amortized on a straight-line basis over estimated useful lives of five and three years, respectively. It is expected that the entire goodwill value will be deductible for tax purposes based on the nature of the asset acquisition. The entire amount of the identifiable intangibles and goodwill are a component of the Company’s E-commerce segment.

In addition to the initial cost of the acquisition, we agreed to pay Hot Rocket a contingent purchase price of up to $12.5 million if Hot Rocket generates an aggregate of $27 million in EBITDA (as quantified in the Agreement) over the four year period following the closing. The contingent purchase price, if any, will be accounted for as additional purchase price in accordance with EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Enterprise in a Purchase Business Combination”.  At May 31, 2005, the Company has determined that at the current rate of growth recognized by Hot Rocket, it is not probable that the first tier of contingent payment will be attained within the first measurement period, which ends February 28, 2006.  The first tier contingent payment commences upon the attainment of EBITDA of $1.5 million for the period February 1, 2005 to January 31, 2006, and is capped at $4 million.

As of May 31, 2005, the Company is not liable for any contingent payments and, therefore, has not accrued any at this time. The Company will continue to asses its liability under the Hot Rocket contingent payment arrangement in each successive quarter, and will record additional purchase price through increased goodwill, if and when a liability is realized. For any interim period accrual of additional purchase price arising out of the contingent arrangement, the Company presently deems that it will be settled in cash, but retains the right to settle the final payment with a blend of cash and stock, with stock not to exceed 50% of the total payment and to make as much of such payment in cash as is necessary to keep all share issuances to Hot Rocket at a maximum of 19.9% of the Company’s outstanding stock.

Hot Rocket Pro Forma Information

The Hot Rocket acquisition closed on January 21, 2005 and, as such, the results of its operations are included in the Company’s consolidated results from that date through May 31, 2005. The first pro forma disclosure set forth below provides the details as though the business combination had been completed as of January 1, 2005. The pro forma adjustments serve to: (1) eliminate intercompany transactions during the pre-acquisition period; (2) record amortization expense for the pre-acquisition period; (3) provide for income tax expense at Traffix’s marginal tax rate as applicable to the six-month period ended May 31, 2005, applied to Hot Rocket’s adjusted pre tax income; and (4) increase the weighted average shares outstanding as if the acquisition shares were issued on December 1, 2004.

Pro forma
Traffix
12-01-04 to
05-31-05

Net revenue	$31,150,875
Income from operations	1,573,377
Income before provision for income taxes	2,513,206
Net income	1,492,408
Diluted income per share	$0.10
Diluted weighted average shares outstanding	14,309,526

The pro forma disclosure set forth below provides the details as though the business combination had been completed as of the beginning of the six month period commencing January 1, 2004. The Hot Rocket entity had a natural business year which ended December 31. Both the month of December 2003, and the period January 1, 2004 to June 30, 2004, did not include any material, or non-recurring items requiring separate disclosure in the pro forma information.  The pro forma adjustments serve to: (1) eliminate intercompany transactions; (2) record amortization expense for the six months ended June 30, 2004; (3) provide for income tax expense at Traffix’ marginal tax rate as applicable to the six-month period ended May 31, 2004, applied to Hot Rocket’s adjusted pre tax income; and (4) increase the weighted average shares outstanding as if the acquisition shares were issued on December 1, 2003.

Proforma
Traffix
12-01-03 to
05-31-04

Net revenue	$21,889,433
Income from operations	2,553,522
Income before provision for income taxes	3,536,836
Net income	2,287,994
Diluted income per share	$0.17
Diluted weighted average shares outstanding	13,772,948

Fiscal year ended November 30, 2004 Asset Acquisitions

During the fiscal year ended November 30, 2004, the Company entered into an Asset Acquisition Agreement for the acquisition of the assets of SendTraffic.com, Inc. (Send Traffic). The acquisition was accounted for in accordance with SFAS 141, Business Combinations. Send Traffic warranted that certain financial information contained in its unaudited June 30, 2004 balance sheet was accurate, and if such financial information ultimately proved post-closing to have been inaccurate, Send Traffic would return to the Company any shortfall.  In order to ensure compliance with such warranty, the Company retained in escrow $250,000 of the purchase price.  On November 24, 2004, the Company signed an Adjustment Agreement with Greg Byrnes and Craig Handelman, the principals of Send Traffic (the “ST Stockholders”), regarding the final determination of the June 30, 2004 balance sheet. In accordance with the Adjustment Agreement’s “Cash Adjustment” clause, the Company received $300,000 in cash from the ST Stockholders, $250,000 of which came from the escrow withheld at closing, and an additional $50,000 of which was received on November 30, 2004. Additionally, under the Adjustment Agreement’s “Share Adjustment” clause, the ST Stockholders returned 57,142 shares to the Company, which served to reduce the total shares issued in the asset acquisition to 176,799 shares, as compared to the original issuance of 233,941 shares.

Upon the consummation of the Send Traffic acquisition, each of the ST Stockholders entered into five-year employment contracts with the Company’s wholly-owned subsidiary.  Included in each of those contracts were restrictive covenants prohibiting the ST Stockholders from competing with the Company during the term of their employment and for a period of time thereafter (the “Restrictive Covenants”).

At the time of the Send Traffic acquisition, the Company allocated $665,000 (of the approximately $5.43 million purchase price) to the Restrictive Covenants, which the Company amortized over a five-year period, or through June 30, 2009.

On April 6, 2005, the employment relationship between the ST Stockholders and the Company terminated.  The Company maintains that the ST Stockholders resigned from their positions voluntarily and without good reason under the terms of their respective employment contracts, in which event the contracts provide that the Restrictive Covenants would continue in effect until June 30, 2007.  Accordingly, the Company is reducing the period over which it is amortizing the remaining unamortized portion of the purchase price allocated to the Restrictive Covenants to the period ending June 30, 2007.  As a result of shortening the life of the Restrictive Covenants, the increased risk of competition and the reduced future revenues that may flow therefrom, the remaining carrying value of the Restrictive Covenants as of May 31, 2005 (or $539,000) was re-evaluated in accordance with SFAS No. 144 and deemed to be impaired by approximately $137,000. This impairment loss is included in depreciation and amortization expense in the “administrative expense” caption of the Company’s income statement for the three and six month periods ended May 31, 2005. The impairment loss is allocated to the Company’s E-commerce segment.

The ST Stockholders have contended that their employment contracts were either terminated without Cause (as that term is defined in their respective employment contracts) by the Company, or that they were entitled to terminate the agreements as a result of actions taken by the Company with respect to the scope of their duties and responsibilities.  If it were determined that the ST Stockholders’ employment was terminated by the Company without Cause, then, under their employment contracts, each would have been entitled to severance of not less than 6 months’ and up to 12 months’ base salary (such amount determined by the Company in its discretion) and the Restrictive Covenants would have continued during the severance period. The remaining unamortized portion of the purchase price allocated to the Restrictive Covenants would be amortized over such period, which would have ended no earlier than November 6, 2005 and no later than April 6, 2006, as determined by the Company, and, in accordance with SFAS 144, the remaining carrying value of the Restrictive Covenants would be re-evaluated, with the Company taking an impairment loss at the time of re-evaluation.  If, however, it were determined that the ST Stockholders were entitled to terminate their employment agreements with good reason as a result of actions taken by the Company, then the Restrictive Covenants would have ended on April 6, 2005, the date of termination, and, in accordance with SFAS 144, the remaining unamortized portion of the purchase price allocated to the Restrictive Covenants would be an expense in the current period.  Should it become necessary, the Company will defend its position vigorously and use whatever means available to enforce the Restrictive Covenants.  The Company is confident that, notwithstanding the departure of the ST Stockholders, the Company’s extensive and experienced workforce will allow it to grow the Send Traffic business and expand its contributions to the Company’s overall operations.

As of May 31, 2005, the unamortized balance remaining relating to the Restrictive Covenants is $402,000 and is included in other intangibles.  No amounts have been accrued relating to any severance.

Details of Acqusition	SendTraffic.com

Fair Value of assets acquired	$6,043,206
Liabilities assumed	(1,240,788)
Stock issued	(1,107,953)
Cash paid	3,694,465
Less: cash acquired	(196,812)

Net cash paid for acquisition	$3,497,653

8. Goodwill and Identifiable Intangibles Assets

The gross carrying value of goodwill and the gross carrying value and accumulated amortization of other intangibles are as follows:

	As of May 31, 2005		As of November 30, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
GroupLotto identifiable intangibles:
GroupLotto Site Brand Recognition	$722,922	$558,517	$722,922	$486,225
GroupLotto Database	433,754	335,110	433,754	291,735
Intellectual Property Assets	289,169	223,406	289,169	194,490
Licenses	238,000	50,528	200,000	30,000

Infiknowledge identifiable intangibles:
Internet Game Suite	245,525	169,320	258,109	152,328
Intellectual Property Assets	184,144	126,990	193,582	114,246
Market Position Acquired	204,605	141,100	215,091	126,940

Thanksmuch identifiable intangibles:
Profiled customer data	50,000	50,000	50,000	44,305
Restrictive Covenants	10,000	7,878	10,000	6,878

SendTraffic identifiable intangibles:
Employment Contracts	660,592	258,592	660,592	55,049
Software	963,951	271,841	963,951	123,564

Hot Rocket identifiable intangibles
Employment Contracts	569,394	41,439	—	—
Software	1,012,257	122,782	—	—

Total amortizable intangible assets	$5,584,313	$2,357,503	$3,997,170	$1,625,761

Unamortized intangible assets:
Goodwill – Infiknowledge - (1)	$810,594		$852,138
Goodwill - SendTraffic	3,097,091		3,089,180
Goodwill - Hot Rocket	2,136,349
Goodwill - Thanksmuch	289,736		289,736

Total Goodwill	$6,333,770		$4,231,054

(1)                                 The Infiknowledge identifiable intangibles and unamortizable goodwill carrying value changes as a result of the effects of foreign currency exchange translation.

The amortizable intangibles listed above are deemed to have a finite life of five years, or less, from the date of acquisition with the weighted average life being 3.9 years. The straight-line method of amortization has been applied to such assets in calculating their respective amortization. The Internet and E-commerce industries, within which the Company conducts the majority of its business and has extensive experience, are dynamic and constantly evolving business arenas.

The amortization expense related to acquired amortizable indentifiable intangibles assets has been recorded from the dates of the respective acquisitions.

The future intangible amortization expense for the next five fiscal years is estimated to be as follows:

	2005	2006	2007	2008	2009

GroupLotto Identifiable intangible amortization:
GroupLotto Site Brand Recognition	$140,892	$89,744	$—	$—	$—
GroupLotto Database	84,535	53,847		—
Intellectual Property Assets	56,357	35,898		—
Licenses	46,861	52,667	52,667	45,805	10,000
Total Group’s amortization	328,645	232,156	52,667	45,805	10,000

Infiknowledge Identifiable intangible amortization:
Cost allocated
Internet Game Suite	49,105	49,105	1,581	464	369
Intellectual Property Assets	36,829	36,829	1,186	348	277
Market Position Acquired	40,921	40,921	1,317	387	307
Total Group’s amortization	126,855	126,855	4,084	1,199	952

ThanksMuch Identifiable intangible amortization:
Profiled customer data	5,695	—	—	—	—
Restrictive Covenants	2,000	1,122	—	—	—
Total Group’s amortization	7,695	1,122	—	—	—

SendTraffic identifiable intangible amortization:
Employment Contracts	304,043	201,000	100,500	—	—
Software	296,554	296,554	234,897	12,382	—
	600,597	497,554	335,397	12,382	—

Hot Rocket identifiable intangible amortization
Employment Contracts	97,746	113,879	113,879	113,879	113,879
Software	289,618	337,419	337,419	47,801	—
	387,364	451,298	451,298	161,680	113,879

Summary
GroupLotto Identifiable intangibles:	328,645	232,156	52,667	45,805	10,000
Infiknowledge Identifiable intangibles:	126,855	126,855	4,084	1,199	952
ThanksMuch Identifiable intangibles:	7,695	1,122	—	—	—
Hot Rocket Identifiable intangibles:	387,364	451,298	451,298	161,680	113,879
SendTraffic identifiable intangibles:	600,597	497,554	335,397	12,382	—

Total identifiable intangible amortization	$1,451,156	$1,308,985	$843,445	$221,065	$124,831

9.  Income Taxes

The Company’s income tax provision for the three and six months ended May 31, 2005 was approximately $486,000 and $922,000, respectively, and includes $439,000 and $829,000 of expense related to the current year’s three and six month operations and approximately $47,000 and $93,000 of period expenses related to an increase in the Company’s estimates related to tax audits.

The effective income tax rates for the three and six months ended May 31, 2005 was 40.7% and 40.9%, respectively. This differs from the Company’s estimated annual effective income tax rate of 39.9% described below, due primarily to projected consistent tax liability adjustments made to a projected increasing pre-tax income environment.

Estimated Annual Effective Income Tax Rate. The estimated annual effective income tax rate for 2005 differs from the U.S. federal statutory income tax rate of 34% as follows:

	Fiscal Year 2005 (1)	Fiscal Year 2004 (2)
Income tax expense at U.S. federal statutory rate	34.0%	34.0%
State income taxes, net of U.S. federal impact	2.2	2.2
Impact of foreign operations	1.3	1.2
Change in contingent tax liabilities	(0.3)	(8.4)
Other, including non-deductible expenses	2.7	2.6

	39.9%	31.6%

(1)	Estimated annual effective income tax rate for Fiscal 2005.

(2)	Projected annual effective income tax rate used for the six months ended May 31, 2004.

The “State income taxes, net of U.S. federal impact” item above primarily reflects franchise tax and minimum tax expense, net of related federal benefit, which the Company expects for the year. The Company currently has a significant valuation allowance against state net operating loss carryforwards, and a full valuation allowance against capital loss carryforwards. The annual estimated effective tax rate for 2005 does not include any anticipated benefit from additional current year state tax losses, nor does it anticipate any benefit from the use of capital loss carryovers.

10. Litigation

We are subject to legal proceedings, lawsuits and other claims, brought by: (1) consumers of our products and services; (2) our clients; (3) consumers of our clients’ products and services; and (4) others bringing claims that arise in the normal course of our business. Legal proceedings are subject to numerous uncertainties rendering the prediction of their outcome difficult. As a result of such uncertainty, we are unable to estimate the ultimate outcome of any of the following claims, and, accordingly, no provision for loss has been recorded. We believe that individually, and in the aggregate, the ultimate settlement of the following claims will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

In November 2002, we commenced an arbitration against Qwest to recover certain amounts held in escrow that were due us pursuant to the May 2000 Agreement. In December 2002, Qwest filed counterclaims in the arbitration relating to the Fly Free America program. Qwest asserts that in connection with the Class Action, we must indemnify it for $3.4 million in Qwest attorneys’ fees; $600,000 in fees for counsel to the plaintiffs in the Class Action; and $500,000 in settlement payments to Class members. Qwest also sought reimbursement of approximately $3.1 million it paid us pursuant to the May 2000 Agreement.  Initially, Qwest also sought to recover approximately $1.5 million of fines and penalties it claimed it paid to various attorneys general; Qwest has now withdrawn that claim.

A panel of arbitrators was appointed in December 2003. The panel established a schedule for substantive motions and for hearings in June 2004. The arbitrators also provided for exchanges of information in the arbitration subject to Qwest’s right to seek to prevent such exchanges. Qwest moved to prevent exchanges of information and this application was granted. Qwest moved for summary judgment with respect to its indemnification counterclaim. That motion was denied.  We believe that there is no merit to Qwest’s counterclaims and intend vigorously to defend against them, as well as to pursue our claims for payments due to us under the May 2000 Agreement.  The arbitration was heard during the week of June 20, 2005, at this time the Company is still awaiting the arbitrators decision.

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

In late 2004, the appellate court affirmed the decision below, so that the claim against us is dismissed; the Consumer Fraud claim against Columbia House is dismissed; and the Electronic Mail Act claim against Columbia House remains. The plaintiff asked the appellate court to reconsider its decision, and the court denied that request on April 14, 2005.

We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, Accounting for Contingencies, and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel. Accordingly, and as stated above, we are unable to determine the ultimate outcomes of any of the foregoing claims or demands, and, accordingly, no provision for loss has been recorded in the financial statements included in this Report.

11.  Subsequent Events

On July 12, 2005, the Board of Directors declared a dividend from the Company’s retained earnings of $0.08 per share on the outstanding shares of its common stock for the quarter ended May 31, 2005. Such dividend is payable on or about August 10, 2005 to holders of record of such shares at the close of business on August 1, 2005.  The Company can give no assurance that its Board will declare any dividends in future fiscal periods. Any further declarations will depend upon the Company’s performance, the level of its then current and retained earnings, if any, available capital and projected capital requirements necessary for operations, and other pertinent factors. You should not rely on any prior approvals of the Board as an indicator of its intent to approve the declaration of any dividends in the future.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements and information relating to the Company that are based on the current beliefs, expectations and estimations of Management, as well as assumptions made by and information currently available to the Company. When used in this Management’s Discussion and Analysis, and elsewhere in this Form 10-Q, the words “anticipate”, “believe”, “estimate”, “continue”, and “expect”, and variations of such words and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements are not guarantees of future performance, but reflect the current views of the Company’s management with respect to future events and are subject to certain risks, uncertainties and assumptions, which could cause the actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

In addition to our third party client-based revenue, we generate revenue directly from consumers from our own products and services. In Fiscal 2003, we expanded our line of direct-to-consumer products and services to include Internet based services, such as iMatchUp.com, our on-line dating service included in our E-commerce segment, which revenues are included in our E-commerce segment, and TXNet/WorldWebAccess, our ISP, VOIP and email products, which comprise our LEC Billed Products segment. During Fiscal 2004, we introduced Click-Help, an addition to our LEC Billed Product suite that offers 24/7 technical assistance to the home PC user, under a recurring monthly billing plan. We discontinued new customer acquisitions for our LEC Billed Products segment during the fourth quarter of Fiscal 2004. We continue to expend effort to effectively seek out other products that fit the LEC billing mode that exhibit the potential for acceptable economic returns. LEC Billed Products do not have any long-lived assets associated with the segment. These “direct to consumer” generated products and services accounted for approximately $0.4 million and $0.7 million, or 2.1% and 2.4%, respectively, of our revenue during the three and six month periods ended May 31, 2005, as compared to $1.1 million and $1.2 million, or 12% and 7% for the three and six month periods ended May 31, 2004.

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

PRODUCTS AND SERVICES

We introduced several new businesses during Fiscal 2003, and further expanded those new business units in Fiscal 2004, including an on-line dating program (“iMatchup.com”) included in our E-commerce segment, and Internet-

based service products such as a PC home user technical support service, an ISP service and email accounts that are LEC billed (“Click-Help”, “TxNET” and “WorldWideAccess, Inc.”). These new business units are designed as monthly recurring billing programs, such as membership to iMatchUp.com. Revenue from these businesses is generated primarily from billing consumers directly.  Imatchup.com became a significant source of revenue for us in 2004, and continues to be a significant source of revenue as represented by its approximate $2.3 million, or 14 % contribution to consolidated net revenue for the three months ended May 31, 2005, as compared to $1.6 million, or 18% contribution during the comparable prior year fiscal period. During the six month period ended May 31, 2005, Imatchup contributed $4.2 million, or 14% of consolidated net revenue as compared to $3.0 million, or 18% in the prior year’s comparable prior fiscal period.

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

Under its rule-making authority, the Federal Communications Commission (“FCC”) in August 2004 adopted rules prohibiting sending of unsolicited commercial e-mails to wireless phones and pagers. To assist in compliance with the rules, the FCC published on February 7, 2005 a list of mail domain names associated with wireless devices. Senders were given thirty (30) days to come into compliance. Thereafter, it has become illegal to send unsolicited commercial e-mail to a domain address on the list unless the subscriber has given prior express authorization. The effect of these rules is to create a “double opt-in” requirement for each sender of mail (advertiser and publisher). The practical consequence of these requirements on senders of commercial e-mail is that conducting compliant campaigns will necessitate the suppression of the domains listed in the FCC’s list. In short, we, in order to comply with the latest regulations, are required to suppress the domains listed in the FCC’s list of wireless domains. Additionally, since domain suppression is now required as a practical matter by law, any campaigns that have domain suppression lists will have those lists included with the regular e-mail suppression lists. Our publishers will be required to suppress the domain lists associated with each campaign in the same manner that they already suppress the e-mail address lists. Although these new regulations do not have a material adverse impact on our current operations, there can be no assurance that they will not have a material adverse impact on our future operations.

Under its rule-making authority, in May 2005, the Department of Justice adopted rules that amend the record keeping and inspection requirements for producers of sexually explicit performances.  Codified in 18 U.S.C. 2257 of the federal criminal code, Section 2257 (as it is known colloquially), as amended, went into effect on June 23, 2005 and requires a class referred to as “secondary producers” to comply with the record keeping and inspection requirements that apply to primary producers.  At present, litigation is pending that challenges, among other things, the extent to which webmasters and/or web sites fall under the definition of “secondary producers” under the new Section 2257 regulations.  There is the risk that the definition of “secondary producer” may be broadly interpreted. As we may therefore be required to block certain content and/or make changes in our future record keeping practices, this interpretation of Section 2257 may have a material adverse impact on a segment of our current operations.

Legislation has been passed at the state level (currently, only the California and Utah bills have been signed into law) and competing bills are pending at the federal level which are intended to regulate “spyware” and, to a limited extent, the use of “cookies.” “Spyware” has not been precisely defined in existing and pending legislation, but is generally considered to include software which is installed on consumers’ computers and designed to track consumers’ activities and collect and possibly disseminate information, including personally identifiable information, about those consumers without their knowledge and consent. We do not provide or use “spyware” in our marketing practices, but there is the risk that the definition of spyware may be broadly interpreted to include legitimate ad-serving software and/or cookie technology that is currently provided or used by us. Anti-spyware legislation has: 1) generally included a limited exemption for the use of cookies; and 2) focused on providing consumers with notification and the option to accept or decline the installation of spyware software.  However, there can be no assurance that future legislation will not incorporate more burdensome standards by which the use of cookies will not be exempted and software downloading onto consumers’ computers will not be more strictly enforced. If more restrictive legislation is adopted, we may be required to develop new technology and/or methods to provide our services or discontinue services in some jurisdictions altogether.

Legislation has also been passed at the state level (currently, only the California bill has been signed into law, but the New York bill has been passed by the State Legislature and awaits the review of that State’s Governor, George Pataki) and competing bills are pending at the federal level which are intended to require that businesses and institutions provide notice to consumers of any potential theft or loss of sensitive consumer information then in possession of the applicable business or institution.  Under its enforcement authority, the FTC in 2005 filed a complaint against BJ’s Wholesale Club, Inc. (“BJ’s”) for violation of the FTC Act in connection with the theft of consumer credit/debit card information which was then in BJ’s possession.  The FTC alleged that BJ’s failure to secure customers’ sensitive information was an unfair practice under the FTC Act because it caused substantial injury that was not reasonably avoidable by consumers and not outweighed by offsetting benefits to consumers or competition. BJ’s agreed to a settlement that requires BJ’s to establish and maintain a comprehensive information security program that includes administrative, technical and physical safeguards.  Although we do not anticipate that this interpretation of the FTC Act, nor the legislation requiring notice of theft or loss of sensitive consumer information, will have a material adverse impact on our current operations, there can be no assurance that they will not have an adverse impact on our current or future operations. We could potentially be subject to regulatory proceedings for past and current practices in connection with the storage and security of sensitive consumer information and notice of such sensitive consumer information’s theft or loss.  In addition, we may be required to make changes in our future practices relating to the storage, security and provision of notice in connection with sensitive consumer information.

At present, the laws and regulations governing the Internet remain largely unsettled, even in areas where there has been legislative and/or regulatory action. It is uncertain as to how long it will take to determine the extent to which existing laws including, but not limited to, those relating to intellectual property, advertising, sweepstakes and privacy, apply to the Internet and Internet marketing. Recently, however, growing public concern regarding privacy and the collection, distribution and use of Internet user information has led to increased federal and state scrutiny, as well as regulatory activity concerning data collection, record keeping, storage, security, notification of data theft, and associated use practices. The application of existing laws, the adoption or modification of laws or regulations in the future, together with increased regulatory scrutiny on issues such as advertising, sweepstakes, data collection, record keeping, storage, security, notification of data theft and privacy, could materially and adversely affect our business, prospects, results of operations and financial condition and could potentially expose us and/or our clients to fines, litigation, cease and desist orders and civil and criminal liability.

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

SEGMENT INFORMATION

During the three and six month periods ended May 31, 2005 and 2004, we generated revenue from the following segments: E-Commerce and LEC Billed Products. The E-Commerce segment currently represents the core of our business operations. Revenue in the E-commerce segment is generated primarily from marketing of third-party products and services on our websites, through email, and through our two recently acquired subsidiaries from search engine optimization services and from Internet advertising agency revenue. The LEC Billed Products segment consists of our proprietary LEC billed products, marketed under the brands Click-Help, TXNet ISP and WorldWebAccess, Inc. These products were introduced during Fiscal 2003 and 2004.

Segment information is set forth in Note 6 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section included herein.

RESULTS OF OPERATIONS

The following is a discussion of our results of operations for the three and six month periods ended May 31, 2005 and 2004. It should be read in conjunction with our Form 10-K as filed for the year ended November 30, 2004, the notes thereto and other financial information included elsewhere in this report.

THREE MONTHS ENDED MAY 31, 2005 AND 2004

Our net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three-month periods ended May 31, 2005 and 2004, are detailed in the following tables:

SEGMENT DATA - NET REVENUES, BY SEGMENT, BY COMPONENT

	Three Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2005	2004	$$$	%%%

E-Commerce components
iMatchUp.com dating sites	$2,285,301	$1,603,282	$682,019	43%
Website advertising	6,241,188	4,348,017	1,893,171	44%
Search Engine Marketing	2,188,640	—	2,188,640	100%
Internet Advertising Agency	2,003,980	—	2,003,980	100%
Email marketing programs	2,477,564	1,618,311	859,253	53%
Data sales and rentals	301,957	332,245	(30,288)	-9%
Sales of jewelry and gifts	14,427	96,705	(82,278)	-85%
Internet game development and other	744,055	63,945	680,110	1064%

Total E-commerce	16,257,112	8,062,505	8,194,607	102%

LEC Billed Product components
Click-Help, WWA and TXNet LEC Products	353,457	1,077,350	(723,893)	-67%

Total LEC Billed Products	353,457	1,077,350	(723,893)	-67%

Total Consolidated Net Revenue	$16,610,569	$9,139,855	$7,470,714	82%

Net Revenue increased approximately $7.5 million, or 82%, to $16.6 million for the three months ended May 31, 2005, from $9.1 million in the prior year’s comparable period. The E-commerce segment’s core business grew organically, primarily driven by an expansion in our customer base, and accounted for approximately $4.0 million of the consolidated revenue increase. Supplementing the core E-commerce growth was $2.2 million in revenue earned from our July 1, 2004 SendTraffic acquisition and $2.0 million in revenue earned from our January 21, 2005 Hot Rocket acquisition. Both search engine revenue (SendTraffic) and sales of performance based on-line advertising space (Hot Rocket) are shown after intercompany eliminations. Sales in our LEC

Billed Product segment decreased by $0.7 million, or 67%, to $0.4 million for the three months ended May 31, 2005, from $1.1 million in the prior year’s comparable period. The comparable period of 2004 saw increased marketing and enrollment in our WWA email service and the launch of our Click-Help LEC product. This marketing strategy was curtailed in the fourth quarter of Fiscal 2004 and such change is reflected in the reduced sales for the three months when compared to the prior year’s three month period.

Our cost of sales during the three months ended May 31, 2005 and 2004 were comprised of (1) direct and indirect marketing costs associated with the acquisition and retention of consumers for our marketing programs, including direct response email marketing costs, website registrations, customer profiles, other customer acquisition costs (such as outbound telemarketing), search engine marketing costs, promotional and creative costs, and premium fulfillment costs, and (2) the related contingent-based sweepstakes indemnification expense, billing and collection fees and customer service costs.

Our cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three-month periods ended May 31, 2005 and 2004, are set forth below:

Consolidated Cost of Sales, by Segment, by Component

	Three Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2005	2004	$$$	%%%
E-commerce
Advertising, promotion and fulfillment costs
Email marketing and related delivery costs	$1,325,269	$986,955	$338,314	34%
Website registrations, customer profiles, search and all other related customer acquisition costs	7,421,830	3,205,072	4,216,758	132%
Promotional, creative and other costs	112,761	67,202	45,559	68%
Purchases of on-line advertising space	1,451,026	—	1,451,026	100%

Total E-commerce Advertising	10,310,886	4,259,229	6,051,657	142%

Service Bureau fees
Contingent based prize indemnification costs	51,956	83,803	(31,847)	-38%

Total E-commerce Cost of Sales	10,362,842	4,343,032	6,019,810	139%

LEC Billed Product Components

Service Bureau fees
Service provision, billing and collection fees	163,907	793,982	(630,075)	-79%

Total LEC Billed Cost of Sales	163,907	793,982	(630,075)	-79%

Consolidated Cost of Sales	$10,526,749	$5,137,014	$5,389,735	105%

Cost of sales on a consolidated basis increased $5.4 million, or 105%, to $10.5 million for the three months ended May 31, 2005 from $5.1 million in the comparable prior year’s period.

The primary factor contributing to the increase in consolidated costs of sales was related to a net increase of approximately $6.1 million in costs incurred by our E-commerce segment in the generation of its increased revenues. The E-commerce segment recognized an increase of $4.2 million, or

132% in its media purchases, which included website registrations, customer profiles, search engine costs and all other on-line customer procurement costs. The specific increase in search engine marketing costs amounted to approximately $1.4 million, and did not have a comparable cost in the prior fiscal period. During the three months ended May 31, 2005, cost of revenue also included approximately $1.4 million in direct purchases of on-line advertising space, which is resold on a performance return basis by our Hot Rocket subsidiary, which was acquired on January 21, 2005.

The increase in E-commerce cost of sales further resulted from an increase of $0.3 million, or 34%, in email marketing costs (which includes certain operating costs necessary to handle the email operations business of our Infiknowledge subsidiary) to promote the segment’s revenue generating opportunities directly related to email promotions and to cause potential (as well as repeat) customers to visit our websites, and, once there, to register and become customer profiles available to be marketed in current and future fiscal periods. See “-Consolidated Gross Profit, by Segment” for a discussion of anticipated future revenue recognition as a result of current period costs incurred.

The cost of sales related to our LEC Billed Product segment declined approximately $0.6 million, or 79%, when compared to the prior year’s comparable period. LEC costs are principally comprised of billing, collection and customer service costs. We terminated our marketing efforts during the fourth quarter of Fiscal 2004 regarding the acquisition of new LEC Billed Product segment customers which is the reason for the comparative period decline in LEC Billed Product segment cost of revenues.

Our gross profit in terms of dollars, on a segmental basis, and our gross profit percentage, on a segmental basis, for each of the three-month periods ended May 31, 2005 and 2004, are set forth below:

Consolidated Gross Profit, by Segment

	Three Months Ended		Change	Change
	May 31,	May 31,	inc(dec)	inc(dec)
	2005	2004	$$$	%%%
E-commerce	$5,894,270	$3,719,473	$2,174,797	58%

LEC Billed products	189,550	283,368	(93,818)	33%

CONSOLIDATED TOTALS	$6,083,820	$4,002,841	$2,080,979	52%

Consolidated Gross Profit Percentages, by Segment

			Absolute	Relative
	Three Months Ended		percentage	percentage
	May 31,	May 31,	change	change
	2005	2004	inc(dec)	inc(dec)
E-commerce	36.3%	46.1%	-9.8%	-21.3%

LEC Billed products	53.6%	26.3%	27.3%	103.8%

CONSOLIDATED GROSS PROFIT PERCENTAGE	36.6%	43.8%	-7.2%	-16.4%

Consolidated Gross Profit (“Gross Margin”) as a percentage of net revenue was 36.6% during the three months ended May 31, 2005, compared to 43.8% in the prior year’s comparable period, representing an absolute percentage point decrease of 7.2%, or a 16.4% decrease on a relative basis.

The decline in gross profit percentage is primarily attributable to three factors:

(1)           Increased website registration, customer profile, search engine marketing and other third party online customer acquisition costs for our websites. All such costs are charged to operations when incurred, with such outlays generating revenue in future fiscal periods.

(2)           The impact on gross profit from our iMatchUp.com dating sites resulting from our expensing of our significant customer acquisition ramp up during the period in the acquisition of free iMatchUp.com membership accounts. The recognition of that revenue is dependent upon whether or not the free account converts to a paying membership. The period that a free account may convert to a billable account typically ranges from one week after acquisition to as long as two years after its initial month of acquisition, based on available historical conversion to billable experience. Therefore, predicated on stabilized acquisition costs in future fiscal periods, we expect that the future conversions of free membership acquisitions to billable members, as well as anticipated renewal revenues from such acquired customers, should allow us to report improved gross profit margins attributable to such memberships in our E-commerce segment in future fiscal periods.

(3)           To a lesser degree, our shift in resource allocation in response to regulatory changes whereby we migrated a portion of our marketing efforts from higher margin email revenue to lower margin site based revenue.

Our Selling Expenses for each of the three months ended May 31, 2005 and 2004 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Segment Data - Consolidated Selling Expenses, by segment, by component

	Three Months Ended		Change -	Change -
	May 31,	May 31,	inc(dec)	inc(dec)
	2005	2004	$$$	%%%

E-commerce
Fee share commissions	$568,283	$295,119	$273,164	93%

Selling salaries and related expenses	361,828	185,726	176,102	95%

Travel and entertainment	44,009	34,313	9,696	28%
TOTAL Selling - E-commerce segment	974,120	515,158	458,962	89%

Consolidated Totals	$974,120	$515,158	$458,962	89%

Selling expenses, on a consolidated basis, increased approximately $0.5 million, or 89%, to $1.0 million during the three months ended May 31, 2005 from $0.5 million during the three months ended May 31, 2004. The increase resulted from (a) an approximate $0.3 million increase in fee share commissions and correlates to our increased email revenue and the related use of third-party databases in our email marketing programs to produce a portion of such revenue (as we are the primary obligor to the list owner and bear the responsibility of payment to the list owner regardless of whether our client pays us), and (b) an approximate $0.2 million increase in selling salaries, with such increase relating partially to the expansion of our sales force, coupled with increased sales commission expense resulting from our increased revenue earned during the three months ended May 31, 2005 when compared to the three months ended May 31, 2004.

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

Our General and Administrative Expenses for the three months ended May 31, 2005 and 2004 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Consolidated General and Administrative Expenses, by segment, by component

	Three Months Ended		Change -	Change -
	May 31,	May 31,	inc(dec)	inc(dec)
	2005	2004	$$$	%%%

E-commerce
Compensation costs and related expenses	$1,632,072	$973,708	$658,364	68%
Professional fees	138,324	295,824	(157,500)	-53%
Insurance costs	117,729	136,882	(19,153)	-14%
Occupancy and equipment costs	92,154	82,355	9,799	12%
Site development, maintenance and modifications	342,266	343,707	(1,441)	0%
All other G&A expenses	645,628	270,249	375,379	139%
TOTAL G&A - E-commerce segment	2,968,173	2,102,725	865,448	41%

LEC Billed Product Components
Compensation costs and related expenses	14,312	56,563	(42,250)	-75%
Insurance costs	4,937	18,886	(13,949)	-74%
Occupancy and equipment costs	2,283	13,752	(11,469)	-83%
All other G&A expenses	2,611	8,035	(5,425)	-68%
TOTAL G&A - LEC segment	24,143	97,236	(73,093)	-75%

Corporate
Compensation costs and related expenses	440,108	501,488	(61,379)	-12%
Professional fees	241,907	169,975	71,932	42%
Insurance costs	111,861	123,768	(11,907)	-10%
All other G&A expenses	127,942	152,668	(24,727)	-16%
TOTAL G&A - Corporate	921,818	947,899	(26,081)	-3%

Consolidated Totals	$3,914,134	$3,147,860	$766,274	24%

General and Administrative expenses (“G&A”) on a consolidated basis increased approximately $0.8 million, or 24%, when comparing G&A of $3.9 million for the three months ended May 31, 2005 to G&A of $3.1 million incurred during the three months ended May 31, 2004. The net increase was attributable to an increase in E-commerce segment ($0.9 million), offset by a decline in the LEC Billed Product segment of ($0.1 million). The significant increase in E-commerce expenses was attributable to the operating overhead incurred from our two recently acquired subsidiaries. In combination, such subsidiaries overhead amounted to approximately $1.0 million during the three months ended May 31, 2005. Neither subsidiary had been organized during the prior year’s comparable period. Specifically, during the three months ended May 31, 2005, the subsidiaries combined compensation costs and related expenses amounted to approximately $0.7 million, which represented the significant portion of the increase in E-commerce compensation costs. The subsidiaries also contributed to overhead as follows: office rent and related office expense of approximately $0.1 and other G&A of approximately $0.2 million. Included in the other G&A was amortization expense of approximately $0.1 from the Send Traffic acquisition, and approximately $0.1 million from the Hot Rocket acquisition.  As described in Note 7 to the financial statements, the Company incurred an impairment loss of $137,000 on identifiable intangible, relating to the Send Traffic acquisition.

Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our

Board of Directors since inception. We incurred approximately $146,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended May 31, 2005, of the $146,000; $80,000 were incremental cost incurred in the Hot Rocket marketing Asset Acquisition and were capitalized as purchase price goodwill; the balance of $66,000 were charged to operations.  We incurred approximately $194,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended May 31, 2004.

Consolidated - Bad Debt Expense, by Segment

	Three Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2005	2004	$$$	%%%

E-commerce	$80,382	$(65,656)	$146,038	222%

Consolidated Totals	$80,382	$(65,656)	$146,038	222%

Bad Debt expense increased approximately $0.1 million, or 222%, from bad debt recapture of $65,656 in the three months ended May 31, 2004 to bad debt expense of $80,382 in the three months ended May 31, 2005. Our allowance for bad debts results from our assessment of the risk of collection embedded in our customer base as described below.

We continuously evaluate the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition or bankruptcy filings of our customers. As a result of this review process, we record adjustments to bad debt provisions/(recaptures) to reflect the related receivables’ carrying amount to amounts that estimate their probable realizable value. Provisions for bad debts are also recorded resulting from the review of other factors, including (a) length of time the receivables are past due and (b) historical experience and other factors obtained during collection efforts. If circumstances related to specific customers change, our estimates for bad debt provision/(recaptures) could be further increased or decreased in future fiscal periods.

OTHER INCOME (EXPENSE)

The components of our “Other income (expense)” are set forth below:

	Three Months Ended		change	change
	May 31,	May 31,	inc(dec)	inc(dec)
	2005	2004	$$$	%%%

Interest income and dividends	$237,514	$113,989	$123,525	108%
Realized (losses) gains on sale of marketable securities	(11,218)	11,647	(22,865)	-196%
Realized gain on sale of subsidiary	—	199,900	(199,900)	-100%
Other non-operating income:
Other miscellaneous income(expense)	6,957	(6,414)	13,371	208%
Vendor settlement on prior year marketing fee	—	350,000	(350,000)	-100%
Foreign Currency Exchange Rate Fees and interest	(4,631)	(3,102)	(1,529)	49%
Interest and penalties - Florida tax settlement	—	(47,790)	47,790	-100%
Reduction of prior year’s LEC reserve	—	—	—	0%
Minority interest (income) loss	(150,529)	—	(150,529)	100%

Total Consolidated Other Income (Expense)	$78,093	$618,230	$(540,137)	-87%

Consolidated Other Income (Expense) decreased approximately $540,000, from approximately $618,000 for the three months ended May 31, 2004, to approximately $78,000 for the three months ended May 31, 2005.

The material factors contributing to the net decrease as set forth in the above table are as follows:

(1)                                  The three months ended May 31, 2004 included $199,900 in installment payments from a prior year sale of a subsidiary. The installment payments were completed in the first quarter of the current fiscal year. Therefore, the three months ended May 31, 2005 did not include comparable payments.

(2)                                  The three month period ended May 31, 2004 included a collection of $350,000 in settlement of a prior year’s marketing agreement dispute. No comparable amount is reflected in the three month period ended May 31, 2005.

(3)                                  Interest income increased approximately $124,000 as the result of increased interest rates earned on our short-term investments.

(4)                                  Minority Interest resulting from our EZ Tracks partnership with Madacy Entertainment amounted to $151,000. The partnership agreement was entered into on January 12, 2005 and, as such, the three month period ended May 31, 2004 included no comparable amount.

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

The results for the three months ended May 28, 2005 include a tax expense of approximately $486,000 on pre-tax income of $1,193,277. The effective rate relationship of 40.7% differs immaterially from our historically recognized effective tax rate of approximately 39%. The balance of the rate reconciliation is attributable to potential tax liabilities related to examinations by taxing authorities.

SIX MONTHS ENDED MAY 31, 2005 AND MAY 31, 2004

Our net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the six-month periods ended May 31, 2005 and 2004, are detailed in the following tables:

SEGMENT DATA - NET REVENUES, BY SEGMENT, BY COMPONENT

	Six Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2005	2004	$$$	%%%

E-Commerce components
iMatchUp.com dating sites	$4,218,815	$2,999,893	$1,218,922	41%
Website advertising	11,905,442	7,937,739	3,967,703	50%
Search Engine Marketing	3,643,289	—	3,643,289	100%
Internet Advertising Agency	2,858,509	—	2,858,509	100%
Email marketing programs	4,626,973	3,019,632	1,607,341	53%
Data sales and rentals	690,893	691,656	(763)	0%
Sales of jewelry and gifts	39,206	197,560	(158,354)	-80%
Internet game development and other	1,198,916	262,726	936,190	356%

Total E-commerce	29,182,043	15,109,206	14,072,837	93%

LEC Billed Product components
Click-Help, WWA and TXNet LEC Products	704,342	1,200,943	(496,601)	-41%

Total LEC Billed Products	704,342	1,200,943	(496,601)	-41%

Total Consolidated Net Revenue	$29,886,385	$16,310,149	$13,576,236	83%

Net Revenue increased approximately $13.6 million, or 83%, to $29.9 million for the six months ended May 31, 2005, from $16.3 million in the prior year’s comparable period. The E-commerce segment’s core business grew organically, primarily driven by an expansion in our customer base, and accounted for approximately $7.6 million of the consolidated revenue increase. Supplementing the core E-commerce growth was $3.6 million in revenue earned from our July 1, 2004 SendTraffic acquisition and $2.9 million in revenue earned from our January 21, 2005 Hot Rocket acquisition. Both search engine revenue (SendTraffic) and sales of performance based on-line advertising space (Hot Rocket) are shown after intercompany eliminations. Internet game development and other increased 356%, with the significant portion of such increase being attributable to our generating revenue from our users under third party list management agreements. Sales in our LEC Billed Product segment decreased by $0.5 million during the six months ended May 31, 2005. The comparable period of 2004 saw increased marketing and enrollment in our WWA email service and the launch of our Click-Help LEC product. This marketing strategy ended in the fourth quarter of Fiscal 2004 and such change is reflected in the reduced sales for the current six months when compared to the prior year’s six month period.

                                                Our cost of sales during the six months ended May 31, 2005 and 2004 were comprised of (1) direct and indirect marketing costs associated with the acquisition and retention of consumers for our marketing programs, including direct response email marketing costs, website registrations, customer profiles, other customer acquisition costs (such as outbound telemarketing), search engine marketing costs, promotional and creative costs, and premium fulfillment costs, and (2) the related contingent-based sweepstakes indemnification expense, billing and collection fees and customer service costs.

Our cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the six month periods ended May 31, 2005 and 2004, are set forth below:

CONSOLIDATED COST OF SALES, BY SEGMENT, BY COMPONENT

	Six Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2005	2004	$$$	%%%
E-commerce
Advertising, promotion and fulfillment costs
Email marketing and related delivery costs	$2,523,106	$1,861,646	$661,460	36%
Website registrations, customer profiles, search and all other related customer acquisition costs	13,840,260	5,707,620	8,132,640	142%
Promotional, creative and other costs	211,545	123,434	88,111	71%
Purchases of on-line advertising space	1,914,810	—	1,914,810	100%

Total E-commerce Advertising	18,489,721	7,692,700	10,797,021	140%

Service Bureau fees
Contingent based prize indemnification costs	112,411	146,316	(33,905)	-23%

Total E-commerce Cost of Sales	18,602,132	7,839,016	10,763,116	137%

LEC Billed Product Components

Service Bureau fees
Service provision, billing and collection fees	338,987	1,103,952	(764,965)	-69%

Total LEC Billed Cost of Sales	338,987	1,103,952	(764,965)	-69%

Consolidated Cost of Sales	$18,941,119	$8,942,968	$9,998,151	112%

Cost of sales on a consolidated basis increased $10 million, or 112%, to $18.9 million for the six months ended May 31, 2005 from $8.9 million in the comparable prior year period.

The reason for this increase in consolidated costs of sales was related to a net increase of approximately $10.8 million in costs incurred by our E-commerce segment in the generation of its increased revenues. This E-commerce segment recognized an increase of $8.1 million, or 142% in its media purchases, which includes website registrations, customer profiles, search engine costs and all other on-line customer procurement costs. The specific increase in search engine marketing costs amounted to approximately $2.5 million, and did not have a comparable cost in the prior year’s comparable period. During the six months ended May 31, 2005, cost of revenue also included approximately $ 1.9 million in direct purchases of on-line advertising space, which is resold on a performance return basis by our Hot Rocket subsidiary, which was acquired on January 21, 2005.

Additionally, the increase in E-commerce cost of sales further resulted from an increase of $0.7 million, or 36%, in email marketing costs (which includes certain operating costs necessary to handle the email operations business of our Infiknowledge subsidiary) to promote the segment’s revenue generating opportunities directly related to email promotions and to cause potential (as well as repeat) customers to visit our websites, and, once there, to register and become customer profiles available to be marketed in current and future fiscal periods. See “-Consolidated Gross Profit, by Segment” for a discussion of anticipated future revenue recognition as a result of current period costs incurred.

The cost of sales related to our LEC Billed Product segment declined approximately $0.8 million, or 69%, when compared to the prior year’s comparable period. LEC costs are principally comprised of billing, collection and customer service costs. We terminated our marketing efforts during the fourth quarter of Fiscal 2004 regarding the acquisition of new LEC Billed Product segment customers, which is the reason for the comparative period decline in LEC Billed Product segment cost of revenues.

Our gross profit in terms of dollars, on a segmental basis, and our gross profit percentage, on a segmental basis, for each of the six month periods ended May 31, 2005 and 2004, are set forth below:

Consolidated Gross Profit, by Segment

	For the Six Months Ended		Change	Change
	May 31,	May 31,	inc(dec)	inc(dec)
	2005	2004	$$$	%%%
E-commerce	$10,579,911	$7,270,190	$3,309,721	46%

LEC Billed products	365,355	96,991	268,364	277%

CONSOLIDATED TOTALS	$10,945,266	$7,367,181	$3,578,085	49%

Consolidated Gross Profit Percentages, by Segment

	For the		Absolute	Relative
	Six Months Ended		percentage	percentage
	May 31,	May 31,	change	change
	2005	2004	inc(dec)	inc(dec)
E-commerce	36.3%	48.1%	-11.8%	-24.6%

LEC Billed products	51.9%	8.1%	43.8%	540.7%

CONSOLIDATED GROSS PROFIT PERCENTAGE	36.6%	45.2%	-8.6%	-19.0%

Consolidated Gross Profit (“Gross Margin”) as a percentage of net revenue was 36.6% during the six months ended May 31, 2005, compared to 45.2% in the prior year’s comparable period, representing an absolute percentage point decrease of -8.6%, or a 19.0% decrease on a relative basis.

The decline in gross profit percentage is primarily attributable to three factors:

(1)           Increased website registration, customer profile, search engine marketing and other third party online customer acquisition costs for our websites. All such costs are charged to operations when incurred, with such outlays generating revenue in future fiscal periods.

(2)           The impact on gross profit from our iMatchUp.com dating sites resulting from our expensing of customer acquisition costs during the period we acquire a free iMatchUp.com membership account.  The recognition of that revenue is dependent upon whether or not the free account converts to a paying membership. The period that a free account may convert to a billable account typically ranges from one week after acquisition to as long as two years after its initial month of acquisition, based on available historical conversion to billable experience. Therefore, predicated on stabilized acquisition costs in future fiscal periods, we expect that the future conversions of free membership acquisitions to billable members, as well as anticipated renewal revenues from such acquired customers, should allow us to report improved gross profit margins attributable to such memberships in our E-commerce segment in future fiscal periods.

(3)           To a lesser degree, our shift in resource allocation in response to regulatory changes whereby we migrated a portion of our marketing efforts from higher margin email revenue to lower margin site based revenue.

Our Selling Expenses for each of the six months ended May 31, 2005 and 2004 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below impactul our gross profit percentage:

Segment Data - Consolidated Selling Expenses, by segment, by component

	Six Months Ended		Change -	Change -
	May 31,	May 31,	inc(dec)	inc(dec)
	2005	2004	$$$	%%%

E-commerce
Fee share commissions	$1,036,204	$508,216	$527,988	104%
Selling salaries and related expenses	677,969	387,692	290,277	75%
Travel and entertainment	77,122	67,180	9,942	15%
TOTAL Selling - E-commerce segment	1,791,295	963,088	828,207	86%

Consolidated Totals	$1,791,295	$963,088	$828,207	86%

Selling expenses, on a consolidated basis, increased approximately $0.8 million, or 86%, to $1.8 million during the six months ended May 31, 2005 from $1.0 million during the three months ended May 31, 2004. The increase resulted from (a) an approximate $0.5 million increase in fee share commissions and correlates to our increased email revenue and the related use of third-party databases in our email marketing programs to produce a portion of such revenue (as we are the primary obligor to the list owner and bear the responsibility of payment to the list owner regardless of whether our client pays us), and (b) an approximate $0.3 million increase in selling salaries, with such increase relating partially to the expansion of our sales force, coupled with increased sales commission expense resulting from our increased revenue earned during the six months ended May 31, 2005 when compared to the six months ended May 31, 2004.

Our General and Administrative Expenses for the six months ended May 31, 2005 and 2004 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Consolidated General and Administrative Expenses, by segment, by component

	Six Months Ended		Change -	Change -
	May 31,	May 31,	inc(dec)	inc(dec)
	2005	2004	$$$	%%%

E-commerce
Compensation costs and related expenses	$3,139,368	$1,866,807	$1,272,561	68%
Professional fees	317,494	516,437	(198,943)	-39%
Insurance costs	235,254	278,641	(43,387)	-16%
Occupancy and equipment costs	192,909	123,348	69,561	56%
Site development, maintenance and modifications	683,574	696,489	(12,915)	-2%
All other G&A expenses	1,118,859	483,736	635,123	131%
TOTAL G&A - E-commerce segment	5,687,458	3,965,458	1,722,000	43%

LEC Billed Product Components
Compensation costs and related expenses	28,625	113,125	(84,500)	-75%
Insurance costs	10,655	36,774	(26,119)	-71%
Occupancy and equipment costs	4,615	27,686	(23,071)	-83%
All other G&A expenses	5,395	14,152	(8,757)	-62%
TOTAL G&A - LEC segment	49,290	191,737	(142,447)	-74%

Corporate
Compensation costs and related expenses	926,052	1,001,227	(75,175)	-8%
Professional fees	522,071	330,968	191,103	58%
Insurance costs	226,139	249,178	(23,039)	-9%
All other G&A expenses	264,369	268,869	(4,500)	-2%
TOTAL G&A – Corporate	1,938,631	1,850,242	88,389	5%

Consolidated Totals	$7,675,379	$6,007,437	$1,667,942	28%

General and Administrative expenses (“G&A”) on a consolidated basis increased approximately $1.7 million, or 28%, when comparing G&A of $7.7 million for the six months ended May 31, 2005 to G&A of $6.0 million incurred during the six months ended May 31, 2004. The net increase was attributable to an increase in E-commerce segment ($1.7 million) and Corporate ($0.1 million), offset by a decline in the LEC Billed Product segment of ($0.1 million). The significant increase in E-commerce expenses was attributable to the operating overhead incurred from our two recently acquired subsidiaries; in combination such subsidiaries overhead amounted to approximately $1.8 million during the six months ended May 31, 2005. Neither subsidiary had been organized during the prior year’s comparable period. Specifically, during the six months ended May 31, 2005 the subsidiaries combined compensation costs and related expenses amounted to approximately $1.2 million. The subsidiaries also contributed to overhead as follows: office rent and related office expense of approximately $0.1 million and other G&A of approximately $0.4 million. Included in other G&A was amortization expense of approximately $0.2 million from the Send Traffic acquisition and approximately $0.2 million from the Hot Rocket acquisition.

Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. We incurred approximately $391,000 in legal fees (exclusive of disbursements) from FKIWSBR during the six months ended May 31, 2005, of which $222,000 was expensed, and $169,000 was capitalized in the Hot Rocket acquisition. We incurred approximately $296,000 in legal fees (exclusive of disbursements) from FKIWSBR during the six months ended May 31, 2004.

Consolidated - Bad Debt Expense, by Segment

	Six Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
For the periods:	2005	2004	$$$	%%%

E-commerce	$165,607	$(112,113)	$277,720	248%

Consolidated Totals	$165,607	$(112,113)	$277,720	248%

Bad Debt expense increased approximately $0.3 million, or 248%, from bad debt recapture of $112,113 in the six months ended May 31, 2004 to bad debt expense of $165,607 in the six months ended May 31, 2005. Our allowance for bad debts results from our assessment of the risk of collection embedded in our customer base as described below.

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

OTHER INCOME (EXPENSE)

The components of our “Other income (expense)” are set forth below:

	Six Months Ended		change	change
	May 31,	May 31,	inc(dec)	inc(dec)
	2005	2004	$$$	%%%

Interest income and dividends	$425,337	$222,721	$202,616	91%
Realized gains on sale of marketable securities	574,050	22,670	551,380	2432%
Realized gain on sale of subsidiary	195,000	394,900	(199,900)	-51%
Other non-operating income:
Other miscellaneous income(expense)	6,918	9,921	(3,003)	-30%
Vendor settlement on prior year marketing fee	—	350,000	(350,000)	-100%
Foreign Currency Exchange Rate Fees and interest	(13,302)	(7,425)	(5,877)	79%
Interest and penalties - Florida tax settlement	—	(47,790)	47,790	100%
Reduction of prior year’s LEC reserve	—	34,181	(34,181)	-100%
Minority interest (income) loss	(248,174)	—	(248,174)	-100%

Total Consolidated Other Income (Expense)	$939,829	$979,178	$(39,349)	-4%

Consolidated Other Income (Expense) decreased approximately $39,000, from approximately $979,000 for the six months ended May 31, 2004, to approximately $940,000 for the six months ended May 31, 2005.

The material factors contributing to the net increase as set forth in the above table are as follows:

(1)          Realized gains on the sale of marketable securities increased by $551,000 over the prior year’s comparable three month period. This resulted from our decision to recognize unrealized capital gains on our equity security portfolio enabling us to utilize the federal tax benefit of capital loss carryforwards.

(2)          The six months ended May 31, 2004 included $394,900 in installment payments from a prior year sale of a subsidiary, compared to $195,000 in the current six month period. The decline was the result of the installment agreement having been completed in February, 2005.

(3)          The six month period ended May 31, 2004 included a collection of $350,000 in settlement of a prior year’s marketing agreement dispute. No comparable amount is reflected in the six month period ended May 31, 2005.

(4)          Minority Interest resulting from our EZ Tracks partnership with Madacy Entertainment amounted to $248,000. The partnership agreement was entered into on January 12, 2005 and, as such, the six month period ended May 31, 2004 included no comparable amount.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2005, we had aggregate working capital of $33.2 million compared to aggregate working capital of $34.6 million as of November 30, 2004. We had available cash, cash equivalents, equities and readily available marketable debt securities of $30.6 million as of May 31, 2005, compared to available cash, cash equivalents, equities and readily available marketable debt securities of $35.8 million as of November 30, 2004. The equity component of our marketable securities was $1.6 million at May 31, 2005, compared to $1.8 million at November 30, 2004.

Cash used in operating activities was approximately $1.5 million for the six months ended May 31, 2005, compared to approximately $1.3 million in cash provided by operating activities in the six months ended May 31, 2004, representing an approximate $2.8 million decrease in cash provided by operating activities. The primary factor giving rise to the decrease in cash provided by operating activities was attributable to an increase in accounts receivable of approximately $3.7 million (see “-day-sales-outstanding” below).

 Cash provided by investing activities was approximately $2 million during the six months ended May 31, 2005, compared to $1.4 million used in investing activities during the prior year’s comparable quarter. The primary use of cash in investing activities in the six months ended May 31, 2005 related to net cash of approximately $2.9 million expended in the Hot Rocket asset acquisition on January 21, 2005. This was more than offset by net proceeds from sales of securities providing cash of approximately $4.8 million.

Cash used in financing activities was approximately $0.8 million for the six months ended May 31, 2005, compared to $0.7 million used by financing activities for the six months ended May 31, 2004. Proceeds from stock option exercises were $1.5 million for the six months ended May 31, 2005, compared to $1.4 million collected during the comparable prior year period. Dividend payments totaled $2.2 million for the six months ended May 31, 2005, compared to $2.1 million in the comparable prior period.

Our days-sales-outstanding (“DSO”) in accounts receivable at May 31, 2005 was 58 days, compared to 44 days at February 28, 2005, 42 days at November 30,

2004, 55 days at August 31, 2004, and 60 days at May 31, 2004. The 14 day increase in the current quarter’s DSO compared to the fourth quarter of the prior fiscal year relates to increases in E-commerce accounts receivable, based on newly acquired subsidiaries and increased core operations, offset by reductions in the LEC Billed Product segment accounts receivable of $4.8 million (when comparing the May 31, 2005 combined accounts receivable balance of $9.5 million with accounts receivable at November 30, 2004 of approximately $4.7 million).

The majority of our customers are extended 30-day credit terms. In limited instances, customer credit is extended to ranges approximating 90 days. Our LEC Billed Products segment collection cycle is a function of the terms of the billing and collection agreements governing such activity, which collection cycles can exceed 90 days.  We continually monitor customer adherence to credit terms and constantly strive to improve the effectiveness of our collection efforts with the goal of achieving a DSO in the 40-day range. Future fiscal periods might not reflect this goal of a 40-day DSO, and might exceed the 58-day DSO recognized in the three-month period ended May 31, 2005.

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

In Fiscal 2000, we executed our on-line direct marketing strategy. Our future plans and business strategy may continue to call for our Internet-based E-commerce segment to be our primary operating focus, with such segment generating the material portion of our revenues for the six and three month periods ended May 31, 2005. In Fiscal 2002 and 2003, we expended approximately

$1.9 and $1.5 million, respectively, for capital expenditures to support our E-commerce business. In Fiscal 2004, capital expenditures declined to approximately $141,000 as a result of the prior two year’s of capital expenditures, which yielded excess capacity. For the six months ended May 31, 2005, capital expenditures totaled approximately $70,000. We believe that our current infrastructure is adequate to support our E-commerce growth plan, and therefore do not contemplate significant capital expenditure requirements in the near future.

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

On January 21, 2005, we acquired the intangible assets of Hot Rocket, a privately-held on-line media and marketing agency. The purchase price was approximately $3.7 million, comprised of $0.7 million in shares of our common stock (or 113,821 shares) and $2.9 million in cash. In addition, we agreed to pay Hot Rocket a contingent purchase price of up to $12.5 million upon the generation of certain EBITDA thresholds over the four year period following the closing.

On June 30, 2004, we consummated the acquisition of the assets of SendTraffic.com, Inc. and its affiliated entity, The Traffic Group, LLC,  privately held search engine marketing companies based in New York. The original purchase price agreement was for approximately $5.0 million, comprised of $3.5 million in cash and 233,941 shares of Traffix common stock. The asset acquisition agreement calls for contingent earn-out payments based on the post closing attainment of certain earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds during the thirty-six month period following the transaction.

Additionally in the agreement, Send Traffic warranted that certain financial information contained in its unaudited June 30, 2004 balance sheet, which was used to determine the original purchase price, was accurate, and if such financial information ultimately proved post-closing to have been inaccurate, Send Traffic would return to us any shortfall.  In order to ensure compliance with such warranty, we retained in escrow $250,000 of the purchase price.  On November 24, 2004, we signed an Adjustment Agreement with Greg Byrnes and Craig Handelman, the principals of Send Traffic (the “ST Stockholders”), regarding the final determination of the June 30, 2004 balance sheet. In accordance with the Adjustment Agreement’s “Cash Adjustment” clause, we received $300,000 in cash from the ST Stockholders, $250,000 of which came from the escrow withheld at closing, and an additional $50,000 of which was received on November 30, 2004. Additionally, under the Adjustment Agreement’s “Share Adjustment” clause, the ST Stockholders returned 57,142 shares to us, which served to reduce the total shares issued in the asset acquisition to 176,799 shares, as compared to the original issuance of 233,941 shares.

Upon the consummation of the Send Traffic acquisition, each of the ST Stockholders entered into five-year employment contracts with our wholly-owned subsidiary.  Included in each of those contracts were restrictive covenants prohibiting the ST Stockholders from competing with us during the term of their employment and for a period of time thereafter (the “Restrictive Covenants”).

At the time of the Send Traffic acquisition, we allocated $665,000 (of the approximately $5.43 million purchase price) to the Restrictive Covenants, which we amortized over a five-year period, or through June 30, 2009.

On April 6, 2005, the employment relationship between the ST Stockholders and us terminated.  We maintain that the ST Stockholders resigned from their positions voluntarily and without good reason under the terms of their respective employment contracts, in which event the contracts provide that the Restrictive Covenants would continue in effect until June 30, 2007.  Accordingly, we are reducing the period over which we are amortizing the remaining unamortized portion of the purchase price allocated to the Restrictive Covenants to the period ending June 30, 2007.  SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires certain disclosures in the financial statements which include the recognition of any impairment loss.  As a result of shortening the life of the Restrictive Covenants, the increased risk of competition and the reduced future revenues that may flow therefrom, the remaining carrying value of the Restrictive Covenants as of May 31, 2005 (or $539,000) was re-evaluated in accordance with SFAS No. 144 and deemed to be impaired by approximately $137,000 to $402,000. This impairment loss is included in depreciation and amortization expense and the “administrative expense” caption of our income statement for the three and six month periods ended May 31, 2005. The impairment loss is allocated to our E-commerce segment.

The ST Stockholders have contended that their employment contracts were either terminated without Cause (as that term is defined in their respective employment contracts) by us, or that they were entitled to terminate the agreements as a result of actions taken by us with respect to the scope of their duties and responsibilities.   If it were determined that the ST Stockholders’ employment was terminated by us without Cause, then, under their employment contracts, each would have been entitled to severance of not less than 6 months’ and up to 12 months’ base salary (such amount determined by us in our discretion) and the Restrictive Covenants would have continued for such period. The remaining unamortized portion of the purchase price allocated to the Restrictive Covenants would be amortized over such period, which would have ended no earlier than November 6, 2005 and no later than April 6, 2006, as determined by us, and, in accordance with SFAS 144, the remaining carrying value of the Restrictive Convenants would be re-evaluated, with us taking an impairment loss at that time.  If, however, it were determined that the ST Stockholders were entitled to terminate their employment agreements with good reason as a result of actions taken by us, then the Restrictive Covenants would have ended on April 6, 2005, the date of termination, and, in accordance with SFAS 144, the remaining unamortized portion of the purchase price allocated to the Restrictive Covenants would be an expense in the current period.  Should it become necessary, we will defend our position vigorously and use whatever means available to enforce the Restrictive Covenants. We are confident that, notwithstanding the departure of the ST Stockholders, our extensive and experienced workforce will allow us to grow the Send Traffic business and expand its contributions to our overall operations.

As of May 31, 2005, the unamortized balance remaining relating to the Restrictive Covenants is $402,000 and is included in other intangibles.  No amounts have been accrued relating to any severance.

On April 1, 2004, we announced that we had acquired an exclusive license for an operating platform created by LiveOnTheNet.com, Inc., a privately held company. We had announced in February 2004 that we had entered into an agreement to acquire all of the assets of such entity, but the asset acquisition plans were discarded in favor of a license agreement resulting from our final stages of due diligence. The license agreement called for a total payment of $200,000. A down payment of $35,000 and the initial $15,000 installment was made at the time of signing the license, and installments of $15,000 were required on the ten monthly anniversary dates following the signing. As of May 31, 2005, all installments have been made in accordance with the terms of the license agreement.

In May 2005, we entered into a license agreement with Alliant Cooperative Data Solutions, LLC. The agreement allows for the use of an Alliant product which ranks and scores lists of consumers who register on our websites, allowing us to project the response rate of ordering a product after receiving an offer and the rate of payment given a response. The total cost of the license is $38,000, payable in three installments in June, July and October 2005. The full liability was recognized at May 31, 2005 and the license agreement is being amortized on a straight line basis over a three year period.

In March 2003, we sold our 51% majority-owned subsidiary, Montvale Management LLC (“Montvale”), to Mortgage Industry Consultants, LLC (“MIC”) for $1.6 million, plus our investment. We had obtained our 51% interest in September 1999 through an initial investment of approximately $50,000. The terms of the agreement included an initial payment of $1 million (received in March 2003) followed by an additional $600,000 to be paid in 24 monthly installments of $25,000 each. As of May 31, 2005, all required installments were received and recorded as realized gain on sale of subsidiary.

In May 2003, we received approximately $299,000, representing our GAAP basis capital account in such majority-owned subsidiary as at November 30, 2002, pursuant to the terms of the agreement. We also entered into a two-year Media Purchase Agreement whereby we agreed to provide certain media lead generation and related services to the continuing owners of Montvale for consideration of $40,000 per month over the term of the agreement. As of May 31, 2005, we have collected all of the requisite payments specified under the agreement.

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

A summary table of future contractual commitments, for future minimum lease payments under non-cancelable operating leases and employment contracts, and other contractually binding agreements, as of May 31, 2005, are set forth below:

						Total Contractual
	Operating Leases		Employment agreements		Other	Obligations
	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic	Foreign

2005	$194,425	$—	$932,250	$143,862	$—	$1,126,675	$143,862
2006	262,277	—	1,268,075	311,701	—	1,530,352	311,701
2007	48,695	—	1,221,855	3,941	—	1,270,550	3,941
2008	50,156	—	348,469	—	—	398,625	—
2009	16,883	—	196,200	—	—	213,083	—
Thereafter	—	—	28,209	—	—	28,209	—
	$572,436	$—	$3,995,058	$459,504	$—	$4,567,494	$459,504

RELATED PARTIES

Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our

Board of Directors since inception. FKIWSBR legal services are billed on an arms length transaction basis. We incurred approximately $391,000 in legal fees (exclusive of disbursements) from FKIWSBR during the six months ended May 31, 2005, of which $222,000 was expensed, and $169,000 was capitalized in the Hot Rocket acquisition. We incurred approximately $296,000 in legal fees (exclusive of disbursements) from FKIWSBR during the six months ended May 31, 2004.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Our most significant estimates relate to the accruals for fulfillment redemptions, reserves for uncollectible receivables, reserves for data qualification allowances, recoverability of long-lived assets, and the realizability of deferred tax assets. Additionally, we have potential exposure resulting from pending and/or threatened litigation for which we currently assess immaterial risk and, accordingly, do not provide for loss. Additionally, no provision for loss has been recorded for the potential of currently unknown actions naming us as defendant in future fiscal periods. Actual results could differ from our estimates.

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

Should the Internet operating landscape change resulting in (a) higher costs of acquiring consumer data and registered users for our websites; (b) higher costs of acquiring data for our marketing partners, compromising such marketing partners’ ability to maintain adequate sized databases to allow for continued third-party database use agreements; (c) the InfiKnowledge asset acquisition failing to maintain a lower cost of our email delivery activities and web development and web hosting service costs as compared to our competitors, or us being required to depend on third-party emailing service bureaus, to a degree higher, and/or at a cost in excess of our anticipated internally-generated costs, than that currently utilized during the six months ended May 31, 2005, or other currently unknown third party influences on our ability to deliver email messages to the records in our databases, or the records in our marketing affiliates’ databases; (d) our contingent-based prize indemnification premiums for indemnification coverage increasing due to an increase in the number of prize winners at the sites, or as a result of the insurance industry in general; (e) our accruals for fulfillment obligations arising out of promotions proving to be less than the actual redemptions processed in subsequent fiscal periods; or (f) unpredictable technology changes or commercial technology applications;

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

Major Customers and Disposition of Majority-owned Subsidiary

During the six month period ended May 31, 2005, we had 9 customers in our E-commerce segment accounting for approximately $10.2 million or 34.2% of consolidated net revenues and approximately $5.1 million, or 53.8% of consolidated net accounts receivable as of May 31, 2005. The 9 customers accounted for 10.8%, 3.9%, 2.9%, 2.8%, 2.8%, 2.5%, 2.4%, 2.0% and 2.0% of consolidated net revenue for that six month period.

During the six month period ended May 31, 2004, we had 7 customers in our E-commerce segment accounting for approximately $5.6 million or 34.6% of consolidated net revenue and approximately $2.1 million or 38.7% of consolidated net accounts receivable as of May 31, 2004. The 7 customers accounted for 12.6%, 6.2%, 4.5%, 3.3%, 3.0%, 3.0% and 2.1% of consolidated net revenue for that six month period.

Regarding the balance of our customer base, no single customer had net revenues that equaled or exceeded 2.0% of consolidated net revenues for the six month period ended May 31, 2005 or for the six month period ended May 31, 2004. During the year ended November 30, 2003, our business model caused us to move away from significant single, or material multiple, customer reliance, and therefore minimized the risk regarding singular customer loss.

In the six months ended May 31, 2005, 16.5% of our revenue was derived from our proprietary products: 14.1% from iMatchUp.com, our online dating sites, and 2.4% from our LEC Billed Product segment’s proprietary products.

Impairment of Goodwill, Other Intangibles and investment Portfolio Could Impact net Income

We carry goodwill and other identifiable intangibles on our balance sheet arising from current and prior-year acquisitions, with all such goodwill and other identifiable intangibles being aggregated and allocated to our E-commerce segment. We are required to review, at least annually, goodwill for any asset impairment. If the review of the aggregated goodwill related to the E-commerce segment determines that such goodwill is impaired, then we will be required to recognize an impairment charge on such goodwill necessary to reduce the carrying value of the goodwill to its net realizable value. Should events occur that would give rise to such impairment charge, we would recognize decreased profitability to the extent of such adjustment. Cash flows would not be directly affected by the impairment charge, but cash flows would, most likely, have been adversely affected as a result of the facts and circumstances that created the impairment charge.

Market Fluctuation and Debt Repayment Risk of Marketable Securities Investment Portfolio

We maintain an investment portfolio that is managed by prominent financial institutions. The portfolio includes high-grade corporate commercial paper and auction rate securities, and common stock equities, all of which are held for varying periods of time, pursuant to maturity dates, market conditions and other factors. The fair value of our investments in the common stock of publicly traded companies as of May 31, 2005 amounted to approximately $1.6 million. These investments are subject to market price volatility, in addition to the potential for business failure at the company level. Moreover, due to the economic downturn and difficulties that may be faced by some of the companies in which we have investments, our investment portfolio could be further impaired by the failure of such companies to fulfill their responsibility of adhering to the repayment of principal upon maturity. Additionally, our cash flows and interest income could be negatively impacted by Federal Reserve Bank interest rate reductions, if any.

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

In November 2002, we commenced an arbitration against Qwest to recover certain amounts held in escrow that were due us pursuant to the May 2000 Agreement. In December 2002, Qwest filed counterclaims in the arbitration relating to the Fly Free America program. Qwest asserts that in connection with the Class Action, we must indemnify it for $3.4 million in Qwest attorneys’ fees; $600,000 in fees for counsel to the plaintiffs in the Class Action; and $500,000 in settlement payments to Class members. Qwest also sought reimbursement of approximately $3.1 million it paid us pursuant to the May 2000 Agreement.  Initially, Qwest also sought to recover approximately $1.5 million of fines and penalties it claimed it paid to various attorneys general; Qwest has now withdrawn that claim.

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

In late 2004, the appellate court affirmed the decision below, so that the claim against us is dismissed; the Consumer Fraud claim against Columbia House is dismissed; and the Electronic Mail Act claim against Columbia House remains. The plaintiff asked the appellate court to reconsider its decision, and the court denied that request on April 14, 2005.

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

TRAFFIX, INC.

	By:	/s/ Jeffrey L. Schwartz
Jeffrey L. Schwartz
Chairman and CEO Chairman and CEO
Date: July 15, 2005	(Principal Executive Officer)

	By:	/s/ Daniel Harvey
Daniel Harvey
Chief Financial Officer
Date: July 15, 2005	(Principal Financial Officer)

Exhibit Index

Exhibit
Number

3.1.1	Articles of Incorporation of the Company, as amended. (1)

3.1.2	Amendment to the Articles of Incorporation of the Company. (2)

3.2	By-Laws of the Company. (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer *

32.2	Section 1350 Certification of Chief Financial Officer *

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