Form 10-Q
period 2005-08-31
TRAFFIX INC
filed 2005-10-17
CIK 1000297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

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
Yes ☐  No ☒

The number of shares outstanding of the Registrant’s common stock is 14,197,236 (as of 10/13/05).

TRAFFIX, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
QUARTER ENDED AUGUST 31, 2005

ITEMS IN FORM 10-Q

		Page
Part I	Financial Information

Item 1.	Financial Statements	2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	None

Item 4.	Controls and Procedures	52

Part II	Other Information

Item 1.	Legal Proceedings	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information	None

Item 6.	Exhibits	55

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

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31,	November 30,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,219,208	$7,553,285
Marketable securities	22,769,230	28,251,348
Accounts receivable, trade, net of allowance for doubtful accounts of $817,395 at August 31, 2005 and $691,229 at November 30, 2004	9,872,077	4,744,220
Deferred income taxes	981,397	1,206,096
Prepaid expenses and other current assets	655,442	923,069
Total current assets	43,497,354	42,678,018

Property and equipment, net	2,367,827	2,381,364
Goodwill	6,410,040	4,231,054
Other intangibles, net	2,895,784	2,371,411
Deferred income taxes	-	296,663
Total assets	$55,171,005	$51,958,510
Liabilities

Current liabilities:
Accounts payable	$5,317,532	$3,673,789
Accrued expenses	3,732,932	3,450,798
Reserve for customer chargebacks	306,698	377,535
Due to related parties	542,499	311,341
Income taxes payable	590,723	306,333
Total current liabilities	10,490,384	8,119,796

Deferred income taxes	19,616	316,279
Total liabilities	10,510,000	8,436,075

Minority interest	245,103	-

Commitments and contingencies (Notes 2, 7, 10 and 11)
Shareholders’ equity

Preferred stock - $.001 par value; 1,000,000 shares authorized;none issued and outstanding	-	-
Common stock - $.001 par value; authorized 50,000,000 shares; issued 14,156,903 shares and 13,510,605 shares, respectively	14,156	13,510
Additional paid-in capital	43,614,911	41,309,652
Retained earnings	-	1,052,277
Accumulated other comprehensive income	786,835	1,146,996

Total shareholders’ equity	44,415,902	43,522,435
Total liabilities and shareholders’ equity	$55,171,005	$51,958,510

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2005	2004	2005	2004

Net revenue	$16,372,442	$10,208,548	$46,258,827	$26,518,697
Cost of sales	10,757,543	6,335,395	29,698,662	15,278,363
GROSS PROFIT	5,614,899	3,873,153	16,560,165	11,240,334

Selling expenses	896,697	565,222	2,687,992	1,528,310
General and administrative expenses	4,224,282	3,483,341	11,899,661	9,490,778
Bad debt expense	4,634	420,041	170,241	307,928
INCOME (LOSS) FROM OPERATIONS	489,286	(595,451)	1,802,271	(86,682)

Other income (expense):

Interest income and dividends	217,901	137,572	643,238	360,293
Realized gains on marketable securities	-	9,478	574,050	32,148
Realized gain on sale of subsidiary	-	195,000	195,000	589,900
Other non-operating	(2,789)	(1,577)	(9,173)	337,310
Minority interest in income of subsidiary	(125,825)	-	(373,999)	-

INCOME (LOSS) BEFORE PROVISION
(BENEFIT) FOR INCOME TAXES	578,573	(254,978)	2,831,387	1,232,969

Provision (benefit) for income taxes	261,906	(130,657)	1,183,755	339,607

NET INCOME (LOSS)	$316,667	$(124,321)	$1,647,632	$893,362

Basic income (loss) per share (Note 3):
Net income (loss)	$0.02	$(0.01)	$0.12	$0.07
Weighted average shares outstanding	14,113,756	13,492,677	13,900,985	13,185,138

Diluted income (loss) per share (Note 3):
Net income (loss)	$0.02	$(0.01)	$0.12	$0.06
Weighted average shares outstanding	14,447,285	13,492,677	14,291,794	13,853,740
Cash dividends per common share	$0.08	$0.08	$0.24	$0.24

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	August 31,	August 31,
	2005	2004

Cash flows from operating activities:
Net income	$1,647,632	$893,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,635,796	938,186
Reserve for customer chargebacks	371,998	2,089,412
Provision for uncollectible accounts	170,241	307,928
Deferred income taxes	449,383	(165,914)
Net gains on sale of marketable securities	(574,050)	(32,148)
Gain on sale of subsidiary	(195,000)	(589,900)
Minority interest	373,999	-
Changes in assets and liabilities of business, net of assets and liabilities acquired:
Accounts receivable	(5,298,098)	(572,951)
Prepaid expenses and other current assets	267,627	684,528
Accounts payable	1,643,743	513,367
Reserve for customer chargebacks	(442,835)	(1,816,162)
Income taxes payable	703,773	431,301
Due (from)/to related parties	231,158	32,663
Other, principally accrued expenses	(10,199)	(299,639)
Net cash provided by operating activities	975,168	2,414,033

Cash flows from investing activities:
Purchases of securities	(172,383,778)	(224,143,326)
Proceeds from sales of securities	177,865,416	221,683,150
Proceeds from the sale of a subsidiary	195,000	589,900
Payment for asset acquisition, net of cash received	(3,077,714)	(3,475,151)
Cash payment for intangible asset - license agreement	(42,915)	(110,000)
Capital expenditures	(244,405)	(94,999)
Net cash provided by (used in) investing activities	2,311,604	(5,550,426)

Cash flows from financing activities:
Dividends paid	(3,334,408)	(3,179,298)
Distribution to minority interest holder	(128,896)	-
Proceeds from stock options exercised	1,838,740	1,628,113
Net cash used in financing activities	(1,624,564)	(1,551,185)

Effect of exchange rate changes on cash and cash equivalents	3,715	(1,975)
Net increase (decrease) in cash and cash equivalents	1,665,923	(4,689,553)

Cash and cash equivalents, beginning of period	7,553,285	9,939,657

Cash and cash equivalents, end of period	$9,219,208	$5,250,104

See Notes 2 and 7 for a summary of noncash investing activities.

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED AUGUST 31, 2005
(UNAUDITED)
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amounts	Capital	Earnings	Income(Loss)	Equity

Balance, November 30, 2004	13,510,605	$13,510	$41,309,652	$1,052,277	$1,146,996	$43,522,435

Net income for the nine months ended August 31, 2005				1,647,632		1,647,632

Unrealized losses on available-for-sale securities					10,735	10,735
Reclassification adjustment for gains realized in net income					(360,584)	(360,584)
Foreign Currency Translation adjustment					(10,312)	(10,312)
Dividends declared			(634,499)	(2,699,909)		(3,334,408)
Stock option exercises	532,477	532	1,838,208			1,838,740
Tax benefit from exercise of stock options			419,384			419,384
Common stock issued in connection with asset acquisition	113,821	114	682,166			682,280

Balance, August 31, 2005	14,156,903	$14,156	$43,614,911	$-	$786,835	$44,415,902

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

The accompanying consolidated financial statements of Traffix, Inc. and its subsidiaries (the “Company”) are unaudited; however, in the opinion of management, these financial statements are presented in conformity with accounting principles generally accepted in the United States of America. The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented and are of a normal and recurring nature. In the preparation of these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures at the date of, and for the interim periods presented. Actual results could differ from those estimates. Significant estimates include reserves for uncollectible receivables, reserves for data qualification allowances, recoverability of long-lived assets, and the realizability of deferred tax assets. Additionally, the Company has potential exposure resulting from pending and/or threatened litigation for which the Company currently does not provide a loss provision. Management’s estimates and assumptions are continually reviewed against actual results with the effects of any revisions being reflected in the results of operations at that time. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004. The results of operations for the three and nine month periods ended August 31, 2005 are not necessarily indicative of the results to be expected for the subsequent quarter or the full fiscal year ending November 30, 2005. Certain prior year amounts in the unaudited consolidated financial statements have been reclassified to conform with the current year presentation.

During the nine months ended August 31, 2005 and 2004, options for 532,477 shares and 367,557 shares of the Company’s common stock, respectively, were exercised by its employees, officers and directors. Tax benefits of $419,384 and $277,136 in the nine months ended August 31, 2005 and 2004, respectively, resulting from the exercise of these options, were recorded as an increase to additional paid-in capital and a reduction of income taxes currently payable.

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

In December 2004, the FASB issued SFAS No. 123 (R), Share Based Payments, which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. In March of 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107), regarding its interpretation of SFAS 123R and provides guidance on varying valuation methods available in the computation and guidance on other related matters. The standard requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. The new standard is effective in the first interim or annual reporting period beginning after June 15, 2005 for all registrants other than small business issuers. The Company is currently assessing the impact that the Statement may have on its financial statements, and due to the uncertainty of the level of share-based payments to be granted in the future, no estimates of the impact are included in the notes to the financial statements.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition, Variable Costs, Allowances, Accounts Receivable and Bad Debts

Revenue

The Company currently earns the material portion of its revenue from the E-commerce segment. This revenue primarily results from marketing agreements with the Company’s marketing partners and corporate customers. These marketing agreements satisfy the “existence of pervasive evidence of an arrangement” required under the current revenue recognition rules under Staff Accounting Bulletin (SAB)104. The provisions of each agreement determine the (a) pricing characteristics of the revenue generating activity, the specific type of revenue activity (i.e. on-line dating membership, website advertising activity, email marketing promotion and terms of LEC recurring billed products), and (b) the method of the Company’s delivery obligations to, and acceptance obligations of, its clients and customers, with (a) and (b) satisfying the criterion of SAB 104, that “sales price is fixed or determinable” and “delivery has occurred”. As a function of the Company’s client and customer acceptance process, the Company reviews bank and credit references, business financial statements and personal financial statements and/or obtains corporate officer guarantees (if appropriate), all of which satisfy the SAB 104 criteria, “collectibility is reasonably assured”. Based on the revenue recognition criterion discussed above, the Company believes it recognizes revenue when it is realizable and earned.

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

Cost of Sales

Certain revenue related obligations are recorded at the time revenue is recognized. They include costs payable to other on-line, as well as off-line, media companies for generating registered users and consumer data for the Company, database fee sharing costs under third-party database use agreements, email message delivery costs, contingent-based prize indemnification coverage (i.e., sweepstakes payout indemnification), and estimated premium fulfillment costs related to the respective promotion (if applicable), representing all other variable costs directly associated with completing the Company’s obligations relative to the revenue being recognized, all of which satisfy the criteria regarding the concept of “other than a perfunctory, or inconsequential ongoing obligation” as specified in SAB 104.

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

Accounts receivable consist of trade accounts receivable from the Company’s corporate customer base, credit card merchants and third party billing companies, with extension of credit varying between 30 to 90 days, with the majority at 30 days, and as such, do not bear interest. Corporate customers with credit balances, generally resulting from prepayments, are classified as deferred revenue, and included in “Accrued expenses” on our balance sheets

Accounts Receivable by major category consist of the following at August 31, 2005 and 2004:

	August 31, 2005	August 31, 2004
Accounts Receivable from:
Corporate Clients	$8,914,782	$4,087,197

Consumers via Credit Card Merchant arrangements, Third Party Billing companies and Local Exchange Carriers (LECs)	957,295	1,261,974

Total Accounts Receivable	$9,872,077	$5,349,171

Following are the changes in the allowance for doubtful accounts for the nine months ended August 31, 2005 and 2004:

	Beginning Balance	Net additions (reductions) to allowance	Write-offs net of recoveries	Ending Balance
2005	$691,229	170,241	(44,075)	$817,395
2004	$872,605	307,928	(52,636)	$1,127,897

Transactions with Major Customers and other Revenue Concentrations

During the three and nine month periods ended August 31, 2005, one customer in the Company’s E-commerce segment accounted for approximately $2.1 million and $5.4 million, or 13.2% and 11.7% of consolidated net revenues, respectively. With respect to the balance of the Company’s current customer base, no single customer had net revenues that equaled or exceeded 6.5% and 4.8% of consolidated net revenues for the three and nine month periods ended August 31, 2005, respectively. During the three and nine month periods ended August 31, 2004, we had one customer in our E-commerce segment accounting for approximately $0.9 and $2.9 million, or 8.5% and 11.0% of consolidated net revenues, respectively.

In the three and nine months ended August 31, 2005, 15.0% and 16.0% of the Company’s revenue was derived from its proprietary products, respectively (13.9% and 14.0% from iMatchUp.com, the Company’s online dating site, and 1.1% and 2.0% from its LEC Billed Product segment’s proprietary products).

Goodwill, long lived assets and other purchased intangible assets

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), requires goodwill to be tested for impairment on an annual basis, and more frequently under certain circumstances. Under SFAS 142, the Company is required to perform a two step process in its impairment assessment. Step one is to test for the potential of goodwill impairment. If the potential for impairment is identified by step one, then step two is undertaken to measure the amount of impairment loss. The Company conducts the tests described above, annually during its quarter ending August 31. During the quarter ended August 31, 2005, the Company tested its goodwill and found it to be free of impairment.

In the performance of its annual impairment testing, the Company will use estimates of the fair value of its aggregated goodwill using internal analysis, external economic and financial data, external market valuations, all of which incorporate valuation applications derived from revenue multiples, capitalized earnings and discounted cash flow models, and other comparable market valuations methods deemed relevant at that time.

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

Stock-based Compensation

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

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2005	2004	2005	2004
Net income:
As reported	$316,667	$(124,321)	$1,647,632	$893,362
Less: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(125,539)	(148,680)	(366,305)	(292,307)
Pro forma net income (loss)	$191,128	$(273,001)	$1,281,327	$601,055
Basic net income (loss) per share:
As reported	$0.02	$(0.01)	$0.12	$0.07
Pro forma net income (loss)	$0.01	$(0.02)	$0.09	$0.05
Diluted net income (loss) per share:
As reported	$0.02	$(0.01)	$0.12	$0.06
Pro forma net income (loss)	$0.01	$(0.02)	$0.09	$0.04

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

Non-cash Investing and Financing Activities

Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. For the nine months ended August 31, 2005 and August 31, 2004, non-cash activities included the following items:

Investing Activities:
Stock Issued in connection with Acquisitions (Also see notes 7 and 8)

	2005	2004

Hot Rocket Marketing, Inc. - January 21, 2005	$682,280
Send Traffic, Inc. - June 30, 2004		$1,085,453

License Acquisitions

In August 2005, the Company entered into a license agreement with Melissa Data Corp. The agreement allows for the use of a Melissa product which cleans databases of inaccurate, incomplete or undeliverable addresses while verifying, correcting and standardizing them. The cost of the license was $14,915 and was fully paid at August 31, 2005. The license agreement is being amortized on a straight line basis over twelve months.

In May 2005, the Company entered into a license agreement with Alliant Cooperative Data Solutions, LLC. The agreement allows for the use of an Alliant product which ranks and scores lists of consumers who register on our websites, allowing the Company to project the response rate of ordering a product after receiving an offer and the rate of payment given a response. The total cost of the license was $38,000, payable in three installments due in June, July and October 2005. The full liability was recognized at August 31, 2005 and $10,000 in payment obligations were remaining at that date. The license agreement is being amortized on a straight line basis over a three year period.

On March 24, 2004, the Company entered into a license agreement with LiveOnTheNet.com Inc. The agreement allows the Company to market to consumers under its own brand name (Click Help), a software program, which enables home PC users to access customer service operators who provide real-time support for questions related to their personal computers.

The total cost of the software license was $200,000, payable by a $35,000 down payment and eleven monthly installments of $15,000, due on the first of the month, commencing April 1, 2004. As of August 31, 2005, the Company has fully satisfied its payment obligations under this license agreement, which is being amortized on the straight-line basis over a five year period.

3. Earnings Per Share

The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:
	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2005	2004	2005	2004

Denominator:
Denominator for basic earnings per share-weighted average shares	14,113,756	13,492,677	13,900,985	13,185,138
Effect of dilutive securities:
Stock options	333,529	-	390,809	668,602
Denominator for diluted earnings per share-
adjusted weighted average shares	14,447,285	13,492,677	14,291,794	13,853,740

Options to purchase 2,017,651 and 2,462,917 shares of common stock for the three months ended August 31, 2005 and 2004, respectively, and 1,652,101 and 676,017 for the nine months ended August 31, 2005 and 2004, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

4.  Comprehensive Income (Loss)

The Company presents foreign currency translation adjustments and unrealized gains and losses on its marketable securities (net of tax, when applicable) as a component of “comprehensive income (loss)” and are presented below:

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2005	2004	2005	2004

Net income (loss)	$316,667	$(124,321)	$1,647,632	$893,362

Other comprehensive income (loss) , net of tax:

Foreign currency translation adjustment	136,779	112,029	(10,312)	(56,683)

Unrealized gains from available-for-sale securities, arising during the period, net of income taxes of $-0-	70,759	16,019	10,735	190,410

Add: reclassifiaction adjustment for gains realized in net income, net of tax effect of $224,684	-	-	(360,584)	-

Comprehensive income	$524,205	$3,727	$1,287,471	$1,027,089

5. Advertising and Marketing

The Company’s advertising and marketing costs, incurred in the advertising and marketing of the Company’s and its clients’ products, services and promotional offers, have historically been comprised of (1) costs associated with the transmission of email marketing messages, both from internal sources and external third-party vendors, (2) costs associated with the purchase of on-line consumer data (including registered users to the Company’s websites and its clients’ websites), and (3) email and website program promotional and creative development costs. During the nine months ended August 31, 2005, the Company included the costs of Internet media arbitrage purchases resulting from the January 21, 2005 acquisition of Hot Rocket Marketing, Inc. During the year ended November 30, 2004, as a result of the acquisition of SendTraffic.com,Inc., the Company included the costs of its search engine marketing activities in its advertising and marketing cost accounts. During the fiscal periods prior to these acquisitions, the Company incurred immaterial search engine marketing costs and did not participate in Internet media arbitrage activities.

Advertising and marketing costs are charged to operations (1) at the time of the email transmission, (2) upon receipt of the qualified consumer data, (3) at the time the promotional and creative services are provided, (4) at the time the search engine marketing media purchases are incurred, and/or (5) at the time the Company purchases the underlying Internet media, respectively, and are included as a component of cost of sales.

Total advertising and marketing costs included in cost of sales for the three months ended August 31, 2005 and 2004 were approximately $10,587,000 and $5,472,000, respectively, and for the nine months ended August 31, 2005 and 2004 were approximately $29,077,000 and $13,164,000, respectively.

6. Segment Information

Segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. Disclosure is also required about products and services, geographic areas and major customers. The Company’s segments operate principally in the United States with a presence in Canada. The Canadian presence contributed an immaterial amount to consolidated net revenue and net income. The Company’s two principle operating segments are: (a) E-commerce and (b) LEC Billed Products. This business segment delineation is consistent with the Company’s management and financial reporting structure based on products and services. The Company evaluates performance based on many factors, with the primary criteria being each segment’s adjusted EBITDA, which is defined as net income excluding (i) special charges, (ii) interest expense, (iii) interest and dividend income, (iv) net gains (losses) on the sale of marketable securities, (v) permanent impairment charges to long-lived assets, (vi) other non-operating income, (vii) minority interest (income)loss, (viii) depreciation, (ix) amortization and (x) income taxes. The Company shares a common workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate. The following tables set forth the Company’s financial results, by management’s performance criteria, by operating segment. All presented revenues are from nonintersegment sources, and, therefore no intersegment elimination applies.

Segment Data - Net Revenue

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2005	2004	2005	2004

E-commerce	$16,191,862	$9,750,567	$45,373,905	$24,859,773
LEC Billed Products	180,580	457,981	884,922	1,658,924

Consolidated totals	$16,372,442	$10,208,548	$46,258,827	$26,518,697

Segment Data - Adjusted EBITDA*

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2005	2004	2005	2004

E-commerce	$1,836,794	$1,184,475	$5,808,107	$4,168,965
LEC Billed Products	20,947	(426,860)	337,012	(521,606)

Consolidated totals	$1,857,741	$757,615	$6,145,119	$3,647,359

Adjusted EBITDA is net income excluding corporate level general and administrative costs (including the exclusion of Corporate level depreciation and amortization), special charges, interest expense, interest and dividend income, net gains (losses) on the sale of marketable securities, realized gains on subsidiary sales, permanent impairment charges to long lived assets, other non-operating income (expense), minority interest (income) loss, depreciation, amortization and income taxes.

Segment Data - Depreciation and Amortization

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2005	2004	2005	2004

E-commerce	$511,303	$263,383	$1,547,065	$794,115

Consolidated totals	$511,303	$263,383	$1,547,065	$794,115

Segment Data - Reconciliation of Reportable segment’s Adjusted EBITDA to consolidated income (loss) before taxes

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2005	2004	2005	2004

Adjusted EBITDA - by segment
E-commerce	$1,836,794	$1,184,475	$5,808,107	$4,168,965
LEC Billed Products	20,947	(426,860)	337,012	(521,606)

Total Adjusted EBIDTA	$1,857,741	$757,615	$6,145,119	$3,647,359

Items effecting Adjusted EBITDA in arriving at consolidated income (loss) before taxes

Corporate (expense)	(857,152)	(1,089,683)	(2,795,783)	(2,939,926)
Depreciation and amortization (expense)	(511,303)	(263,383)	(1,547,065)	(794,115)
Interest income and dividends	217,901	137,572	643,238	360,293
Realized gains on marketable securities	-	9,478	574,050	32,148
Realized gain on sale of subsidiary	-	195,000	195,000	589,900
Other non-operating income(expense)	(2,789)	(1,577)	(9,173)	337,310
Minority interest in income of subsidiary	(125,825)	-	(373,999)	-
Total items effecting
Adjusted EBITDA	(1,279,168)	(1,012,593)	(3,313,732)	(2,414,390)

Consolidated Income (loss) before taxes	$578,573	$(254,978)	$2,831,387	$1,232,969

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

The purchase price was approximately $3.8 million and was comprised of $3.1 million in cash, $0.7 million (or 113,821 shares) of the Company’s common stock and transaction fees approximating $0.1 million. Based on an internal preliminary valuation, the reported purchase price includes approximately $2.2 million of goodwill and $1.6 million of identifiable intangibles. The Company is currently having the valuation prepared.

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

In addition to the initial cost of the acquisition, we agreed to pay Hot Rocket a contingent purchase price of up to $12.5 million if Hot Rocket generates an aggregate of $27 million in EBITDA (as quantified in the Agreement) over the four year period following the closing. The contingent purchase price, if any, will be accounted for as additional purchase price in accordance with EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Enterprise in a Purchase Business Combination”. At August 31, 2005, the Company determined that at the current rate of growth recognized by Hot Rocket, it is probable that the first tier of contingent payment will be attained within the first measurement period, which ends February 28, 2006. The first tier contingent payment commences upon the attainment of EBITDA of $1.5 million for the period February 1, 2005 to January 31, 2006, and is capped at $4 million. As of August 31, 2005, the Company is not liable for any contingent payments, based on the subsidiary’s EBITDA being less than the first tier $1.5 million minimum threshold and therefore has not accrued any additional purchase price at August 31, 2005. The Company will continue to assess its liability under the Hot Rocket contingent payment arrangement in each successive quarter, and will record additional purchase price through increased goodwill, if and when a liability is realized. For any interim period accrual of additional purchase price arising out of the contingent arrangement, the Company presently deems that it will be settled in cash, but retains the right to settle the final payment with a blend of cash and stock, with stock not to exceed 50% of the total payment and to make as much of such payment in cash as is necessary to keep all share issuances to Hot Rocket at a maximum of 19.9%.of the Company’s outstanding stock.

Hot Rocket Pro Forma Information

The Hot Rocket acquisition closed on January 21, 2005 and, as such the results of its operations are included in the Company’s consolidated results from that date through August 31, 2005. The pro forma disclosure set forth below provides the details as though the business combination had been completed as of December 1, 2004. The pro forma adjustments serve to: (1) eliminate intercompany transactions during the pre-acquisition period; (2) record amortization expense for the pre-acquisition period; (3) provide for income tax expense at Traffix’s marginal tax rate as applicable for the nine-month period ended August 31, 2005, applied to Hot Rocket’s adjusted pre tax income; and (4) increase the weighted average shares outstanding as if the acquisition shares were issued on December 1, 2004.

Pro forma
Traffix
12-01-04 to
8-31-05
Net revenue	$47,523,318
Income from operations	2,062,663
Income before provision for income taxes	3,091,779
Net income	1,809,075
Diluted income per share	$0.13
Diluted weighted average shares outstanding	14,356,293

The pro forma disclosure set forth below provides the details as though the business combination had been completed as of the beginning of the nine month period commencing January 1, 2004. The Hot Rocket entity had a natural business year which ended December 31. Both the month of December 2003, and the period January 1, 2004 to September 30, 2004, did not include any material, or non-recurring items requiring separate disclosure in the pro forma information. The pro forma adjustments serve to: (1) eliminate intercompany transactions; (2) record amortization expense for the nine months ended August 31, 2004; (3) provide for income tax expense at Traffix’s marginal tax rate as applicable to the nine-month period ended August 31, 2004, applied to Hot Rocket’s adjusted pre tax income; and (4) increase the weighted average shares outstanding as if the acquisition shares were issued on December 1, 2003.

Proforma
Traffix
12-01-03 to
8-31-04
Net revenue	$34,108,701
Income from operations	2,141,242
Income before provision for income taxes	3,467,097
Net income	2,278,521
Diluted income per share	$0.16
Diluted weighted average shares outstanding	13,967,531

Fiscal year ended November 30, 2004 Asset Acquisitions

During the fiscal year ended November 30, 2004, the Company entered into an Asset Acquisition Agreement for the acquisition of the assets of SendTraffic.com, Inc. (Send Traffic). The acquisition was accounted for in accordance with SFAS 141, Business Combinations. Send Traffic warranted that certain financial information contained in its unaudited June 30, 2004 balance sheet was accurate, and if such financial information ultimately proved post-closing to have been inaccurate, Send Traffic would return to the Company any shortfall. In order to ensure compliance with such warranty, the Company retained in escrow $250,000 of the purchase price. On November 24, 2004, the Company signed an Adjustment Agreement with the Greg Byrnes and Craig Handelman, the principals of Send Traffic (the “ST Stockholders”), regarding the final determination of the June 30, 2004 balance sheet. In accordance with the Adjustment Agreement’s “Cash Adjustment” clause, the Company received $300,000 in cash from the Send Traffic principals, $250,000 of which came from the escrow withheld at closing, and an additional $50,000 of which was received on November 30, 2004. Additionally, under the Adjustment Agreement’s “Share Adjustment” clause, the Send Traffic principals returned 57,142 shares to the Company, which served to reduce the total shares issued in the asset acquisition to 176,799 shares, as compared to the original issuance of 233,941 shares.

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

On April 6, 2005, the employment relationship between the ST Stockholders and the Company terminated.  The Company maintains that the ST Stockholders resigned from their positions voluntarily and without good reason under the terms of their respective employment contracts, in which event the contracts provide that the Restrictive Covenants would continue in effect until June 30, 2007.  Accordingly, the Company is reducing the period over which it is amortizing the remaining unamortized portion of the purchase price allocated to the Restrictive Covenants to the period ending June 30, 2007.  As a result of shortening the life of the Restrictive Covenants, the increased risk of competition and the reduced future revenues that may flow therefrom, the remaining carrying value of the Restrictive Covenants as of May 31, 2005 (or $539,000) was re-evaluated in accordance with SFAS No. 144 and deemed to be impaired by approximately $137,000. This impairment loss is included in depreciation and amortization expense in the “administrative expense” caption of the Company’s income statement for the nine month period ended August 31, 2005. The impairment loss is allocated to the Company’s E-commerce segment.

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

Details of Acqusition	SendTraffic.com

Fair Value of assets acquired	$6,043,206
Liabilities assumed	(1,240,788)
Stock issued	(1,107,953)
Cash paid	$3,694,465
Less: cash acquired	(196,812)

Net cash paid for acquisition	$3,497,653

8. Goodwill and Identifiable Intangibles Assets

The gross carrying value of goodwill and the gross carrying value and accumulated amortization of other intangibles are as follows:

	As of August 31, 2005		As of November 30, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
GroupLotto identifiable intangibles:
GroupLotto Site Brand Recognition	$722,922	$594,663	$722,922	$486,225
GroupLotto Database	433,754	356,798	433,754	291,735
Intellectual Property Assets	289,169	237,865	289,169	194,490
Marketing Right License Fee	252,915	63,694	200,000	30,000

Infiknowledge identifiable intangibles:
Internet Game Suite	258,304	190,977	258,109	152,328
Intellectual Property Assets	193,728	143,233	193,582	114,246
Market Position Acquired	215,254	159,148	215,091	126,940
				-
Thanksmuch identifiable intangibles:
Profiled customer data	50,000	50,000	50,000	44,305
Restrictive Covenants	10,000	8,211	10,000	6,878

SendTraffic identifiable intangibles:
Employment Contracts	660,592	308,842	660,592	55,049
Software	963,951	345,980	963,951	123,563

Hot Rocket identifiable intangibles
Employment Contracts	569,394	69,909	-	-
Software	1,012,257	207,136	-	-
Total amortizable intangible assets	$5,632,240	$2,736,456	$3,997,170	$1,625,759

Unamortized intangible assets:
Goodwill - Infiknowledge	$852,782		$852,138
Goodwill - SendTraffic	3,103,870		3,089,180
Goodwill - Hot Rocket	2,163,652
Goodwill - Thanksmuch	289,736		289,736
Total Goodwill	$6,410,040		$4,231,054

(1)	The Infiknowledge identifiable intangibles and unamortizable goodwill carrying value changes as a result of the effects of foreign currency exchange translation.

The amortizable intangibles listed above are deemed to have a finite life of five years, or less, from the date of acquisition, with the weighted average life being 4.1 years. The straight-line method of amortization has been applied to such assets in calculating their respective amortization. The Internet and E-commerce industries, within which the Company conducts the majority of its business and has extensive experience, are dynamic and constantly evolving business arenas.

The amortization expense related to acquired amortizable identifiable intangibles assets have been recorded from the dates of the respective acquisitions.

The future intangible amortization expense for the next five fiscal years is estimated to be as follows:

	2005	2006	2007	2008	2009

GroupLotto Identifiable intangible amortization:
GroupLotto Site Brand Recognition	$143,118	$91,162	$-	$-	$-
GroupLotto Database	85,871	54,698		-
Intellectual Property Assets	57,247	36,465		-
Licenses	50,590	63,853	52,667	45,805	10,000
Total Group’s amortization	$336,826	$246,178	$52,667	$45,805	$10,000

Infiknowledge Identifiable intangible amortization:
Cost allocated
Internet Game Suite	$51,661	$51,661	$1,663	$488	$388
Intellectual Property Assets	38,746	38,746	1,247	366	291
Market Position Acquired	43,051	43,051	1,386	407	323
Total Group’s amortization	$133,458	$133,458	$4,296	$1,261	$1,002

ThanksMuch Identifiable intangible amortization:
Profiled customer data	$5,695	$-	$-	$-	$-
Restrictive Covenants	2,000	1,122	-	-	-
Total Group’s amortization	$7,695	$1,122	$-	$-	$-

SendTraffic identifiable intangible amortization:
Employment Contracts	$304,042	$201,000	$100,501	$-	$-
Software	296,554	296,554	234,897	12,382	-
	$600,596	$497,554	$335,398	$12,382	$-

Hot Rocket identifiable intangible amortization
Employment Contracts	$97,746	$113,879	$113,879	$113,879	$113,879
Software	289,618	337,419	337,419	47,801	-
	$387,364	$451,298	$451,298	$161,680	$113,879

Summary
GroupLotto Identifiable intangibles:	$336,826	$246,178	$52,667	$45,805	$10,000
Infiknowledge Identifiable intangibles:	133,458	133,458	4,296	1,261	1,002
ThanksMuch Identifiable intangibles:	7,695	1,122	-	-	-
Hot Rocket Identifiable intangibles:	387,364	451,298	451,298	161,680	113,879
SendTraffic identifiable intangibles:	600,596	497,554	335,398	12,382	-
Total identifiable intangible amortization	$1,465,939	$1,329,610	$843,659	$221,128	$124,881

9. Income Taxes

The Company’s income tax provision for the three month and nine months ended August 31, 2005 was approximately $262,000 and $1,184,000, respectively, and includes $213,000 and $1,044,000 of expense related to the current year’s three and nine month operations and approximately $47,000 and $140,000 of period expenses related to an increases in the Company’s estimates related to tax audits.

The effective income tax rates for the three and nine months ended August 31, 2005 were 45.3% and 41.8%, respectively. This differs from the Company’s estimated annual effective income tax rate of 41.6% described below, due primarily to projected consistent tax liability adjustments included in a quarterly fluctuating pre-tax income environment.

Estimated Annual Effective Income Tax Rate. The estimated annual effective income tax rate for 2005 differs from the U.S. federal statutory income tax rate of 34% as follows:
	Fiscal Year	Fiscal Year
	2005 (1)	2004 (2)

Income tax expense at U.S. federal statutory rate	34.0%	34.0%
State income taxes, net of U.S. federal impact	2.2	2.2
Impact of foreign operations	1.3	1.2
Change in contingent tax liabilities	1.4	(12.5)
Other, including non-deductible expenses	2.7	2.6
	41.6%	27.5%

(1)	Estimated annual effective income tax rate for fiscal year 2005.
(2)	Projected annual effective income tax rate used for the nine months ended August 31, 2004.

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

10. Litigation

The Company is subject to legal proceedings, lawsuits and other claims, brought by: (1) consumers of the Company’s products and services; (2) the Company’s clients; (3) consumers of the Company’s clients’ products and services; and (4) others bringing claims that arise in the normal course of the Company’s business. Legal proceedings are subject to numerous uncertainties rendering the prediction of their outcome difficult. As a result of such uncertainty, the Company is unable to estimate the ultimate outcome of any of the subsequently mentioned claims, and, accordingly, no provision for loss has been recorded. The Company believes that individually, and in the aggregate, the ultimate settlement of the subsequently mentioned claims should not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Qwest

Qwest Communications, Inc. notified the Company of an indemnification claim relating to a class action filed against Qwest in Minnesota, Bindner v. LCI International Telecom Corp. et al., District Court of Minnesota, County of Sibley, Case No. C0-00-242 (the “Class Action”). In that action, plaintiffs claimed that from September 1998 to July 1999, they were misled when they were solicited to change their long distance carrier to Qwest. They asserted that they were not told that they would have to stay at certain hotels and pay their regular rates as part of a promotion involving free airline tickets. The Company introduced the promotion (“Fly Free America”) to Qwest, and was retained by Qwest to operate the telemarketing campaign pursuant to an Agreement between Qwest and the Company. In or about May 2000, Qwest and the Company entered into an agreement terminating the Agreement and settling the amount due the Company (the “May 2000 Agreement”). The Agreement and the May 2000 Agreement contain language that Qwest claims obligates the Company to indemnify Qwest for the losses it sustained by reason of this class action. The Company maintains that it has no liability in the matter.

Fraud claims in the Class Action were dismissed, leaving breach of contract and false advertising claims. The court certified the class and Qwest, without the Company’s consent, agreed to settle the Class Action. The court approved the settlement agreement, stated that there was no finding of any liability against Qwest, and approved the attorneys’ fees for plaintiffs’ counsel. No appeal was taken so that the Class Action has been concluded.

In November 2002, the Company commenced an arbitration against Qwest to recover certain amounts held in escrow that were due the Company pursuant to the May 2000 Agreement. In December 2002, Qwest filed counterclaims in the arbitration relating to the Fly Free America program. Qwest asserts that in connection with the Class Action, the Company must indemnify it for $3.4 million in Qwest attorneys’ fees; $600,000 in fees for counsel to the plaintiffs in the Class Action; and $500,000 in settlement payments to Class members. Qwest also sought reimbursement of approximately $3.1 million it paid the Company pursuant to the May 2000 Agreement. Initially, Qwest also sought to recover approximately $1.5 million of fines and penalties it claimed it paid to various attorneys general; Qwest has now withdrawn that claim.

A panel of arbitrators was appointed in December 2003. The panel established a schedule for substantive motions and for hearings in June 2004. The arbitrators also provided for exchanges of information in the arbitration subject to Qwest’s right to seek to prevent such exchanges. Qwest moved to prevent exchanges of information and this application was granted. Qwest moved for summary judgment with respect to its indemnification counterclaim. That motion was denied. Arbitration hearings on liability were held during the week of June 20, 2005. The arbitrators reserved decision and bifurcated all issues of awards of legal fees such that any hearings on legal fees will be held after a decision on liability has issued.

Columbia House/Rydel

In or about August 2002, Columbia House, one of the Company’s clients, notified it of an indemnification claim relating to a class action filed against Columbia House, among others, in Illinois, Rydel v. Comtrad Industries, Inc. et al., Circuit Court of Cook County, Illinois, No. 02 CH 13269. In that action, plaintiff claims to have received unsolicited commercial e-mail from, among others, Columbia House, in violation of Illinois law, and asserts two basic claims against Columbia House, one for violation of Illinois’ Consumers Fraud Statute, the second for violation of Illinois’ Electronic Mail Act. Columbia House advised us that it believes that the email in question was not approved by Columbia House when it was sent, and asserted a claim for indemnification against the Company pursuant to its contract. The Company and Columbia House agreed to defer resolution of the indemnification claim (and reserved each of their respective rights). Columbia House is defending against the class action. Its motion to dismiss was granted as to the Consumer Fraud claim, but denied as to the Electronic Mail Act claim. The plaintiff has appealed the partial dismissal.

In or about January 2003, the Company was named as a defendant in the Rydel class action. In an additional count in the complaint, the plaintiff asserted that the Company violated the Illinois Consumer Fraud and Deceptive Business Practices Act by providing to a co-defendant a list of consumers who had consented to receive commercial e-mails when, the complaint alleges, they had not. The complaint sought injunctive relief and unspecified damages. The Company’s motion to dismiss the claim as against it was granted in June 2003, and the plaintiff filed an appeal.

In late 2004, the appellate court affirmed the decision below, so that the claim against the Company is dismissed; the Consumer Fraud claim against Columbia House is dismissed; and the Electronic Mail Act claim against Columbia House remains. The plaintiff asked the appellate court to reconsider its decision, and the court denied that request on April 14, 2005.

As stated above, the Company is unable to determine the ultimate outcomes of any of the foregoing claims or demands, and, accordingly, no provision for loss has been recorded.

11. Subsequent Events

On October 12, 2005, the Company’s Board of Directors declared a dividend from the Company’s surplus of $0.08 per share on the outstanding shares of the Company’s common stock for the quarter ended August 31, 2005. Such dividend is payable on or about November 1, 2005 to holders of record of such shares at the close of business on October 21, 2005. The Company can give no assurance that its Board will declare any dividends in future fiscal periods. Any further declarations will depend upon the Company’s performance, the level of its then current and retained earnings, if any, available capital surplus and projected capital requirements necessary for operations, and other pertinent factors. You should not rely on any prior approvals of the Board as an indicator of its intent to approve the declaration of any dividends in the future.

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

In addition to our third party client-based revenue, we generate revenue directly from consumers from our own products and services. In Fiscal 2003, we expanded our line of direct-to-consumer products and services to include Internet based services, such as iMatchUp.com, our on-line dating service, which revenues are included in our E-commerce segment, and TXNet/WorldWebAccess, our ISP, VOIP and email products, which comprise our LEC Billed Products segment. During Fiscal 2004, we introduced Click-Help, an addition to our LEC Billed Product suite that offers 24/7 technical assistance to the home PC user, under a recurring monthly billing plan. We discontinued new customer acquisitions for our LEC Billed Products segment during the fourth quarter of Fiscal 2004. We continue to expend effort to effectively seek out other products that fit the LEC billing mode that exhibit the potential for acceptable economic returns. LEC Billed Products do not have any long-lived assets associated with the segment. These “direct to consumer” generated products and services accounted for approximately $2.5 million and $7.4 million, or 15.0% and 16.0%, respectively, of our revenue during the three and nine month periods ended August 31, 2005, as compared to $2.2 million and $6.4 million, or 21.2% and 24.0% for the three and nine month periods ended August 31, 2004.

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

PRODUCTS AND SERVICES

We introduced several new businesses during Fiscal 2003, and further expanded those new business units in Fiscal 2004, including an on-line dating program (“iMatchup.com”) included in our E-commerce segment, and Internet-based service products such as a PC home user technical support service, an ISP service and email accounts that are LEC Billed (“Click-Help”, “TxNET” and “WorldWideAccess, Inc.”). These new business units are designed as monthly recurring billing programs, such as membership to iMatchUp.com. Revenue from these businesses is generated primarily from billing consumers directly. Imatchup.com became a significant source of revenue for us in 2004, and continues to be a significant source of revenue as represented by its approximate $2.3 million, or 13.9% contribution to consolidated net revenue for the three months ended August 31, 2005, as compared to $1.7 million, or 16.7% contribution during the comparable prior year fiscal period. During the nine month period ended August 31, 2005 Imatchup contributed $6.5 million, or 14.1% of consolidated net revenue, as compared to $4.7 million, or 17.7% in the comparable prior year fiscal period.

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

Federal legislation was signed into law, effective January 1, 2004, purportedly pre-empting existing and pending state e-mail marketing legislation. The CAN-SPAM Act of 2003 ("CAN-SPAM") requires that certain "opt-out" procedures, including, but not limited to, a functioning return e-mail address, be included in commercial e-mail marketing. CAN-SPAM prohibits the sending of e-mail containing false, deceptive or misleading subject lines, routing information, headers and/or return address information; however, CAN-SPAM does not permit consumers to file suit against e-mail marketers for violations of CAN-SPAM. We believe that this may benefit us, as individuals will be more limited in their ability to file frivolous suits against us, as they have in the past. If any subsequent federal regulations are enacted, including, but not limited to, those implementing regulations promulgated by the FTC that limit our ability to market our offers, we could potentially realize a material adverse impact in future fiscal period net revenue growth, and, therefore, profitability and cash flows could be adversely affected.

In contrast to CAN-SPAM, most state deceptive marketing statutes contain private rights of action. Such private right of action lawsuits may have an adverse impact in future fiscal period net revenue growth, as individuals may be more inclined to file frivolous state deceptive marketing suits against us.

Under its rule-making authority, the Federal Communications Commission ("FCC") in August 2004 adopted rules prohibiting sending of unsolicited commercial e-mails to wireless phones and pagers. To assist in compliance with the rules, the FCC published on February 7, 2005 a list of mail domain names associated with wireless devices. Senders were given thirty (30) days to come into compliance. Thereafter, it became illegal to send unsolicited commercial e-mail to a domain address on the list unless the subscriber gave prior express authorization. The effect of these rules is to create a "double opt-in" requirement for each sender of mail (advertiser and publisher). The practical consequence of these requirements on senders of commercial e-mail is that conducting compliant campaigns will necessitate the suppression of the domains listed in the FCC's list of wireless domains. Additionally, since domain suppression is now required as a practical matter by law, any campaigns that have domain suppression lists will have those lists included with the regular e-mail suppression lists. Our publishers will be required to suppress the domain lists associated with each campaign in the same manner that they already suppress the e-mail address lists. Although these new regulations do not have a material adverse impact on our current operations, there can be no assurance that they will not have a material adverse impact on our future operations.

Under its rule-making authority, in May 2005, the Department of Justice adopted rules that amend the record keeping and inspection requirements for producers of sexually explicit performances. Codified in 18 U.S.C. 2257 of the federal criminal code, Section 2257, as amended, went into effect on June 23, 2005 and requires a class referred to as "secondary producers" to comply with the record keeping and inspection requirements that apply to primary producers. At present, The Free Speech Coalition, Inc. has brought litigation that challenges, among other things, the extent to which webmasters and/or web sites fall under the definition of "secondary producers" under the new Section 2257 regulations. There is the risk that the definition of "secondary producers" may be broadly interpreted. At this juncture, Section 2257 has had no material effect on our net revenue growth, profitability and cash flows. We await a result of the challenge.

         The states of Michigan and Utah have passed Child Protection Registry laws that bar the transmission of commercial e-mail to registered state residents under the age of eighteen (collectively, the "Statutes"). The Statutes contain provisions for fines and jail time for violators, and create a private right of action for aggrieved parties. Under the Statutes, state residents may register any e-mail address, fax number, wireless contact information or instant message identifier assigned to the account of a minor or one to which a minor has access. Unlike other e-mail marketing statutes, there are no opt-in or pre-existing business relationship exceptions. The Statutes provide that once an address of a state resident is on the registry for thirty (30) days, commercial e-mailers are prohibited from sending to that address anything containing an advertisement, or even a link to an advertisement, for a product or service that a minor is legally prohibited from accessing. Such products and/or services include, but are not limited to, alcohol, tobacco, gambling, firearms, automotive, financial, prescription drug and adult material. This prohibition remains in force even if the e-mail or other communication is otherwise solicited. To the extent we market these types of products and/or services, we have blocked sending such e-mail to Michigan and Utah residents.

Legislation has been passed in twelve (12) different states that are intended to regulate "spyware" and, to a limited extent, the use of "cookies." Of particular significance is the Revised Utah Spyware Control Act (the "Utah Act") that bars a person or company from using a context-based trigger mechanism to display an advertisement that partially or wholly covers paid advertising or other content on a website in a way that interferes with the user's ability to view the website. The Utah Act also requires purveyors of pop-up advertising to ask whether a user is a resident of the state of Utah before downloading "spyware" software onto the user's computer and further allows a trademark owner to sue any person or company who displays a pop-up advertisement in violation of a specific trademark protection which is set forth in the Utah Act. Similarly, the State of Alaska has legislation pending that would require such disclosure prior to downloading "spyware" software onto the user's computer. In practice, we do not provide or use "spyware" in our marketing, but if more restrictive legislation is adopted, we may be required to develop new technology and/or methods to provide our services or discontinue services in some jurisdictions altogether. Additionally, there is a risk that state courts will broadly interpret the term "spyware" to include legitimate ad-serving software and/or cookie technology that is currently provided or used by us.

At the federal level, competing bills are pending which are also intended to regulate "spyware" and, to a limited extent, the use of "cookies." "Spyware" has not been precisely defined in existing and pending legislation, but is generally considered to include software which is installed on consumers' computers and designed to track consumers' activities and collect and possibly disseminate information, including personally identifiable information, about those consumers without their knowledge and consent. As stated above, we do not provide or use "spyware" in our marketing practices, but there is the risk that the definition of spyware may be broadly interpreted to include legitimate ad-serving software and/or cookie technology that is currently provided or used by us. Anti-spyware legislation has 1) generally included a limited exemption for the use of cookies; and 2) focused on providing consumers with notification and the option to accept or decline the installation of spyware software. However, there can be no assurance that future legislation will not incorporate more burdensome standards by which the use of cookies will not be exempted and software downloading onto consumers' computers will not be more strictly enforced. If more restrictive legislation is adopted, we may be required to develop new technology and/or methods to provide our services or discontinue services in some jurisdictions altogether.

Legislation has also been passed at the state level and competing bills are pending at the federal level which are intended to require that businesses and institutions provide notice to consumers of any potential theft or loss of sensitive consumer information then in possession of the applicable business or institution. At the state level, the State of New York requires companies, governments and private organizations to notify customers in cases where confidential information has been exposed to possible thieves (the "NY law"). Upon taking effect in December 2005, the NY law will make customer notification mandatory in the event that personally identifiable information (including, but not limited to, social security numbers, driver's license numbers or bank and financial account numbers) has been accessed by third parties. To the extent that we collect such personally identifiable information, the NY law may increase our costs to protect such information.

At the Federal level, the FTC, pursuant to its enforcement authority, filed a complaint against BJ's Wholesale Club, Inc. ("BJ's") for violation of the FTC Act in connection with the theft of consumer credit/debit card information which was then in BJ's possession. The FTC alleged that BJ's failure to secure customers' sensitive information was an unfair practice under the FTC Act because it caused substantial injury that was not reasonably avoidable by consumers and not outweighed by offsetting benefits to consumers or competition. BJ's agreed to a settlement that requires BJ's to establish and maintain a comprehensive information security program that includes administrative, technical and physical safeguards. Although we do not anticipate that this interpretation of the FTC Act, nor the legislation requiring notice of theft or loss of sensitive consumer information, will have a material adverse impact on our current operations, we could potentially be subject to regulatory proceedings for past and current practices in connection with the storage and security of sensitive consumer information and notice of such sensitive consumer information's theft or loss. In addition, we may be required to make changes in our future practices relating to the storage, security and provision of notice in connection with sensitive consumer information.

At present, the laws and regulations governing the Internet remain largely unsettled, even in areas where there has been legislative and/or regulatory action. It is uncertain as to how long it will take to determine the extent to which existing laws, including, but not limited to, those relating to intellectual property, advertising, sweepstakes and privacy, apply to the Internet and Internet marketing. Recently, growing public concern regarding privacy and the collection, distribution and use of Internet user information has led to increased Federal and state scrutiny, as well as regulatory activity concerning data collection, record keeping, storage, security, notification of data theft, and associated use practices. The application of existing laws or the adoption or modification of laws or regulations in the future, together with increased regulatory scrutiny, could materially and adversely affect our business, prospects, results of operations and financial condition and could potentially expose us and/or our clients to fines, litigation, cease and desist orders and civil and criminal liability.

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

SEGMENT INFORMATION

During the three and nine month periods ended August 31, 2005 and 2004, we generated revenue from the following segments: E-Commerce and LEC Billed Products. The E-Commerce segment currently represents the core of our business operations. Revenue in the E-commerce segment is generated primarily from marketing of third-party products and services on our websites, through email, and through our two recently acquired subsidiaries from search engine optimization services and from Internet advertising agency revenue. The LEC Billed Products segment consists of our proprietary LEC billed products, marketed under the brands Click-Help, TXNet ISP and WorldWebAccess, Inc. These products were introduced during Fiscal 2003 and 2004.

Segment information is set forth in Note 6 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section included herein.

RESULTS OF OPERATIONS

The following is a discussion of our results of operations for the three and nine month periods ended August 31, 2005 and 2004. It should be read in conjunction with our Form 10-K as filed for the year ended November 30, 2004, the notes thereto and other financial information included elsewhere in this report.

THREE MONTHS ENDED AUGUST 31, 2005 AND 2004

Our net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three-month periods ended August 31, 2005 and 2004, are detailed in the following tables:

SEGMENT DATA - NET REVENUES, BY SEGMENT, BY COMPONENT

	Three Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2005	2004	$$$	%%%

E-Commerce components
iMatchUp.com dating sites	$2,282,112	$1,704,276	$577,836	34%
Website advertising	5,927,020	4,564,961	1,362,059	30%
Search Engine Marketing	2,586,971	862,585	1,724,386	200%
Internet Advertising Agency	2,025,660	-	2,025,660	100%
Email marketing programs	2,237,773	1,822,097	415,676	23%
Data sales and rentals	293,458	451,545	(158,087)	-35%
Sales of jewelry and gifts	7,859	45,952	(38,093)	-83%
Internet game development and other	831,009	299,151	531,858	178%
Total E-commerce	16,191,862	9,750,567	6,441,295	66%

LEC Billed Product components
Click-Help, WWA and TXNet LEC Products	180,580	457,981	(277,401)	-61%

Total LEC Billed Products	180,580	457,981	(277,401)	-61%

Total Consolidated Net Revenue	$16,372,442	$10,208,548	$6,163,894	60%

Net Revenue increased approximately $6.2 million, or 60%, to $16.4 million for the three months ended August 31, 2005, from $10.2 million in the prior year’s comparable period. The E-commerce segment’s core business grew organically, primarily driven by an expansion in our customer base across the majority of our revenue components, coupled with revenues generated from a prior year acquisition, and accounted for approximately $4.4 million of the consolidated revenue increase. Supplementing the core E-commerce growth was $2.0 million in revenue earned from our January 21, 2005 Hot Rocket acquisition. All intersegment sale activity is eliminated from disclosed revenues.

Our cost of sales during the three months ended August 31, 2005 and 2004 were comprised of (1) direct and indirect marketing costs associated with the acquisition and retention of consumers for our marketing programs, including direct response email marketing costs, website registrations, customer profiles, other customer acquisition costs, search engine marketing costs, promotional and creative costs, and (2) the related contingent-based sweepstakes indemnification expense, billing and collection fees and customer service costs.

Our cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the three-month periods ended August 31, 2005 and 2004, are set forth below:

Consolidated Cost of Sales, by Segment, by Component

	Three Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2005	2004	$$$	%%%
E-commerce
Advertising, promotion and fulfillment costs
Email marketing and related delivery costs	$1,274,875	$1,112,735	$162,140	15%
Website registrations, customer profiles, search and all other related customer acquisition costs	7,887,132	4,272,135	3,614,997	85%
Promotional, creative and other costs	85,491	86,859	(1,368)	-2%
Purchases of on-line advertising space	1,339,958	-	1,339,958	100%

Total E-commerce Advertising	10,587,456	5,471,729	5,115,727	93%

Service Bureau fees
Contingent based prize indemnification costs	33,947	90,775	(56,828)	-63%

Total E-commerce Cost of Sales	10,621,403	5,562,504	5,058,899	91%

LEC Billed Product Components

Service Bureau fees
Service provision, billing and collection fees	136,140	772,891	(636,751)	-82%

Total LEC Billed Cost of Sales	136,140	772,891	(636,751)	-82%

Consolidated Cost of Sales	$10,757,543	$6,335,395	$4,422,148	70%

Cost of sales on a consolidated basis increased $4.4 million, or 70%, to $10.8 million for the three months ended August 31, 2005 from $6.3 million in the comparable prior year period.

The primary factor contributing to the increase in consolidated costs of sales was related to a net increase of approximately $5.1 million in costs incurred by our E-commerce segment in the generation of its increased revenues. The E-commerce segment recognized an increase of $3.6 million, or 85% in its media purchases, which include website registrations, customer profiles, search engine costs and all other on-line customer procurement costs. The Company has adjusted its marketing emphasis to be more dependent on revenue generation via Search traffic, and accordingly incurred approximately $5.1 million on such marketing expenditures during the three months ended August 31, 2005, as compared to $0.7 million in similar expenditures during the three months ended August 31, 2004. During the three months ended August 31, 2005 cost of revenue also included approximately $1.3 million in direct purchases of on-line advertising space, which is resold on a performance return basis by our Hot Rocket subsidiary, which was acquired on January 21, 2005.

The increase in E-commerce cost of sales further resulted from an increase of $0.2 million, or 15%, in email marketing costs (which includes certain operating costs necessary to handle the email operations of our Infiknowledge subsidiary) to promote the segment’s revenue generating opportunities directly related to email promotions and to cause potential (as well as repeat) customers to visit the Company’s websites, and, once there, to register and become customer profiles available to be marketed in current and future fiscal periods. See “-Consolidated Gross Profit, by Segment” for a discussion of anticipated future revenue recognition as a result of current period costs incurred.

The cost of sales related to our LEC Billed Product segment declined approximately $0.6 million, or 82%, when compared to the prior year’s comparable period. LEC costs are principally comprised of billing, collection and customer service costs. We terminated our marketing efforts during the fourth quarter of Fiscal 2004 regarding the acquisition of new LEC Billed Product segment customers which is the reason for the comparative period decline in LEC Billed Product segment cost of revenues.

Our gross profit in terms of dollars, on a segmental basis, and our gross profit percentage, on a segmental basis, for each of the three-month periods ended August 31, 2005 and 2004, are set forth below:

Consolidated Gross Profit, by Segment

	Three Months Ended		Change	Change
	August 31,	August 31,	inc(dec)	inc(dec)
	2005	2004	$$$	%%%
E-commerce	$5,570,459	$4,188,063	$1,382,396	33%

LEC Billed products and services	44,440	(314,910)	359,350	114%

CONSOLIDATED TOTALS	$5,614,899	$3,873,153	$1,741,746	45%

Consolidated Gross Profit Percentages, by Segment

			Absolute	Relative
	Three Months Ended		percentage	percentage
	August 31,	August 31,	change	change
	2005	2004	Inc (dec)	Inc(dec)
E-commerce	34.4%	43.0%	-8.6%	-20.0%

LEC Billed products and services	24.6%	-68.8%	93.4%	135.8%

CONSOLIDATED GROSS PROFIT PERCENTAGE	34.3%	37.9%	-3.6%	-9.5%

Consolidated Gross Profit (“Gross Margin”) as a percentage of net revenue was 34.3% during the three months ended August 31, 2005, compared to 37.9% in the prior year’s comparable period, representing an absolute percentage point decrease of 3.6%, or a 9.5% decrease on a relative basis.

The decline in gross profit percentage is primarily attributable to three factors:

(1) The impact on gross margin from significant increases in search engine marketing expenditures and other third party online customer acquisition costs for our web advertising destinations, with all such costs being charged to operations when incurred, and where such outlays are expected to continue to generate revenue in future fiscal periods.

(2) The impact on gross margin from our iMatchUp.com dating sites resulting from our expensing of our significant customer acquisition ramp up during the period (as represented by this category’s 34% revenue increase) in the acquisition of free iMatchUp.com membership accounts. The recognition of that revenue is dependent upon whether or not the free account converts to a paying membership. The period that a free account may convert to a billable account typically ranges from one week after acquisition to as long as two years, and longer, after its initial month of acquisition, based on available historical conversion to billable experience. Therefore, predicated on stabilized acquisition costs in future fiscal periods, we expect that the future conversions of free membership acquisitions to billable members, as well as anticipated renewal revenues from such acquired customers, should allow us to report improved gross profit margins attributable to such memberships in our E-commerce segment in future fiscal periods.

(3) The impact on gross margin, although to a lesser degree than (1) and (2) above, resulting from our shift in resource allocation in response to regulatory changes whereby we migrated a portion of our marketing efforts from higher margin email revenue to lower margin site based revenue.

Our Selling Expenses for each of the three months ended August 31, 2005 and 2004 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Segment Data - Consolidated Selling Expenses, by segment, by component

	Three Months Ended		Change -	Change -
	August 31,	August 31,	Inc(dec)	Inc(dec)
	2005	2004	$$$	%%%

E-commerce
Fee share commissions	$607,587	$360,478	$247,109	69%

Selling salaries and related expenses	251,693	165,857	85,836	52%

Travel and entertainment	37,417	38,887	(1,470)	-4%
TOTAL Selling - E-commerce segment	$896,697	$565,222	$331,475	59%

Consolidated Totals	$896,697	$565,222	$331,475	59%

Selling expenses, on a consolidated basis, increased approximately $0.3 million, or 59%, to $0.9 million during the three months ended August 31, 2005 from $0.6 million during the three months ended August 31, 2004. The increase resulted from (a) an approximate $0.2 million increase in fee share commissions and correlates to our increased email revenue and the related use of third-party databases in our email marketing programs to produce a portion of such revenue (as we are the primary obligor to the list owner and bear the responsibility of payment to the list owner regardless of whether our client pays us), and (b) an approximate $0.1 million increase in selling salaries, with such increase relating partially to the expansion of our sales force, coupled with increased sales commission expense resulting from our increased revenue earned during the three months ended August 31, 2005 when compared to the three months ended August 31, 2004.

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

Our General and Administrative Expenses for the three months ended August 31, 2005 and 2004 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Consolidated General and Administrative Expenses, by segment, by component

	Three Months Ended		Change -	Change -
	August 31,	August 31,	Inc(dec)	Inc(dec)
	2005	2004	$$$	%%%

E-commerce
Compensation costs and related expenses	$1,989,035	$1,283,150	$705,885	55%
Professional fees	249,771	144,834	104,937	72%
Insurance costs	116,443	146,603	(30,160)	-21%
Occupancy and equipment costs	100,172	79,061	21,111	27%
Site development, maintenance and modifications	331,968	356,266	(24,298)	-7%
All other G&A expenses	556,249	271,794	284,455	105%
TOTAL G&A - E-commerce segment	3,343,638	2,281,708	1,061,930	47%

LEC Billed Product Components
Compensation costs and related expenses	14,313	56,562	(42,249)	-75%
Insurance costs	4,129	34,035	(29,906)	-88%
Occupancy and equipment costs	2,257	13,509	(11,252)	-83%
All other G&A expenses	2,793	7,844	(5,051)	-64%
TOTAL G&A - LEC segment	23,492	111,950	(88,458)	-79%

Corporate
Compensation costs and related expenses	407,349	512,743	(105,394)	-21%
Professional fees	202,338	306,314	(103,976)	-34%
Insurance costs	110,601	121,577	(10,976)	-9%
All other G&A expenses	136,864	149,049	(12,185)	-8%
TOTAL G&A - Corporate	857,152	1,089,683	(232,531)	-21%

Consolidated Totals	$4,224,282	$3,483,341	$740,941	21%

General and Administrative expenses (“G&A”) on a consolidated basis increased approximately $0.7 million, or 21%, when comparing G&A of $4.2 million for the three months ended August 31, 2005 to G&A of $3.5 million incurred during the three months ended August 31, 2004. The net increase was attributable to an increase in E-commerce segment ($1.1 million), offset by declines in the LEC Billed Product segment of ($0.1 million) and a decline in Corporate of $0.2 million. The significant increase in E-commerce expenses was attributable to the operating overhead incurred from the Company’s two recently acquired subsidiaries; in combination, such subsidiaries’ overhead amounted to approximately $1.0 million during the three months ended August 31, 2005, compared to approximately $0.3 million during the three months ended August 31, 2004. Specifically, during the three months ended August 31, 2005, the subsidiaries’ combined compensation costs and related expenses amounted to approximately $0.7 million, which accounts for the significant portion of the increase in E-commerce compensations costs. The subsidiaries also contributed to E-commerce segment overhead as follows: office rent and related office expense of approximately $0.1 and other G&A consisting of approximately $0.2 million of amortization expense.

Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. We incurred approximately $377,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended August 31, 2005. We incurred approximately $342,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended August 31, 2004.

Consolidated - Bad Debt Expense, by Segment

	Three Months Ended		CHANGE -	CHANGE -
	August 31,	August 31,	INC(DEC)	INC(DEC)
	2005	2004	$$$	%%%
E-commerce	$4,634	$420,041	$(415,407)	-99%

Consolidated Totals	$4,634	$420,041	$(415,407)	-99%

Bad Debt expense decreased approximately $0.4 million, or 99%, from bad debt expense of $420,041 in the three months ended August 31, 2004 to bad debt expense of $4,634 in the three months ended August 31, 2005. Our allowance for bad debts results from our assessment of the risk of collection embedded in our customer base as described below.

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

OTHER INCOME (EXPENSE)

The components of our “Other income (expense)” are set forth below:
	Three Months Ended		change	change
	August 31,	August 31,	inc(dec)	inc(dec)
	2005	2004	$$$	%%%

Interest income and dividends	$217,901	$137,572	$80,329	58%
Realized gains on sale of marketable securities	-	9,478	(9,478)	-100%
Realized gain on sale of subsidiary	-	195,000	(195,000)	-100%
Other non-operating income:		-
-
Other miscellaneous income(expense)	(1,041)	3,683	(4,724)	-128%

Foreign Currency Exchange Rate Fees and interest	(1,748)	(5,260)	3,512	-67%

Minority interest (income) loss	(125,825)	-	(125,825)	100%

Total Consolidated Other Income (Expense)	$89,287	$340,473	$(251,186)	-74%

Consolidated Other Income (Expense) decreased approximately $251,000, from approximately $340,000 for the three months ended August 31, 2004, to approximately $89,000 for the three months ended August 31, 2005.

The material factors contributing to the net decrease as set forth in the above table are as follows:

(a)
The three months ended August 31, 2004 included $195,000 in installment payments from a prior year sale of a subsidiary. The installment payments were completed in the first quarter of the current fiscal year. Therefore, the three months ended August 31, 2005 did not include comparable payments.

(b)	Interest income increased approximately $80,000 as the result of increased interest rates earned on our short-term investments.

(c)
Minority Interest resulting from our EZ Tracks partnership with Madacy Entertainment amounted to $125,000. The partnership agreement was entered into on January 12, 2005 and, as such, the three month period ended August 31, 2004 included no comparable amount.

Minority Interest

On January 12, 2005, we entered into an agreement with Madacy Entertainment, through a newly created partnership, EZ Tracks ULC, to market and promote EZ Tracks.com, our new web destination consisting of approximately 30,000 downloadable songs covering a wide array of musical genres. We, through a wholly owned subsidiary, own 50.7% of the partnership and will be responsible for managing the operations of the business, including generating traffic to the website, as well as selling advertising on the site. Madacy Entertainment, through its own subsidiary, owns 49.3% of the partnership and will provide its inventory of music and an extensive library of music licensed from other parties. Madacy will have limited involvement with certain aspects of operations. The results of operations for the quarter ended August 31, 2005 include the fully consolidated results of EZ Tracks ULC with minority interest established to reflect Madacy’s ownership share of the partnership’s operating results for the period June 1, 2005 to August 31, 2005.

The following table summarizes the results of EZ Tracks for the quarter included in our consolidated results:

Net Revenues	$2,267,880
Cost of Sales	2,010,840
Gross Profit	257,040
General & Administrative Expenses	218
Net Income	256,822	(1)
Minority Interest - Income Statement	125,825	(2)
Distributions to Minority Interest	50,000

1)	All items included in our E-Commerce segment
2)	Represents Madacy Entertainment’s 49.3% minority interest before current quarter minority interest distributions

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

The results for the three months ended August 31, 2005 include a tax expense of approximately $262,000 on pre-tax income of $579,000. The effective rate relationship of 45.3% differs from our historically recognized effective tax rate of approximately 39%. The balance of the rate reconciliation is attributable to potential tax liabilities related to examinations by taxing authorities.

NINE MONTHS ENDED AUGUST 31, 2005 AND MAY 31, 2004

Our net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the nine-month periods ended August 31, 2005 and 2004, are detailed in the following tables:

SEGMENT DATA - NET REVENUES, BY SEGMENT, BY COMPONENT

	Nine Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2005	2004	$$$	%%%

E-Commerce components
iMatchUp.com dating sites	$6,500,927	$4,704,169	$1,796,758	38%
Website advertising	17,832,462	12,502,700	5,329,762	43%
Search Engine Marketing	6,230,260	862,585	5,367,675	622%
Internet Advertising Agency	4,884,169	-	4,884,169	100%
Email marketing programs	6,864,746	4,841,729	2,023,017	42%
Data sales and rentals	984,351	1,143,201	(158,850)	-14%
Sales of jewelry and gifts	47,065	243,512	(196,447)	-81%
Internet game development and other	2,029,925	561,877	1,468,048	261%

Total E-commerce	45,373,905	24,859,773	20,514,132	83%

LEC Billed Product components
Click-Help, WWA and TXNet LEC Products	884,922	1,658,924	(774,002)	-47%

Total LEC Billed Products	884,922	1,658,924	(774,002)	-47%

Total Consolidated Net Revenue	$46,258,827	$26,518,697	$19,740,130	74%

Net Revenue increased approximately $19.7 million, or 74%, to $46.3 million for the nine months ended August 31, 2005, from $26.5 million in the prior year’s comparable period. The E-commerce segment’s core business grew organically, primarily driven by an expansion in our customer base across the majority of our revenue components, coupled with the revenues generated from a prior year acquisition, and accounted for approximately $15.6 million of the consolidated revenue increase. Supplementing the core E-commerce growth was $4.9 million in revenue earned from our January 21, 2005 Hot Rocket acquisition. All intersegment sale activity is eliminated from disclosed revenues. Sales in our LEC Billed Product segment decreased by $0.8 million during the nine months ended August 31, 2005. The comparable period of 2004 saw increased marketing and enrollment in our WWA email service and the launch of our Click-Help LEC Product. This marketing strategy ended in the fourth quarter of Fiscal 2004 and such change is reflected in the reduced sales for the current nine months when compared to the prior year’s nine month period.

Our cost of sales during the nine months ended August 31, 2005 and 2004 were comprised of (1) direct and indirect marketing costs associated with the acquisition and retention of consumers for our marketing programs, including direct response email marketing costs, website registrations, customer profiles, other customer acquisition costs , search engine marketing costs, promotional and creative costs, and (2) the related contingent-based sweepstakes indemnification expense, billing and collection fees and customer service costs.

Our cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the nine month periods ended August 31, 2005 and 2004, are set forth below:

CONSOLIDATED COST OF SALES, BY SEGMENT, BY COMPONENT

	Nine Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2005	2004	$$$	%%%
E-commerce
Advertising, promotion and fulfillment costs
Email marketing and related delivery costs	$3,797,981	$2,974,381	$823,600	28%
Website registrations, customer profiles, search and all other related customer acquisition costs	21,727,392	9,979,755	11,747,637	118%
Promotional, creative and other costs	297,036	210,293	86,743	41%
Purchases of on-line advertising space	3,254,768	-	3,254,768	100%

Total E-commerce Advertising	29,077,177	13,164,429	15,912,748	121%

Service Bureau fees
Contingent based prize indemnification costs	146,358	237,091	(90,733)	-38%

Total E-commerce Cost of Sales	29,223,535	13,401,520	15,822,015	118%

LEC Billed Products and Services

Service Bureau fees
Service provision, billing and collection fees	475,127	1,876,843	(1,401,716)	-75%

Total LEC Billed Cost of Sales	475,127	1,876,843	(1,401,716)	-75%

Consolidated Cost of Sales	$29,698,662	$15,278,363	$14,420,299	94%

Cost of sales on a consolidated basis increased $14.4 million, or 94%, to $29.7 million for the nine months ended August 31, 2005 from $15.3 million in the comparable prior year period.

The primary factor contributing to the increase in consolidated costs of sales was related to a net increase of approximately $15.9 million in costs incurred by our E-commerce segment in the generation of its increased revenues. The E-commerce segment recognized an increase of $11.7 million, or 118% in its media purchases, which include website registrations, customer profiles, search engine costs and all other on-line customer procurement costs. The Company has adjusted its marketing emphasis to be more reliant on revenue generation via search traffic, and accordingly incurred approximately $11.4 million on such marketing expenditures during the nine months ended August 31, 2005, as compared to $0.7 million in similar expenditures during the nine months ended August 31, 2004. During the nine months ended August 31, 2005 cost of revenue also included approximately $3.2 million in direct purchases of on-line advertising space, which is resold on a performance return basis by our Hot Rocket subsidiary, which was acquired on January 21, 2005.

The E-commerce segment increase in the cost of sales further resulted from an increase of $0.8 million, or 28%, in email marketing costs (which includes certain operating costs necessary to handle the email operations of our Infiknowledge subsidiary) to promote the segment’s revenue generating opportunities directly related to email promotions and to cause potential (as well as repeat) customers to visit the Company’s websites, and, once there, to register and become customer profiles available to be marketed in current and future fiscal periods. See “-Consolidated Gross Profit, by Segment” for a discussion of anticipated future revenue recognition as a result of current period costs incurred.

The cost of sales related to our LEC Billed Product segment declined approximately $1.4 million, or 75%, when compared to the prior year’s comparable period. LEC costs are principally comprised of billing, collection and customer service costs. We terminated our marketing efforts during the fourth quarter of Fiscal 2004 regarding the acquisition of new LEC Billed Product segment customers, which is the reason for the comparative period decline in LEC Billed Product segment cost of revenues.

Our gross profit in terms of dollars, on a segmental basis, and our gross profit percentage, on a segmental basis, for each of the nine month periods ended August 31, 2005 and 2004, are set forth below:

Consolidated Gross Profit, by Segment

	For the
	Nine Months Ended		Change	Change
	August 31,	August 31,	Inc(dec)	Inc(dec)
	2005	2004	$$$	%%%
E-commerce	$16,150,370	$11,458,253	$4,692,117	41%

LEC Billed products and services	409,795	(217,919)	627,714	-288%

CONSOLIDATED TOTALS	$16,560,165	$11,240,334	$5,319,831	47%

Consolidated Gross Profit Percentages, by Segment

	For the		Absolute	Relative
	Nine Months Ended		percentage	percentage
	August 31,	August 31,	change	change
	2005	2004	inc(dec)	inc(dec)
E-commerce	35.6%	46.1%	-10.5%	-22.8%

LEC Billed products and services	46.3%	-13.1%	59.4%	453.5%

CONSOLIDATED GROSS PROFIT PERCENTAGE	35.8%	42.4%	-6.6%	-15.6%

Consolidated Gross Profit (“Gross Margin”) as a percentage of net revenue was 35.8% during the nine months ended August 31, 2005, compared to 42.4% in the prior year’s comparable period, representing an absolute percentage point decrease of 6.6%, or a 15.6% decrease on a relative basis.

The decline in gross profit percentage is primarily attributable to three factors:

(1) The impact on gross margin from significant increases in search engine marketing expenditures and other third party online customer costs for our websites, with all such costs being charged to operations when incurred, with such outlays generating revenue in future fiscal periods.

(2) The impact on gross profit from our iMatchUp.com dating site’s results from our expensing of customer acquisition costs during the period we acquire a free iMatchUp.com membership account, while the recognition of the revenue is dependent upon whether or not the free account converts to a paying membership. The period that a free account may convert to a billable account ranges from one week after acquisition, to as long as two years, and longer, after its initial month of acquisition, based on available historical conversion to billable experience. Therefore, predicated on stabilized acquisition costs in future fiscal periods, we expect that the future conversions of free membership acquisitions to billable members, as well as anticipated renewal revenues from such acquired customers, should allow us to report improved gross profit margins attributable to such memberships in our E-commerce segment in future fiscal periods.

(3) The impact on gross margin, although to a lesser degree than (1) and (2) above, resulting from our shift in resource allocation in response to regulatory changes whereby we migrated a portion of our marketing efforts from higher margin email revenue to lower margin site based revenue.

Our Selling Expenses for each of the nine months ended August 31, 2005 and 2004 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Segment Data - Consolidated Selling Expenses, by segment, by component
	Nine Months Ended		Change -	Change -
	August 31,	August 31,	Inc(dec)	Inc(dec)
	2005	2004	$$$	%%%
E-commerce
Fee share commissions	$1,643,791	$868,694	$775,097	89%

Selling salaries and related expenses	929,662	553,549	376,113	68%

Travel and entertainment	114,539	106,067	8,472	8%
TOTAL Selling - E-commerce segment	$2,687,992	$1,528,310	$1,159,682	76%

Consolidated Totals	$2,687,992	$1,528,310	$1,159,682	76%

Selling expenses, on a consolidated basis, increased approximately $1.2 million, or 76%, to $2.7 million during the nine months ended August 31, 2005 from $1.5 million during the nine months ended August 31, 2004. The increase resulted from (a) an approximate $0.8 million increase in fee share commissions and correlates to our increased email revenue and the related use of third-party databases in our email marketing programs to produce a portion of such revenue (we are the primary obligor to the list owner and bear the responsibility of payment to the list owner regardless of whether our client pays us), and (b) an approximate $0.4 million increase in selling salaries, with such increase relating partially to the expansion of our sales force, coupled with increased sales commission expense resulting from our increased revenue earned during the nine months ended August 31, 2005 when compared to the nine months ended August 31, 2004.

Our General and Administrative Expenses for the nine months ended August 31, 2005 and 2004 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Consolidated General and Administrative Expenses, by segment, by component

	Nine Months Ended		Change -	Change -
	August 31,	August 31,	inc(dec)	inc(dec)
	2005	2004	$$$	%%%

E-commerce
Compensation costs and related expenses	$5,128,403	$3,149,957	$1,978,446	63%
Professional fees	567,265	661,271	(94,006)	-14%
Insurance costs	351,697	425,244	(73,547)	-17%
Occupancy and equipment costs	293,081	202,409	90,672	45%
Site development, maintenance and modifications	1,015,542	1,052,755	(37,213)	-4%
All other G&A expenses	1,675,108	755,530	919,578	122%
TOTAL G&A - E-commerce segment	9,031,096	6,247,166	2,783,930	45%

LEC Billed Products and Services
Compensation costs and related expenses	42,938	169,687	(126,749)	-75%
Professional fees	14,784	70,809	(56,025)	-79%
Insurance costs	6,872	41,195	(34,323)	-83%
All other G&A expenses	8,188	21,996	(13,808)	-63%
TOTAL G&A - LEC segment	72,782	303,687	(230,905)	-76%

Corporate
Compensation costs and related expenses	1,333,401	1,513,970	(180,569)	-12%
Professional fees	724,409	637,282	87,127	14%
Insurance costs	336,740	370,755	(34,015)	-9%
All other G&A expenses	401,233	417,918	(16,685)	-4%
TOTAL G&A - Corporate	2,795,783	2,939,925	(144,142)	-5%

Consolidated Totals	$11,899,661	$9,490,778	$2,408,883	25%

General and Administrative expenses (“G&A”) on a consolidated basis increased approximately $2.4 million, or 25%, when comparing G&A of $11.9 million for the nine months ended August 31, 2005 to G&A of $9.5 million incurred during the nine months ended August 31, 2004. The net increase was attributable to an increase in E-commerce segment ($2.8 million) offset by declines in Corporate ($0.1 million) and in the LEC Billed Product segment of ($0.2 million). The significant increase in E-commerce expenses was attributable to the operating overhead incurred from the Company’s two recently acquired subsidiaries; in combination, such subsidiaries’ overhead amounted to approximately $2.9 million during the nine months ended August 31, 2005 compared to approximately $0.3 million during the nine months ended August 31, 2004. Specifically, during the nine months ended August 31, 2005, the subsidiaries’ combined compensation costs and related expenses amounted to approximately $1.9 million, which accounts for the significant portion of the increase in E-commerce compensations costs. The subsidiaries also contributed to E-commerce segment overhead as follows: office rent and related office expense of approximately $0.2 and other G&A consisting of approximately $0.8 million of amortization expense.

Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. We incurred approximately $768,000 in legal fees (exclusive of disbursements) from FKIWSBR during the nine months ended August 31, 2005, of which $599,000 was expensed, and $169,000 was capitalized in the Hot Rocket acquisition. We incurred approximately $638,000 in legal fees (exclusive of disbursements) from FKIWSBR during the nine months ended August 31, 2004.

Consolidated - Bad Debt Expense, by Segment

	Nine Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
For the periods:	2005	2004	$$$	%%%
E-commerce	$170,241	$307,928	$(137,687)	-45%

Consolidated Totals	$170,241	$307,928	$(137,687)	-45%

Bad Debt expense decreased approximately $0.1 million, or 45%, from bad debt expense of $308,000 in the nine months ended August 31, 2004 to bad debt expense of $170,000 in the nine months ended August 31, 2005. Our allowance for bad debts results from our assessment of the risk of collection embedded in our customer base as described below.

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

OTHER INCOME (EXPENSE)

The components of our “Other income (expense)” are set forth below:

	Nine Months Ended		Change	Change
	August 31,	August 31,	Inc(dec)	Inc(dec)
	2005	2004	$$$	%%%

Interest income and dividends	$643,238	$360,293	$282,945	79%

Realized gains on sale of marketable securities	574,050	32,148	541,902	1686%

Realized gain on sale of subsidiary	195,000	589,900	(394,900)	-67%
Other non-operating income:
Other miscellaneous income(expense)	5,877	13,604	(7,727)	-57%
Vendor settlement on prior year marketing fee	-	350,000	(350,000)	100%
Foreign Currency Exchange Rate Fees and interest	(15,050)	(12,685)	(2,365)	19%
Interest and penalties - Florida tax settlement	-	(47,790)	47,790	-100%
Reduction of prior year’s LEC reserve	-	34,181	(34,181)	-100%
Minority interest (income) loss	(373,999)	-	(373,999)	100%
Total Consolidated Other Income (Expense)	$1,029,116	$1,319,651	$(290,535)	-22%

Consolidated Other Income (Expense) decreased approximately $291,000, from approximately $1,320,000 for the nine months ended August 31, 2004, to approximately $1,029,000 for the nine months ended August 31, 2005.

The material factors contributing to the net increase as set forth in the above table are as follows:

(a)
Realized gains on the sale of marketable securities increased by $542,000 over the prior year’s comparable nine month period. This resulted from our decision in the first quarter of Fiscal 2005 to recognize unrealized capital gains on our equity security portfolio enabling us to utilize the federal tax benefit of capital loss carryforwards.

(b)
The nine months ended August 31, 2005 included $590,000 in installment payments from a prior year’s sale of a subsidiary, compared to $195,000 in the current nine month period. The decline was the result of the installment agreement being completed in February, 2005.

(c)
The prior year’s comparable nine month period included a collection of $350,000 in settlement of a prior year’s marketing agreement dispute. No comparable amount is reflected in the nine month period ending August 31, 2005.

(d)
Minority Interest resulting from our EZ Tracks partnership with Madacy Entertainment amounted to $374,000. The partnership agreement was entered into on January 12, 2005 and, as such, the prior year’s comparable nine month period includes no comparable amount.

Minority Interest

On January 12, 2005, we entered into an agreement with Madacy Entertainment, through a newly created partnership, EZ Tracks ULC, to market and promote EZ Tracks.com, our new web destination consisting of approximately 30,000 downloadable songs covering a wide array of musical genres. We, through a wholly owned subsidiary, own 50.7% of the partnership and will be responsible for managing the operations of the business, including generating traffic to the website, as well as selling advertising on the site. Madacy Entertainment, through its own subsidiary, owns 49.3% of the partnership and will provide its inventory of music and an extensive library of music licensed from other parties. Madacy will have limited involvement with certain aspects of operations. The results of operations for the nine months ended August 31, 2005 include the fully consolidated results of EZ Tracks ULC with minority interest established to reflect Madacy’s ownership share of the partnership’s operating results for the period January 12, 2005 to August 31, 2005.

The following table summarizes the results of EZ Tracks for the nine months ended August 31, 2005 included in our consolidated results:

Net Revenues	$4,667,710
Cost of Sales	3,879,090
Gross Profit	788,620
General & Administrative Expenses	30,000
Net Income	758,620	(1)
Minority Interest - Income Statement	373,999	(2)
Distributions to Minority Interest	128,896
Minority Interest - Balance Sheet	$245,103	(3)

1)	All items included in our E-Commerce segment
2)	Represents Madacy Entertainment’s 49.3% minority interest before minority interest distributions
3)	Represents Madacy Entertainment’s 49.3% minority interest after minority interest distributions

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2005, we had aggregate working capital of $33 million compared to aggregate working capital of $34.6 million as of November 30, 2004. We had available cash, cash equivalents, equities and readily available marketable debt securities of $32 million as of August 31, 2005, compared to available cash, cash equivalents, equities and readily available marketable debt securities of $35.8 million as of November 30, 2004. The equity component of our marketable securities was $1.8 million at August 31, 2005 and November 30, 2004.

Cash provided by operating activities was approximately $1.0 million for the nine months ended August 31, 2005, compared to approximately $2.4 million in cash provided by operating activities in the nine months ended August 31, 2004, representing an approximate $1.4 million decrease in cash provided by operating activities. The primary factors giving rise to the decrease in cash provided by operating activities was attributable to an increase in accounts receivable of approximately $5.3 million, being partially offset by increases in accounts payable and accrued expenses approximating $2.3 million, and the effect of net income of $1.6 million for the nine months ended August 31, 2005.

Cash provided by investing activities was approximately $2.3 million during the nine months ended August 31, 2005, compared to $5.5 million used in investing activities during the prior year’s comparable quarter. The primary use of cash in investing activities in the nine months ended August 31, 2005 related to net cash of approximately $3.1 million expended in the Hot Rocket asset acquisition, initially acquired on January 21, 2005. This was more than offset by net proceeds from sales of securities providing cash of approximately $5.5 million. During the nine months ended August 31, 2005 we also expended approximately $244,000 for capital expenditures in our investing activities.

Cash used in financing activities was approximately $1.6 million for the nine months ended August 31, 2005, compared to $1.6 million cash used in financing activities for the nine months ended August 31, 2004. Proceeds from stock option exercises were $1.8 million for the nine months ended August 31, 2005, compared to $1.6 million during the comparable prior year period. Dividend payments totaled $3.3 million for the nine months ended August 31, 2005 compared to $3.2 million in the comparable prior period. During the nine months ended August 31, 2005, approximately $0.1 million of distributions were made to a minority interest.

Our days-sales-outstanding (“DSO”) in accounts receivable at August 31 was 58 days, compared to 58 days at May 31, 2005, 44 days at February 28, 2005, 42 days at November 30, 2004, and 55 days at August 31, 2004. The current quarter’s DSO when compared to that of the second quarter remained relatively constant at 58 days. The increase in the second and third quarters DSO of Fiscal 2005 when compared to the first quarter of Fiscal 2005 and the fourth quarter of the prior fiscal year relates to the increases in E-commerce accounts receivable, based on newly acquired subsidiaries and increased core operations coupled with an extended collection cycle for certain accounts. These DSO increases were offset by reductions in the LEC Billed Product segment accounts receivable.

The majority of our customers are extended 30-day credit terms. In limited instances, customer credit is extended to ranges exceeding 90 days. Our LEC Billed Products segment collection cycle is a function of the terms of the billing and collection agreements governing such activity, which collection cycles can exceed 90 days. We continually monitor customer adherence to credit terms and constantly strive to improve the effectiveness of our collection efforts with the goal of achieving a DSO in the 40-day range. Future fiscal periods might not reflect this goal of a 40-day DSO, and might exceed the 58-day DSO recognized in the three-month period ended August 31, 2005.

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

In Fiscal 2000, we executed our on-line direct marketing strategy. Our future plans and business strategy may continue to call for our Internet-based E-commerce segment to be our primary operating focus with such segment generating the material portion of our revenues for the nine and three month periods ended August 31, 2005. In Fiscal 2002 and 2003, we expended approximately $1.9 and $1.5 million, respectively, for capital expenditures to support our E-commerce business. In Fiscal 2004, capital expenditures declined to approximately $141,000 as a result of the prior two years’ capital expenditures, which yielded excess capacity. For the nine months ended August 31, 2005, capital expenditures totaled approximately $527,000. We believe that our current infrastructure is adequate to support our E-commerce growth plan, and therefore do not contemplate significant capital expenditure requirements in the near future.

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

On April 6, 2005, the employment relationship between the ST Stockholders and the Company terminated.  The Company maintains that the ST Stockholders resigned from their positions voluntarily and without good reason under the terms of their respective employment contracts, in which event the contracts provide that the Restrictive Covenants would continue in effect until June 30, 2007.  Accordingly, the Company is reducing the period over which it is amortizing the remaining unamortized portion of the purchase price allocated to the Restrictive Covenants to the period ending June 30, 2007.  As a result of shortening the life of the Restrictive Covenants, the increased risk of competition and the reduced future revenues that may flow therefrom, the remaining carrying value of the Restrictive Covenants as of May 31, 2005 (or $539,000) was re-evaluated in accordance with SFAS No. 144 and deemed to be impaired by approximately $137,000. This impairment loss is included in depreciation and amortization expense in the “administrative expense” caption of the Company’s income statement for the nine month period ended August 31, 2005. The impairment loss is allocated to the Company’s E-commerce segment.

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

On April 1, 2004, we announced that we had acquired an exclusive license for an operating platform created by LiveOnTheNet.com, Inc., a privately held company. We had announced in February 2004 that we had entered into an agreement to acquire all of the assets of such entity, but the asset acquisition plans were discarded in favor of a license agreement resulting from our final stages of due diligence. The license agreement called for a total payment of $200,000. A down payment of $35,000 and the initial $15,000 installment was made at the time of signing the license, and installments of $15,000 were required on the ten monthly anniversary dates following the signing. As of August 31, 2005, all installments have been made in accordance with the terms of the license agreement.

In May 2005, the Company entered into a license agreement with Alliant Cooperative Data Solutions, LLC. The agreement allows for the use of an Alliant product which ranks and scores lists of consumers who register on our websites, allowing the Company to project the response rate of ordering a product after receiving an offer and the rate of payment given a response. The total cost of the license was $38,000, payable in three installments in June, July and October 2005. The full liability was recognized at August 31, 2005 and the license agreement is being amortized on a straight line basis over a three year period.

In March 2003, we sold our 51% majority-owned subsidiary, Montvale Management LLC (“Montvale”), to Mortgage Industry Consultants, LLC (“MIC”) for $1.6 million, plus our investment. We had obtained our 51% interest in September 1999 through an initial investment of approximately $50,000. The terms of the agreement included an initial payment of $1 million (received in March 2003) followed by an additional $600,000 to be paid in 24 monthly installments of $25,000 each. As of August 31, 2005, all required installments were received and recorded as realized gain on sale of subsidiary.

In May 2003, we received approximately $299,000, representing our GAAP basis capital account in such majority-owned subsidiary as at November 30, 2002, pursuant to the terms of the agreement. We also entered into a two-year Media Purchase Agreement whereby we agreed to provide certain media lead generation and related services to the continuing owners of Montvale for consideration of $40,000 per month over the term of the agreement. As of August 31, 2005, we have collected all of the requisite payments specified under the agreement.

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

A summary table of future contractual commitments, for future minimum lease payments under non-cancelable operating leases and employment contracts, and other contractually binding agreements, as of August 31, 2005, are set forth below:

						Total Contractual
	Operating Leases		Employment agreements		Other	Obligations
	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic	Foreign

2005	96,213	-	466,125	75,675	-	562,338	75,675
2006	262,277	-	1,268,075	327,924	-	1,530,352	327,924
2007	48,695	-	1,221,854	4,147	-	1,270,549	4,147
2008	50,156	-	348,469	-	-	398,625	-
2009	16,883	-	196,200	-	-	213,083	-
Thereafter	-	-	28,209	-	-	28,209	-
	$474,224	$-	$3,528,932	$407,746	$-	$4,003,156	$407,746

RELATED PARTIES

Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. FKIWSBR legal services are billed on an arms length transaction basis. We incurred approximately $768,000 in legal fees (exclusive of disbursements) from FKIWSBR during the nine months ended August 31, 2005, of which $599,000 was expensed, and $169,000 was capitalized in the Hot Rocket acquisition. We incurred approximately $683,000 in legal fees (exclusive of disbursements) from FKIWSBR during the nine months ended August 31, 2004.

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

Should the Internet operating landscape change resulting in (a) higher costs of acquiring consumer data and registered users for our websites; (b) higher costs of acquiring data for our marketing partners, compromising such marketing partners’ ability to maintain adequate sized databases to allow for continued third-party database use agreements; (c) the InfiKnowledge asset acquisition failing to maintain a lower cost of our email delivery activities and web development and web hosting service costs as compared to our competitors, or us being required to depend on third-party emailing service bureaus, to a degree higher, and/or at a cost in excess of our anticipated internally-generated costs, than that currently utilized during the nine months ended August 31, 2005, or other currently unknown third party influences on our ability to deliver email messages to the records in our databases, or the records in our marketing affiliates’ databases; (d) our contingent-based prize indemnification premiums for indemnification coverage increasing due to an increase in the number of prize winners at the sites, or as a result of the insurance industry in general, or other currently unknown factors; (e) our accruals for fulfillment obligations arising out of promotions proving to be less than the actual redemptions processed in subsequent fiscal periods; or (f) unpredictable technology changes or commercial technology applications; then, if any one, or a combination, of the above factors were to materialize we could suffer material deterioration in future fiscal period revenue growth and gross margins and, therefore, our profitability, cash flows and capital resources could be materially adversely affected.

Revenue recognition is also subject to provisions based on the probability of collection of the related trade accounts receivable. We continuously evaluate the potential of the collectibility of the related trade accounts receivables by reviewing such factors as deterioration in the operating results, financial condition, or bankruptcy filings, of our customers. As a result of this review process, we record bad debt provisions to adjust the related receivables’ carrying amount to an estimated realizable value. Provisions for bad debts are also recorded due to the review of other factors, including the length of time the receivables are past due, historical experience and other factors obtained during the conduct of collection efforts. If circumstances change regarding our specific customers on an individual basis, or if demand for Internet direct marketing softens, or if the U.S. economy stumbles, our estimates for bad debt provisions could be further increased, which could adversely affect our operating margins, profitability, cash flows and capital resources.

Major Customers and Disposition of Majority-owned Subsidiary

During the nine month period ended August 31, 2005, we had 7 customers in our E-commerce segment accounting for approximately $13.6 million or 29.6% of consolidated net revenues and approximately $4.6 million, or 48.1% of consolidated net accounts receivable as of August 31, 2005. The 7 customers accounted for 11.1%, 4.8%, 3.1%, 2.8%, 2.7%, 2.6% and 2.5% of consolidated net revenue for that nine month period.

During the nine month period ended August 31, 2004, we had 5 customers in our E-commerce segment accounting for approximately $6.8 million or 25.8% of consolidated net revenue and approximately $0.5 million or 10.7% of consolidated net accounts receivable as of August 31, 2004. The 5 customers accounted for 11.0%, 6.5%, 3.1%, 2.8% and 2.3% of consolidated net revenue for that nine month period.

Regarding the balance of our customer base, no single customer had net revenues that equaled or exceeded 2.0% of consolidated net revenues for the nine month period ended August 31, 2005 or for the nine month period ended August 31, 2004. During the year ended November 30, 2003, our business model caused us to move away from significant single, or material multiple, customer reliance, and therefore minimized the risk regarding singular customer loss.

In the nine months ended August 31, 2005, 16.0% of our revenue was derived from our proprietary products: 14.1% from iMatchUp.com, our online dating sites, and 1.9% from our LEC Billed Product segment’s proprietary products.

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

Market Fluctuation and Debt Repayment Risk of Marketable Securities Investment Portfolio

We maintain an investment portfolio that is managed by prominent financial institutions. The portfolio includes high-grade corporate commercial paper and auction rate securities, and common stock equities, all of which are held for varying periods of time, pursuant to maturity dates, market conditions and other factors. The fair value of our investments in the common stock of publicly traded companies as of August 31, 2005 amounted to approximately $1.8 million. These investments are subject to market price volatility, in addition to the potential for business failure at the company level. Moreover, due to the economic downturn and difficulties that may be faced by some of the companies in which we have investments, our investment portfolio could be further impaired by the failure of such companies to fulfill their responsibility of adhering to the repayment of principal upon maturity. Additionally, our cash flows and interest income could be negatively impacted by Federal Reserve Bank interest rate reductions, if any.

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

A panel of arbitrators was appointed in December 2003. The panel established a schedule for substantive motions and for hearings in June 2004. The arbitrators also provided for exchanges of information in the arbitration subject to Qwest’s right to seek to prevent such exchanges. Qwest moved to prevent exchanges of information and this application was granted. Qwest moved for summary judgment with respect to its indemnification counterclaim. That motion was denied. Arbitration hearings on liability were held during the week of June 20, 2005. The arbitrators reserved decision and bifurcated all issues of awards of legal fees such that any hearings on legal fees will be held after a decision on liability has issued.

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

TRAFFIX, INC.

By:	/s/ Jeffrey L. Schwartz
Date: October 17, 2005	Jeffrey L. Schwartz Chairman and CEO Chairman and CEO (Principal Executive Officer)

By:	/s/ Daniel Harvey
Date: October 17, 2005	Daniel Harvey Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number

3.1.1	Articles of Incorporation of the Company, as amended.(1)

3.1.2	Amendment to the Articles of Incorporation of the Company.(2)

3.2	By-Laws of the Company.(3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer *

32.2	Section 1350 Certification of Chief Financial Officer *

*  Filed herewith.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (the “S-1 Registration Statement”), dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.