Form 10-K
period 2005-11-30
TRAFFIX INC
filed 2006-03-01
CIK 1000297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐   Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

The number of shares outstanding of the Registrant's common stock is 14,242,318 (as of 2/24/06). The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $62,666,078 (as of 2/24/06, based upon a closing price of the Company’s Common Stock on the Nasdaq National Market on such date of $5.26).

DOCUMENTS INCORPORATED BY REFERENCE

None.

TRAFFIX, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2005

ITEMS IN FORM 10-K

FORWARD LOOKING INFORMATION
MAY PROVE INACCURATE

This Annual Report on Form 10-K, including without limitation the Business section and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements and information relating to the Company that is based on our current beliefs, as well as current assumptions made by and information currently available to us. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.

Item 1. BUSINESS

Overview

We are a leading Internet media and marketing company that provides complete end-to-end marketing solutions for our clients, which include advertisers, direct marketers, and agencies, seeking to increase sales and customer contact through on-line marketing channels. The services we offer include the development of a complete creative promotion used to market our client's product and/or service to consumers online. In the provision of our client services we use all major online marketing channels, including email promotions to generate new customers for our clients; the delivery of data files indicating the results of the email promotions; the creation and hosting of customized websites and/or web pages to facilitate consumer transactions for our clients; generating comprehensive reporting of website activity allowing our clients to analyze the effectiveness of the promotion; and providing revenue generating potential for our clients through affiliate marketing opportunities. We use this media platform to generate customers, sales and leads for our own service offers, in addition to our clients. We generate revenue for our clients primarily on a performance-based model, under which we record revenue upon the successful delivery to our client of a qualifying lead, customer, survey, completed application or ultimate sale.

We also generate revenue directly from consumers through our “direct-to-consumer” business, which includes Internet based services, such as (a) iMatchUp.com, our on-line dating service included in our E-commerce segment; and (b) other service offers that comprise our LEC Billed Products segment. Our on-line dating service continues to be marketed. We discontinued new customer acquisitions of our LEC Billed products in Fiscal 2004, but we continue to actively seek out other LEC services that exhibit the potential for acceptable economic returns. The LEC Billed Products do not have any long-lived assets associated with the segment. These “direct-to-consumer” services generated approximately $9.5 million, or 15% of our revenue during the fiscal year ended November 30, 2005, as compared to approximately $8.9 million, or 24% of our revenue during the fiscal year ended November 30, 2004, and $5.5 million, or 17% of our revenue during the fiscal year ended November 30, 2003.

We made one asset acquisition in each of Fiscal 2004 and 2005. These asset acquisitions accounted for approximately $16.6 million of E-commerce segment revenue, or approximately 26% of consolidated Fiscal 2005 revenues. Such asset acquisitions are described in more detail below, and further described in the notes to the November 30, 2005 consolidated financial statements included herein.

We also generate revenues from the sales, rentals and management (for use both on-line and off-line) of our proprietary, profiled databases, which revenue is included in our E-commerce segment.

On-Line Marketing

We own and operate a variety of Internet websites featuring specialized content such as on-line dating, downloadable music, recipes, greeting cards, automobile information, DVD promotions, and other theme-based content. We generate traffic to our websites from advertising on third party Internet media (i.e., search engines, email and banner advertisements) and through cross-marketing within our own on-line media. Our Web properties and our marketing activities are designed to generate real-time response-based marketing results for our corporate clients. When visiting our on-line properties, consumers are given the opportunity to purchase, sign-up for, ask to be contacted regarding, or simply indicate an interest in, hundreds of offers for various products and services. Specifically, through these interactive Web properties we generate a variety of transactional results ranging from (a) Web traffic, (b) inbound telemarketing calls, (c) outbound telemarketing leads, (d) demographically/psychographically profiled lists of consumers, (e) highly-targeted customized response-based leads, (f) completed applications for products, and (g) sales of products and services.

Websites. We own and operate a variety of websites with a broad range of content. Virtually all of our websites generate revenue from client advertisements. The advertisements are served across all of our websites using our internally-developed technology that serves ads to website visitors using an algorithm that takes into account a number of factors including information supplied by the visitor upon registration (e.g., gender, age, zip code), as well as the price paid by our customer to serve the advertisement.

The websites feature content ranging from music for downloads to sweepstakes offers. We launched EZ-Tracks.com in Fiscal 2004, a site that features over 30,000 songs available for free and legal downloading, as well as other content such as musical greeting cards and a downloadable version of the Bible in audio format. We have a games website that offers a variety of free parlor-style games, such as backgammon and checkers. In Fiscal 2004 we also launched reciperewards.com, a website that features thousands of cooking recipes.

Our PrizeDistributors, Inc. sponsored group of websites offers consumers the opportunity to win up to $1 million daily in our free, on-line sweepstakes. The sweepstakes prizes are indemnified by an independent, third-party agency. In order to play, each consumer must provide complete and accurate registration information and agree to receive ("opt-in") marketing messages from us and our marketing partners and affiliates.

We own and operate several other websites such as Music of Faith.com, AtlasCreditGroup.com, TheBargainSpot.com, AltasAutomotiveGroup.com, EZGreets.com, GameFiesta.com, PrizeAmerica.com and LoveFreeGames.com. Each of these sites is designed to appeal to a specific consumer interest category that we matched with client promotions that appeal to such interest category.

Email Marketing. Each program that we market for our clients can be implemented not only through our websites, but also, and often, through email marketing. We currently market to a vast database, which includes consumer data that is either owned by us or is managed by us under our revenue share arrangements, whereby we recognize the gross revenue as earned and bear the payment obligation to the list owner, irrespective of receipt of payment from our clients.

Results Analysis. Subsequent to a campaign being fully implemented, we continually analyze the marketing results to gauge whether the campaigns are continuing to generate an adequate result for the client, whether the media is being utilized cost-efficiently, and to determine whether new and different copy is yielding better overall results. These are traditional direct-marketing disciplines that we apply and that we believe distinguish us from many of our competitors in the on-line marketing industry.

Affiliate Marketing. Our affiliate marketing business commenced in late Fiscal 2005 under the name of RocketProfit.com. We have created an affiliate destination where publishers and advertisers can make available to themselves our unique and exclusive deals, customized promotions, high payouts, detailed tracking capabilities, and significant multi-level customer support.

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

OTHER SERVICES

We introduced several new business units during the past three fiscal years, and continued to expand a portion of these new business units in Fiscal 2005, specifically our on-line dating program conducted over the Internet ("iMatchup.com") which is included in our E-commerce segment. These new business units are designed as monthly recurring billing programs, such as a membership to iMatchUp.com. Revenue from these businesses is generated by directly billing consumers. Our on-line dating business became a significant source of our revenue in Fiscal 2004 and continued into Fiscal 2005, generating approximately 13% and 18% of our consolidated revenue for Fiscal 2005 and 2004, respectively.

Our expansion in, and dependence on, our on-line direct marketing efforts, coupled with the potential for state and/or federal legislation limiting our ability to contact consumers on-line should all be considered when referring to our current fiscal year’s results, as well as prior year’s historical results, in evaluating the potential for our future operations, cash flows, and financial position.

Background

From our inception in 1993 (under the name "Quintel Communications, Inc.") through 1999, we generated the bulk of our revenue from direct marketing using the traditional media of television, postal mail and telemarketing. In 2000, we repositioned our direct marketing business to the on-line media of the Web. Applying the marketing disciplines honed from our years of operating in the "off-line" media arena, we have been able to provide enhanced response-based results in a cost-effective and scaleable manner via on-line marketing. During December 1995 we completed our initial public offering of common stock, which is publicly traded and is reported on the NASDAQ National Market under the symbol “TRFX”.

Segment Information

During the fiscal year ended November 30, 2005, we generated revenue from the following segments: E-Commerce and LEC Billed Products. The E-Commerce segment currently represents the core of our business operations. Revenue in the E-Commerce segment is generated primarily from marketing of third party products and services on our websites, through email and search engine marketing campaigns, and from sales of memberships to our on-line dating service. LEC Billed Products consist of our proprietary LEC billed products which were principally reintroduced during the fiscal year ended November 30, 2003. We discontinued new customer acquisitions for this segment during the latter part of the fiscal year ended November 30, 2004, and any revenues attributable to it are generated from a declining base of customers acquired in prior fiscal years.

Historically, our now discontinued Off-Line Marketing service segment's activities consisted of telemarketing services used for the acquisition of long distance and wireless phone customers for various phone service providers; however during the fiscal years ended November 30, 2002 and 2003, this segment consisted exclusively of our majority owned subsidiary, Montvale Management, LLC and the revenues and expenses of Montvale's net branch services provided to qualified mortgage banking and lending institutions. During the fiscal year ended November 30, 2003 (specifically, March 2003), we disposed of our interest in Montvale, all as more fully described in Note 2 included in the attached financial statements.

Segment information is set forth in Note 14 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section hereof. For a more detailed discussion of our segment information, also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Competition

We face intense competition in the marketing of our services, especially in the conduct of our E-commerce segment activities, which form the core of our current business model. Many of our competitors are well established, have reputations for success in the development and marketing of services and have significant financial, marketing, distribution, personnel and other resources. We also compete with numerous smaller private companies that are willing to take extremely aggressive marketing risks that are outside of the scope of our risk tolerance. These extremely aggressive marketing practices and other marketing capabilities permit our competitors to implement extensive advertising and promotional campaigns, both generally and in response to efforts of other competitors, to enter into new markets and introduce new services.

Seasonality and Cyclicality

We believe that the on-line marketing industry is subject to seasonal fluctuations, where consumers tend to spend less time at the computer during the summer months, which is apparent based on the decrease in Internet traffic during such months. We generally recognize the fourth and first fiscal quarters of the calendar year to be our strongest.

Insurance

We may be subject to substantial liability as a result of our day-to-day operations. Accordingly, we maintain a general liability insurance policy that is subject to a per occurrence limit of $1 million with a $2 million aggregate limit and an umbrella policy covering an additional $10 million of liability. In addition, we have errors and omissions insurance with a limit of $5 million. We also maintain Directors and Officers liability insurance policies providing aggregate coverage of $20 million for legal costs and claims. Such insurance may not be sufficient to cover all potential claims and additional insurance may not be available in the future at reasonable costs.

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

Under its rule-making authority, the Federal Communications Commission ("FCC") in August 2004 adopted rules prohibiting the sending of unsolicited commercial e-mails to wireless phones and pagers. To assist in compliance with the rules, the FCC published on February 7, 2005 a list of mail domain names associated with wireless devices. Senders were given thirty (30) days to come into compliance. Thereafter, it became illegal to send unsolicited commercial e-mail to a domain address on the list unless the subscriber gave prior express authorization. The effect of these rules is to create a "double opt-in" requirement for each sender of mail (advertiser and publisher). The practical consequence of these requirements on senders of commercial e-mail is that conducting compliant campaigns will necessitate the suppression of the domains listed in the FCC's list of wireless domains. Additionally, since domain suppression is now required as a practical matter by law, any campaigns that have domain suppression lists will have those lists included with the regular e-mail suppression lists. Our publishers will be required to suppress the domain lists associated with each campaign in the same manner that they already suppress the e-mail address lists. Although these new regulations do not have a material adverse impact on our current operations, there can be no assurance that they will not have a material adverse impact on our future operations.

Under its rule-making authority, in May 2005, the Department of Justice adopted rules that amend the record keeping and inspection requirements for producers of sexually explicit performances. Codified in 18 U.S.C. 2257 of the federal criminal code, Section 2257, as amended, went into effect on June 23, 2005 and requires a class referred to as "secondary producers" to comply with the record keeping and inspection requirements that apply to primary producers. On June 16, 2005, The Free Speech Coalition, Inc. brought an action challenging, among other things, the extent to which webmasters and/or web sites fall under the definition of "secondary producers" under the new Section 2257 regulations. In a ruling issued December 28, 2005, the U.S. District Court rejected the establishment of a class of “secondary producers” that would have to comply with the record-keeping and inspection requirements of Section 2257 and reaffirmed the decision in Sundance Associates v. Reno, which held that primary “producers” would be limited to those persons involved in the “hiring, contracting for, managing, or otherwise arranging for the participating of the depicted performer.” Secondary producers will likely still have to comply with the labeling requirements of Section 2257, which require that secondary producers obtain from the primary producer a letter or other correspondence indicating who the custodian of records is, where such records are kept and the date of production of the material. The ruling in this proceeding is limited to current or future members of The Free Speech Coalition, Inc. There is the risk that the definition of "secondary producers" may be reinstated and/or more broadly interpreted in the future. At this juncture, Section 2257 has had no material effect on our net revenue growth, profitability and cash flows.

The states of Michigan and Utah have passed Child Protection Registry laws that bar the transmission of commercial e-mail to registered state residents under the age of eighteen (collectively, the "Statutes"). The Statutes contain provisions for fines and jail time for violators, and create a private right of action for aggrieved parties. Under the Statutes, state residents may register any e-mail address, fax number, wireless contact information or instant message identifier assigned to the account of a minor or one to which a minor has access. Unlike other e-mail marketing statutes, there are no opt-in or pre-existing business relationship exceptions. The Statutes provide that once an address of a state resident is on the registry for thirty (30) days, commercial e-mailers are prohibited from sending to that address anything containing an advertisement, or even a link to an advertisement, for a product or service that a minor is legally prohibited from accessing. Such products and/or services include, but are not limited to, alcohol, tobacco, gambling, firearms, automotive, financial, prescription drug and adult material. This prohibition remains in force even if the e-mail or other communication is otherwise solicited. The Free Speech Coalition, Inc. has brought an action that challenges certain aspects of the Utah Child Protection Registry law; no decision on this proceeding has yet been rendered. To the extent we market these types of products and/or services, we have blocked sending such e-mail to Michigan and Utah residents.

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

Legislation has also been passed at the state level and competing bills are pending at the federal level which are intended to require that businesses and institutions provide notice to consumers of any potential theft or loss of sensitive consumer information then in possession of the applicable business or institution. At the state level, laws that recently took effect in the states of Illinois, Louisiana, Minnesota, New Jersey and New York require companies, governmental agencies and private organizations to notify individuals in cases where their confidential information has been exposed to possible data thieves (the "New State Laws"). Upon taking effect on December 31, 2005 and, alternatively, January 1, 2006, the New State Laws make customer notification mandatory in the event that personally identifiable information (including, but not limited to, social security numbers, driver's license numbers or bank and financial account numbers) has been accessed improperly by third parties. The New State Laws are in addition to similar laws previously in effect in at least fifteen other states including the states of Arkansas, California, Connecticut, Delaware, Florida, Georgia, Maine, Montana, Nevada, North Carolina North Dakota, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas and Washington that all require consumer notification where confidential or sensitive information has been improperly accessed, lost or stolen (together with the New State Laws, the “Information Security Laws”). To the extent that we collect such personally identifiable information, the Information Security Laws may increase our costs to protect such information.

At the Federal level, the FTC, pursuant to its enforcement authority, filed a complaint against BJ's Wholesale Club, Inc. ("BJ's") for violation of the FTC Act in connection with the theft of consumer credit/debit card information which was then in BJ's possession. The FTC alleged that BJ's failure to secure customers' sensitive information was an unfair practice under the FTC Act because it caused substantial injury that was not reasonably avoidable by consumers and not outweighed by offsetting benefits to consumers or competition. BJ's agreed to a settlement that requires BJ's to establish and maintain a comprehensive information security program that includes administrative, technical and physical safeguards. Although we do not anticipate that this interpretation of the FTC Act, nor the Information Security Laws requiring notice of theft or loss of sensitive consumer information, will have a material adverse impact on our current operations, we could potentially be subject to regulatory proceedings for past and current practices in connection with the storage and security of sensitive consumer information and notice of such sensitive consumer information's theft or loss. In addition, we may be required to make changes in our future practices relating to the storage, security and provision of notice in connection with sensitive consumer information.

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

Employees

We currently employ 89 full-time employees, including five executive officers, and 2 part-time employees in the U.S. and 79 full-time employees in Canada. We believe that our relations with our employees are satisfactory. None of our employees are represented by a union.

Available Information

Our Internet address is www.traffixinc.com. We make available, free of charge through such website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our Company that we file electronically with the SEC.

Any and all information found on our website is not part of this or any other report we file with or furnish to the SEC.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct (the “Code”) for our principal executive and financial and accounting officers, and our directors, employees, agents, and consultants. The Code is publicly available on our website at www.traffixinc.com under “Investor Relations”, “Corporate Governance” and “Code of Ethics”. The Code addresses various issues regarding the practice of ethical conduct applied to all levels of our personnel in all the phases of their business activities and of their responsibility of reporting illegal or unethical behavior.

We have also established an accounting ethics complaint procedure for all employees to report concerns they might have regarding accounting, internal accounting controls and auditing matters. All complaints are treated confidentially, and we do not, and will not condone any retaliation of any kind against employees who come forward with complaints.

Item 1A.  RISK FACTORS

From time to time, including in this Annual Report on Form 10-K, we publish forward-looking statements, as disclosed in our Disclosure Regarding Forward-Looking Statements, beginning immediately following the Table of Contents of this Annual Report. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below are illustrative of the risks and uncertainties that may arise and that may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Annual Report on Form 10-K to reflect events or circumstances occurring after the date of the filing of this report.

We May Not Continue To Pay Dividends On Our Equity Securities.

We have paid a dividend of $0.08 per share of our common stock in each of the last eleven fiscal quarters. The declaration of each of such dividends was approved by our Board of Directors upon the conclusion of each quarter. We can give you no assurances that our Board will declare any dividends in future fiscal periods. Any further declarations will depend upon our performance, the level of our then current and retained earnings and other pertinent factors relating to our financial position. You should not rely on any prior approvals of our Board as an indicator of its intent to approve the declaration of any dividends in the future.

Advertisers May Be Reluctant To Devote A Portion Of Their Budgets To Internet Advertising And Digital Marketing Solutions.

Companies doing business on the Internet must compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers' total marketing budgets. Potential customers may be reluctant to devote a significant portion of their marketing budget to Internet advertising or digital marketing if they perceive the Internet to be a limited or ineffective marketing medium. Any shift in marketing budgets away from Internet advertising spending or digital marketing solutions could materially and adversely affect our business, results of operations and financial condition.

We May Not Be Able To Comply With The Adoption Of Newly Created Laws And Governmental Regulation Of The Internet Industry And New Restrictions For Internet Use May Increase Our Cost Of Doing Business.

As a direct-to-consumer marketing company we are subject to a variety of federal, state and local laws and regulations designed to protect consumers that govern certain of our marketing practices, all as more fully set forth in this Annual Report under the heading “Business - Government Regulation.”

Demand For Our Services May Decline Due To The Proliferation Of "Spam" And Software Designed To Prevent Its Delivery.

Our business may be adversely affected by the proliferation of "spam" and other unwanted Internet solicitations. In response to such proliferation, Internet Service Providers ("ISP's") have been adopting technologies, and individual computer users are installing software on their computers, that are designed to prevent the delivery of certain Internet advertising, including legitimate solicitations such as those delivered by us. We cannot assure you that the number of ISP's and individual computer users who employ these or other similar technologies and software will not increase, thereby diminishing the efficacy of our services. In the case that one or more of these technologies are widely adopted or the software widely utilized, demand for our services would decline.

We May Be Unable To Keep Up With The Rapid Technological Changes That May Occur In The Internet And E-Commerce Arenas Which Would Adversely Affect Our Business Operations.

To remain competitive, we must enhance and continually improve the responsiveness, functionality and features of our services. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry standards and practices that could render existing technology and systems obsolete at any time. Our success will depend, in part, on our ability to license leading technologies that address the increasingly sophisticated and varied needs of prospective consumers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of a website and other proprietary technology entails significant technical and business risks. There can be no assurance that we will use new technologies effectively or adapt existing websites and operational systems to customer requirements or emerging industry standards. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, our business, prospects, financial condition and results of operations would be materially adversely affected.

We Depend On Third-Party Internet And Telecommunications Providers, Over Whom We Have No Control, To Operate Our Services. Interruptions In These Services Caused By One Of The Providers Could Have An Adverse Effect On Revenue And Securing Alternate Sources Of These Services Could Significantly Increase Expenses.

We depend heavily on several third-party providers of Internet and related telecommunication services, including hosting and co-location facilities, in operating our services. These companies may not continue to provide services to us without disruptions in service, at the current cost or at all. The costs associated with any transition to a new service provider would be substantial, requiring the reengineering of computer systems and telecommunications infrastructure to accommodate a new service provider. This process would be both expensive and time-consuming. In addition, failure of the Internet and related telecommunications providers to provide the data communications capacity in the time frame required by us could cause interruptions in the services we provide. Unanticipated problems affecting our computer and telecommunications systems in the future could cause interruptions in the delivery of services, causing a loss of revenue and potential loss of customers.

Customers May Refuse To Pay Our Fees For Services Rendered, As Billed By The Local Exchange Carriers.

We currently market products that are billed to consumers directly on their telephone bills through their Local Exchange Carriers, or LEC's. Regulation in the United States provides that a consumer's telephone service may not be discontinued for failure to pay for products such as our LEC billed products. In the event of nonpayment by consumers or the provision of refunds or credits by the LEC's, we will suffer a reduction to our anticipated revenues. We maintain a reserve for consumer chargebacks for just such scenarios, and the reserve is estimated based on the amount of our historical chargebacks, which includes refunds, credits and uncollectible charges. We cannot assure you, however, that our reserves will be adequate to cover actual chargebacks.

We Face Intense Competition In The Marketing Of Products And Services.

We face intense competition in the direct marketing of products and services. Many of our competitors are well established, have reputations for success in the development and marketing of services and have significant financial, marketing, distribution, personnel and other resources. These financial and other capabilities permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets and introduce new services.

Our Success Depends On Our Ability To Continue Forming Relationships With Other Internet And Interactive Media Content And Product Providers.

The Internet includes an ever-increasing number of businesses that offer and market consumer products and services. These entities offer advertising space on their websites, as well as profit sharing arrangements for joint effort marketing programs. We expect that with the increasing number of entrants into the Internet commerce arena, advertising costs and joint effort marketing programs will become extremely competitive. This competitive environment might prevent us from executing profit generating advertising and joint effort marketing programs in the future. This competitive environment may also prevent us from providing entertaining content and product and service providers from marketing their products and services through our websites. If we fail to continue establishing new, and maintain existing, profitable advertising and joint marketing arrangements, we may suffer substantial adverse consequences to our financial condition and results of operations.

The Outcome Of Litigation In Which We Have Been Named As A Defendant Is Unpredictable And A Materially Adverse Decision In Any Such Matter Could Have A Material Adverse Affect On Our Financial Position And Results Of Operations.

We are defendants in litigation matters, as described under "Legal Proceedings" in our periodic reports filed pursuant to the Securities Exchange Act of 1934. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been named a party, and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. A materially adverse resolution of any of these lawsuits could have a material adverse affect on our financial position and results of operations.

We Are Dependent On Our Key Personnel For Managing Our Business Affairs. The Loss Of Their Services Could Materially And Adversely Affect The Conduct Of Our Business.

We are and will be highly dependent upon the efforts of the members of our management team, particularly those of our Chief Executive Officer, Jeffrey L. Schwartz, and our President, Andrew Stollman. The loss of the services of Messrs. Schwartz or Stollman may impede the execution of our business strategy and the achievement of our business objectives. We can give you no assurance that we will be able to attract and retain the qualified personnel necessary for the development of our business. Our failure to recruit key personnel or our failure to adequately train, motivate and supervise our existing or future personnel will adversely affect our operations.

Our Business Plan Is Subject To Change And Any Expectations We And You May Have For Its Successful Implementation May Be Unrealized.

Our business plan and strategy may quickly change based upon facts or circumstances currently unforeseen by us. Due to the ever changing nature of the e-commerce industry and the Internet, we, based upon these unforeseen facts or circumstances, may change our business plan at the discretion of our Management and Board of Directors with results, adverse or otherwise, that we cannot now foresee.

The Concentration Of Ownership Of Our Common Stock Will Discourage Purchases Of Our Common Stock By Persons Who Might Otherwise Seek To Gain Control Of Traffix.

Our executive officers and directors beneficially own 2,467,715 shares of our outstanding common stock representing approximately 17.32% of the total of our outstanding shares before the exercise of any outstanding options. Accordingly, such persons will be able to exercise substantial control in the election of our directors, increases in our authorized capital, our dissolution or merger, or sale of our assets, and otherwise influence the control of our affairs. As a result, potential purchasers may not seek to acquire control of our Company through the purchase of common stock which may tend to reduce the market price of our common stock. In addition, we are subject to provisions of the General Corporation Law of the State of Delaware respecting business combinations which could, under certain circumstances, also hinder or delay a change in control.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We lease approximately 15,000 square feet of space at One Blue Hill Plaza, Pearl River, New York, all of which is currently used for our principal executive offices. The lease for such premises was set to expire on July 31, 2006. We entered into an amendment to the lease on February 2, 2006, extending the lease term for five additional years, through October 31, 2011.

We own an office building in Dieppe, New Brunswick, Canada, acquired in Fiscal 2003, which houses the operations of our wholly-owed Canadian subsidiary, Infiknowledge, ULC. The New Brunswick, Canada property does not carry a mortgage. Additionally, we lease approximately 6,000 square feet of space in Lynbrook, New York, which is occupied by our wholly-owned subsidiary, Send Traffic.com, Inc. This lease expires April 7, 2009. We also lease approximately 2,000 square feet in Hicksville, New York, which is occupied by our wholly-owned subsidiary, Hot Rocket Marketing, Inc. This lease expires November 30, 2010.

Item 3. LEGAL PROCEEDINGS

Litigation

We are subject to legal proceedings, lawsuits and other claims, brought by: (1) consumers of our products and services; (2) our clients; (3) consumers of our clients' products and services; and (4) others, bringing claims that arise in the normal course of our business. Legal proceedings are subject to numerous uncertainties rendering the prediction of their outcome difficult. As a result of such uncertainty, we are unable to estimate the ultimate outcome of any of the subsequently mentioned claims, and, accordingly, no provision for loss has been recorded. We believe that individually, and in the aggregate, the ultimate settlement of the subsequently mentioned claims should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Qwest

Qwest Communications, Inc. notified the Company of an indemnification claim relating to a class action filed against Qwest in Minnesota, Bindner v. LCI International Telecom Corp. et al., District Court of Minnesota, County of Sibley, Case No. C0-00-242 (the “Class Action”). In that action, plaintiffs claimed that from September 1998 to July 1999, they were misled when they were solicited to change their long distance carrier to Qwest. They asserted that they were not told that they would have to stay at certain hotels and pay regular rates as part of a promotion involving free airline tickets. The Company introduced the promotion (“Fly Free America”) to Qwest, and was retained by Qwest to operate the telemarketing campaign pursuant to an Agreement between Qwest and the Company. In or about May 2000, Qwest and the Company entered into an agreement terminating the Agreement and settling the amount due the Company (the “May 2000 Agreement”). The Agreement and the May 2000 Agreement contained language that Qwest claimed obligated the Company to indemnify Qwest for the losses it sustained by reason of this class action. The Company maintains that it has no liability in the matter.

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

In November 2002, the Company commenced an arbitration against Qwest to recover certain amounts held in escrow that were due the Company pursuant to the May 2000 Agreement. In December 2002, Qwest filed counterclaims in the arbitration relating to the Fly Free America program. Qwest asserted that in connection with the Class Action, the Company must indemnify it for $3.4 million in Qwest attorneys’ fees; $600,000 in fees for counsel to the plaintiffs in the Class Action; and $500,000 in settlement payments to Class members. Qwest also sought reimbursement of approximately $3.1 million it paid the Company pursuant to the May 2000 Agreement. Initially, Qwest also sought to recover approximately $1.5 million of fines and penalties it claimed it paid to various attorneys general; Qwest has now withdrawn that claim.

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

In late October, 2005, the arbitration panel issued an award dismissing with prejudice all of Qwest’s claims against the Company, granting the Company’s claim to recover the $600,000 escrow plus any accrued interest. The Award has been fully implemented.

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

Nasco Corporate Finance Consultants, LLC., Todd Cook et al.

In December 2004, the Company filed an action, Traffix, Inc. v. Nasco Corporate Finance Consultants, LLC, Todd Cook et al, Supreme Court of the State of New York, County of New York, Index No. 604348/04. In the action, the Company seeks to recover approximately $600,000, plus interest and attorneys’ fees, from certain entities and from the principals of such entities, for their failure to pay the Company for customer leads which the Company sold and delivered to them. The claims include breach of contract, fraud, unjust enrichment and piercing the corporate veil. Defendants brought a motion to dismiss the complaint, which motion was denied in part by the Court and otherwise withdrawn by defendants, except with respect to one of the defendants’ principals against whom the case was dismissed without prejudice, for lack of personal jurisdiction.

In late 2005, defendants asserted counterclaims against the Company for, inter alia, breach of contract, breach of certain alleged implied warranties, quantum meruit, goods sold and delivered, account stated and unjust enrichment, and alleged damages of $8,000,000. The Company believes that there is no merit to the counterclaims and intends vigorously to defend against them.

The court limited discovery and ordered the parties to engage in mediation. A session was held before the mediator on February 9, 2006, but no settlement was reached.

As stated above, the Company is unable to determine the ultimate outcomes of any of the foregoing claims or demands, and, accordingly, no provision for loss has been recorded.

Item 4. SUBMISSION OF MATTER TO A VOTE OF SECURITYHOLDERS

A Proxy statement was mailed on or about August 15, 2005 to our stockholders of record as of August 12, 2005 in connection with our 2005 Annual Meeting of Stockholders, which was held on September 14, 2005 at our executive offices, One Blue Hill Plaza, Pearl River, New York. At the meeting, the stockholders voted on three matters, all of which were approved.

The first matter was the election of the members of the Board of Directors. The seven directors elected and the tabulation of the votes (both in person and by proxy) was as follows:

Nominees For Directors	For	Against	Withheld
Jeffrey L Schwartz	9,675,714	1,257,506	-0-
Andrew Stollman	9,674,011	1,259,209	-0-
Murray L. Skala	9,615,776	1,317,444	-0-
Edwin Levy	9,612,922	1,320,298	-0-
Lawrence Burstein	9,420,173	1,513,047	-0-
Mark Gutterman	9,422,700	1,510,520	-0-
Robert Machinist	9,671,833	1,261,387	-0-

There were no broker held non-voted shares represented at the Meeting with respect to this matter.

The second matter upon which the stockholders voted was the proposal to ratify the appointment by the Board of Directors of PricewaterhouseCoopers LLP as our independent certified public accountants for 2005. The tabulation of the votes (both in person and by proxy) was as follows:

For	Against	Abstentions
10,655,084	260,459	17,676

There were no broker held non-voted shares represented at the Meeting with respect to this matter.

The third matter upon which the stockholders voted was the proposal to amend our Sixth Amended and Restated 1996 Employee Incentive Plan, formerly known as the Employee Stock Option Plan (the “Sixth Amended Plan”), amending the Fifth Amended and Restated 1996 Employee Stock Option Plan to allow for the issuance of restricted shares of the Company’s common stock thereunder.

The tabulation of the votes (both in person and by proxy) was as follows:

For	Against	Abstentions
2,765,688	1,738,798	71,081

There were 6,357,653 broker held non-voted shares represented at the Meeting with respect to this matter.

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

	HIGH	LOW
Fiscal Year Ended November 30, 2005
First Quarter	$7.00	$5.59
Second Quarter	5.73	4.35
Third Quarter	6.47	4.58
Fourth Quarter	6.20	5.07

Fiscal Year Ended November 30, 2004
First Quarter	$6.10	$4.78
Second Quarter	7.70	4.90
Third Quarter	8.13	5.25
Fourth Quarter	7.00	4.50

Security Holders.

To the best of our knowledge, at February 24, 2006, there were 92 record holders of our Common Stock. We believe there are numerous beneficial owners of Common Stock whose shares are held in "street name."

Dividends.

We have paid a dividend of $0.08 per share of our common stock in each of the prior eleven fiscal quarters (through and including the fiscal quarter ended November 30, 2005). The declaration of each of such dividends was approved by our Board of Directors upon the conclusion of each quarter. We can give you no assurances that our Board will declare any dividends in future fiscal periods. Any further declarations will depend upon our performance and other pertinent factors relating to our financial position. You should not rely on any prior approvals of our Board as an indicator of its intent to approve the declaration of any dividends in the future.

Item 6. SELECTED FINANCIAL DATA

The following table presents our selected historical financial data of the Company for each of the years in the five-year period ended November 30, 2005. The financial data set forth should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements of the Company.

Statement of Operations Data:

	Year Ended November 30,
	2005 (1)(2)	2004 (1)(2)	2003 (2)(3)	2002 (2)(3)	2001 (2)(3)(4)

Net revenue	$62,856,982	$37,281,214	$32,388,852	$44,042,925	$32,209,410
Costs of sales	41,052,260	22,052,610	13,080,555	12,243,635	9,152,462

Gross profit	21,804,722	15,228,604	19,308,297	31,799,290	23,056,948
Selling, general and administrative expenses	19,927,933	15,155,749	20,142,448	26,724,110	15,699,829
Bad debt expense (2)	(403,186)	406,699	576,350	647,875	1,083,826
Income (loss) from operations	2,279,975	(333,844)	(1,410,501)	4,427,305	6,273,293
Interest expense	—	—	—	(101,385)	(5,900)
Other income, net	1,190,819	1,752,661	1,683,830	202,364	(2,574,694)

Income before provision (benefit) for income taxes	3,470,794	1,418,817	273,329	4,528,284	3,692,699
Provision (benefit) for income taxes	1,042,637	404,603	(147,571)	1,786,894	3,275,200
Net income	$2,428,157	$1,014,214	$420,900	$2,741,390	$417,499

Basic net income per share	$0.17	$0.08	$0.03	$0.21	$0.03
Diluted net income per share	$0.17	$0.07	$0.03	$0.19	$0.03
Common Shares outstanding
Basic	13,973,899	13,257,869	12,776,295	13,350,794	14,794,159
Diluted	14,344,584	13,928,375	13,085,297	14,247,450	15,396,619
Cash dividends per
common share	$0.32	$0.32	$0.16	$—	$—

Balance Sheet Data:
	Year Ended November 30,
	2005	2004	2003	2002	2001
Working capital	$30,720,637	$34,558,222	$38,246,883	$39,344,095	$40,057,164
Total assets	56,262,764	51,958,510	50,012,944	51,190,993	52,742,584
Total liabilities	11,421,388	8,436,075	6,674,031	7,404,985	10,329,878
Stockholders’ equity	44,475,739	43,522,435	43,338,913	43,786,008	42,412,706

NOTE: Prior year presentations have been changed to conform to fiscal 2005 presentation; these changes did not impact net income.

(1)
On January 21, 2005, we acquired the assets of Hot Rocket Marketing, Inc. and Clockwork Advertising Inc. (collectively “Hot Rocket”), privately-held corporations in the business of buying and selling performance-based on-line advertising space for third parties. Hot Rocket’s net revenues for the period January 22, 2005 to November 30, 2005 were approximately $7 million after intercompany eliminations.

(2)
On June 30, 2004, we acquired the assets of SendTraffic, Inc. a privately-held search engine optimization company. SendTraffic’s net revenues for the year ended November 30, 2005 and for the five months ended November 30, 2004 were approximately $9.6 million and $2.1 million after intercompany eliminations, respectively.

(3)
Effective September 1, 2001, our financial statements included Montvale Management, LLC as a consolidated majority-owned subsidiary, which subsidiary was disposed of in Fiscal 2003. See Note 2 to the Consolidated Financial Statements.

(4)
Basic and diluted earnings per share would not have been affected in the fiscal year ending November 30, 2001, pursuant to the adoption regarding the accounting change for intangible assets made in Fiscal 2002.

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

Overview

We are a leading Internet media and marketing company that provides complete end-to-end marketing solutions for our clients, which include advertisers, direct marketers, and agencies, seeking to increase sales and customer contact through on-line marketing channels. The services we offer include the development of a complete creative promotion used to market our client's product and/or service to consumers online. In the provision of our client services we use all major online marketing channels, including email promotions to generate new customers for our clients; the delivery of data files indicating the results of the email promotions; the creation and hosting of customized websites and/or web pages to facilitate consumer transactions for our clients; generating comprehensive reporting of website activity allowing our clients to analyze the effectiveness of the promotion; and providing revenue generating potential for our clients through affiliate marketing opportunities. We use this media platform to generate customers, sales and leads for our own service offers, in addition to our clients. We generate revenue for our clients primarily on a performance-based model, under which we record revenue upon the successful delivery to our client of a qualifying lead, customer, survey, completed application or ultimate sale.

We also generate revenue directly from consumers through our “direct-to-consumer” business, which includes Internet based services, such as (a) iMatchUp.com, our on-line dating service included in our E-commerce segment; and (b) other service offers that comprise our LEC Billed Products segment. Our on-line dating service continues to be marketed. We discontinued new customer acquisitions of our LEC Billed products in Fiscal 2004, but we continue to actively seek out other LEC services that exhibit the potential for acceptable economic returns. The LEC Billed Products do not have any long-lived assets associated with the segment. These “direct-to-consumer” services generated approximately $9.5 million, or 15% of our revenue during the fiscal year ended November 30, 2005, as compared to approximately $8.9 million, or 24% of our revenue during the fiscal year ended November 30, 2004, and $5.5 million, or 17% of our revenue during the fiscal year ended November 30, 2003.

We made one asset acquisition in each of Fiscal 2004 and 2005. These asset acquisitions accounted for approximately $16.6 million of E-commerce segment revenue, or approximately 26% of consolidated Fiscal 2005 revenues. Such asset acquisitions are described in more detail below, and further described in the notes to the November 30, 2005 consolidated financial statements included herein.

We also generate revenues from the sales, rentals and management (for use both on-line and off-line) of our proprietary, profiled databases, which revenue is included in our E-commerce segment.

On-Line Marketing

We own and operate a variety of Internet websites featuring specialized content such as on-line dating, downloadable music, recipes, greeting cards, automobile information, DVD promotions, and other theme-based content. We generate traffic to our websites from advertising on third party Internet media (i.e., search engines, email and banner advertisements) and through cross-marketing within our own on-line media. Our Web properties and our marketing activities are designed to generate real-time response-based marketing results for our corporate clients. When visiting our on-line properties, consumers are given the opportunity to purchase, sign-up for, ask to be contacted regarding, or simply indicate an interest in, hundreds of offers for various products and services. Specifically, through these interactive Web properties we generate a variety of transactional results ranging from (a) Web traffic, (b) inbound telemarketing calls, (c) outbound telemarketing leads, (d) demographically/psychographically profiled lists of consumers, (e) highly-targeted customized response-based leads, (f) completed applications for products, and (g) sales of products and services.

Websites. We own and operate a variety of websites with a broad range of content. Virtually all of our websites generate revenue from client advertisements. The advertisements are served across all of our websites using our internally-developed technology that serves ads to website visitors using an algorithm that takes into account a number of factors including information supplied by the visitor upon registration (e.g., gender, age, zip code), as well as the price paid by our customer to serve the advertisement.

The websites feature content ranging from music for downloads to sweepstakes offers. We launched EZ-Tracks.com in Fiscal 2004, a site that features over 30,000 songs available for free and legal downloading, as well as other content such as musical greeting cards and a downloadable version of the Bible in audio format. We have a games website that offers a variety of free parlor-style games, such as backgammon and checkers. In Fiscal 2004 we also launched reciperewards.com, a website that features thousands of cooking recipes.

Our PrizeDistributors, Inc. sponsored group of websites offers consumers the opportunity to win up to $1 million daily in our free, on-line sweepstakes. The sweepstakes prizes are indemnified by an independent, third-party agency. In order to play, each consumer must provide complete and accurate registration information and agree to receive ("opt-in") marketing messages from us and our marketing partners and affiliates.

We own and operate several other websites such as Music of Faith.com, AtlasCreditGroup.com, TheBargainSpot.com, AltasAutomotiveGroup.com, EZGreets.com, GameFiesta.com, PrizeAmerica.com and LoveFreeGames.com. Each of these sites is designed to appeal to a specific consumer interest category that we matched with client promotions that appeal to such interest category.

Email Marketing. Each program that we market for our clients can be implemented not only through our websites, but also, and often, through email marketing. We currently market to a vast database, which includes consumer data that is either owned by us or is managed by us under our revenue share arrangements, whereby we recognize the gross revenue as earned and bear the payment obligation to the list owner, irrespective of receipt of payment from our clients.

Results Analysis. Subsequent to a campaign being fully implemented, we continually analyze the marketing results to gauge whether the campaigns are continuing to generate an adequate result for the client, whether the media is being utilized cost-efficiently, and to determine whether new and different copy is yielding better overall results. These are traditional direct-marketing disciplines that we apply and that we believe distinguish us from many of our competitors in the on-line marketing industry.

Affiliate Marketing. Our affiliate marketing business commenced in late Fiscal 2005 under the name of RocketProfit.com. We have created an affiliate destination where publishers and advertisers can make available to themselves our unique and exclusive deals, customized promotions, high payouts, detailed tracking capabilities, and significant multi-level customer support.

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

OTHER SERVICES

We introduced several new business units during the past three fiscal years, and continued to expand a portion of these new business units in Fiscal 2005, specifically our on-line dating program conducted over the Internet ("iMatchup.com") which is included in our E-commerce segment. These new business units are designed as monthly recurring billing programs, such as a membership to iMatchUp.com. Revenue from these businesses is generated by directly billing consumers. Our on-line dating business became a significant source of our revenue in Fiscal 2004 and continued into Fiscal 2005, generating approximately 13% and 18% of our consolidated revenue for Fiscal 2005 and 2004, respectively.

Our expansion in, and dependence on, our on-line direct marketing efforts, coupled with the potential for state and/or federal legislation limiting our ability to contact consumers on-line should all be considered when referring to our current fiscal year’s results, as well as prior year’s historical results, in evaluating the potential for our future operations, cash flows, and financial position.

Background

From our inception in 1993 (under the name "Quintel Communications, Inc.") through 1999, we generated the bulk of our revenue from direct marketing using the traditional media of television, postal mail and telemarketing. In 2000, we repositioned our direct marketing business to the on-line media of the Web. Applying the marketing disciplines honed from our years of operating in the "off-line" media arena, we have been able to provide enhanced response-based results in a cost-effective and scaleable manner via on-line marketing. During December 1995 we completed our initial public offering of common stock, which is publicly traded and is reported on the NASDAQ National Market under the symbol “TRFX”.

Transactions with Major Customers

Transactions with major customers and related economic dependence information is set forth (1) following our discussion of Liquidity and Capital Resources, (2) in our discussion of Critical Accounting Policy and Accounting Estimates Discussion (immediately following {1} previously mentioned) and (3) under the heading “Transactions with Major Customers” in Note 1 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section hereof and incorporated herein by reference.

BASIS OF PRESENTATION

Certain amounts for the prior periods that are presented in the accompanying consolidated financial statements and referred to in the discussions below, have been reclassified in order to conform to the current period presentation.

Segment Information

During the fiscal year ended November 30, 2005, we generated revenue from the following segments: E-Commerce and LEC Billed products. The E-Commerce segment currently represents the core of our business operations. Revenue in the E-commerce segment is generated primarily from marketing of third party products and services on our websites, through email and search engine marketing campaigns, and from sales of memberships to our on-line dating service. LEC Billed products consist of our proprietary LEC billed products which were principally reintroduced during the fiscal year ended November 30, 2003. We discontinued new customer acquisitions for this segment during the latter part of the fiscal year ended November 30, 2004, and any revenues attributable to it are generated from a declining base of customers acquired in prior fiscal years.

Historically, our now discontinued Off-Line Marketing service segment's activities consisted of telemarketing services used for the acquisition of long distance and wireless phone customers for various phone service providers; however during the fiscal years ended November 30, 2002 and 2003, this segment consisted exclusively of our majority owned subsidiary, Montvale Management, LLC and the revenues and expenses of Montvale's net branch services provided to qualified mortgage banking and lending institutions. During the fiscal year ended November 30, 2003 (specifically, March 2003), we disposed of our interest in Montvale, all as more fully described in Note 2 included in the attached financial statements.

Segment information is set forth in Note 14 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section hereof. For a more detailed discussion of our segment information, also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

RESULTS OF OPERATIONS

Our net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the fiscal years ended November 30, 2005, 2004 and 2003, are set forth in the following tables:

Segment Data - Net Revenues, by segment component

Year Ended November 30,	2005	2004	2003

E-commerce components
iMatchUp.com dating sites	$8,432,402	$6,606,541	$3,946,442
Website advertising	24,631,577	17,311,744	11,970,259
Net branch commission fees	—	—	355,981
Search Engine Marketing revenues	9,599,746	2,059,722	—
Internet Advertising Agency revenues	7,029,914	—	—
Email marketing programs	7,702,429	6,308,914	8,460,131
Data sales and rentals	1,295,013	1,454,599	2,031,973
Sales of jewelry and gifts	53,525	190,434	925,897
Internet game development and other	3,092,085	1,047,269	1,108,874
Total E-commerce	$61,836,691	$34,979,223	$28,799,557

Off-line Marketing Service components
Net branch commission fees	$—	$—	$2,017,225
Total Off-line Marketing Services	$—	$—	$2,017,225

LEC Billed Products and Services components
Click-Help, WWA and TXNet LEC Products	$1,020,291	$2,301,991	$1,572,070
Total LEC Billed Products and Services	$1,020,291	$2,301,991	$1,572,070
CONSOLIDATED TOTALS	$62,856,982	$37,281,214	$32,388,852

The following table sets forth for the periods indicated the percentage of net revenues represented by the certain items reflected in our statement of operations:

	For the Year Ended November 30,
	2005	2004	2003
Net Revenue	100.0%	100.0%	100.0%
Cost of Sales	65.3%	59.2%	40.4%
Gross Profit	34.7%	40.8%	59.6%
Selling, general and administrative expenses	31.7%	40.7%	62.2%
Bad debt - net (recapture) expense	-0.6%	1.1%	1.8%
Other Income (expense)	1.9%	4.7%	5.2%
Net income	3.9%	2.7%	1.3%

For the Year Ended November 30, 2005 Compared to Year Ended November 30, 2004

Our net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the fiscal years ended November 30, 2005 and 2004, are detailed in the following tables:

Segment Data - Net Revenues, by Segment Component
			Change	Change
			Inc(Dec)	Inc(Dec)
Year Ended November 30,	2005	2004	$$$	%%%
E-commerce components
iMatchUp.com dating sites	$8,432,402	$6,606,541	$1,825,861	28%
Website advertising	24,631,577	17,311,744	7,319,833	42%
Search Engine Marketing revenues	9,599,746	2,059,722	7,540,024	366%
Internet Advertising Agency revenue	7,029,914	—	7,029,914	100%
Email marketing programs	7,702,429	6,308,914	1,393,515	22%
Data sales and rentals	1,295,013	1,454,599	(159,586)	-11%
Sales of jewelry and gifts	53,525	190,434	(136,909)	-72%
Internet game development and other	3,092,085	1,047,269	2,044,816	195%
Total E-commerce	61,836,691	34,979,223	26,857,468	77%

LEC Billed Products and Services components
Click-Help, WWA, and TXNet LEC Products	1,020,291	2,301,991	(1,281,700)	-56%
Total LEC Billed Products and Services	1,020,291	2,301,991	(1,281,700)	-56%
TOTAL CONSOLIDATED NET REVENUE	$62,856,982	$37,281,214	$25,575,768	69%

Net Revenue increased approximately $25.6 million, or 69%, to $62.9 million for the year ended November 30, 2005, from $37.3 million in the prior year. The E-commerce segment’s core business grew organically, primarily driven by an extension in our customer base across the majority of our revenue components, coupled with revenues generated from a prior year acquisition, which accounted for approximately $19.8 million of the consolidated revenue increase. Supplementing the core E-commerce revenue growth was approximately $7.0 million in revenue earned from our January 21, 2005 Hot Rocket acquisition. Internet game development and other E-commerce revenue is comprised of: (1) revenue generated from Internet game development and associated royalty revenue of $0.6 million and $0.2 million in Fiscal 2005 and 2004, respectively, with the $0.4 million, or 168% increase attributable to a successful game introduced in early Fiscal 2005; and (2) list management revenue, whereby we allow selected vendors to market their offers to our database in consideration for a share of the revenues earned (usually 50% of such revenues) which amounted to $2.4 million and $0.8 million in Fiscal 2005 and 2004, respectively, with the $1.6 million, or 203% increase attributable to a full Fiscal 2005 deployment of such activity over a wider range of vendors when compared to a partial 2004 fiscal deployment over a limited range of vendors. The total E-commerce segment revenue increase of $26.9 million was offset by a decline in LEC Billed Product revenue of approximately $1.3 million attributable to our Fiscal 2004 cessation of marketing activities in our LEC business. All intersegment sale activity is eliminated from disclosed revenues.

Our cost of sales during the years ended November 30, 2005 and 2004, were comprised of (1) direct and indirect marketing costs associated with the acquisition and retention of consumers for our marketing programs, including direct response email marketing costs, website registrations, customer profiles, other customer acquisition costs, search engine marketing costs, and promotional and creative costs, and (2) the related contingent-based sweepstakes indemnification expense, billing and collection fees and customer service costs.

Our cost of sales, on a segmental basis, and with disclosure of the components of the individual segments, for each of the years ended November 30, 2005 and 2004, are set forth below:

			Change	Change
			Inc(Dec)	Inc(Dec)
Year Ended November 30,	2005	2004	$$$	%%%
E-commerce
Advertising, promotion and fulfillment costs
Email marketing and related delivery costs	$4,852,513	$4,085,746	$766,767	19%
Website registrations, customer profiles, search and all other related customer acquisition costs	30,674,102	15,030,827	15,643,275	104%
Promotional, creative and other costs	385,584	343,494	42,090	12%
Purchases of on-line advertising space	4,352,961	—	4,352,961	100%
Total E-commerce Advertising	40,265,160	19,460,067	20,805,093	107%

Service Bureau fees
Contingent based prize indemnification costs	179,301	300,278	(120,977)	-40%
Total E-commerce Cost of Sales	40,444,461	19,760,345	20,684,116	105%

LEC Billed Products and Services

Service Bureau fees
Service provision, billing and collection fees	607,799	2,292,265	(1,684,466)	-73%
Total LEC Billed Cost of Sales	607,799	2,292,265	(1,684,466)	-73%
Consolidated Cost of Sales	$41,052,260	$22,052,610	$18,999,650	86%

Cost of sales on a consolidated basis increased $19.0 million, or 86%, to $41 million for the year ended November 30, 2005 from $22.1 million for the year ended November 30, 2004.

The primary factor contributing to the increase in consolidated cost of sales was related to a net increase of approximately $20.6 million in costs incurred by our E-commerce segment in the generation of its increased revenues. The E-commerce segment recognized an increase of $15.6 million in its media purchases, which included website registrations, customer profiles, search engine costs and all other core on-line customer procurement costs. We have adjusted our marketing emphasis to be more reliant on revenue generation resulting from search traffic media, and, accordingly, incurred approximately $17.4 million on such marketing expenditures during Fiscal 2005, as compared to $1.4 million in similar expenditures during Fiscal 2004. During the period January 21, 2005 to November 30, 2005, cost of revenue also included approximately $4.4 million in direct purchases of on-line advertising space, which is resold on a performance basis by our Hot Rocket subsidiary, which was acquired on January 21, 2005. Fiscal 2004 did not have a comparable cost.

The E-commerce segment increase in the cost of sales further resulted from an increase of $0.8 million, or 19% increase, in email marketing costs (which includes certain operating costs necessary to handle the email operations of our Infiknowledge subsidiary) to promote the segment’s revenue generating opportunities directly related to email promotions and to cause potential (as well as repeat) customers to visit (and re-visit in the case of repeat customers) our websites, and, once there, to register and become customer profiles available to be marketed existing offers, and future promotions, currently and in future fiscal periods. See “-Consolidated Gross Profit, by Segment” for a discussion of anticipated future gross margin recognition as a result of current period costs incurred.

The cost of sales related to our LEC Billed Product segment declined approximately $1.7 million, or 73%, when compared to the prior year. LEC costs are principally comprised of billing, collection and customer service costs. We terminated our marketing efforts and expenditures during Fiscal 2004 regarding acquisition of new LEC customers, which is the reason for the comparative period decline in LEC Billed Product segment cost of revenues.

Our gross profit in terms of dollars, on a segmental basis, and our gross profit percentage, on a segmental basis, for each of the years ended November 30, 2005 and 2004, are set forth below:

Consolidated Gross Profit, by Segment
			Change	Change
			Inc(Dec)	Inc(Dec)
Year Ended November 30,	2005	2004	$$$	%%%
E-commerce	$21,392,232	$15,218,878	$6,173,354	41%
LEC Billed products and services	412,490	9,726	402,764	4141%
CONSOLIDATED TOTALS	$21,804,722	$15,228,604	$6,576,118	43%

Consolidated Gross Profit Percentages, by segment
			Absolute	Relative
			percentage	percentage
			change	change
Year Ended November 30,	2005	2004	inc(dec)	inc(dec)
E-commerce	34.6%	43.5%	-8.9%	-20.5%
LEC Billed products and services	40.4%	0.4%	40.0%	9468.8%
CONSOLIDATED GROSS PROFIT PERCENTAGE	34.7%	40.8%	-6.2%	-15.1%

Consolidated Gross Profit ("gross margin") as a percentage of net revenue was 34.7% during the year ended November 30, 2005, compared to 40.8% in the prior year, representing an absolute percentage point decrease of 6.2%, or a 15.1% decrease on a relative basis.

The decline in gross profit percentage is primarily attributable to three factors:

(1)
The impact on gross margin from significant increases in search engine marketing expenditures and other third-party online customer costs for our websites, with all such costs being charged to operations when incurred, with such outlays generating revenue in current and future fiscal periods. Furthermore margin earned on search generated media is less than that which was generated from our sweepstakes based media. Search generated media occupied approximately 57% of our total Fiscal 2005 E-commerce media spent compared to 9% of our E-commerce media spent during Fiscal 2004.

(2)
The impact on gross profit from iMatchUp.com from our expensing of customer acquisition costs during the period we acquire a free iMatchUp.com membership account, while the recognition of the revenue is dependent upon whether or not the free account converts to a paying membership. The period that a free account may convert to a billable account ranges from one week after acquisition, to as long as two years, after its initial month of acquisition, based on available historical conversion to billable experience. The costs of acquiring free memberships has risen in Fiscal 2005 approximately three fold, and that conversion rates regarding first-time conversion and renewal billing retention have both declined during Fiscal 2005, with both factors having a negative impact on the future growth potential and the future fiscal period profit generating potential of our dating sites. We believe that the primary cause for the cost increase results from the market conditions regarding competition; where our competitors continue to increase the cost that they accept to pay for new member data.

(3)
The impact on gross margin, although to a lesser degree than (1) and (2) above, resulting from our shift in resource allocation in response to regulatory changes, whereby we migrated a portion of our marketing efforts from higher margin email revenue to lower margin search traffic generated revenue. Email revenue increased $1.3 million, or 22% in Fiscal 2005, but comprised only 12% of Fiscal 2005 consolidated revenues compared to 17% of Fiscal 2004 consolidated revenues.

Our Selling Expenses for each of the years ended November 30, 2005 and 2004 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Segment Data - Consolidated Selling Expenses, by segment, by component

			Change	Change
			Inc(Dec)	Inc(Dec)
Year Ended November 30,	2005	2004	$$$	%%%

E-commerce
Fee share commissions	$2,426,527	$1,190,894	$1,235,633	104%
Selling salaries and related expenses	1,400,723	878,034	522,689	60%
Travel and entertainment	189,353	254,582	(65,229)	-26%
TOTAL Selling - E-commerce segment	4,016,603	2,323,510	1,693,093	73%
Consolidated Totals	$4,016,603	$2,323,510	$1,693,093	73%

Selling expenses, on a consolidated basis, increased approximately $1.7 million, or 73%, from $2.3 million during the year ended November 30, 2004 to $4.0 million during the year ended November 30, 2005. The increase resulted from (a) an approximate $1.2 million increase in fee share commissions that correlates to our increased email revenue derived from the use of third-party databases in the generation of such revenues, whereby, we are the primary obligor to the list owner and bear the responsibility of payment to the list owner regardless of whether our client pays us; and (b) an approximate $0.5 million increase in selling salaries, with such increase relating partially to the expansion of our sales force, coupled with increased sales commissions expense resulting from our increased revenue.

Our general and administrative expenses ("G&A") are principally comprised of (i) compensation costs and related expenses for executive, finance, information technology and operation systems, and general administration personnel, (ii) professional fees (which include legal; audit, accounting and tax; Sarbanes-Oxley compliance costs; public relations; database management and consulting; and public company related printing and filing costs), (iii) insurance costs, (iv) occupancy and other equipment rental costs, (v) site development, maintenance and modification costs related to our various active segments, and (vi) all other general and miscellaneous corporate expense items, including depreciation and amortization not allocated to cost of sales.

Our General and Administrative Expenses for the years ended November 30, 2005 and 2004 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Consolidated General and Administrative Expenses, by segment, by component
			Change	Change
			Inc(Dec)	Inc(Dec)
Year Ended November 30,	2005	2004	$$$	%%%

E-commerce
Compensation costs and related expenses	$6,884,834	$4,588,573	$2,296,261	50%
Professional fees	807,379	730,850	76,529	10%
Insurance costs	470,470	539,372	(68,902)	-13%
Occupancy and equipment costs	399,482	296,494	102,988	35%
Site development, maintenance and
modifications	1,361,523	1,405,484	(43,961)	-3%

All other G&A expenses	2,334,409	1,325,458	1,008,951	76%
TOTAL G&A - E-commerce segment	12,258,097	8,886,231	3,371,866	38%

LEC Billed Products and Services
Compensation costs and related expenses	57,250	311,250	(254,000)	-82%
Professional fees	17,143	97,997	(80,854)	-83%
Insurance costs	9,111	52,623	(43,512)	-83%
All other G&A expenses	10,223	29,071	(18,848)	-65%
TOTAL G&A - LEC segment	93,727	490,941	(397,214)	-81%

Corporate
Compensation costs and related expenses	1,772,111	1,547,134	224,977	15%
Professional fees	840,020	881,977	(41,957)	-5%
Insurance costs	446,440	473,608	(27,168)	-6%
All other G&A expenses	500,935	552,348	(51,413)	-9%
TOTAL G&A - Corporate	3,559,506	3,455,067	104,439	3%
Consolidated Totals	$15,911,330	$12,832,239	$3,079,091	24%

General and Administrative expenses ("G&A") on a consolidated basis increased approximately $3.1 million, or 24%, when comparing G&A of $15.9 million for the year ended November 30, 2005 to G&A of $12.8 million incurred during the year ended November 30, 2004. The net increase was attributable to an increase in E-commerce segment ($3.4 million) and an increase in Corporate ($0.1 million), offset by a decline in the LEC Billed Product segment ($0.4 million). The significant increase in E-commerce expenses was attributable to the operating overhead incurred from our two recently acquired subsidiaries. In combination, such subsidiaries’ overhead amounted to approximately $4.3 million during the year ended November 30, 2005 compared to approximately $0.7 million during the prior year. Specifically, during the year ended November 30, 2005, the subsidiaries’ combined compensation costs and related expenses amounted to approximately $2.7 million, which accounts for approximately 63% of the $4.3 million increase. The balance of $1.6 million is attributable to $1.0 million in amortization expense resulting from the amortization of identifiable intangibles acquired in the acquisitions, with the balance of approximately $0.6 million attributable to rent, insurance, telephone and other general and administrative expenses.

Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. We incurred approximately $0.87 million in legal fees (exclusive of disbursements) from FKIWSBR during the year ended November 30, 2005, of which $0.70 million was expensed, and $0.17 million was capitalized in the Hot Rocket acquisition. The $0.70 million of FKIWSBR expense was then reduced by $0.36 million, representing amounts recovered from our insurance providers under the terms of their respective coverage provisions. We incurred approximately $0.3 million in legal fees (exclusive of disbursements) from FKIWSBR during the year ended November 30, 2004.

Consolidated Bad Debt Expense, by Segment
			Change	Change
			Inc(Dec)	Inc(Dec)
Year Ended November 30,	2005	2004	$$$	%%%
E-commerce	$(403,186)	$406,699	$(809,885)	-199%
Consolidated Totals	$(403,186)	$406,699	$(809,885)	-199%

Bad Debt expense decreased approximately $0.8, or 199%, to a net bad debt recapture of $0.4 million in the year ended November 30, 2005, as compared to bad debt expense of $0.4 million incurred in the year ended November 30, 2004.

During the year ended November 30, 2005, we settled a dispute with Qwest Communications International Inc., where, in accordance with the arbitration settlement, Qwest was required to pay us $600,000, plus interest. Such amount represented revenue earned in fiscal years dating back to the inception of our E-commerce activities in Fiscal 2000, the year in which the agreement was wrongfully terminated, and the year we commenced the arbitration. During Fiscal 2000, we had not recorded the $600,000 of revenue based on the questionable nature of its receipt pursuant to the final arbitration decision, effectively recording bad debt expense in that year. Upon the Fiscal 2005 settlement of the arbitration in our favor, we recorded the receipt as a bad debt recapture in accordance with the original recording in Fiscal 2000. Offsetting this bad debt recapture was approximately $197,000 in net increases in our reserves for smaller accounts. Our allowance for bad debts results from our assessment of the risk of collection embedded in our customer base as described below.

We continuously evaluate the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition or bankruptcy filings of our customers. Not all of our customers are publicly traded, or otherwise make available financial information. Therefore there are limits placed on our ability to draw information from financial filings. As a result of our review process, we record adjustments to bad debt provisions/(recaptures) to reflect the related accounts receivable carrying amount to amounts that estimate their probable realizable value. Provisions for bad debts are also recorded resulting from the review of other factors, including (a) length of time the accounts receivable are past due and (b) historical experience and other factors obtained during collection efforts. If circumstances related to specific customers change, our estimates for bad debt provision/(recaptures) could be further increased or decreased in future fiscal periods.

OTHER INCOME (EXPENSE)

The components of our "Other income (expense)" for the years ended November 30, 2005 and 2004 are set forth below:

			Change	change
			inc(dec)	inc(dec)
Year Ended November 30,	2005	2004	$$$	%%%

Other income (expense):

Interest income and dividends	$957,069	$544,153	$412,916	76%
Realized gains on sale of marketable securities	561,359	25,490	535,869	2102%
Realized gain on sale of subsidiary	195,000	784,900	(589,900)	-75%
Other non-operating income:

Other miscellaneous income(expense)	(6,832)	104,311	(111,143)	-107%
Vendor settlement on prior year marketing fee	—	350,000	(350,000)	-100%
Foreign Currency Exchange Rate Fees and interest	(21,244)	(20,793)	(451)	2%
Interest and penalties - tax audits and settlements	—	(69,581)	69,581	100%
Reduction of prior year's LEC reserve	—	34,181	(34,181)	100%
Minority interest (income) loss	(494,533)	—	(494,533)	100%
Total Consolidated Other
Income (Expense)	$1,190,819	$1,752,661	$(561,842)	-32%

Consolidated Other Income (Expense) decreased approximately $0.6 million, from approximately $1.8 million during the year ended November 30, 2004, to approximately $1.2 million for the year ended November 30, 2005.

The material factors contributing to the net decrease as set forth in the above table are as follows:

(a)
Interest income increased approximately $0.4 million, or 76%, with the increase related to more favorable rates available during Fiscal 2005 when compared to Fiscal 2004. The general interest rate environment improved, as measured by the average 12 month treasury yield of 2.68% in Fiscal 2005, compared to 1.41% in Fiscal 2004, for a relative increase of 90% compared to our interest income increase of 76%. Additionally, interest income was positively impacted in the fourth quarter of Fiscal 2005 with approximately $68,000 of interest income paid to us, as a result of a settlement award secured by us in an arbitration action against a vendor.

(b)
Realized gains on the sale of marketable securities increased by approximately $0.5 million over the comparable prior year period. This resulted from our decision in the first quarter of Fiscal 2005 to recognize unrealized gains on our equity security portfolio enabling us to utilize the federal tax benefits of capital loss carryforwards that were set to expire within the next 24 months.

(c)
The year ended November 30, 2004 included $0.8 million in installment payments from a prior year’s sale of a subsidiary, compared to $0.2 million in the year ended November 30, 2005. The decline was the result of the installment agreement being completed in February, 2005.

(d)
The year ended November 30, 2004 included a collection of approximately $0.4 million in settlement of a prior year’s marketing agreement dispute. No comparable amount is reflected in the year ended November 30, 2005.

(e)
Minority Interest resulting from our EZ Tracks partnership with Madacy Entertainment in Fiscal 2005 amounted to $0.5 million. The partnership agreement was entered into on January 12, 2005 and, as such, the prior year comparable period includes no comparable amount.

MINORITY INTEREST

On January 12, 2005, we entered into an agreement with Madacy Entertainment, through a newly created partnership, EZTracks LP, to market and promote EZTracks.com, our new web destination consisting of approximately 30,000 downloadable songs covering a wide array of musical genres. We, through a wholly-owned subsidiary, own 50.7% of the partnership and will be responsible for managing the operations of the business, including generating traffic to the website, as well as selling advertising on the site. Madacy Entertainment, through its wholly-owned subsidiary, owns 49.3% of the partnership and will provide its inventory of music and an extensive library of music licensed from other parties. Madacy will have limited involvement with certain aspects of operations. The results of operations for the year ended November 30, 2005 include the fully consolidated results of EZTracks LP with minority interest established to reflect Madacy’s ownership share of the partnership’s operating results for the period January 12, 2005 to November 30, 2005.

The following table summarizes the results of EZ Tracks for the period January 12, 2005 to November 30, 2005:

Net Revenues	$8,369,797
Cost of Sales	7,286,976
Gross Profit	1,082,821
General & Administrative Expenses	79,712
Net Income	1,003,109
Minority Interest - Income Statement	494,533
Distributions to Minority Interest	$128,896

PROVISION FOR INCOME TAXES

We provide for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. A final adjustment is made to the our provision for income taxes pursuant to the computation of our annual tax provision (benefit). Our current year’s tax provision approximates $1.0 million, coupled with pretax income of approximately $3.5 million. This effective rate relationship of 30.0%, when compared to our historical effective rate of approximately 36% results from two factors. We benefited from state tax benefits partially offset by foreign income tax expense. Additionally, in the fourth quarter we settled state tax audits which resulted in an approximate tax benefit of $200,000. See Note 9 of the Consolidated Financial Statements for further details of our tax expense(benefit), and deferred tax assets and liabilities. We are subject to examination by taxing authorities in various jurisdictions, and believe that we have adequately provided for all such tax liabilities. Matters raised upon audit from such jurisdictions may involve substantial amounts and could be material. Management considers it unlikely that resolution of any such matters would have a material adverse effect upon our consolidated financial statements.

For the Year Ended November 30, 2004 Compared to Year Ended November 30, 2003

Our net revenues, on a segmental basis, and with disclosure of the components of the individual segments, for each of the fiscal years ended November 30, 2004 and 2003, are detailed in the following tables:

Segment Data - Net Revenues, by Segment Component
			Change	Change
			Inc(Dec)	Inc(Dec)
For the Year Ended November 30,	2004	2003	$$$	%%%

E-commerce components
iMatchUp.com dating sites	$6,606,541	$3,946,442	$2,660,099	67%
Website advertising	17,311,744	11,970,259	5,341,485	45%
Net branch commission fees	—	355,981	(355,981)	-100%
Search Engine Marketing revenues	2,059,722	—	2,059,722	100%
Email marketing programs	6,308,914	8,460,131	(2,151,217)	-25%
Data sales and rentals	1,454,599	2,031,973	(577,374)	-28%
Sales of jewelry and gifts	190,434	925,897	(735,463)	-79%
Internet game development and other	1,047,269	1,108,874	(61,605)	-6%
Total E-commerce	34,979,223	28,799,557	6,179,666	21%

Off-line Marketing Service components
Net branch commission fees	—	2,017,225	(2,017,225)	-100%
Total Off-line Marketing Services	—	2,017,225	(2,017,225)	-100%

LEC Billed Products and Services components
Click-Help, WWA, and TXNet LEC Products	2,301,991	1,572,070	729,921	46%
Total LEC Billed Products and Services	2,301,991	1,572,070	729,921	46%
TOTAL CONSOLIDATED NET REVENUE	$37,281,214	$32,388,852	$4,892,362	15%

Net Revenue increased approximately $4.9 million, or 15%, to $37.3 million for the year ended November 30, 2004, from $32.4 million in the prior year. E-commerce segment revenue had a net increase of approximately $4.2 million on a comparative basis with the prior year, attributable primarily to increases in website advertising revenue, with the total increase in E-commerce revenue of $6.2 million including $2.1 million in revenue earned from our July 1, 2004 acquisition of the assets of a search engine marketing business, SendTraffic,com, Inc. (SendTraffic). Search Engine revenue is shown after intercompany eliminations. Net revenue in our LEC Billed Product segment increased $0.7 million, to $2.3 million, resulting from increased marketing and enrollments into our various LEC products during the first six months of fiscal 2004, as compared to approximately $1.6 million in revenue for the prior year’s comparable period. Offsetting the foregoing revenue increases was a decline in net revenue that resulted from the sale of our majority-owned subsidiary (Montvale Management, LLC) during the quarter ended May 31, 2003. Such subsidiary accounted for approximately $2.0 million of our Off-line Marketing Service segment revenue, or 6% of our consolidated revenue during the year ended November 30, 2003. Our E-commerce segment’s net revenue included approximately $0.4 million in online revenue earned by Montvale in Fiscal 2003. In total, Montvale accounted for $2.4 million, or 7.3%, of revenue during the year ended November 30, 2003.

Our cost of sales during the years ended November 30, 2004 and 2003, were comprised of (1) direct and indirect marketing costs associated with the acquisition and retention of consumers for our marketing programs, including direct response email marketing costs, website registrations, customer profiles, other customer acquisition costs (such as outbound telemarketing), promotional and creative costs, and premium fulfillment costs, and (2) the related contingent-based sweepstakes indemnification expense, billing and collection fees and customer service costs.

Our cost of sales, on a segmental basis, and with disclosure of the components of the individual segments for each of the years ended November 30, 2004 and 2003, are set forth below:

Consolidated Cost of Sales, by Segment, by Component
			Change	Change
			Inc(Dec)	Inc(Dec)
For the Year Ended November 30,	2004	2003	$$$	%%%

E-commerce
Advertising, promotion and fulfillment costs
Email marketing and related delivery costs	$4,085,746	$4,525,931	$(440,185)	-10%
Website registrations, customer profiles and
other related customer acquisition costs	13,581,230	6,435,162	7,146,068	111%
Promotional, creative and other costs	343,494	366,115	(22,621)	-6%
Search Engine Marketing Costs of Revenue	1,449,597	—	1,449,597	100%
Total E-commerce Advertising	$19,460,067	$11,327,208	$8,132,859	72%

Service Bureau fees
Contingent based prize indemnification costs	$300,278	$526,502	(226,224)	-43%
Total E-commerce Cost of Sales	$19,760,345	$11,853,710	$7,906,635	67%

Off-line Marketing Services
Advertising, promotion and fulfillment costs
Telemarketing, direct mail and related costs	$—	$261,786	$(261,786)	-100%
Total Off-line Marketing Cost of Sales	$—	$261,786	$(261,786)	-100%

LEC Billed Products and Services

Service Bureau fees
Service provision, billing and collection costs	$2,292,265	$965,059	1,327,206	138%
Total LEC Billed Cost of Sales	$2,292,265	$965,059	$1,327,206	138%
Consolidated Cost of Sales	$22,052,610	$13,080,555	$8,972,055	69%

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

The E-commerce segment net increase in the cost of sales from our core revenue generating activities resulted from: an increase of approximately $7.1 million in costs incurred for website registrations, customer profiles and other costs of online customer acquisitions, all necessary to support our increased E-commerce revenue generation, as discussed above; offset by (1) a decrease in email marketing costs of approximately $0.4 million, related to our decreased use of third-party email vendors in the promotion of our email revenue generating opportunities pursuant to declines in margin, which resulted from the ISP’s increasing their filtering of commercial email messages, regardless of whether the email is permission-based; and (2) a decrease in contingent prize indemnification costs of approximately $0.3 million, attributable to a reduction in the size of the sweepstakes prizes, and the related impact on indemnification pricing. Also, see “Consolidated Gross Profit, by Segment” for a discussion of anticipated future revenue recognition as a result of current period costs incurred.

Other increases in cost of sales related to our LEC Billed Product segment, which amounted to approximately $1.3 million, or an increase of 138%, when compared to the prior year. During the first six months of the year ended November 30, 2004, we incurred a significant increase in marketing expenditures due to a test marketing campaign utilizing outbound telemarketing for LEC Billed Product segment customer acquisitions. Such marketing expenditures amounted to approximately $0.8 million during the year ended November 30, 2004. Management had anticipated that this marketing effort would have established a base of recurring billed customers that would generate revenues unencumbered by additional marketing costs in future fiscal periods. Subsequent to this assessment, we experienced an increase in the levels of customer service and account cancellations, significantly reducing the future revenue benefits attributable to this LEC Billed Products customer base. This decline should be considered in the assessment of future fiscal period revenues, as it relates to the LEC Billed Products segment. We currently do not intend to continue using outbound telemarketing for this business line in future fiscal periods, but do intend to apply the results of this test marketing to market other products and services through this outbound telemarketing channel. The LEC Billed Products segment does not have any long lived assets associated to the segment. Resulting from the increase levels of cancellations, we experienced an increase in costs of sales due to the associated customer service costs.

Our gross profit in terms of dollars, on a segmental basis, and our gross profit percentage, on a segmental basis, for each of the years ended November 30, 2004 and 2003, are set forth below:

Consolidated Gross Profit, by Segment
			Change	Change
			Inc(Dec)	Inc(Dec)
For the Year Ended November 30,	2004	2003	$$$	%%%
E-commerce	$15,218,878	$16,945,847	$(1,726,969)	-10%
Off-line Marketing services	—	1,755,439	(1,755,439)	-100%
LEC Billed products and services	9,726	607,011	(597,285)	-98%
CONSOLIDATED TOTALS	$15,228,604	$19,308,297	$(4,079,693)	-21%

Consolidated Gross Profit Percentages, by segment
			Absolute	Relative
			percentage	percentage
			change	Change
For the Year Ended November 30,	2004	2003	inc(dec)	inc(dec)
E-commerce	43.5%	58.8%	-15.3%	-26.1%
Off-line Marketing services	0.0%	87.0%	-87.0%	-100.0%
LEC Billed products and services	0.4%	38.6%	-38.2%	-98.9%
CONSOLIDATED GROSS PROFIT PERCENTAGE	40.8%	59.6%	-18.8%	-31.5%

Consolidated Gross Profit ("Gross Margin") as a percentage of net revenue was 40.8% during the year ended November 30, 2004, compared to 59.6% in the prior year, representing an absolute percentage point decrease of 18.8%, or a 31.5% decrease on a relative basis.

The decline in gross profit is primarily attributable to four factors: (1) increased website registration, customer profile and other third-party online customer acquisition costs for our websites recognized in our core business; (2) new LEC Billed Products segment customer acquisition marketing efforts, primarily during the first six months of Fiscal 2004 (which effort was curtailed in the third quarter of Fiscal 2004), coupled with increased chargeback and related customer service costs attributable to such LEC Billed Products segment customers during the year ended November 30, 2004; (3) our shift in reaction to regulatory changes whereby we migrated a portion of our marketing efforts from higher margin email revenue to lower margin website based revenue; and (4) the gross profit contribution from the SendTraffic asset acquisition during the period July 1, 2004 (acquisition date) to November 30, 2004, which was approximately 29.6% (after consolidation, transfer pricing and inter-company profit eliminations), and was significantly less than the historically recognized gross profit of our core business. Additionally, the impact on gross profit from our iMatchUp.com dating sites results from the expensing of the costs of customer acquisition during the period we acquire and expense the free iMatchUp.com membership account, while the recognition of the revenue is dependent upon whether or not the free account converts to a paying membership. The period that a free account may convert to a billable account ranges from one week after acquisition, to as long as two years, and longer, after its initial month of acquisition, based on available historical conversion to billable experience. Therefore, predicated on stabilized acquisition costs in future fiscal periods, we expect that the future conversions of free membership acquisitions to billable members, as well as the anticipated renewal revenues from such acquired customers, should allow us to report improved gross profit margins attributable to such memberships in our E-commerce segment in future fiscal periods.

Our Selling Expenses for each of the years ended November 30, 2004 and 2003, are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Segment Data - Consolidated Selling Expenses, by segment, by component
			Change	Change
			Inc(Dec)	Inc(Dec)
For the Year Ended November 30,	2004	2003	$$$	%%%

E-commerce
Fee share commissions	$1,190,894	$4,096,037	$(2,905,143)	-71%
Selling salaries and related expenses	878,034	1,421,749	(543,715)	-38%
Travel and entertainment	254,582	131,496	123,086	94%
TOTAL Selling - E-commerce segment	2,323,510	5,649,282	(3,325,772)	-59%

Off-line Marketing Services
Selling salaries and related expenses	—	796,014	(796,014)	-100%
Occupancy and equipment costs	—	45,623	(45,623)	-100%
Travel and entertainment	—	5,005	(5,005)	-100%
TOTAL Selling - Off-line segment	—	846,642	(846,642)	-100%
Consolidated Totals	$2,323,510	$6,495,924	$(4,172,414)	-64%

Selling expenses, on a consolidated basis, decreased approximately $4.2 million, or 64%, from $6.5 million during the year ended November 30, 2003 to $2.3 million during the year ended November 30, 2004. The decrease was primarily related to an approximate $3.3 million reduction in E-commerce segment selling expenses, of which (a) approximately $2.9 million relates to a decrease in commissions and correlates to our reduced use of third-party databases in the promotion of our email services (which decrease relates to the alternative use of capital for increased website registration, customer profile and other online customer acquisition costs as discussed in the “Cost of Goods Sold” section, above), and (b) approximately $0.5 million relates to decreases in salaries and related costs resulting from cost-cutting reductions to our sales force undertaken in the second half of Fiscal 2003.

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

Our General and Administrative Expenses for the years ended November 30, 2004 and 2003, are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Segment Data - Consolidated General and Administrative Expenses, by segment, by component

			Change	Change
			Inc(Dec)	Inc(Dec)
For the Year Ended November 30,	2004	2003	$$$	%%%

E-commerce
Compensation costs and related expenses	$4,005,793	$4,102,192	$(96,399)	-2%
Professional fees	727,952	1,336,416	(608,464)	-46%
Insurance costs	539,372	492,566	46,806	10%
Occupancy and equipment costs	281,784	320,351	(38,567)	-12%
Site development, maintenance and
modifications	1,380,562	1,580,553	(199,991)	-13%
Search Engine Acquisition Overhead	717,340	—	717,340	100%
All other G&A expenses	1,233,428	1,238,338	(4,910)	0%
TOTAL G&A - E-commerce segment	8,886,231	9,070,416	$(184,185)	-2%

Off-line Marketing Services
Professional fees	—	21,229	(21,229)	-100%
All other G&A expenses	—	691,351	(691,351)	-100%
TOTAL G&A - Off-line segment	—	712,580	(712,580)	-100%

LEC Billed Products and Services
Compensation costs and related expenses	311,250	308,574	2,676	1%
Professional fees	97,997	42,976	55,021	128%
Insurance costs	52,623	27,113	25,510	94%
All other G&A expenses	29,071	96,273	(67,202)	-70%
TOTAL G&A - LEC segment	490,941	474,936	16,005	3%

Corporate
Compensation costs and related expenses	1,547,134	1,557,307	(10,173)	-1%
Professional fees	881,977	705,012	176,965	25%
Insurance costs	473,608	520,560	(46,952)	-9%
All other G&A expenses	552,348	605,713	(53,365)	-9%
TOTAL G&A - Corporate	3,455,067	3,388,592	66,475	2%
Consolidated Totals	$12,832,239	$13,646,524	$(814,285)	-6%

General and Administrative expenses ("G&A") on a consolidated basis decreased approximately $0.8 million, or 6%, when comparing G&A of $12.8 million for the year ended November 30, 2004 to G&A of $13.6 million incurred during the year ended November 30, 2003. The significant portion of the net decrease was attributable to decreases in our: (a) Off-line Marketing Service segment ($0.7 million) pursuant to our disposition of our majority-owned subsidiary (Montvale Management, LLC) in March 2003; and (b) E-commerce segment ($0.2 million), relating to reductions in: (i) compensation costs pursuant to cost cutting reductions to our workforce undertaken in the second half of Fiscal 2003, (ii) professional fees reflecting reduced requirements for litigation defense, and (iii) other expenses primarily reflecting the benefit of general cost reduction efforts undertaken in the second half of Fiscal 2003. The year ended November 30, 2004 included approximately $718,000 of overhead related to SendTraffic, which was acquired on July 1, 2004. Specifically, for the period July 1, 2004 to November 30, 2004, SendTraffic’s overhead included compensation costs and related expenses of approximately $569,000; site development, maintenance and modification costs of approximately $25,000; office rent of $15,000; and other G&A of approximately $108,000. The SendTraffic acquisition resulted in identifiable intangible assets generating amortization expense of approximately $179,000 in fiscal 2004, with this amount being included in the E-commerce expense line item “All other G&A expenses”.

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

Consolidated Bad Debt Expense, by Segment
			Change	Change
			Inc(Dec)	Inc(Dec)
For the Year Ended November 30,	2004	2003	$$$	%%%
E-commerce	$406,699	$576,350	$(169,651)	-29%
Consolidated Totals	$406,699	$576,350	$(169,651)	-29%

Bad Debt expense decreased approximately $0.2, or 29%, to bad debt expense of $0.4 million in the year ended November 30, 2004, as compared to bad debt expense of $0.6 million incurred in the year ended November 30, 2003.

Fiscal 2004 bad debt expense is primarily attributable to one specific customer who accounted for approximately $390,000 of bad debt, coupled with an approximate $17,000 net increase in our reserve for smaller accounts. The Fiscal 2003 bad debt expense was attributable to one specific customer who accounted for approximately $622,000 of bad debt, coupled with an approximate $46,000 net decrease in our reserve for smaller accounts. Our allowance for bad debts results from our assessment of the risk of collection embedded in our customer base as described below.

We continuously evaluate the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition or bankruptcy filings of our customers. As a result of this review process, we record adjustments to bad debt provisions/(recaptures) to reflect the related accounts receivable carrying amount to amounts that estimate their probable realizable value. Provisions for bad debts are also recorded resulting from the review of other factors, including (a) length of time the accounts receivable are past due and (b) historical experience and other factors obtained during collection efforts. If circumstances related to specific customers change, our estimates for bad debt provision/(recaptures) could be further increased or decreased in future fiscal periods.

OTHER INCOME (EXPENSE)

The components of our "Other income (expense)" for the years ended November 30, 2004 and 2003 are set forth below:

			change	change
			inc(dec)	inc(dec)
For the Year Ended November 30,	2004	2003	$$$	%%%

Other income (expense):

Interest income and dividends	$544,153	$479,934	$64,219	13.1%
Realized gains on sale of marketable securities	25,490	19,730	5,760	29%
Realized gain on sale of subsidiary	784,900	1,375,801	(590,901)	-43%
Other non-operating income:

Other miscellaneous income(expense)	104,311	(54,068)	158,379	-293%
Vendor settlement on prior year marketing fee	350,000	—	350,000	100%
Foreign Currency Exchange Rate Fees and interest	(20,793)	—	(20,793)	100%
Interest and penalties - tax audits and settlements	(69,581)	—	(69,581)	100%
Reduction of prior year's LEC reserve	34,181	—	34,181	100%
Minority interest (income) loss	—	(137,567)	137,567	-100%
Total Consolidated Other
Income (Expense)	$1,752,661	$1,683,830	68,831	4%

Consolidated Other Income (Expense) increased approximately $69,000, when comparing the year ended November 30, 2004, to the year ended November 30, 2003.

The material offsetting factors contributing to the net increase, in their order of magnitude, as set forth in the above table, are as follows:

(a)
Our year ended November 30, 2004 realized $785,000 in installment payment gains from a prior year sale of a subsidiary. Our comparable prior year had realized $1.4 million from such subsidiary sale, the bulk of which related to payments received at closing in March 2003. Offsetting this decline was the increase in other income resulting from the elimination of minority interest in connection with the sale of this subsidiary.

(b)
Partially offsetting this decrease, we collected $350,000 in settlement of a prior year’s marketing agreement dispute. The amount collected had originally been charged to our cost of goods sold accounts in Fiscal 2000. In Fiscal 2000, we had expended $650,000 as a non-refundable prepayment for the delivery of 1 million on-line customers to our website properties under the above referenced marketing agreement. The marketing partner’s failure to satisfactorily deliver the requisite number of on-line customers to us was the basis for the settlement received by us during the year ended November 30, 2004.

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

PROVISION FOR INCOME TAXES

We provide for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. A final adjustment is made to our provision for income taxes pursuant to the computation of our annual tax provision (benefit). Our current year’s tax provision approximates $405,000, coupled with pre tax income of approximately $1,418,000. This effective rate relationship of 28.5%, when compared to our historical effective rate of approximately 39% results from several offsetting factors. We recognized tax benefits from the use of approximately $0.8 million in previously devalued capital loss carryover deferred tax assets. Such prior year devalued capital loss deferred tax assets were utilized in Fiscal 2004 to offset the tax expense on current year’s capital gain income of approximately $0.8 million. Additionally, we benefited from state tax benefits partially offset by foreign income tax expense. See Note 8 of the Consolidated Financial Statements for further details of our tax expense(benefit), and deferred tax assets and liabilities. We are subject to examination by taxing authorities in various jurisdictions, and believe that we have adequately provided for all such tax liabilities. Matters raised upon audit from such jurisdictions may involve substantial amounts and could be material. Management considers it unlikely that resolution of any such matters would have a material adverse effect upon our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2005, we had aggregate working capital of $30.7 million compared to aggregate working capital of $34.6 million as of November 30, 2004. We had available cash, cash equivalents, equities and readily available marketable debt securities of $28.2 million as of November 30, 2005, compared to available cash, cash equivalents, equities and readily available marketable debt securities of $35.8 million as of November 30, 2004. The equity component of our marketable securities was $1.9 million at November 30, 2005, compared to $1.8 million at November 30, 2004. The increase in our equity positions was attributable to a combination of increases in the fair market values of securities in our portfolio at November 30, 2005 and 2004, respectively, and additional security purchases.

Cash provided by operating activities was approximately $1.0 million for the year ended November 30, 2005, compared to approximately $2.8 million in cash provided by operating activities during the year ended November 30, 2004, representing an approximate $1.8 million decrease in cash provided by operating activities. The primary factor giving rise to the decrease in cash provided by operating activities was attributable to an increase in accounts receivable of approximately $5.7 million, being partially offset by increases in accounts payable and accrued expenses approximating $2.4 million, and the effect of net income of $2.4 million for the year ended November 30, 2005 compared to net income of $1.0 million for the year ended November 30, 2004.

Cash provided by investing activities was approximately $3.4 million during the year ended November 30, 2005, compared to $2.7 million used in investing activities during the year ended November 30, 2004. The primary source of cash provided by investing activities during the year ended November 30, 2005 related to $6.8 million in proceeds from security sales in excess of reinvestments. Additionally, cash was generated from the collection of approximately $0.2 million on installments from the prior year’s sale of one of our subsidiaries. Cash was used in investing activities for the asset acquisition of Hot Rocket Marketing in January 2005 (approximately $3.0 million) and capital expenditures of approximately $0.4 million.

Cash used for financing activities was approximately $2.6 million during the year ended November 30, 2005, compared to $2.5 million used by financing activities during the year ended November 30, 2004. During the year ended November 30, 2005 we declared and paid four quarterly dividends, amounting to approximately $4.5 million and made approximately $0.1 million in distributions to a minority interest holder. We offset such outflows with approximately $2.1 million in proceeds from stock options exercised. During the year ended November 30, 2004, we had used approximately $4.3 million in payment of four quarterly dividends, and offset such outflows of cash by inflows of approximately $1.7 million in proceeds from stock option exercises.

Our days-sales-outstanding ("DSO") in accounts receivable at November 30, 2005 was 65 days, compared to 58 days at August 31, 2005, 58 days at May 31, 2005, 44 days at February 28, 2005, and 46 days at November 30, 2004. The increase in the current quarter’s DSO compared to the third quarter of the current fiscal year relates to the blend of our customers and marketing agreement terms. The collection cycles attributable to our E-Commerce clients have increased throughout Fiscal 2005. Our DSO may rise above 65 days in future fiscal periods primarily in the event of growth in revenues from our customers who are offered longer term increases.

The majority of our customers are extended 30-day credit terms. In limited instances, customer credit is extended to ranges approximating 90 days. We continually monitor customers’ adherence to their credit terms and constantly strive to improve the effectiveness of our collection efforts with the goal of achieving a DSO in the 40-day range. Future fiscal periods might not reflect this goal of a 40-day DSO, and might exceed the 65-day DSO recognized during the year ended November 30, 2005.

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

In Fiscal 2000, we executed our on-line direct marketing strategy. Our future plans and business strategy may continue to call for our Internet-based E-commerce segment to be our primary operating focus, with such segment generating the material portion of our revenues for the years ended November 30, 2005 and 2004. In Fiscal 2003 we expended $1.5 million for capital expenditures to support our E-commerce business while in Fiscal 2004 such expenditures declined to $0.2 million as a result of prior years’ purchases which yielded excess capacity. In Fiscal 2005 we expended $0.4 million, nearly half of which was for the purchase of new servers to reduce our dependence upon outside email delivery suppliers.

We may, in future fiscal periods, be required to invest significant amounts of capital into our business. If our operations fail to generate sufficient revenue, we could realize a material adverse impact on our capital and liquidity resources resulting from expenditures necessary to generate such revenue, including, but not limited to, expenditures for (a) marketing campaigns, including media costs and other costs of customer acquisition information, (b) product development costs, (c) site development and maintenance and related technology based costs, (d) potential on-line, and/or off-line, business acquisitions, or (e) costs associated with developing alternative means of email promotion delivery.

We, through our wholly-owned subsidiary, Hot Rocket Acquisition Corp., acquired the assets, other than cash and receivables, and certain of the liabilities, of Hot Rocket Marketing, Inc., a privately-held on-line media and marketing agency ("Hot Rocket"), effective as of January 21, 2005. The purchase price was approximately $3.8 million, comprised of $0.7 million in shares of our common stock (or 113,821 shares) and $2.8 million in cash, paid to the sellers and $0.3 million in capitalized costs.

In addition, we agreed to pay Hot Rocket a contingent purchase price of up to $12.50 million if Hot Rocket generates an aggregate of $27 million in EBITDA (as quantified in the Agreement) over the four year period following the closing. The contingent purchase price is payable in semi-annual and annual installments pursuant to a formula based on the satisfaction of certain graduating EBITDA targets. We may pay, at our option (subject to certain conditions and limitations), up to 50% of the contingent purchase price installments that may become payable, with our stock with the share price to be determined on or about the date of its issuance. Our Board has adopted a resolution that, if contingent purchase price payments are made to Hot Rocket, we will utilize our discretion to make as much of such payments in cash as is necessary to keep the aggregate of all share issuances to Hot Rocket at a maximum of 19.9% of our outstanding stock. We also entered into a five-year employment contract with Mark Colacioppo, the sole shareholder of Hot Rocket.

The shares of common stock issued to HBI and Hot Rocket were originally issued by us in non-public transactions, which issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

On June 30, 2004, we consummated the acquisition of the assets of SendTraffic.com, Inc. (“Send”) and its affiliated entity, The Traffic Group, LLC, (“TG”), privately held search engine marketing companies based in New York. We purchased the assets for approximately $5.0 million, comprised of $3.5 million in cash and 233,941 shares of our common stock. The asset acquisition agreement calls for contingent earn-out payments based on the post closing attainment of certain earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds during the thirty-six month period following the transaction.

On April 1, 2004, we announced that we had acquired an exclusive license for an operating platform created by LiveOnTheNet.com, Inc. (LOTN), a privately held company. We had announced in February 2004 that we had entered into an agreement to acquire all of the assets of LOTN. The asset acquisition plans were discarded in favor of a license agreement resulting from our final stages of due diligence. The license agreement calls for a total payment of $200,000. A down payment of $50,000 was made at the time of signing the license, and installments of $15,000 were required on the ten monthly anniversary dates following the signing. As of February 18, 2005, six $15,000 installments have been made in accordance with the terms of the license agreement.

In March 2003, we sold our 51% majority-owned subsidiary, Montvale Management LLC (“Montvale”), to Mortgage Industry Consultants, LLC (“MIC”) for $1.6 million, plus our investment. We had obtained our 51% interest in September 1999 through an initial investment of approximately $50,000. The terms of the agreement included an initial payment of $1 million (received in March 2003) followed by an additional $600,000 to be paid in 24 monthly installments of $25,000 each. As of February 18, 2005, all required installments were received and recorded as realized gain on sale of subsidiary. At the point of sale, based on management’s assessment of Montvale’s future cash flows, after taking into consideration Montvale’s increased obligations with respect to the note obligations due us, we had deemed it prudent to defer recognition of income on the unpaid portion of the note. Recognition was therefore recorded under the cost recovery method. As at November 30, 2005, all note obligations have been collected.

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

Additionally, as we seek to further extend our reach into the E-commerce and LEC Billed Product arenas, as well as identifying new and other consumer oriented products and services in the off-line arena, we may use existing cash reserves, enter into long-term financing arrangements, acquire the assets of privately held companies, or employ other means to finance such diversification, none of which are specifically identifiable or measurable at this time.

OBLIGATIONS AND COMMITMENTS

We are not aware of any specific factors, outside of those described in the following table, and those “potential factors” described in the “Critical Accounting Policy and Accounting Estimate Discussion” which follows below, that are reasonably likely to cause a material impact, either positive or negative, on our liquidity trends. Additionally, we do not have off-balance sheet arrangements, other than those described in the following table, and do not engage in trading activities involving non-exchange traded contracts.

A summary table of future contractual commitments, for future minimum lease payments under non-cancelable operating leases and employment contracts are set forth below:

	Operating Leases		Employment agreements		Total Contractual Obligations
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign

2006	$304,277	$—	$1,268,075	$320,564	$1,572,352	$320,564
2007	91,955		1,221,854	4,054	1,313,809	4,054
2008	94,714		348,469		443,183	—
2009	62,777		196,200		258,977	—
2010	47,271		28,209	—	75,480
Thereafter						—
	$600,994	$—	$3,062,807	$324,618	$3,663,801	$324,618

RELATED PARTIES

Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. We incurred approximately $0.87 million in legal fees (exclusive of disbursements) from FKIWSBR during the year ended November 30, 2005, of which $0.70 million was expensed, and $0.17 million was capitalized in the Hot Rocket acquisition. The $0.70 million of FKIWSBR expense was then reduced by $0.36 million, representing amounts recoverable from our insurance providers under the terms of their respective coverage provisions. As at January 20, 2006, $0.21 million remains receivable from the insurers. We incurred approximately $0.3 million in legal fees (exclusive of disbursements) from FKIWSBR during the year ended November 30, 2004.

TRANSACTIONS WITH MAJOR CUSTOMERS

During the fiscal year ended November 30, 2005, we had eight customers in our E-commerce segment which, in combination, accounted for approximately $20.6 million, or 33% of consolidated net revenues during such period, and approximately $5.7 million, or 51% of consolidated net accounts receivable as of November 30, 2005. The eight major customers accounted for 11.3%, 5.2%, 3.2%, 3.0%, 2.9%, 2.6%, 2.4%, and 2.3% of consolidated net revenue for the year ended November 30, 2005.

During the fiscal year ended November 30, 2004, we had nine customers in our E-commerce segment which, in combination, accounted for approximately $12.1 million, or 46% of consolidated net revenues during such period, and approximately $2 million, or 42% of consolidated net accounts receivable as of November 30, 2004. The nine major customers accounted for 11.1%, 5.8%, 3.0%, 3.0%, 2.1%, 2.0%, 1.9%, 1.8%, and 1.8% of consolidated net revenue for the year ended November 30, 2004.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Our most significant estimates relate to reserves for uncollectible receivables, reserves for data qualification allowances, recoverability of long-lived assets, and the realizability of deferred tax assets. We are subject to income taxes in the United States, both at the Federal level and various state levels, as well as the foreign jurisdiction of Canada. In the determination of our worldwide provision for income taxes and the recording of the related deferred tax assets and liabilities, and currently payable tax liabilities, we are required to use significant and material levels of judgment that involve many transactions and calculations. As such, the ultimate determination of our tax is uncertain, and we provide for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As a result of the application of SFAS No. 5, we at times establish reserves for the potential of additional income tax based on our best estimate of the potential for the probable loss of certain tax positions taken on our tax returns. We believe that our combined tax accruals and tax reserves are adequate for all tax years open to audit. All tax accruals and tax reserves are treated as current liabilities in their balance sheet presentation.

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

Should the Internet operating landscape change resulting in (a) higher costs of acquiring consumer data and registered users for our websites; (b) higher costs of acquiring data for our marketing partners, compromising such marketing partners' ability to maintain adequate sized databases to allow for continued third-party database use agreements; (c) the InfiKnowledge asset acquisition failing to maintain a lower cost of our email delivery activities and web development and web hosting service costs as compared to our competitors, or us being required to depend on third-party emailing service bureaus, to a degree higher, and/or at a cost in excess of our anticipated internally-generated costs, than that currently utilized during the year ended November 30, 2005, or other currently unknown third-party influences on our ability to deliver email messages to the records in our databases, or the records in our marketing affiliates' databases; (d) our contingent-based prize indemnification premiums for indemnification coverage increasing due to an increase in the number of prize winners at the sites, or as a result of the insurance industry in general; (e) our accruals for fulfillment obligations arising out of promotions proving to be less than the actual redemptions processed in subsequent fiscal periods; or (f) unpredictable technology changes or commercial technology applications; then, if any one, or a combination, of the above factors were to materialize we could suffer material deterioration in future fiscal period revenue growth and gross margins and, therefore, our profitability, cash flows and capital resources could be materially adversely affected.

Recent Accounting Pronouncements

In November 2005, the FASB issued Staff Position (“FSP”) FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities , and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of this FSP will have a material impact on our financial statements.

In November 2005, the FASB issued FSP FAS 123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements. See adoption considerations for SFAS 123(R), below.

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

In December 2004, the FASB issued SFAS No. 123 (R), Share Based Payment, which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. In March of 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107), regarding its interpretation of SFAS 123R and provides guidance on varying valuation methods available in the computation and guidance on the other related matters. The standard requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. The new standard is effective in the first interim or annual reporting period beginning after June 15, 2005. We are currently assessing the impact that the Statement may have on our financial statements, and due to the uncertainty of the level of share-based payments to be granted in the future, no estimates of the impact are included in the notes to the financial statements.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29. The guidance in APB 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment made by SFAS 153 eliminates the exception for exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of the statement became effective for exchanges taking place in fiscal periods beginning after June 15, 2005. The adoption of this Statement did not have a material impact on our financial statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the consolidated financial statements of Traffix, Inc. and subsidiaries, together with the report of PricewaterhouseCoopers LLP dated February 28, 2006.

Item 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15e)) as of the end of the period covered by this Annual Report, have concluded that as of that date, our disclosure controls and procedures were adequate and effective, and communicated to us to allow for timely decisions regarding required disclosure, and to ensure that information required to be disclosed by us in the reports we file or submit with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Name	Age	Position

Jeffrey L. Schwartz	57	Chairman of the Board and Chief Executive Officer
Andrew Stollman	40	President, Secretary and Director
Daniel Harvey	47	Chief Financial Officer
Richard Wentworth	56	Chief Operating Officer
Murray L. Skala	59	Director
Edwin A. Levy	68	Director
Lawrence Burstein	63	Director
Mark Gutterman	50	Director
Robert B. Machinist	53	Director

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

Lawrence Burstein has been a director since April 1999. Since March 1996, Mr. Burstein has been Chairman of the Board and a principal shareholder of Unity Venture Capital Associates, Ltd., a private venture capital firm. For approximately ten years prior thereto, Mr. Burstein was the President, a director and principal stockholder of Trinity Capital Corporation, a private investment banking concern. Trinity ceased operations upon the formation of Unity Venture in 1996. Mr. Burstein is a director of several companies, being, respectively, THQ, Inc., engaged in the development and marketing of games for Sony, Microsoft and Nintendo; CAS Medical Systems, Inc., engaged in the manufacture and marketing of blood pressure monitors and other disposable products, principally for the neonatal market and I.D. Systems Inc., engaged in the design, development and production of a wireless monitoring and tracking system which uses radio frequency technology.  Mr. Burstein also is the Chairman and director of American Telecom Services, Inc., a supplier of bundled telecommunication services.

Mark Gutterman has been a director since November 2003. He had previously served as a director form December 1995 to April 1999. Mr. Gutterman has been Chief Financial Officer of Starpoint Solutions LLC, a company providing IT staffing and solutions, since 1999, prior to which he was a partner in the accounting firm of Feldman, Gutterman, Meinberg & Co. Mr. Gutterman is a Certified Public Accountant.

Robert B. Machinist has been a director since August 2004. Mr. Machinist is currently a managing partner of M Capital, LLC, a private equity investment firm in Rye, New York. He also runs a private family investment company. From November 1998 until December 2001, Mr. Machinist served as managing director and head of investment banking for the Bank of New York and its Capital Markets division. From 1986 through November 1998, Mr. Machinist was president and one of the principal founders of Patricof & Co. Capital Corp. (and its successor companies), a multinational investment banking business. Mr. Machinist is also a director of Dobi Medical International, Inc., a publicly-held development stage company in the business of advanced medical technology imaging.

A majority of our directors are “independent,” as defined under the rules of the Nasdaq Stock Market. Such independent directors are Messrs. Levy, Burstein, Gutterman and Machinist. Our directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

Executive Officers

Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors. Two of our executive officers, Jeffrey L. Schwartz and Andrew Stollman, are also directors of our Company. Information with regard to such persons is set forth above under the heading "Directors."

The remaining executive officers are Mr. Daniel Harvey, Chief Financial Officer, and Mr. Richard Wentworth, Chief Operating Officer.

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

Committees of the Board of Directors

We have an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Audit Committee. The functions of the Audit Committee are to recommend to the Board of Directors the engagement of the independent accountants, review the audit plan and results of the audit engagement, review the independence of the auditors and review the adequacy of our system of internal accounting controls. The current members of the Audit Committee are Messrs. Gutterman, Burstein and Machinist, and the Board has determined that they are each “independent” (as that term is defined under the applicable rules of the Nasdaq Stock Market), and are each able to read and understand fundamental financial statements. Mr. Gutterman is the Chairman of the Audit Committee and possesses the financial expertise required under Rule 401(h) of Regulation SK of the Securities Act of 1933, as amended (the “Act”), and NASD Rule 4350(d)(2). He is further “independent,” as that term is defined under Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will, in the future, continue to have (i) an Audit Committee of at lease three members comprised solely of independent directors, each of whom will be able to read and understand fundamental financial statements (or will become able to do so within a reasonable period of time after his or her appointment); and (ii) at least one member of the Audit Committee that will possess the financial expertise required under the applicable rules of the Nasdaq Stock Market. Our Board adopted a written charter for the Audit Committee (a copy of which was annexed as Appendix A to the Proxy Statement used in connection with our September 21, 2004 Annual Meeting of Stockholders) and the Audit Committee reviews and reassesses the adequacy of that charter on an annual basis.

Compensation Committee. The functions of the Compensation Committee are to make recommendations to the Board regarding compensation of management employees and to administer plans and programs relating to employees benefits, incentives, compensation and awards under our Employee Incentive Plan. Messrs. Burstein (Chairman) and Gutterman are the current members of the Compensation Committee. The Board has determined that each of them is “independent,” as defined under the applicable rules of the Nasdaq Stock Market.

Nominating and Corporate Governance Committee. The functions of the Nominating and Corporate Governance Committee are to develop our corporate governance system and to review proposed new members of our board of directors, including those recommended by our stockholders. Messrs. Levy (Chairman), Burstein and Machinist are the current members of our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to a written charter adopted by the Board. The full text of the charter is available on our website at www.traffixinc.com. The Board has determined that each member of this Committee is “independent,” as defined under the applicable rules of the Nasdaq Stock Market.

The Nominating and Corporate Governance Committee will review, on an annual basis, the composition of our Board of Directors and the ability of its current members to continue effectively as directors for the upcoming fiscal year. In the ordinary course, absent special circumstances or a change in the criteria for Board membership, the Nominating and Corporate Governance Committee will renominate incumbent directors who continue to be qualified for Board service and are willing to continue as directors. If the Committee thinks it in our best interests to nominate a new individual for director in connection with an annual meeting of stockholders, or if a vacancy on the Board occurs between annual stockholder meetings, the Committee will seek out potential candidates for Board appointment who meet the criteria for selection as a nominee and have the specific qualities or skills being sought. Director candidates will be selected based on input from members of the Board, our senior management and, if the Committee deems appropriate, a third-party search firm. The Nominating and Corporate Governance Committee will evaluate each candidate’s qualifications and check relevant references and each candidate will be interviewed by at least one member of the Committee. Candidates meriting serious consideration will meet with all members of the Board. Based on this input, the Nominating and Corporate Governance Committee will evaluate whether a prospective candidate is qualified to serve as a director and whether the Committee should recommend to the Board that this candidate be appointed to fill a current vacancy on the Board, or presented for the approval of the stockholders, as appropriate.

Stockholder Communications

Stockholders interested in communication with our Board may do so by writing to any or all directors, care of our Chief Financial Officer, at our principal executive offices. Our Chief Financial Officer will log in all stockholder correspondence and forward to the director addressee(s) all communications that, in his judgment, are appropriate for consideration by the directors. Any director may review the correspondence log and request copies of any correspondence. Examples of communications that would be considered inappropriate for consideration by the directors include, but are not limited to, commercial solicitations, trivial, obscene, or profane items, administrative matters, ordinary business matters, or personal grievances. Correspondence that is not appropriate for Board review will be handled by our Chief Financial Officer. All appropriate matters pertaining to accounting or internal controls will be brought promptly to the attention of our Audit Committee Chair.

Stockholder recommendations for director nominees are welcome and should be sent to our Chief Financial Officer, who will forward such recommendations to our Nominating and Corporate Governance Committee, and should include the following information: (a) all information relating to each nominee that is required to be disclosed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) the names and addresses of the stockholders making the nomination and the number of shares of our common stock which are owned beneficially and of record by such nominee, and must be submitted in the appropriate time frame. The Nominating and Corporate Governance Committee will evaluate candidates recommended by stockholders in the same manner as candidates recommended by other sources, using criteria, if any, approved by the Board form time to time. Our stockholder communication policy may be amended at any time with the consent of our Nominating and Corporate Governance Committee.

Code of Ethics

We have a Code of Ethics that applies to all our employees, officers and directors. Such code has been posted on our website, www.traffixinc.com. We will disclose when there have been waivers of, or amendments to, such Code as required by the rules and regulations promulgated by the Securities and Exchange Commission and/or Nasdaq.

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of our knowledge, during the fiscal year ended November 30, 2005, (i) Messrs Burstein, Gutterman, Levy, Machinist and Skala untimely filed one report on Form 4, each reporting one transaction; (ii) Mr. Harvey untimely filed 3 reports on Form 4, each reporting 4 late transactions; (iii) Mr. Schwartz untimely filed 3 reports on Form 4, each reporting 3 late transactions, one report on Form 4 reporting 4 late transactions and one report on Form 4, reporting one late transaction; and (iv) Joshua B. Gillon, a former executive officer of the Company who resigned in March 2005, untimely filed one report on Form 4, reporting 10 late transactions, and failed to report one report on Form 5. These individuals were executive officers, directors and/or beneficial owners of more than 10% of our Common Stock during the fiscal year ended November 30, 2005. To the best of our knowledge, all other Forms 3, 4 and 5 required to be filed during the fiscal year ended November 30, 2005 were done so on a timely basis.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the executive compensation paid during the three fiscal years ended November 30, 2005, 2004 and 2003 for (i) our Chief Executive Officer; (ii) our four most highly compensated executive officers (other than the Chief Executive Officer) whose cash compensation for the fiscal year ended November 30, 2005 exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided under the above clause (ii) but for the fact that the individuals were not serving as executive officers at the end of the last completed fiscal year (the "Named Officers").

		Annual Compensation Awards				Long Term Compensation Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other		Securities		All Other
				Annual	Restricted	Underlying		Compen-
Name and		Salary	Bonus	Compensa-	Stock	Options	Plan	sation
Principal Position	Year	($)	($)	tion($)	Awards	(#)	Payouts ($)	($)(3)

Jeffrey L. Schwartz	2005	$605,000	$—	—	—	—	—	$20,779
Chairman and	2004	$605,000	$—	—	—	185,000	—	$29,625
Chief Executive	2003	$550,000	$50,000	—	—	—	—	—
Officer
Andrew Stollman	2005	$544,500	$30,000	—	—	—	—	$18,793
President and	2004	$544,500	$—	—	—	405,000	—	$22,928
Secretary	2003	$495,000	$50,000	—	—	—	—	—
Daniel Harvey	2005	$213,000	$24,000	—	—	40,000	—	$12,000
Chief Financial	2004	$208,667	$24,000	—	—	—	—	$9,000
Officer	2003	$200,000	$20,000	—	—	40,000	—	—
Richard Wentworth	2005	$213,539	$25,000	—	—	50,000	—	—
Chief Operating	2004	$200,000	$25,000	—	—	—	—	—
Officer (1)	2003	$200,000	$50,000	—	—	—	—	—
Joshua B. Gillon, Esq.	2005	$106,176		—	—	—	—	—
Former Executive Vice President and General	2004	$250,000	$10,000	—	—	137,500	—	—
Counsel (2)	2003	$250,000	$20,000	—	—	50,000	—	—

(1)	Effective January 8, 2005, Mr. Wentworth’s salary became $216,000 per annum.
(2)	Mr. Gillon resigned as an executive officer and employee in March 2005.
(3)	Consists of medical insurance reimbursements and auto allowance payments in the case of Messrs. Schwartz and Stollman, and auto allowance payments in the case of Mr. Harvey

The following table sets forth certain information regarding the granting of options to the Named Officers during the fiscal year ended November 30, 2005.

Option Grants in Last Fiscal Year
					Potential
					Realizable
					Value at Assumed
					Annual
					Rates of Stock
					Price Appreciation
					for Option
		Individual Grants			Term (2)

(a)	(b)	(c)	(d)	(e)	(f)	(g)
	Number of
	Securities	% of Total
	Underlying	Options Granted	Exercise or
	Options	to Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year (1)	($/Share)	Date	5%($)	10%($)

Daniel Harvey	20,000(3)	2.87%	$6.14	12/09/2009	$33,930	$74,970

Daniel Harvey	20,000(4)	2.87%	$5.60	11/28/2010	$30,940	$68,380

Richard Wentworth	25,000(3)	3.59%	$6.14	12/09/2009	$42,410	$93,710

Richard Wentworth	25,000(4)	3.59%	$5.60	11/28/2010	$38,680	$85,470

(1)	Options to purchase a total of 696,500 shares of Common Stock were granted to our employees and consultants, including the Named Officers, during the fiscal year ended November 30, 2005.
(2)	Based upon the closing price of the Common Stock, as listed by the Nasdaq National Market, on the date of grant of the respective options.
(3)	One-third (1/3) of these options become exercisable on the grant date, and one-third (1/3) on each of the one- and two-year anniversaries of their date of grant.
(4)	These options vested immediately upon grant.

The following table sets forth certain information regarding options exercised and exercisable during the fiscal year ended November 30, 2005 and the value of the options held as of November 30, 2005 by the Named Officers.

Aggregated Option Exercises In Last Fiscal Year
and Fiscal Year-End Option Value

(a)	(b)	(c)	(d)		(e)
			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
			Options At Fiscal Year-End (#)		at Fiscal Year-End (1)($)
	Shares Acquired	Value
Name	On Exercise(#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Jeffrey L. Schwartz	8,750	$36,138	430,000	—	$428,500	$—
Andrew Stollman	8,750	36,400	525,000	220,000	385,650	—
Daniel Harvey	88,099	180,037	26,666	13,334	—	—
Richard Wentworth	—	—	128,333	16,667	112,950	—
Joshua B. Gillon	325,000	710,541	(2)	(2)	(2)	(2)

(1)
The product of (x) the difference between $5.46 (the closing price of our Common Stock at November 30, 2005, as reported by Nasdaq) and the exercise price of the unexercised options, multiplied by (y) the number of unexercised options.

(2)	Mr. Gillon’s options expired upon his resignation during March 2005.

Board Compensation

As a result of our policy to compensate non-employee directors for their services, our 1996 Employee Incentive Plan, as amended and restated (the "Plan"), provides for an automatic one-time grant to all non-employee directors of options to purchase 25,000 shares of Common Stock and for additional automatic quarterly grants of options to purchase 6,250 shares of Common Stock. The exercise prices for all of such non-employee director options are the market value of the Common Stock on their date of grant.

In addition, for each attended meeting of the Audit Committee, the Chairman receives $4,000 and each other member receives $2,000, and for each attended meting of the Compensation Committee and the Nominating and Corporate Governance Committee, the Chairman receives $2,000 and each other member receives $1,000.

Employment Agreements

Jeffrey L. Schwartz

The employment agreement with Jeffrey L. Schwartz, our Chairman and Chief Executive Officer, expired on November 30, 2005. Mr. Schwartz continues to serve as our Chairman and Chief Executive Officer as an employee-at-will, but is in the process of negotiating with our Board the terms of a new employment agreement.

Andrew Stollman

We entered into an employment agreement, effective December 1, 2001, with Andrew Stollman, which agreement was orally amended on June 3, 2004 (the “First Amendment”).  On May 10, 2005, the First Amendment was reduced to writing and we executed a second amendment to Mr. Stollman’s employment agreement (the “Second Amendment”).  The employment agreement, as amended by the First Amendment and Second Amendment, now expires on November 30, 2007 and further provides that Mr. Stollman (i) is employed as our President and Secretary; (ii) was paid for the fiscal year ended November 30, 2005, and will be paid for all fiscal years remaining under the term, $544,500 per annum; (iii) will receive bonuses upon our Company’s achievement of certain pre-tax income milestones and (as added by the Second Amendment) certain EBITDA (as defined) milestones, as well as discretionary bonuses subject to approval of our Board of Directors; (iv) upon the commencement of the agreement on December 1, 2001, was issued a ten-year option to acquire 105,000 shares of our Common Stock at an exercise price of $5.70 per share; (v) upon the execution of the First Amendment, was issued a ten-year option to acquire 405,000 shares of our Common Stock at an exercise price of $7.34 per share, 110,000 shares of which failed to vest and the remaining 295,000 shares of which vest as follows:

(a)	75,000 shares vested immediately;

(b)	110,000 shares will vest if we have Operating Cash Flow (as defined in the Second Amendment) for Fiscal 2006 equal to or greater than $4.65 million; and

(c)	110,000 shares will vest if we have Operating Cash Flow for Fiscal 2007 equal to or greater than $5.29 million.

(vi)  agreed not to compete or engage in a business competitive with our business during the term of the agreement and for a period of one year thereafter; (vii) if his employment is terminated other than as a result of a “For Cause Event” (as defined in the original 2001 employment agreement), will be entitled to receive additional compensation and other consideration, all as more fully described in the original 2001 employment agreement; and (viii) if his employment is terminated as a result of a “Change in Control” (as defined in the original 2001 employment agreement), will be entitled to receive a one-time payment in an amount equal to 2.99 times his “base amount” determined in accordance with the applicable provisions of the Internal Revenue Code.

The foregoing is only a summary of the material terms of our employment agreements with the Named Officers. For a complete description, copies of such agreements are annexed hereto in their entirety as exhibits or are otherwise incorporated herein by reference.

Compensation Committee Interlocks and Insider Participation

      Messrs. Burstein and Gutterman are the members of our Compensation Committee. None of our executive officers has served as a director or member of a compensation committee (or other board committee performing equivalent functions) of any other entity, one of whose executive officers served as a director or a member of our Compensation Committee.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of February 24, 2006, based upon information obtained from the persons named below, regarding beneficial ownership of our Common Stock by (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of our Common Stock, (ii) each director of our Company, (iii) each of the Named Officers, and (iv) all executive officers and directors of our Company as a group.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Class (2)
Jeffrey L. Schwartz	2,123,615 (3)	14.47%
Andrew Stollman	1,160,000 (4)	7.86
Dimensional Fund Advisors, Inc. 1299 Ocean Avenue 11th Floor Santa Monica, CA 92651	990,989 (5)	6.96
Al Frank Asset Management, Inc. 32392 Coast Highway, Suite 260 Laguna Beach, Ca. 92651	810,046 (6)	5.69
Edwin A. Levy	223,386 (7)	1.55
570 Lexington Avenue
New York, NY 10022
Murray L. Skala	197,750 (8)	1.37
750 Lexington Avenue
New York, NY 10022
Richard Wentworth	136,666 (9)	*
Lawrence Burstein	125,000 (10)	*
245 Fifth Avenue
New York, NY 10016
Mark Gutterman 115 Broadway 2nd Floor New York, NY 10006	81,250 (11)	*
Robert Machinist 555 Theodore Fremd Avenue, Suite B302 Rye, NY 10580	62,500 (12)	*
Daniel Harvey	33,333 (13)	*
Joshua B. Gillon, Esq.	0 (14)	—
All executive officers and directors as a group (9 persons)	4,143,500 (15)	26.03%

*	Less than 1% of our outstanding shares.
(1)	Unless otherwise provided, such person's address is c/o Traffix, Inc., One Blue Hill Plaza, Pearl River, New York 10965.
(2)
The number of shares of Common Stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission (the "Commission"). Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after February 24, 2006. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(3)
Includes 430,000 shares of Common Stock issuable upon the exercise of options held by Mr. Schwartz. Does not include 2,330 shares held by a trust for the benefit of Mr. Schwartz’s child of which Mr. Schwartz’s spouse is the sole trustee.

(4)	Includes 525,000 shares of Common Stock issuable upon the exercise of options held by Mr. Stollman.
(5)	All the information presented with respect to this beneficial owner was extracted solely from the Schedule 13G filed on February 6, 2006.
(6)
Possesses sole voting power with respect to 476,509.32 of such shares and sole dispositive power with respect to all of such shares. All the information presented with respect to this beneficial owner was extracted soley from the Schedule 13G filed on February 14, 2006.

(7)	Represents 25,100 shares of Common Stock held by a fund of which Mr. Levy is the General Partner and 198,286 shares of Common Stock issuable upon the exercise of options held by Mr. Levy.
(8)	Includes 193,750 shares of Common Stock issuable upon the exercise of options held by Mr. Skala.
(9)	Represents shares of Common Stock issuable upon the exercise of options held by Mr. Wentworth.
(10)	Represents shares of Common Stock issuable upon the exercise of options held by Mr. Burstein.
(11)	Represents shares of Common Stock issuable upon the exercise of options held by Mr. Gutterman.
(12)	Represents shares of Common Stock issuable upon the exercise of options held by Mr. Machinist.
(13)	Represents shares of Common Stock issuable upon the exercise of options held by Mr. Harvey.
(14)	Mr. Gillon resigned as an executive officer in March 2005.
(15)	Includes 1,675,785 shares of Common Stock issuable upon the exercise of options held by our executive officers and directors. See footnotes (3) and (4) and (7) through (13), above.

Equity Compensation Plan Information

The table below sets forth the following information as of the fiscal year ended November 30, 2005 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights ( a )	Weighted-average exercise price of outstanding options, warrants and rights ( b )	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) ( c )
Equity compensation plans approved by security holders	3,140,359	$5.65	1,177,897
Equity compensation plans not approved by security holders	0	$0.00	0
Total	3,140,359	$5.65	1,177,897

Equity compensation plans approved by our stockholders include the 1995 Employee Stock Option Plan and the Sixth Amended and Restated 1996 Employee Incentive Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. We incurred approximately $0.87 million in legal fees (exclusive of disbursements) from FKIWSBR during the year ended November 30, 2005, of which $0.70 million was expensed, and $0.17 million was capitalized in the Hot Rocket acquisition. The $0.70 million of FKIWSBR expense was then reduced by $0.36 million, representing amounts recovered from our insurance providers under the terms of their respective coverage provisions. FKIWSBR continues to provide services for us during our current fiscal year. Its fees are based primarily on hourly rates. We believe our relationship with such firm is on terms no less favorable to us than could have been obtained from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Before PricewaterhouseCoopers LLP is engaged by us to render audit or non-audit services, where required by the rules and regulations promulgated by the Securities and Exchange Commission and/or Nasdaq, such engagement is approved by the Audit Committee. The following are the fees billed us by PricewaterhouseCoopers LLP for services rendered thereby during the fiscal years ended November 30, 2005 and 2004:

	2005	2004

Audit Fees	$404,000	$250,000
Audit - Related Fees	$4,000	$15,250
Tax Fees	$50,604	$70,617
All Other Fees	$76,500	$77,500

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

Item 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

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

(b)	Exhibits.

3.1.1		Articles of Incorporation of the Company, as amended.(1)
3.1.2		Amendment to the Articles of Incorporation of the Company.(2)
3.2		Bylaws of the Company.(3)
10.1		Sixth Amended and Restated 1996 Employee Incentive Plan.(4)
10.2.1		Lease of the Company's offices at One Blue Hill Plaza, Pearl River, New York.(5)
10.2.2	*	Amendment to Lease of the Company's offices at One Blue Hill Plaza, Pearl River, New York.
10.3.1		December 1, 2001 Employment Agreement by and between the Company and Andrew Stollman(6)
10.3.2		Amendment No. 1 to December 1, 2001 Employment Agreement by and between the Company and Andrew Stollman(7)
10.3.3		Amendment No. 2 to December 1, 2001 Employment Agreement by and between the Company and Andrew Stollman(7)
14.1		Code of Ethics(8)
21.1	*	Subsidiaries of the Company
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey L. Schwartz
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Daniel Harvey
32.1	*	Section 1350 Certification of Jeffrey L. Schwartz
32.2	*	Section 1350 Certification of Daniel Harvey

*	Filed herewith.
(1)	Filed as an Exhibit to the Company's Registration Statement on Form 8-A dated October 23, 1995 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company's Registration Statement on Form S-1 dated September 6, 1995 (File No. 33-96632) and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company's Proxy Statement, Schedule 14A, filed with the Commission on August 12, 2005 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company's Current Report on Form 8-K dated December 26, 2000 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company's Form 10-K for the year ended November 30, 2001 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company's Current Report on Form 8-K dated May 12, 2005 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company's Form 10-K for the year ended November 30, 2003 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAFFIX, INC.

Dated: February 28, 2006	By:	/s/ JEFFREY L. SCHWARTZ

Name: Jeffrey L. Schwartz Title: Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L. Schwartz	Chairman and Chief Executive Officer	February 28, 2006
Jeffrey L. Schwartz	(Principal Executive Officer)

/s/ Daniel Harvey	Chief Financial Officer	February 28, 2006
Daniel Harvey	(Principal Financial and Accounting Officer)

/s/ Andrew Stollman	President, Secretary and Director	February 28, 2006
Andrew Stollman

/s/ Murray L. Skala	Director	February 28, 2006
Murray L. Skala

/s/ Edwin A. Levy	Director	February 28, 2006
Edwin A. Levy

/s/ Lawrence Burstein	Director	February 28, 2006
Lawrence Burstein

/s/ Mark Gutterman	Director	February 28, 2006
Mark Gutterman

/s/ Robert B. Machinist	Director	February 28, 2006
Robert B. Machinist

EXHIBIT INDEX

3.1.1		Articles of Incorporation of the Company, as amended.(1)
3.1.2		Amendment to the Articles of Incorporation of the Company.(2)
3.2		Bylaws of the Company.(3)
10.1		Sixth Amended and Restated 1996 Employee Incentive Plan.(4)
10.2.1		Lease of the Company's offices at One Blue Hill Plaza, Pearl River, New York.(5)
10.2.2	*	Amendment to Lease of the Company's offices at One Blue Hill Plaza, Pearl River, New York.
10.3.1		December 1, 2001 Employment Agreement by and between the Company and Andrew Stollman(6)
10.3.2		Amendment No. 1 to December 1, 2001 Employment Agreement by and between the Company and Andrew Stollman(7)
10.3.3		Amendment No. 2 to December 1, 2001 Employment Agreement by and between the Company and Andrew Stollman(7)
14.1		Code of Ethics(8)
21.1	*	Subsidiaries of the Company
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey L. Schwartz
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Daniel Harvey
32.1	*	Section 1350 Certification of Jeffrey L. Schwartz
32.2	*	Section 1350 Certification of Daniel Harvey

*	Filed herewith.
(1)	Filed as an Exhibit to the Company's Registration Statement on Form 8-A dated October 23, 1995 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company's Registration Statement on Form S-1 dated September 6, 1995 (File No. 33-96632) and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company's Proxy Statement, Schedule 14A, filed with the Commission on August 12, 2005 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company's Current Report on Form 8-K dated December 26, 2000 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company's Form 10-K for the year ended November 30, 2001 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company's Current Report on Form 8-K dated May 12, 2005 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company's Form 10-K for the year ended November 30, 2003 and incorporated herein by reference.

Traffix, Inc.
and Subsidiaries
Consolidated Financial Statements
as of November 30, 2005 and 2004
and for each of the three years in the
period ended November 30, 2005

Traffix, Inc. and Subsidiaries
Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Traffix, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Traffix, Inc. and its subsidiaries at November 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Florham Park, NJ
February 28, 2006

Traffix, Inc. and Subsidiaries
Consolidated Balance Sheets
As of November 30, 2005 and 2004

Assets	2005	2004

Current assets:
Cash and cash equivalents	$9,335,723	$7,553,285
Marketable securities	18,908,064	28,251,348
Accounts receivable, trade, net of allowance for doubtful accounts
of $1,025,661 and $691,229 in 2005 and 2004, respectively	11,137,275	4,744,220
Deferred income taxes	1,379,877	1,206,096
Prepaid expenses and other current assets	1,078,621	923,069
Total current assets	41,839,560	42,678,018
Marketable securities	2,662,905	—
Property and equipment, at cost, net of accumulated depreciation	2,317,690	2,381,364
Goodwill	6,426,336	4,231,054
Other intangibles, net	2,538,223	2,371,411
Deferred income taxes	478,050	296,663
Total assets	$56,262,764	$51,958,510
Liabilities

Current liabilities:
Accounts payable	$5,426,797	$3,673,789
Accrued expenses	4,269,995	3,450,798
Reserve for customer chargebacks	302,175	377,535
Due to related parties	110,076	311,341
Income taxes payable	1,009,880	306,333
Total current liabilities	11,118,923	8,119,796

Deferred income taxes	302,465	316,279
Total liabilities	11,421,388	8,436,075
Minority interest	365,637	—
Commitments and contingencies (Notes 2, 10, 11 and 16)

Shareholders' equity
Preferred stock - $.001 par value; 1,000,000 shares authorized;
none issued and outstanding	—	—
Common stock - $.001 par value; authorized 50,000,000 shares; issued
14,208,486 shares and 13,510,605 shares, respectively	14,208	13,510
Additional paid-in capital	43,584,229	41,309,652
Retained earnings	—	1,052,277
Accumulated other comprehensive income	877,302	1,146,996
Total shareholders' equity	44,475,739	43,522,435
Total liabilities and shareholders' equity	$56,262,764	$51,958,510

See acompanying notes to consolidated financial statements.

Traffix, Inc. and Subsidiaries
Consolidated Statements of Operations
For the years ended November 30, 2005, 2004 and 2003

	2005	2004	2003

Net revenue	$62,856,982	$37,281,214	$32,388,852
Cost of sales	41,052,260	22,052,610	13,080,555
Gross profit	21,804,722	15,228,604	19,308,297

Selling expenses	4,016,603	2,323,510	6,495,924
General and administrative expenses	15,911,330	12,832,239	13,646,524
Bad debt (recoveries) expense	(403,186)	406,699	576,350
Income (loss) from operations	2,279,975	(333,844)	(1,410,501)

Other income (expense):
Interest income and dividends, net	957,069	544,153	479,934
Realized gains on marketable securities	561,359	25,490	19,730
Realized gain on sale of subsidiary	195,000	784,900	1,375,801

Other non-operating income (expense)	(28,076)	398,118	(54,068)
Minority interest in (income) loss of consolidated subsidiary	(494,533)	—	(137,567)

Income before provision for income taxes	3,470,794	1,418,817	273,329

Provision (benefit) for income taxes	1,042,637	404,603	(147,571)
Net income	$2,428,157	$1,014,214	$420,900

Basic earnings per share (Note 3):
Net income	$0.17	$0.08	$0.03
Weighted average shares outstanding	13,973,899	13,257,869	12,776,295

Diluted earnings per share (Note 3):
Net income	$0.17	$0.07	$0.03
Weighted average shares outstanding	14,344,584	13,928,374	13,085,297

Cash dividends per common share	$0.32	$0.32	$0.16

See accompanying notes to consolidated financial statements.

Traffix, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
For the years ended November 30, 2005, 2004 and 2003

								Accumulated
			Common	Additional				Other	Total
	Common Stock		Stock	Paid-in	Retained	Treasury Stock		Comprehensive	Shareholders'
	Shares	Amounts	Issuable	Capital	Earnings	Shares	Amount	Income(loss)	Equity

Balance, November 30, 2002	14,216,729	$14,215	485,758	$41,692,066	$5,948,160	1,509,428	$(4,387,247)	$33,056	$43,786,008
Net income for the year					420,900				420,900
Unrealized gains on available-for-sale securities								338,319	338,319
Foreign Currency Translation adjustment								476,311	476,311
Dividends declared					(2,049,704)				(2,049,704)
Stock option exercises	159,704	161		343,379					343,540
Tax benefit from exercise of
stock options				87,230					87,230
Common stock issued in connection
with an acquisition	39,174	39	(242,879)	242,840					—
Purchase of common stock, held in treasury, at cost						23,187	(63,691)		(63,691)
Retirement of treasury stock	(1,532,615)	(1,533)		(4,449,405)		(1,532,615)	4,450,938		—
Balance, November 30, 2003	12,882,992	12,882	242,879	37,916,110	4,319,356	—	—	847,686	43,338,913
Net income for the year					1,014,214				1,014,214
Unrealized gains on available-for-sale securities								59,143	59,143
Foreign Currency Translation adjustment								240,167	240,167
Dividends declared					(4,281,293)				(4,281,293)
Stock option exercises	411,640	412		1,737,129					1,737,541
Tax benefit from exercise of
stock options				328,297					328,297
Common stock issued in connection
with acquisitions	215,973	216	(242,879)	1,328,116					1,085,453
Balance, November 30, 2004	13,510,605	13,510	—	41,309,652	1,052,277	—	—	1,146,996	43,522,435
Net income for the year					2,428,157				2,428,157
Unrealized gains on available-for-sale securities								65,616	65,616
Reclassification adjustment for gains realized in
net income								(360,584)	(360,584)
Foreign Currency Translation adjustment								25,274	25,274
Dividends declared				(989,719)	(3,480,434)				(4,470,183)
Stock option exercises	584,060	584		2,057,826					2,058,410
Tax benefit from exercise of
stock options				524,334					524,334
Common stock issued in connection
with acquisition	113,821	114		682,166					682,280
Balance, November 30, 2005	14,208,486	$14,208	$—	$43,584,229	$—	—	$—	$877,302	$44,475,739

See accompanying notes to consolidated financial statements.

Traffix, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended November 30, 2005, 2004 and 2003

	2005	2004	2003

Cash flows from operating activities:
Net income	$2,428,157	$1,014,214	$420,900
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,200,678	1,400,995	1,436,582
Reserve for customer chargebacks	(358,809)	(28,817)	406,352
Provision for uncollectible accounts	(403,186)	406,699	576,350
Deferred income taxes	(210,810)	(51,257)	124,981
Net gains on sale of marketable securities	(561,359)	(25,490)	(19,730)
Gain on sale of subsidiary	(195,000)	(784,900)	(1,375,801)
Minority interest	494,533	—	(307,017)
Changes in assets and liabilities net
of acquisitions:
Accounts receivable	(5,706,420)	(42,851)	396,921
Prepaid expenses and other current assets	(155,552)	163,224	72,782
Accounts payable	1,753,008	324,321	139,987
Income taxes payable	1,227,881	300,930	1,616,742
Due to related parties	(201,265)	(39,994)	55,576
Accrued expenses and other liabilities	687,359	212,070	(1,482,677)
Net cash provided by operating activities	999,215	2,849,144	2,061,948

Cash flows from investing activities:
Purchases of securities	(225,749,291)	(300,807,389)	(309,681,692)
Proceeds from sales of securities	232,537,892	301,137,877	296,016,630
Proceeds from sale of a subsidiary	195,000	784,900	1,375,801
Capital expenditures	(413,496)	(141,052)	(1,534,214)
Cash payment for intangible asset	(52,915)	(161,499)
Payments for asset acquisitions, net of cash received	(3,077,714)	(3,497,653)	—
Net cash provided by (used in) investing activities	3,439,476	(2,684,816)	(13,823,475)

Cash flows from financing activities:
Dividends paid	(4,470,183)	(4,281,293)	(2,049,704)
Distribution to minority interest holder	(128,896)	—	—
Purchases of common stock	—	—	(63,691)
Repayment of capital lease obligation	(105,583)	—	—
Proceeds from stock options exercised	2,058,410	1,737,541	343,540
Net cash used in financing activities	(2,646,252)	(2,543,752)	(1,769,855)
Effect of exchange rate changes on cash and cash equivalents	(10,001)	(6,948)	334,698
Net increase (decrease) in cash and cash equivalents	1,782,438	(2,386,372)	(13,196,684)
Cash and cash equivalents, beginning of year	7,553,285	9,939,657	23,136,341
Cash and cash equivalents, end of year	$9,335,723	$7,553,285	$9,939,657

See Notes 1 for a summary of noncash investing activities.

The accompanying notes are an integral part of these financial statements.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Significant Accounting Policies

Nature of Business

Traffix, Inc. and its consolidated subsidiaries (collectively, “Traffix” or the “Company”) provide consumer targeted direct marketing and customer acquisition services for businesses. The Company utilizes its proprietary and affiliate on-line databases to generate its revenue from direct marketing activities delivered by the Internet. The Company’s on-line databases grow through on-line marketing and data acquisition programs. The Company’s direct marketing activities have historically been divided into three principle operating segments: a) E-commerce, b) LEC Billed Products and Services, and c) Off-line Marketing Services (terminated in fiscal 2003).

The Company’s main focus and business strategy is to create compelling content and provide marketing vehicles that generate revenue for its corporate advertisers and marketing affiliates who seek access to the Company’s databases, and the databases of its affiliates under management.

Our expansion in, and dependence on, our on-line direct marketing efforts, coupled with the potential for state and/or federal legislation limiting on-line marketers’ consumer contact capability and the potential for seasonality within the E-commerce marketplace, should all be considered when referring to our current fiscal year results, as well as prior year historical results, in evaluating the potential for our future operations, cash flows, and financial position.

Basis of Presentation and Principles of Consolidation

It is the Company’s policy to prepare its financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company include the accounts of its wholly-owned and majority-owned subsidiaries. Any losses allocated to minority interests are limited to the amount of minority interest invested capital. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts for prior periods have been reclassified to conform to current year presentations.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to reserves for uncollectible receivables, reserves for data qualification allowances, recoverability of long-lived assets, and the realizability of deferred tax assets. In the determination of our worldwide provision for income taxes and the recording of the related deferred tax assets and liabilities, and currently payable tax liabilities, we are required to use significant and material levels of judgment that involve many transactions and calculations. As such, the ultimate determination of our tax is uncertain, and we provide for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As a result of the application of SFAS No. 5, we at times establish reserves for the potential of additional income tax based on our best estimate of the potential for the probable loss of certain tax positions taken on our tax returns. We believe that our combined tax accruals and tax reserves are adequate for all tax years open to audit. All tax accruals and tax reserves are treated as current liabilities in their balance sheet presentation.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Additionally, the Company has potential exposure resulting from pending and/or threatened litigation for which the Company currently assesses no risk. No provision for losses has been recorded for asserted or unasserted claims. Actual results could differ from our estimates.

Revenue Recognition, Variable Costs, Allowances and Bad Debts

Revenue

We currently earn a material portion of our revenue from the E-commerce segment. This revenue primarily results from marketing agreements with our marketing partners, corporate customers and agreements with customers within our direct to consumer business. These agreements satisfy the “existence of pervasive evidence of an arrangement” required under the current revenue recognition rules under Staff Accounting Bulletin (SAB) 101 as modified by SAB 104. The provisions of each agreement determines the (a) pricing characteristics of the revenue generating activity, the specific type of revenue activity (i.e., on-line dating membership, website advertising activity, email marketing promotion and terms of LEC recurring billed products), and (b) the method of our delivery obligations to, and acceptance obligations of our clients and customers, with (a) and (b) satisfying the criterion of SAB 101, that “sales price is fixed or determinable” and “delivery has occurred”. As a function of our client and customer acceptance process, we review bank and credit references, business financial statements, personal financial statements and/or obtain corporate officer guarantees (if appropriate), all of which satisfy the SAB 101 criteria, “collectibility is reasonably assured”. Based on the revenue recognition criterion discussed above the Company believes it recognizes revenue when it is realizable and earned.

Deferred Revenue

The Company’s on-line dating service is a membership based arrangement, with membership offerings ranging from one month subscriptions to plans with annual terms. The one-month membership plans form the bulk of our subscription sales. Deferred revenue is recorded net of estimated cancellations and is amortized over the life of the membership as it is earned.

Contra revenue

At the time revenue is recognized, the Company provides for an estimate for contractually specified data qualification allowances, when required under the governing marketing agreement. Such data qualification allowances may include allowances for data duplications, invalid addresses, age and country of origin restrictions, and are recorded in a contra-revenue account. Our revenues are adjusted in later fiscal periods if actual allowances vary from amounts previously estimated. Historically, variances between actual allowances and previously estimated allowances have been immaterial. If events were to occur that would cause actual data qualification allowances to vary significantly from those originally estimated and reflected in the financial statements, we could suffer material deterioration in future fiscal period gross margins, and, therefore, our profitability, cash flows and capital resources could be adversely affected.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Cost of Sales

Certain revenue related obligations are recorded at the time revenue is recognized. They include costs payable to other on-line, as well as off-line, media companies for generating registered users and consumer data for us, database fee sharing costs under third-party database use agreements, email message delivery costs, contingent-based prize indemnification coverage (i.e., sweepstakes payout indemnification), estimated premium fulfillment costs related to the respective promotion (if applicable) and all other variable costs directly associated with completing our obligations relative to the revenue being recognized, all of which satisfy the SAB 101 criteria regarding the concept of “other than a perfunctory, or inconsequential ongoing obligation”.

Bad Debt Allowances

Revenue recognition is also subject to provisions based on the probability of collection of the related trade accounts receivable. We continuously evaluate the potential of the collectibility of trade accounts receivable by reviewing such factors as deterioration in the operating results, financial condition, or bankruptcy filings of our customers. As a result of this review process, we record bad debt provisions to adjust the related receivable carrying amount to an estimated realizable value. Provisions for bad debts are also recorded due to the review of other factors; including the length of time the accounts receivable are past due, historical experience and other factors obtained during the conduct of collection efforts. If circumstances change regarding our specific customers on an individual basis, or if demand for Internet direct marketing softens, or if the U.S. economy stumbles, our estimates for bad debt provisions could be further increased, which could adversely affect our operating margins, profitability, cash flows and capital resources.

Research and Development

The Company charges all research and development costs to general and administrative expense as incurred.

Internal Use Software

The Company accounts for the costs of internal use software in accordance with Statement of Position 98-01, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Accordingly, costs other than reengineering costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation/operation stage. As of November 30, 2005 and 2004, the Company had $59,000 and $95,000 respectively, in unamortized capitalized internal use software costs. Amortization of these costs was $38,000, $40,000 and $38,000 during fiscal year’s ended November 30, 2005, 2004 and 2003, respectively.

Earnings per Common Share

Basic earnings per common share is based on the weighted-average number of common shares outstanding during each reporting period and excludes the dilutive effect of stock options. Diluted earnings per common share calculations reflect the assumed exercise of stock options that have an exercise price that is less than the average market price of the common shares during each reporting period, in accordance with the treasury stock method. Dilutive stock options are excluded if their effect is antdilutive.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk have historically consisted of cash and cash equivalents, marketable securities and accounts receivable. Currently, the Company invests the majority of its excess cash in high-grade commercial paper, with maturities ranging from one month to three years. Consistent with the above, the Company maintains established guidelines requiring diversification of investments yielding safety and liquidity.

Cash and cash equivalent balances are principally held at six financial institutions and may, at times, exceed insurable amounts. The Company believes it mitigates its risks by investing in or through major financial institutions. Recoverability is dependent upon the performance of the institutions.

Cash and cash equivalents

All short-term investments with an original maturity of less than one month are considered to be cash equivalents.

Marketable securities

The Company’s marketable securities have historically consisted of corporate commercial paper, auction rate securities and equity securities, all of which are held for varying and indefinite periods of time, pursuant to maturity dates, market conditions and other factors. It is the Company’s intent to maintain a liquid portfolio to take advantage of investment opportunities. Therefore, all marketable securities are considered to be available-for-sale and except for annuities, are classified as current assets. Beginning in the fourth quarter of fiscal 2005 the Company expects to hold the annuities beyond one year. Accordingly, such securities are stated at fair value, with unrealized gains and losses, net of the estimated tax effects when applicable, being included in other comprehensive income (loss) as a separate component of shareholders’ equity, until realized. Actual sales of securities resulting in realized gains and losses on marketable securities are included in the statement of operations, as a component of “Other income (expense)” and are derived using the specific identification method for determining the cost of securities.

Foreign Currency Translations

The Company’s foreign subsidiary uses its local currency as its functional currency. The related assets and liabilities are translated at exchange rates in effect at the balance sheet date, with the resulting translation adjustments being recorded directly to other comprehensive income (loss), as a separate component of shareholders’ equity; and income and expenses are translated using average exchange rates for the periods presented.

Transactions With Major Customers

Historically, the significant portion of the Company’s revenue was dependent on a limited number of major customers. For the years ended November 30, 2005 and 2004, one customer made up 11.3%, or $7.1 million, and 11.1%, or $4.1 million, respectively, of consolidated revenues. During the year ended November 30, 2003, no individual customer relationship equaled, or exceeded the 10% revenue threshold for major customers.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Goodwill and other purchased intangible assets

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), adopted by the Company in Fiscal 2003, requires goodwill to be tested for impairment on an annual basis, and more frequently as events and certain circumstances warrant. Under SFAS 142, the Company is required to perform a two-step process in its impairment assessment. Step one is to test for the potential of goodwill impairment. If the potential for impairment is identified by step one, then step two is undertaken to measure the amount of impairment loss. The Company completed step one in the third quarter of the fiscal year ended November 30, 2005, and determined there was no impairment to goodwill, nullifying the need for step-two performance.

During the fiscal year ended November 30, 2003, the Company had elected to make August 31 the annual impairment assessment date for all of its reporting units, and will perform more frequent impairment tests if events or circumstances appear to indicate that a reporting unit’s fair market value has fallen below its carrying amount. The Company estimates the fair value of its reporting units using internal analysis, external economic and financial data, external market valuations, all of which incorporate valuation applications derived from revenue multiples, capitalized earnings and discounted cash flow models, and other comparable market valuation methods deemed relevant.

Additional purchased intangible assets, other than goodwill, continue to be carried at cost less accumulated amortization. Amortization is computed over the intangible’s estimated periods benefited, primarily three to five years, using straight-line amortization. See Note 4, “Goodwill and Identifiable intangible assets”.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Income taxes

Deferred tax assets and liabilities are based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Management provides for valuation allowances against deferred tax assets, when events indicate that the deferred tax assets are more likely than not to be realized (see Note 9).

Dividends

During the year ended November 30, 2005, we paid dividends in excess of our retained earnings, and accordingly the excess of $1.2 million represents a return of capital, and has been reflected as a reduction to our paid in capital in excess of par on our Consolidated Statements of Shareholders’ Equity.

Advertising and marketing expenses

The Company’s advertising and marketing costs, incurred in the advertising and marketing of the Company’s and its clients’ products, services and promotional offers, have historically been comprised of (1) costs associated with the transmission of email marketing messages, both from internal sources and external third party vendors, (2) costs associated with the purchase of on-line consumer data (including registered users to the Company’s websites), and (3) email and website program promotional and creative development costs. During the period July 1, 2004 to November 30, 2005, pursuant to the acquisition of SendTraffic.com,Inc., the Company included the costs of its search engine marketing activities in its advertising and marketing cost accounts. Furthermore, (4) during the period January 22, 2005 to November 30, 2005, pursuant to the acquisition of Hot Rocket Marketing, Inc., the Company included the costs of its direct purchases of on-line advertising space, which is resold on a performance return basis, and (5) during the prior fiscal periods, the Company incurred immaterial search engine marketing costs, and no costs of direct purchases of on-line advertising space. All above referenced costs are charged to operations (1) at the time of the email transmission, (2) upon receipt of the qualified consumer data, (3) at the time the promotional and creative services are provided, (4) at the time the search engine marketing media purchases are incurred, and/or (5) at the time the on-line advertising space is purchased, respectively, and are included as a component of cost of sales.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Total advertising and marketing expenses included in cost of sales by segment for fiscal 2005, 2004 and 2003 were as follows:

	Consolidated Advertising and Marketing Costs
	Year ended November 30,
	2005	2004	2003

E-commerce	$40,265,160	$19,460,067	$11,327,208
Off-line Marketing Services	—	—	261,786
Consolidated totals	$40,265,160	$19,460,067	$11,588,994

Comprehensive Income (Loss)

The Company presents foreign currency translation adjustments and unrealized gains and losses on its marketable securities (net of tax, when applicable) as a component of “comprehensive income (loss)” and are presented below:

	For the Year Ended November 30,
	2005	2004	2003

Net income	$2,428,157	$1,014,214	$420,900
Other comprehensive income (loss) , net of tax:
Foreign currency translation adjustment	25,274	240,167	476,311
Unrealized gain (loss) from available-for-sale
securities, net of income taxes of, $66,512 for 2005,
$224,684 for 2004 and $-0- for 2003	65,616	59,143	338,319
Add: reclassification adjustment for gains realized
in net income, net of tax effect of $224,684	(360,584)	—	—
Comprehensive income	$2,158,463	$1,313,524	$1,235,530

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Proforma Stock-Based Compensation

Pursuant to Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, the Company will continue to use the intrinsic value method of accounting for its employee and director stock-based compensation awards until its adoption of SFAS 123R, issued in December 2004, with such adoption taking place in the Company’s first quarter of Fiscal 2006. Accordingly, the Company has not recognized compensation expense for its noncompensatory employee and director stock option awards. As recommended by SFAS No. 123, the fair values of options were estimated using the Black-Scholes option-pricing model. Option vesting periods have historically been three years, except for grants to non-employee members of the Board of directors, which fully vest at the time of grant. Additionally, options have been granted to management that vest upon the attainment of specified financial performance hurdles. The Company’s adjusted net income and adjusted earnings per share had it elected to adopt the fair value approach of SFAS No. 123 in the fiscal year ended November 30, 1995, which charges earnings for the estimated difference between the strike price and the fair value of the stock options, would have been as follows:

	Three Years Ended November 30,
	2005	2004	2003
Net income, as reported	$2,428,157	$1,014,214	$420,900
Add: Total stock-based compensation expense incurred as reported in net income, net of related tax effects	—	—	—
Less: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(682,013)	(651,982)	(889,759)
Pro forma net income (loss), as adjusted	$1,764,144	$362,232	$(468,859)
Basic net income(loss) per share:
As reported	$0.17	$0.08	$0.03
Pro forma	$0.12	$0.03	$(0.04)
Diluted net income(loss) per share:
As reported	$0.17	$0.07	$0.03
Pro forma	$0.12	$0.03	$(0.04)

The pro forma amounts shown above, regarding stock-based compensation, are not necessarily representative of the impact on net income in future fiscal periods subsequent to the first quarter of Fiscal 2006 adoption of SFAS 123R.

Segment Information

Segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. Disclosure is also required about products and services, geographic areas and major customers. The Company’s three principle operating segments are: a) E-commerce, b) Off-line Marketing Services, and c) LEC Billed Products and Services, with the related segment disclosure information presented in Note 14.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In November 2005, the FASB issued Staff Position (“FSP”) FAS 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities , and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock . This FSP is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of this FSP will have a material impact on our financial statements.

In November 2005, the FASB issued FSP FAS 123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements, See adoption considerations for SFAS 123(R), below.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3. APB Opinion No. 20 had required that changes in accounting principles be recognized by including the cumulative effect of the change in the period in which the new accounting principle was adopted. SFAS No. 154 requires retrospective application of the change to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects of the change. The FASB identified the reason for the issuance of SFAS No. 154 to be part of a broader attempt to eliminate differences with the International Accounting Standards Board (IASB). The Statement is effective for fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this statement will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (R), Share Based Payment, which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. In March of 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107), regarding its interpretation of SFAS 123R and provides guidance on varying valuation methods available in the computation and guidance on the other related matters. The standard requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. The new standard is effective in the first interim or annual reporting period beginning after June 15, 2005. The Company is currently assessing the impact that the Statement may have on its financial statements, and due to the uncertainty of the level of share-based payments to be granted in the future, no estimates of the impact are included in the notes to the financial statements.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

2.	Supplemental Cash Flows, Acquisitions and Disposals

Supplemental Cash Flow Disclosures
	For the fiscal years ended November 30,
	2005	2004	2003
Supplemental disclosures:
Cash paid during the year for:
Income taxes paid (refunds received), net	$39,141	$155,684	$(1,931,173)

Non-cash Investing and Financing Activities

Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. For the three years ended November 30, 2005, 2004 and 2003, non-cash investing and financing activities included the following items:

Investing Activities:

Stock Issued in connection with Acquisitions (Also see notes 5 and 11)
	For the fiscal years ended November 30,
	2005	2004	2003

Hot Rocket Marketing, Inc. - January 21, 2005	$682,280	—	—
Send Traffic, Inc. - June 30, 2004	—	$1,085,453	—

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Fiscal 2005 Acquisition

On January 21, 2005, the Company, through its wholly-owned subsidiary, Hot Rocket Acquisition Corp., acquired all of the intangible assets of Hot Rocket Marketing Inc. and Clockwork Advertising Inc. (collectively “Hot Rocket”), corporations in the business of buying and selling performance based on-line advertising space for third parties. The Company believes that the Hot Rocket acquisition broadens its reach into the Internet direct marketing arena, potentially allowing for expanded client relationships and various other synergistic possibilities, such as adding value to the Company’s core operations by the enhancement of its current and developing marketing programs.

The purchase price was approximately $3.8 million and was comprised of $3.1 million in cash, $0.7 million (or 113,821 shares) of the Company’s common stock and transaction fees approximating $0.1 million. The Company has received an independent, third-party valuation, which allocates the reported purchase price as follows: approximately $2.2 million to goodwill and $1.6 million to identifiable, amortizable intangibles. There were no tangible assets acquired.

Assignment of acquistion price to Balance Sheet items:

Identifiable Intangibles	$1,581,650
Goodwill	2,163,652
Total purchase price	$3,745,302

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

In addition to the initial cost of the acquisition, we agreed to pay Hot Rocket a contingent purchase price of up to $12.5 million if Hot Rocket generates an aggregate of $27 million in EBITDA (as quantified in the Agreement) over the four-year period following the closing. The contingent purchase price, if any, will be accounted for as additional purchase price in accordance with EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Enterprise in a Purchase Business Combination. At November 30, 2005, the Company determined that at the current rate of growth recognized by Hot Rocket, it attained its first tier contingent payment threshold. The first tier contingent payment commences upon the attainment of EBITDA of $1.5 million for the period February 1, 2005 to January 31, 2006, and is capped at $4 million. As of November 30, 2005, the Company is liable for a contingent payment, based on the subsidiary’s EBITDA exceeding the first tier $1.5 million minimum threshold and therefore has been accrued as additional purchase price of approximately $184,000 at November 30, 2005. The Company will continue to assess its liability under the Hot Rocket contingent payment arrangement in each successive quarter, and will record additional purchase price through increased goodwill, if and when EBITDA calculations require additional liability recognition.

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

Hot Rocket Pro Forma Information

The Hot Rocket acquisition closed on January 21, 2005 and, as such the results of its operations are included in the Company’s consolidated results from that date through November 30, 2005. The pro forma disclosure set forth below provides the details as though the business combination had been completed as of December 1, 2004. The pro forma adjustments serve to: (1) eliminate intercompany transactions during the pre-acquisition period; (2) record amortization expense for the pre-acquisition period; (3) provide for income tax expense at Traffix’s marginal tax rate as applicable to the twelve-month period ended November 30, 2005, applied to Hot Rockets adjusted pre tax income; and (4) increase the weighted average shares outstanding as if the acquisition shares were issued on December 1, 2004.

Pro forma Traffix 12-01-04 to 11-30-05

Net revenue	$64,121,473

Income from operations	2,540,367
Income before provision for income taxes	3,731,186

Net income	2,589,600

Diluted income per share	$0.18
Diluted weighted average shares outstanding	14,409,083

The pro forma disclosure set forth below provides the details as though the business combination had been completed as of the beginning of the twelve month period commencing January 1, 2004. The Hot Rocket entity had a natural business year which ended December 31. Both the month of December 2003, and the period January 1, 2004 to December 31, 2004, did not include any material, or non-recurring items requiring separate disclosure in the pro forma information. The pro forma adjustments serve to: (1) eliminate intercompany transactions; (2) record amortization expense for the twelve months ended December 30, 2004; (3) provide for income tax expense at Traffix’ marginal tax rate as applicable to the twelve-month period ended November 30, 2004, applied to Hot Rockets adjusted pre tax income; and (4) increase the weighted average shares outstanding as if the acquisition shares were issued on December 1, 2003.

Pro forma Traffix 12-01-03 to 11-30-04

Net revenue	$44,871,218

Income from operations	1,894,080
Income before provision for income taxes	3,652,945

Net income	2,399,373

Diluted income per share	$0.17
Diluted weighted average shares outstanding	14,042,195

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Fiscal year ended November 30, 2004 Asset Acquisitions

During the fiscal year ended November 30, 2004, the Company entered into an Asset Acquisition Agreement for the acquisition of the assets of SendTraffic.com, Inc. (“Send Traffic”). Send Traffic warranted that certain financial information contained in its unaudited June 30, 2004 balance sheet was accurate, and if such financial information ultimately proved post-closing to have been inaccurate, Send Traffic would return to the Company any shortfall. In order to ensure compliance with such warranty, the Company retained in escrow $250,000 of the purchase price. On November 24, 2004, the Company signed an Adjustment Agreement with Greg Byrnes and Craig Handelman, the principals of Send Traffic (the “ST Stockholders”), regarding the final determination of the June 30, 2004 balance sheet. In accordance with the Adjustment Agreement’s “Cash Adjustment” clause, the Company received $300,000 in cash from the Send Traffic principals, $250,000 of which came from the escrow withheld at closing, and an additional $50,000 of which was received on November 30, 2004. Additionally, under the Adjustment Agreement’s “Share Adjustment” clause, the Send Traffic principals returned 57,142 shares to the Company, which served to reduce the total shares issued in the asset acquisition to 176,799 shares, as compared to the original issuance of 233,941 shares.

Upon the consummation of the Send Traffic acquisition, each of the Send Traffic Stockholders entered into five-year employment contracts with the Company’s wholly-owned subsidiary.  Included in each of those contracts were restrictive covenants prohibiting the Send Traffic Stockholders from competing with the Company during the term of their employment and for a period of time thereafter (the “Restrictive Covenants”).

At the time of the Send Traffic acquisition, the Company allocated $665,000 (of the approximately $5.43 million purchase price) to the Restrictive Covenants, which the Company began amortizing over a five-year period, or through June 30, 2009.

On April 6, 2005, the employment relationship between the Send Traffic Stockholders and the Company terminated.  The Company maintains that the Send Traffic Stockholders resigned from their positions voluntarily and without good reason under the terms of their respective employment contracts, in which event the contracts provide that the Restrictive Covenants would continue in effect until June 30, 2007.  Accordingly, the Company is reducing the period over which it is amortizing the remaining unamortized portion of the purchase price allocated to the Restrictive Covenants to the period ending June 30, 2007.  As a result of shortening the life of the Restrictive Covenants, the increased risk of competition and the reduced future revenues that may flow therefrom, the remaining carrying value of the Restrictive Covenants as of May 31, 2005 (or $539,000) was re-evaluated in accordance with SFAS No. 144 and deemed to be impaired by approximately $137,000. This impairment loss is included in depreciation and amortization expense in the “administrative expense” caption of the Company’s income statement for the year ended November 30, 2005. The impairment loss is allocated to the Company’s E-commerce segment.

The Send Traffic Stockholders have contended that their employment contracts were either terminated without Cause (as that term is defined in their respective employment contracts) by the Company, or that they were entitled to terminate the agreements as a result of actions taken by the Company with respect to the scope of their duties and responsibilities.  If it were determined that the Send Traffic Stockholders’ employment was terminated by the Company without Cause, then, under their employment contracts, each would have been entitled to severance of not less than 6 months’ and up to 12 months’ base salary (such amount determined by the Company in its discretion) and the Restrictive Covenants would have continued during the severance period. The remaining unamortized portion of the purchase price allocated to the Restrictive Covenants would be amortized over such period, which would have ended no earlier than November 6, 2005 and no later than April 6, 2006, as determined by the Company, and, in accordance with SFAS 144, the remaining carrying value of the Restrictive Covenants would be re-evaluated, with the Company taking an impairment loss at the time of re-evaluation.  If, however, it were determined that the Send Traffic Stockholders were entitled to terminate their employment agreements with good reason as a result of actions taken by the Company, then the Restrictive Covenants would have ended on April 6, 2005, the date of termination, and, in accordance with SFAS 144, the remaining unamortized portion of the purchase price allocated to the Restrictive Covenants would be an expense in the current period.  As the Company believes the restrictive covenants remain valid, should it become necessary, the Company will defend its position vigorously and use whatever means available to enforce them.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Details of Acquisition	SendTraffic.com

Fair Value of assets acquired	$6,043,206
Liabilities assumed	(1,240,788)
Stock issued	(1,107,953)
Cash paid	$3,694,465
Less: cash acquired	(196,812)

Net cash paid for acquisition	$3,497,653

Asset Dispositions

During the fiscal year ended November 30, 2003, the Company sold its majority-owned subsidiary, Montvale Management LLC (“Montvale”) to Mortgage Industry Consultants, LLC (“MIC”) for $1.6 million, plus its investment. Traffix had obtained its 51% interest in September of 1999 through an initial investment of approximately $50,000. Pursuant to the terms of the sale, the Company received $1 million in cash at closing on March 7, 2003. Additionally, we received a note from the Purchaser for $600,000, payable in 24 monthly installments of $25,000. As of November 30, 2005, all payments under the note have been received and all the appropriate releases have been executed. The Company has also received approximately $299,000, representing its capital account in such majority-owned subsidiary as at November 30, 2002.

Based on management’s assessment of Montvale’s future cash flows, after taking into consideration Montvale’s increased obligations with respect to the note obligations due the Company, the Company had deemed it prudent to defer recognition of income on the unpaid portion of the note. During the period, March 2003, the month of the Montvale disposition, to the present time, the cost recovery method was used in the recognition of the related Montvale installment income, of which we received the entire amount under the terms of the sale.

The Company also entered into a two-year Media Purchase Agreement whereby it agreed to provide certain media lead generation and related services to the continuing owners of Montvale for consideration of $40,000 per month over the term of the agreement. As of November 30, 2005, all required installments were received under the Media Purchase Agreement.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3.	Related Party Transactions

The Company incurred approximately $871,000, $695,000 and $733,000, respectively, during fiscal 2005, 2004 and 2003, in legal fees to a firm that employs a member who is also a director of the Company. The fees charged by such firm were at rates comparable to rates obtainable from other firms for similar services.

4.	Marketable Securities

The carrying amount of the Company’s marketable securities is shown in the table below:

	November 30,
	2005		2004
	Cost	Market Value	Cost	Market Value

Available-for-sale securities:
Equity securities	$1,759,066	$1,936,022	$1,120,303	$1,781,139
Certificates of deposit	400,606	397,042	2,492,508	2,485,702
Annuity	2,662,905	2,662,905	2,584,507	2,584,507
Corporate commercial paper	16,575,000	16,575,000	21,400,000	21,400,000
Total	$21,397,577	$21,570,969	$27,597,318	$28,251,348
Classified as:
Current	$18,734,672	$18,908,064	$27,597,318	$28,251,348
Non-current	2,662,905	2,662,905	—	—
Total	$21,397,577	$21,570,969	$27,597,318	$28,251,348

Marketable securities shown in the above table are carried at the stated fair value. The cost basis of the marketable securities with scheduled maturities within one year was $18,734,672 and $27,597,318 for fiscal 2005 and fiscal 2004, respectively.

Proceeds, realized/unrealized gains and realized/unrealized losses from sales of securities classified as available-for-sale for fiscal years ended November 30, consisted of the following:

	2005	2004	2003

Proceeds from sales of securities	$232,537,892	$301,137,877	$296,016,630
Gross realized gains	600,626	35,873	21,478
Gross realized losses	(39,267)	(10,383)	(1,748)
Net realized gains	561,359	25,490	19,730

Comprehensive income gains(losses):
Gross unrealized gains	331,897	200,107	411,528
Gross unrealized losses	(266,281)	(140,964)	(73,209)
Total net unrealized gains(losses)	65,616	59,143	338,319

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

5.	Goodwill and identifiable intangible assets

The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows:

	As of November 30, 2005		As of November 30, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

E-Commerce Segment Amortizable intangible assets:
GroupLotto identifiable intangibles:
GroupLotto Site Brand Recognition	$722,922	$630,808	$722,922	$486,225
GroupLotto Database	433,754	378,486	433,754	291,735
Intellectual Property Assets	289,169	252,323	289,169	194,490
Marketing Right License Fee	252,915	80,590	200,000	30,000

Infiknowledge identifiable intangibles:
Internet Game Suite	263,241	207,717	258,109	152,328
Intellectual Property Assets	197,430	155,788	193,582	114,246
Market Position Acquired	219,367	173,098	215,091	126,940

Thanksmuch identifiable intangibles:
Profiled customer data	50,000	50,000	50,000	44,305
Restrictive Covenants	10,000	8,878	10,000	6,878

SendTraffic identifiable intangibles:
Restrictive Covenants	523,109	221,609	660,592	55,049
Software	963,951	420,118	963,951	123,564

Hot Rocket identifiable intangibles
Restrictive Covenants	569,394	98,379	—	—
Software	1,012,257	291,492	—	—
Total E-Commerce Segment amortizable intangible assets	$5,507,509	$2,969,286	$3,997,170	$1,625,761

Unamortized intangible assets;
E-Commerce Segment Goodwill	$6,426,336		$4,231,054

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Infiknowledge identifiable intangibles and unamortizable goodwill carrying value changes as a result of the effects of foreign currency exchange translation.

The amortizable intangibles listed above are deemed to have a finite life of five years, or less, from the date of acquisition, with the weighted average life being 4.1 years.

The acquisition identifiable intangibles related amortization expense has been recorded from the dates of the respective acquisitions.

The future E-Commerce Segment intangible amortization expense for the next five fiscal years is estimated to be as follows:

	2006	2007	2008	2009	2010

GroupLotto Identifiable intangible amortization:
GroupLotto Site Brand Recognition	$92,114	$—	$—	$—	$—
GroupLotto Database	55,268	—	—	—	—
Intellectual Property Assets	36,846	—	—	—	—
Licenses	63,853	52,667	45,805	10,000	-
Total Group's amortization	248,081	52,667	45,805	10,000	-

Infiknowledge Identifiable intangible amortization:
Cost allocated
Internet Game Suite	52,935	1,695	498	395	—
Intellectual Property Assets	39,702	1,271	373	296	—
Market Position Acquired	44,113	1,412	415	329	—
Total Group's amortization	136,750	4,378	1,286	1,020	—

ThanksMuch Identifiable intangible amortization:
Restrictive Covenants	1,122	—	—	—	—
Total Group's amortization	1,122	—	—	—	—

SendTraffic identifiable intangible amortization:
Restrictive Covenants	201,000	100,501	—	—	—
Software	296,554	234,897	1,238	—	—
	497,554	335,398	1,238	—	—

Hot Rocket identifiable intangible amortization
Restrictive Covenants	113,879	113,879	113,879	113,879	15,500
Software	337,419	337,419	45,926	—	—
	$451,298	$451,298	$159,805	$113,879	$15,500

Summary
GroupLotto Identifiable intangibles:	$248,081	$52,667	$45,805	$10,000
Infiknowledge Identifiable intangibles:	136,750	4,378	1,286	1,020
ThanksMuch Identifiable intangibles:	1,122	—	—	—
Hot Rocket Identifiable intangibles:	451,298	451,298	159,805	113,879	15,500
SendTraffic identifiable intangibles:	497,554	335,398	1,238	—	—
Total identifiable intangible amortization	$1,334,805	$843,741	$208,134	$124,899	$15,500

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

6.	Property and Equipment

Property and equipment as of November 30 consist of the following:

	2005	2004

Furniture and fixtures	$448,395	$400,751
Computers and equipment	5,110,240	4,459,621
Land and Building	712,566	698,677
Leasehold improvements	242,536	238,946
	6,513,737	5,797,995
Less: accumulated depreciation and amortization	4,196,047	3,416,631
	$2,317,690	$2,381,364

Depreciation and amortization expense on property, equipment and leasehold improvements for the years ended November 30, 2005, 2004 and 2003 was approximately $733,000, $764,000 and $904,000, respectively.

7.	Accrued expenses

Accrued expenses as of November 30 are comprised of the following at:
	2005	2004

Accrued payroll and bonuses	$972,280	$530,030
Advances from customers	623,847	645,981
Accrued fee share liabilities	327,511	294,149
Capital lease obligation, all current	237,417	—
Accrued marketing media costs	1,376,053	555,728
Accrued search engine marketing costs	9,411	432,967
Accrued license fee	—	45,000
Accrued professional fees	380,696	317,057
Accrued LEC Segment service bureau costs	85,058	138,200
Accrued property taxes	29,237	28,073
Accrued straight-line rent concession	29,660	74,120
Other accrued liabilities	198,825	389,493
Total accrued liabilities	$4,269,995	$3,450,798

The accrued expense category includes a capital lease obligation of $237,417 at November 30, 2005. The entire captial lease obligation is currently payable in Fiscal 2006. The consolidated statement of cash flows for Fiscal 2005 reflects $105,583 as financing activities related to repayments during Fiscal 2005 under the capital lease obligation.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

8.	Other Income (expense)

Other Income (expense) consisted of the following for the fiscal years ended November 30:

	2005	2004	2003

Other income (expense):
Interest income and dividends	$957,069	$544,153	$479,934
Realized gains on sale of marketable securities	561,359	25,490	19,730
Realized gain on sale of subsidiary	195,000	784,900	1,375,801

Other non-operating income:
Vendor settlement on prior year marketing fee	—	350,000	—
Foreign currency exchange rate fees and interest	(21,244)	(20,793)	—
Interest and penalties -tax audits and settlements	—	(69,581)	—
Reduction to prior year's LEC reserve	—	34,181	—
Other miscellaneous income(expense)	(6,832)	104,311	(54,068)

Minority interest income	(494,533)	—	(137,567)
Total Consolidated Other
Income, net	$1,190,819	$1,752,661	$1,683,830

Minority Interest

On January 12, 2005, we entered into an agreement with Madacy Entertainment, through a newly created partnership, EZTracks LP, to market and promote EZTracks.com, our new web destination consisting of approximately 30,000 downloadable songs covering a wide array of musical genres. We, through a wholly-owned subsidiary, own 50.7% of the partnership and will be responsible for managing the operations of the business, including generating traffic to the website, as well as selling advertising on the site. Madacy Entertainment, through its wholly-owned subsidiary, owns 49.3% of the partnership and will provide its inventory of music and an extensive library of music licensed from other parties. Madacy will have limited involvement with certain aspects of operations. The results of operations for the year ended November 30, 2005 include the fully consolidated results of EZTracks LP with minority interest established to reflect Madacy’s ownership share of the partnership’s operating results for the period January 12, 2005 to November 30, 2005.

The following table summarizes the results of EZ Tracks for the period January 12, 2005 to November 30, 2005:

Net Revenues	$8,369,797
Cost of Sales	7,286,976
Gross Profit	1,082,821
General & Administrative Expenses	79,712
Net Income	1,003,109
Minority Interest - Income Statement	494,533
Distributions to Minority Interest	$128,896

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

9.	Income Taxes

The provision (benefit) for income taxes consists of the following:

	2005	2004	2003

Current tax provision (benefit):
U.S federal taxes	$1,125,355	$243,732	$(112,336)
Foreign taxes	(26,088)	191,694	(32,173)
U.S. state taxes	157,034	21,598	(130,237)
	1,255,301	457,024	(274,746)

Deferred tax provision (benefit):
U.S federal taxes	(120,766)	(40,057)	33,425
Foreign taxes	35,809	(20,968)	86,226
U.S. state taxes	(127,707)	8,604	7,524
	(212,664)	(52,421)	127,175
Total provision	$1,042,637	$404,603	$(147,571)

The domestic and foreign components of income before taxes are as follows:

	Year Ended November 30,
	2005	2004	2003
Domestic	$2,598,603	$993,402	$(228,846)
Foreign	872,191	425,413	502,175
Income before taxes	$3,470,794	$1,418,815	$273,329

The following is a reconciliation of the income tax expense computed using the statutory federal income tax rate to the actual income tax expense and its effective income tax rate:

	Year ended November 30,
	2005	2004	2003

Income tax expense computed
at statutory rate	$1,180,070	$482,398	$92,932
State income taxes, net of federal
income tax benefit	19,356	19,933	(80,991)
Foreign tax statutory rate excess over
U.S statutory rate	10,005	46,581	35,675
Change in valuation allowance	(26,628)	(500,218)	(485,527)
Increase in tax contingencies	(268,271)	243,733	—
Nondeductible items	122,298	106,223	125,103
Foreign Tax Credits reclassified to expense	—	—	276,030
U.S. federal tax benefit from Foreign Tax
Credit reclassification to expense	—	—	(112,336)
Other differences, net	5,807	5,953	1,543
Effective income tax (benefit) expense	$1,042,637	$404,603	$(147,571)

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The components of net deferred tax assets are as follows:

	November 30,
	2005	2004

Deferred tax assets:
Current:
Accrued expenses and reserves not currently
deductible	$899,639	$961,687
Marketable securities	(66,511)	(224,684)
Realized capital losses on marketable securities
and long term investments	68,121	324,984
Valuation allowance on realized capital losses	(1,610)	(100,506)
Foreign Income Tax Credit carryforward	536,772	176,214
Valuation allowance - foreign tax credits	(56,534)	(46,581)
Net operating loss carryforwards	—	114,982
Total current assets	1,379,877	1,206,096

Non-current:
Fixed assets and intangibles	478,050	234,256
State net operating losses	3,148,778	1,384,849
Valuation allowance	(3,148,778)	(1,322,442)
Total noncurrent assets	478,050	296,663
Total assets	1,857,927	1,502,759

Deferred tax liabilities:
Fixed assets and intangibles	(267,258)	(166,827)
Other	(35,207)	(149,452)
Total noncurrent liabilities	(302,465)	(316,279)
Net deferred tax assets	$1,555,462	$1,186,480

At November 30, 2005 and 2004, valuation allowances of $3,148,778 and $1,322,442, respectively, were established, primarily for state tax net operating losses, which can not be carried back by statute, and have reduced the deferred tax assets to an amount which the Company believes is more likely than not to be realized.

During the year ended November 30, 2001, a valuation allowance of $1,641,424 was established for realized capital losses. During the years ended November 30, 2003 and 2002, the Company recognized $485,527 and $43,244, respectively, in tax savings related to net capital gains, which were not taxed, based on the realization of the tax benefit of the prior year’s capital loss valuation allowance. At November 30, 2005 and 2004, the capital loss deferred tax assets and related valuation allowances were reduced for the respective current year’s tax benefits realized. The Company did not have specific appreciated capital gain property to provide future carryforward value. Therefore a full valuation allowance was taken at November 30, 2001 to reduce the related deferred tax assets to an amount which the Company believed was more likely than not to be realized. At November 30, 2005, the balance of the deferred tax asset relating to prior years capital losses amounted to $68,121, with a corresponding valuation allowance of $1,610. Such capital losses expire on November 30, 2006. The Company has appreciated capital assets at November 30, 2005. Further it has both the ability and the intent to sell these appreciated assets to realize the significant portion of this capital loss carryforward of $66,511. Additionally, during the fourth quarter of Fiscal 2005, the Company settled certain state tax audits which yielded an outcome that was approximately $200,000 less than amounts recorded relative to the initial exposure assessed. The excess exposure has been reflected as a reduction (benefit) to the Company’s current state provision in the fourth quarter of Fiscal 2005.

The Company has approximately $59.6 million of state net operating losses expiring through 2015.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Qwest

Qwest Communications, Inc. notified the Company of an indemnification claim relating to a class action filed against Qwest in Minnesota, Bindner v. LCI International Telecom Corp. et al., District Court of Minnesota, County of Sibley, Case No. C0-00-242 (the “Class Action”). In that action, plaintiffs claimed that from September 1998 to July 1999, they were misled when they were solicited to change their long distance carrier to Qwest. They asserted that they were not told that they would have to stay at certain hotels and pay regular rates as part of a promotion involving free airline tickets. The Company introduced the promotion (“Fly Free America”) to Qwest, and was retained by Qwest to operate the telemarketing campaign pursuant to an Agreement between Qwest and the Company. In or about May 2000, Qwest and the Company entered into an agreement terminating the Agreement and settling the amount due the Company (the “May 2000 Agreement”). The Agreement and the May 2000 Agreement contained language that Qwest claimed obligated the Company to indemnify Qwest for the losses it sustained by reason of this class action. The Company maintains that it has no liability in the matter.

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

In November 2002, the Company commenced an arbitration against Qwest to recover certain amounts held in escrow that were due the Company pursuant to the May 2000 Agreement. In December 2002, Qwest filed counterclaims in the arbitration relating to the Fly Free America program. Qwest asserted that in connection with the Class Action, the Company must indemnify it for $3.4 million in Qwest attorneys’ fees; $600,000 in fees for counsel to the plaintiffs in the Class Action; and $500,000 in settlement payments to Class members. Qwest also sought reimbursement of approximately $3.1 million it paid the Company pursuant to the May 2000 Agreement. Initially, Qwest also sought to recover approximately $1.5 million of fines and penalties it claimed it paid to various attorneys general; Qwest has now withdrawn that claim.

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

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In late October, 2005, the arbitration panel issued an award dismissing with prejudice all of Qwest’s claims against the Company, granting the Company’s claim to recover the $600,000 escrow plus any accrued interest. The Award has been fully implemented.

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

Nasco Corporate Finance Consultants, LLC., Todd Cook et al.

In December 2004, the Company filed an action, Traffix, Inc. v. Nasco Corporate Finance Consultants, LLC, Todd Cook et al, Supreme Court of the State of New York, County of New York, Index No. 604348/04. In the action, the Company seeks to recover approximately $600,000, plus interest and attorneys’ fees, from certain entities and from the principals of such entities, for their failure to pay the Company for customer leads which the Company sold and delivered to them. The claims include breach of contract, fraud, unjust enrichment and piercing the corporate veil. Defendants brought a motion to dismiss the complaint, which motion was denied in part by the Court and otherwise withdrawn by defendants, except with respect to one of the defendants’ principals against whom the case was dismissed without prejudice, for lack of personal jurisdiction.

In late 2005, defendants asserted counterclaims against the Company for, inter alia, breach of contract, breach of certain alleged implied warranties, quantum meruit, goods sold and delivered, account stated and unjust enrichment, and alleged damages of $8,000,000. The Company believes that there is no merit to the counterclaims and intends vigorously to defend against them.

The court limited discovery and ordered the parties to engage in mediation. A session was held before the mediator on February 9, 2006, but no settlement was reached.

As stated above, the Company is unable to determine the ultimate outcomes of any of the foregoing claims or demands, and, accordingly, no provision for loss has been recorded.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

11.	Commitments and Contingencies

Leases

The Company is obligated under two noncancelable real property operating lease agreements that expire through fiscal 2010. Future minimum rental payments consist of the following at November 30, 2005:

2006	$304,000
2007	92,000
2008	95,000
2009	63,000
2010	47,000
$601,000

The certain leases contain escalation clauses with respect to real estate taxes and related operating costs. The accompanying financial statements reflect rent expense on a straight-line basis over the term of the lease as required by accounting principles generally accepted in the United States of America. Rent expense for all leases was $409,000, $346,000 and $456,000 for fiscal 2005, 2004 and 2003, respectively. On February 2, 2006 the Company modified the term of its corporate facility lease, extending the term for a five-year period commencing on July 1, 2006. Future minimum annual rental payments will approximate $313,000 during the five-year term of the renewal modification.

Employment Agreements

Jeffrey L. Schwartz

The employment agreement with Jeffrey L. Schwartz, our Chairman and Chief Executive Officer, expired on November 30, 2005. Mr. Schwartz continues to serve as our Chairman and Chief Executive Officer as an employee-at-will, but is in the process of negotiating with our Board the terms of a new employment agreement.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Andrew Stollman

We entered into an employment agreement, effective December 1, 2001, with Andrew Stollman, which agreement was orally amended on June 3, 2004 (the “First Amendment”).  On May 10, 2005, the First Amendment was reduced to writing and we executed a second amendment to Mr. Stollman’s employment agreement (the “Second Amendment”).  The employment agreement, as amended by the First Amendment and Second Amendment, now expires on November 30, 2007 and further provides that Mr. Stollman (i) is employed as our President and Secretary; (ii) was paid for the fiscal year ended November 30, 2005, and will be paid for all fiscal years remaining under the term, $544,500 per annum; (iii) will receive bonuses upon our Company’s achievement of certain pre-tax income milestones and (as added by the Second Amendment) certain EBITDA (as defined) milestones, as well as discretionary bonuses subject to approval of our Board of Directors; (iv) upon the commencement of the agreement on December 1, 2001, was issued a ten-year option to acquire 105,000 shares of our Common Stock at an exercise price of $5.70 per share; (v) upon the execution of the First Amendment, was issued a ten-year option to acquire 405,000 shares of our Common Stock at an exercise price of $7.34 per share, 110,000 shares of which failed to vest and the remaining 295,000 shares of which vest as follows:

(a)	75,000 shares vested immediately;

(b)	110,000 shares will vest if we have Operating Cash Flow (as defined in the Second Amendment) for Fiscal 2006 equal to or greater than $4.65 million; and

(c)	110,000 shares will vest if we have Operating Cash Flow for Fiscal 2007 equal to or greater than $5.29 million.

(vi)  agreed not to compete or engage in a business competitive with our business during the term of the agreement and for a period of one year thereafter; (vii) if his employment is terminated other than as a result of a “For Cause Event” (as defined in the original 2001 employment agreement), will be entitled to receive additional compensation and other consideration, all as more fully described in the original 2001 employment agreement; and (viii) if his employment is terminated as a result of a “Change in Control” (as defined in the original 2001 employment agreement), will be entitled to receive a one-time payment in an amount equal to 2.99 times his “base amount” determined in accordance with the applicable provisions of the Internal Revenue Code.

The foregoing is only a summary of the material terms of our employment agreements with the Named Officers. For a complete description, copies of such agreements are annexed hereto in their entirety as exhibits or are otherwise incorporated herein by reference.

Acquisition related Additional Contingent Purchase Price Consideration

The Company is liable under certain acquisition agreements (see Note 2) regarding the potential of additional payment of purchase price consideration arising out of the attainment of post acquisition operating milestones as defined in the acquisition agreements.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Continuing Obligations under Fixed Asset and Service Agreements

During June 2005, the Company entered into a combined fixed asset acquisition and service agreement for the purchase of computer server equipment used in its email marketing business and a service agreement related to the maintenance, storage and usage of such equipment. Under the terms of the agreement, the Company is obligated to pay $63,000 per month, for twelve consecutive months, commencing on August 1, 2005.

12.	Earnings Per Share

The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

	Year Ended November 30,
	2005	2004	2003

Denominator:
Denominator for basic earnings per
share - weighted average shares	13,973,899	13,257,869	12,776,295
Effect of dilutive securities:
Stock options	370,685	670,505	309,002
Denominator for diluted earnings per
share - adjusted weighted average
shares	14,344,584	13,928,374	13,085,297

Options to purchase 2,083,601, 1,344,350 and 1,238,082 shares of common stock that were outstanding at November 30, 2005, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

13.	Stock Option Plan and Warrants

During Fiscal 1995, the Company implemented the 1995 Stock Option Plan (the "1995 Plan"). During Fiscal 1996, the Company implemented the 1996 Stock Option Plan (the “1996 Plan”, and with the 1995 Plan, the “Stock Option Plans”). The 1995 Plan and the 1996 Plan provide for the grant of options to purchase up to 231,570 and 6,768,430 shares of the Company’s common stock, respectively, either as incentive stock options (“Incentive Stock Options”) within the meaning of Section 422 of the United States Internal Revenue Code or as options that are not intended to meet the requirements of such section ("Nonstatutory Stock Options"). Options to purchase shares may be granted under the Stock Option Plan to persons who, in the case of Incentive Stock Options, are employees (including officers) of the Company or, in the case of Nonstatutory Stock Options, are employees (including officers), consultants or nonemployee directors of the Company. The 1996 Plan was amended in September 2005 to allow for the issuance of restricted shares of the Company’s common stock.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

In addition, the Company's Stock Option Plans provide for certain automatic grants of options to the Company's nonemployee directors in consideration for their services performed as directors of the Company and for attendance at meetings. It provides for a one-time automatic grant of an option to purchase 25,000 shares of common stock at market value to those directors who were serving on the Board of Directors at the inception of the 1995 Plan and also to those persons who become nonemployee directors of the Company in the future, upon their appointment or election as directors of the Company. In addition, the Stock Option Plans provide for quarterly grants to each nonemployee director of the Company of options to purchase 6,250 shares of the Company's common stock at the market value on the date of each grant. The Company granted 125,000, 131,250 and 125,000 options to the nonemployee directors during Fiscal 2005, 2004 and 2003, respectively.

A summary of the Company's stock options is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding,
beginning of year	3,222,585	$5.22	2,643,640	$4.60	2,773,085	$4.52
Granted	821,500	5.82	1,016,250	6.35	640,000	3.72
Exercised	(584,060)	3.52	(411,640)	4.20	(159,704)	2.15
Cancelled or lapsed	(319,666)	5.43	(25,665)	4.04	(609,741)	3.74
Options outstanding,
end of year	3,140,359	$5.65	3,222,585	$5.22	2,643,640	$4.60
Options exercisable,
end of year	2,572,507		2,444,758		2,092,503
Options available for
grant, end of year	1,177,897		1,679,731		1,770,316
Weighted average fair value
of options granted
during the year	$1.25		$1.46		$1.26

The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for all grants of: volatility of 54.0% in 2005, 54.0% in 2004 and 65.2% in 2003; risk-free interest rate ranging from 3.39% to 4.44% in 2005, 2.83% to 3.52% in 2004 and 2.16% to 2.85% in 2003; and expected lives of approximately 4.0 years.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at November 30, 2005:

			Options		Options
		Weighted	Outstanding		Exercisable
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise	Shares	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$1.72-$2.50	219,797	5.2	$2.34	219,797	$2.34
$2.63-$3.85	289,083	6.1	3.15	289,083	3.15
$4.13-$6.14	1,434,629	5.9	5.49	1,195,283	5.42
$6.20-$9.00	1,146,850	6.4	6.87	818,344	6.81
$9.38-$11.32	37,500	1.4	10.60	37,500	10.60
$15.56-$15.57	12,500	1.6	15.56	12,500	15.56
$1.72-$15.57	3,140,359	6.0	$5.64	2,572,507	$5.45

During fiscal 2005, 2004 and 2003, options for shares of the Company’s common stock were exercised by certain employees and directors. Tax benefits of $524,334, $328,297 and $87,230 in fiscal 2005, 2004 and 2003, respectively, were recorded as an increase to additional paid-in capital and a reduction of income taxes currently payable.

14.	Segment Information

Segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. Disclosure is also required about products and services, geographic areas and major customers. The Company’s segments operate principally in the United States with a presence in Canada; the Canadian presence contributed an immaterial amount to consolidated net revenues and consolidated net income. The accounting policies of the Company’s segments are the same as those detailed in Note 1.

The Company’s three principle operating segments for Fiscal 2005, 2004 and 2003 are: (a) E-commerce, (b) Off-line Marketing Services, and (c) LEC Billed Products and Services. The balance of the Company's operations, immaterial individually and in the aggregate, are included as part of Corporate. This business segment delineation is consistent with the Company's management and financial reporting structure based on products and services. The Company evaluates performance based on many factors, with the primary criteria being each segment's adjusted EBITDA, which is defined as net income excluding (i) special charges, (ii) interest expense, (iii) interest and dividend income, (iv) net gains (losses) on the sale of marketable securities, (v) permanent impairment charges to long-lived assets, (vi) other nonoperating income, (vii) minority interest (income)loss, (viii) depreciation, (ix) amortization and (x) income taxes. The Company shares a common workforce and office headquarters, which precludes an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment and all other overhead costs are included in Corporate. The following tables set forth the Company's financial results, by management’s performance criteria, by operating segment. All revenues are from nonintersegment sources, and, therefore no intersegment elimination applies.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Corporate assets of approximately $26.5 million at November 30, 2005, consist principally of cash, cash equivalents and marketable securities.

Segment Data - Net revenues
	Net Revenue
	Year Ended November 30,
	2005	2004	2003
For the periods:
E-commerce	$61,836,691	$34,979,223	$28,799,557
Off-line Marketing Services	—	—	2,017,225
LEC Billed Products and Services	1,020,291	2,301,991	32,388,852
Consolidated totals	$62,856,982	$37,281,214	$32,388,852

Segment Data - Gross Profit
	Gross Profit
	Year Ended November 30,
	2005	2004	2003
For the periods:
E-commerce	$21,392,232	$15,218,878	$16,945,847
Off-line Marketing Services	—	—	1,755,439
LEC Billed Products and Services	412,490	9,726	607,011
Consolidated totals	$21,804,722	$15,228,604	$19,308,297

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Segment Data - Adjusted EBITDA *
	Adjusted EBITDA
	Year Ended November 30,
	2005	2004	2003

For the periods:
E-commerce	$7,609,750	$4,822,184	$2,822,141
Off-line Marketing Services	—	—	203,094
LEC Billed Products and Services	318,763	(481,215)	132,075
Consolidated totals	$7,928,513	$4,340,969	$3,157,310

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

Segment Data - Depreciation and Amortization
	Depreciation and Amortization
	Year Ended November 30,
	2005	2004	2003

For the periods:
E-commerce	$2,089,031	$1,219,746	$1,172,343
Off-line Marketing Services	—	—	6,877
LEC Billed Products and Services	—	—	—
Consolidated totals	$2,089,031	$1,219,746	$1,179,220

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Segment Data - Reconciliation of Reportable segment’s Adjusted EBITDA to consolidated income (loss) before taxes

	Year Ended November 30,
	2005	2004	2003

Adjusted EBITDA - by segment
E-commerce	$7,609,750	$4,822,184	$2,822,141
Off-line Marketing Services	—	—	203,094
LEC Billed Products and Services	318,763	(481,215)	132,075
Total Adjusted EBIDTA	$7,928,513	$4,340,969	$3,157,310

Items effecting Adjusted EBITDA in arriving at consolidated income (loss) before taxes
Corporate (expense)	(3,559,507)	(3,455,067)	(3,388,591)
Depreciation and amortization (expense)	(2,089,031)	(1,219,746)	(1,179,220)
Interest income and dividends	957,069	544,153	479,934
Realized gains on marketable securities	561,359	25,490	19,730
Realized gain on sale of subsidiary	195,000	784,900	1,375,801
Other non-operating income(expense)	(28,076)	398,118	(54,068)
Minority interest in income of subsidiary	(494,533)	—	(137,567)
Total items effecting Adjusted EBITDA	(4,457,719)	(2,922,152)	(2,883,981)
Consolidated income before taxes	$3,470,794	$1,418,817	$273,329

Segment Data - Long-Lived Assets
	Long-Lived Assets
	Year Ended November 30,
	2005	2004	2003

E-commerce	$11,306,884	$9,009,210	$4,575,576
Off-line Marketing services	—	—	—
LEC Billed products and services	—	—	—
Corporate	159,635	271,282	452,530
Consolidated totals	$11,466,519	$9,280,492	$5,028,106

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Segment Data -Total Assets
	Total Assets
	Year Ended November 30,
	2005	2004	2003

E-commerce	$26,255,710	$16,900,522	$12,382,137
LEC Billed products and services	383,857	245,038	1,073,170
Corporate	29,623,197	34,812,950	36,557,637
Consolidated totals	$56,262,764	$51,958,510	$50,012,944

15.	Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for fiscal 2005 and 2004:

	Quarter ended
	November 30,	August 31,	May 31,	February 28,
2005:
Net revenues	$16,598,155	$16,372,442	$16,610,569	$13,275,816
Gross profit	5,244,557	5,614,899	6,083,820	4,861,446
Income before income taxes	639,407	578,573	1,193,277	1,059,537
Net income	780,525	316,667	707,684	623,281
Basic income per share	$0.05	$0.02	$0.05	$0.05
Diluted income per share	$0.05	$0.02	$0.05	$0.04

2004:
Net revenues	$10,762,517	$10,208,548	$9,139,855	$7,170,294
Gross profit	7,215,861	6,335,395	5,137,014	3,364,340
Income (loss) before income taxes	185,848	(254,978)	1,023,709	464,238
Net income (loss)	120,852	(124,321)	664,792	352,891
Basic income (loss) per share	$0.01	$(0.01)	$0.05	$0.03
Diluted income (loss) per share	$0.01	$(0.01)	$0.05	$0.03

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During the fourth quarter of fiscal 2005, the Company realized $600,000 in bad debt recapture and $68,000 of interest income pursuant to a settlement of an arbitration matter.

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

16.	Subsequent Events

On February 22, 2006, the Company’s Board of Directors declared a dividend of $0.08 per share to shareholders of record as of March 6, 2006, payable on or about March 16, 2006.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
Description	Balance at	Charged to	Charged to		Deductions -		Balance at
	Beginning	costs and	other		Describe		end of
	of period	expenses	accounts				period

Year ended November 30, 2005
Reserve for customer chargebacks	377,535	$-	$208,089	(1)	$283,449	(3)	$302,175

Reserve for fulfillment costs	$48,016	$-			$48,016		(0)

Allowance for doubtful accounts	$691,229	$-	$196,814	(4)	$(137,618)	(5)	$1,025,661

Allowance for data qualifications	$266,644	$-	$1,347,704	(1)	$1,356,034	(1A)	$258,314

Year ended November 30, 2004
Reserve for customer chargebacks	$406,352	$-	$2,252,289	(1)	$2,281,106	(3)	$377,535

Reserve for fulfillment costs	$-	$-	$48,016	(2)			$48,016

Allowance for doubtful accounts	$872,603	$-	$406,699	(4)	$588,073	(5)	$691,229

Allowance for data qualifications	$93,498	$-	$1,249,805	(1)	$1,076,659	(1A)	$266,644

Year ended November 30, 2003
Reserve for customer chargebacks	$-	$-	$2,107,482	(1)	$1,701,130	(3)	$406,352

Reserve for fulfillment costs	$628,083	$-	$231,225	(2)	$859,308	(6)	$-

Allowance for doubtful accounts	$326,127	$-	$572,871	(4)	$26,395	(5)	$872,603

Allowance for data qualifications	$359,820	$-	$1,094,626	(1)	$1,360,948	(1A)	$93,498

(1)	Charges against revenues.
(1A)	Charges to revenues.
(2)	Charges against cost of sales.
(3)	Chargebacks refunded to consumers.
(4)	Charges to allowance.
(5)	Charges against the allowance.
(6)	Fiscal 2003:

Payments made to fulfillment vendors	$181,820
Prior year accrual reversals reducing current year’s costs:
1Q03	$524,034
2Q03	$95,186
3Q03	$10,000
4Q03	$48,268
Fiscal 2003 4th qtr. Accrual reversals		$859,308

S-1