Form 10-Q
period 2006-02-28
TRAFFIX INC
filed 2006-04-14
CIK 1000297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission file number 0-27046

TRAFFIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3322277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Blue Hill Plaza
Pearl River, New York	10965
(Address of principal executive offices)	(Zip Code)

(845) 620-1212
Registrant's telephone number, including area code:

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act.)    YES ☐    NO ☒

The number of shares outstanding of the Registrant's common stock is 14,242,651 (as of 04/11/06).

TRAFFIX, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
QUARTER ENDED FEBRUARY 28, 2006

ITEMS IN FORM 10-Q

-i-

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

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28,	November 30,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,786,783	$9,335,723
Marketable securities	17,020,104	18,908,064
Accounts receivable, trade, net of allowance for doubtful accounts
of $1,109,946 at February 28, 2006 and $1,025,661 at November 30, 2005	10,287,553	11,137,275
Deferred income taxes	1,371,934	1,379,877
Prepaid expenses and other current assets	719,814	1,078,621
Total current assets	40,186,188	41,839,560

Marketable securities	2,681,950	2,662,905
Property and equipment, net	2,238,005	2,317,690
Goodwill	7,834,941	6,426,336
Other intangibles, net	2,179,358	2,538,223
Deferred income taxes	481,642	478,050
Total assets	$55,602,084	$56,262,764

Liabilities
Current liabilities:
Accounts payable	$2,817,244	$5,426,797
Accrued expenses	6,229,347	4,269,995
Reserve for customer chargebacks	—	302,175
Due to related parties	134,181	110,076
Income taxes payable	1,518,260	1,009,880
Total current liabilities	10,699,032	11,118,923

Deferred income taxes	275,008	302,465
Total liabilities	10,974,040	11,421,388

Minority interest	369,732	365,637

Commitments and contingencies (Notes 2 and 7)
Shareholders' equity
Preferred stock - $.001 par value; 1,000,000 shares authorized;
none issued and outstanding	—	—
Common stock - $.001 par value; authorized 50,000,000 shares; issued
14,242,651 shares and 14,208,486 shares, respectively	14,242	14,208
Additional paid-in capital	43,212,454	43,584,229
Retained earnings	—	—
Accumulated other comprehensive income	1,031,616	877,302
Total shareholders' equity	44,258,312	44,475,739
Total liabilities and shareholders' equity	$55,602,084	$56,262,764

See acompanying notes to consolidated financial statements.

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	February 28,	February 28,
	2006	2005

Net revenue	$17,022,812	$12,924,931
Cost of sales	9,568,640	7,286,476
Gross profit	7,454,172	5,638,455

Selling expenses	1,004,009	817,175
General and administrative expenses (including stock-based
compensation of $172,240)	5,074,083	4,263,951
Other operating (income) expense	24,113	(175,805)
Amortization of intangibles	361,975	275,162
Depreciation expense	214,581	174,946
Bad debt expense	84,286	85,225
Income from operations	691,125	197,801

Other income (expense):
Interest income and dividends	241,992	187,823
Realized (losses) gains on marketable securities	(18,352)	585,268
Realized gain on sale of subsidiary	—	195,000
Other non-operating income (expense)	4,117	(8,710)
Minority interest in income of consolidated
subsidiary	(200,095)	(97,645)
Income before provision for income taxes	718,787	1,059,537

Provision for income taxes	296,069	436,256
Net income	$422,718	$623,281

Basic earnings per share (Note 4):
Net income	$0.03	$0.05
Weighted average shares outstanding	14,259,543	13,597,621

Diluted earnings per share (Note 4):
Net income	$0.03	$0.04
Weighted average shares outstanding	14,460,056	14,249,901
Cash dividend declared per common share	$0.08	$—

The accompanying notes are an integral part of these financial statements

Net income for the three months ended February 28, 2006 included stock-based compensation expense under Statement of Financial Accounting Standards (“SFAS”) 123(R) of $172,240, with such expense being included with general and administrative expenses. The Consolidated Financial Statements do not reflect any stock-based compensation expense related to employee stock options and non-employee director stock options under SFAS 123(R) in the three months ended February 28, 2005 because the Company did not adopt the recognition provisions of SFAS 123. Proforma net income was $509,654 for the three months ended February 28, 2005, inclusive of $172,162 in pro forma stock-based compensation expense, or $0.01 per proforma diluted share after the related pro-forma tax effect of $58,535. Prior to December 1, 2005, the proforma stock-based compensation disclosure was limited to the notes to the consolidated Financial Statements.

The provision for income taxes includes the income tax benefit from stock-based compensation.

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	February 28,	February 28,
	2006	2005

Cash flows from operating activities:
Net income	$422,718	$623,281
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	576,556	450,108
Stock-based compensation	172,240	—
Reserve for customer chargebacks	—	9,805
Provision for uncollectible accounts	84,286	85,225
Deferred income taxes	(58,040)	448,856
Net losses(gains) on sale of marketable securities	18,352	(585,268)
Gain on sale of subsidiary	—	(195,000)
Minority interest	200,095	97,645
Changes in assets and liabilities of business, net of acquisitions:
Accounts receivable	463,262	(1,822,152)
Prepaid expenses and other current assets	358,807	(24,296)
Accounts payable	(2,609,553)	736,939
Income taxes payable	508,380	(28,988)
Due to related parties	24,105	(64,271)
Other, principally accrued expenses	(489,441)	(94,703)
Net cash used in operating activities	(328,233)	(362,819)

Cash flows from investing activities:
Purchases of securities	(51,757,965)	(56,961,191)
Proceeds from sales of securities	53,716,008	58,745,503
Proceeds from the sale of a subsidiary	—	195,000
Payment for asset acquisition, net of cash received	—	(2,832,500)
Capital expenditures	(91,293)	(47,774)
Net cash provided by (used in) investing activities	1,866,750	(900,962)

Cash flows from financing activities:
Distribution to minority interest holder	(196,000)	—
Repayment of capital lease obligation	(77,000)	—
Proceeds from stock options exercised	158,401	538,827
Excess tax benefits from stock-based compensation	14,311	—
Net cash (used in) provided by financing activities	(100,288)	538,827
Effect of exchange rate changes on cash and cash equivalents	12,831	6,701
Net increase(decrease) in cash and cash equivalents	1,451,060	(718,253)
Cash and cash equivalents, beginning of period	9,335,723	7,553,285
Cash and cash equivalents, end of period	$10,786,783	$6,835,032

See Notes (1), (2) and (12) for a summary of noncash investing and financing activities.

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2006
(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amounts	Capital	Earnings	Income(Loss)	Equity

Balance, November 30, 2005	14,208,486	$14,208	$43,584,229	$—	$877,302	$44,475,739

Net income for the three months
ended February 28, 2006				422,718		422,718

Unrealized gains on available-for-sale securities					72,546	72,546
Foreign Currency Translation						—
adjustment					81,768	81,768
Stock-based compensation expense			172,240			172,240
Dividends declared			(716,693)	(422,718)		(1,139,411)
Stock option exercises	34,165	34	158,367			158,401
Tax benefit from exercise of
stock options			14,311			14,311
Balance, February 28, 2006	14,242,651	$14,242	$43,212,454	$—	$1,031,616	$44,258,312

TRAFFIX, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL

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

Principally, estimates are used in reserves for uncollectible receivables, recoverability of long-lived assets, and the realizability of deferred tax assets. Additionally, the Company has potential exposure resulting from pending and/or threatened litigation for which the Company currently does not provide a loss provision.

Management’s estimates and assumptions are continually reviewed against actual results with the effects of any revisions being reflected in the results of operations at that time.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2005. The results of operations for the three-month period ended February 28, 2006 are not necessarily indicative of the results to be expected for the subsequent quarters or the full fiscal year ending November 30, 2006. Certain prior year amounts in the unaudited consolidated financial statements have been reclassified to conform with the current year presentation. Specifically, effective December 1, 2005, the Company’s Chief Operating Decision Maker (“CODM” - a committee based group consisting of Company executive employees and certain Audit Committee members), modified the way it assesses the operations and performance of the Company’s single operating segment, and the resulting allocation of resources, resulting from such assessment, in seeking the optimal potential return on those resources. As a result of this modification certain elements of the February 28, 2005 (a) financial statements and (b) notes thereto were reclassified to correlate to the way the CODM currently receives information on the operations of the Company’s On-line Advertising and Media Services segment. The income before provision for income taxes, provision for income taxes and net income for the three months ended February 28, 2005 were not affected by the reclassification resulting from CODM’s segment re-assessment. Regarding profitability margins, this reclassification had no effect on the Company’s consolidated (a) operating margin percentage or (b) the net income margin.

The CODM had previously considered a portion of the operating expenses of our Canadian subsidiary to be an item of cost of sales (“Email marketing and related delivery costs”, the non-third party mail-house costs, or $875,912 for the three months ended February 28, 2005), and the remaining portion was considered as a single item of our general and administrative expenses (“Site development, maintenance and modifications”, or $341,308 for the three months ended February 28, 2005). The prior year’s subsidiary overhead allocation was percentage based and didn’t meet the standard granular operating measurement requirements of the CODM. As a result of this analysis the CODM reassessed the component items of the Canadian subsidiaries operating expenses, and determined that they were all fixed or variable overhead accounts, and would provide more clarity is assessing operations when grouped as such. Therefore, the prior period statement of income was reclassified to conform to the current period presentation, and reflects 100% of the Canadian subsidiaries operating expenses grouped with the Company’s general and administrative overhead/expense account grouping as detailed in “Managements’ Discussion and Analysis of Financial Condition and Results of Operations”. Additionally, a portion of depreciation and amortization expense had previously been grouped with cost of goods sold (portion of Canadian subsidiary’s depreciation and amortization) and the balance was grouped with general and administrative expenses. The CODM now receives income statements with depreciation and amortization expense as separate line items on its face, and accordingly the financial statement presentation was modified to agree to the CODM presentation. Both periods were reclassified for all the items described above. See Note 7, “Segment Information”, included herein for more information on the segment modification reclassifications.

During the three months ended February 28, 2006 and February 28 2005, options for 34,165 shares and 126,581 shares of the Company’s common stock, respectively, were exercised by its employees and directors. Tax benefits of $14,311 and $92,537 in the three months ended February 28, 2006 and February 28, 2005, respectively, resulting from the exercise of these options, were recorded as an increase to additional paid-in capital and a reduction of income taxes currently payable.

Recent Accounting Pronouncements

There have been no material changes to the recent pronouncements as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

During the three months ended February 28, 2006, specifically effective December 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). See notes 2 and 3 for additional disclosure on SFAS 123R.

2.	SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are included in its Form 10-K for the year ended November 30, 2005. As described above in Note 1 and further described below in Note 3 to its Consolidated Financial Statements, the Company adopted SFAS 123R effective December 1, 2005. During the three months ended February 28, 2006, there were no other significant changes in the Company’s accounting policies.

Transactions with Major Customers and Other Revenue Concentrations

In prior fiscal periods the significant portion of the Company’s revenue was dependent on a limited number of major customers. The Company has been modifying the structure and form of its business methods and practices, and through diversification of its revenue drivers, the Company continues to move away from the significant customer(s) reliance business model. As a result of the Company’s business planning and diversification, the three-month periods ended February 28, 2006 and February 28, 2005 did not include any single customer which equaled or exceeded 10% of the Company’s consolidated net revenue. The Company’s five largest customers during the three months ended February 28, 2006 accounted for 9.2%, 7.6%, 7.3%, 3.2% and 2.7% of consolidated net revenues during such period.

During the three months ended February 28, 2006, 10.8% of the Company’s revenue was derived from its proprietary Personals service, iMatchUp.com., as compared to 14.6% of revenue during the comparable prior year’s period.

Stock-based Compensation

Effective December 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of Fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after December 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which range from immediate vesting to vesting over a three year period. Prior to the December 1, 2005 adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 3 to the Unaudited Consolidated Financial Statements for a further discussion on stock-based compensation.

Income Taxes

Quarterly income taxes are calculated in accordance with the interim financial reporting requirements as set forth in the Accounting Principal Board’s Opinion 28 as amended by SFAS 109. The pronouncements consider interim quarterly periods as an integral part of the annual period, with interim quarterly tax periods reflecting the estimated annual effective tax rate. The Company believes that it has adequately provided for tax-related matters. The Company is subject to examination by taxing authorities in various jurisdictions. Matters raised upon audit may involve substantial amounts. Management considers it unlikely that resolution of any such matters would have a material adverse effect upon the Company’s consolidated financial statements.

	February 28,	February 28,
	2006	2005
Supplemental Cash Flow Disclosures
Cash paid during the three months ended for:
Income taxes paid (refunds received), net	($154,112)	$11,181

Non-cash Investing and Financing Activities

Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. For the three months ended February 28, 2006 and February 28, 2005, non-cash activities included the following items:

Investing Activities:

	February 28,	February 28,
Stock Issued in connection with Acquisition (Also see notes 8 and 9)	2006	2005

Hot Rocket Marketing, Inc. - January 21, 2005		$682,280

Hot Rocket Marketing, Inc. - January 31, 2006 (1)	$-0-

(1)
The Company is liable to issue $580,690 in fair market value of Traffix, Inc. stock, with such amount included in accrued expenses at February 28, 2006. The issuance date is expected to be on, or about April 24, 2006.

3.	Stock-Based Compensation

The Company’s shareholder-approved Sixth Amended and Restated 1996 Employee Incentive Plan (the “Plan”) provides for the granting of incentive stock options, non-qualified stock options and/or the issuance of restricted stock for up to 6,768,430 shares of our common stock. As of February 28, 2006, all Plan activity was for the granting of non-qualified stock options. To date, no incentive stock options have been granted and no restricted stock has been issued. Certain grants have been issued, prior to adoption; that include performance based vesting criteria. No performance based awards have been granted during the three months ended February 28, 2006. Options have five to ten year contractual terms and generally vest based on 0 to 3 years of continuous service.

On September 21, 2004, the shareholders’ ratified and approved the Company’s Fifth Amended and Restated 1996 Stock Option Plan. Such Fifth Amendment canceled 518,430 options that remained available for grant under the Company’s 1995 Stock Option, and increased the number of shares available under the 1996 Plan by a corresponding 518,430 option shares, and increased the 1996 Plan by an additional 900,000 shares. The change was made pursuant to the more advantageous provisions included in the Plan with respect to option holders, and the treatment alternatives available in the case of changes in capitalization.

The total expense related to this Plan was $172,240 for the three months ended February 28, 2006. The total related income tax benefit recognized on the income statement was $59,408.

Prior to December 1, 2005, the Company accounted for the Plan under the recognition, measurement and pro forma disclosure provisions of APB 25, the original provisions of SFAS No. 123, and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). In accordance with APB 25, the Company generally would have recognized compensation expense only when it granted options with a discounted exercise price, or modified the terms, and would have recognized the related compensation expense ratably over the associated service period, which was generally the option vesting term.

Effective December 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of Fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but remained unvested as of, December 1, 2005. Compensation expense was based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123.

Stock-based compensation expense for all stock-based compensation awards granted after December 1, 2005 is based on the grant-date fair value estimated on that date using the Black-Scholes option-pricing model with assumptions noted on the following table. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, for which the Company uses the related weighted-average vesting term. The Company uses an estimated forfeiture rate in the valuation model for the first quarter of Fiscal 2006. The estimate is based on historical employee option exercise and employee termination experience. The Company has identified separate groups of optionees that exhibit similar option exercise behavior and has considered them as separate groups in the valuation model.

As a result of our December 1, 2005 adoption of SFAS 123R, the impact to the Company’s Consolidated Financial Statements for the three months ended February 28, 2006 on income before income taxes and on net income for the three months ended February 28, 2006 were reductions of $172,240 and $112,832, respectively, when comparing what results would have been if it had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended February 28, 2006 was $0.01 per share. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

Pro Forma Information under SFAS No, 123

Pro forma information regarding the effect on the net income and basic and diluted income per share for the three months ended February 28, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123, are as follows:

Three months ended
February
28, 2005

Net income	$623,281
Less: Total stock-based compensation expense determined
under fair value based method, net of related tax effects	(113,627)
Pro forma Net income, as adjusted	$509,654
Basic net income per share:
As reported	$0.05
Pro forma	$0.04
Diluted net income per share:
As reported	$0.04
Pro forma	$0.04

Stock Option Valuation and Expense Information under SFAS No. 123(R)

The Company calculated the fair value of each option grant on the date of the grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123(R) using the following assumptions:

	Three Months Ended
	February 28,	February 28,
	2006 (1)	2005

Expected life (years)	5.34	4.00
Risk-free interest rate	4.43%	3.37%
Expected volatility	112.79%	54.00%
Dividend yield	5.84%	10.70%

(1)	The fair value calculation was based on stock options granted during the period.

The volatility assumption is based on the weighted average for the most recent five-year term volatility measures of the Company’s stock. Prior to December 1, 2005, the Company had used its historical stock price volatility in accordance with SFAS No. 123 for purposes of its pro forma information. The risk-free interest rate assumption is based upon various short term U.S. Treasury rates, as of the month of the grants.

The expected life of employee and director stock options represents the weighted average of the result of the “simplified” method applied to “plain vanilla” options granted during the period December 1, 2005 to February 28, 2006, all as provided for in Staff Accounting Bulletin No. 107 (“SAB 107”).

The stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended February 28, 2006 is based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience. In the Company’s pro forma information required under SFAS no. 123 for the periods prior to December 1, 2005, the Company had established estimates for forfeitures.

During the three months ended February 28, 2006, stock-based compensation expense, net, related to the Plan was allocated as follows:

Three Months
Ended
February 28,
2006

General and administrative expenses	$172,240

Stock-based compensation expense before income taxes	172,240
Income tax benefit	(59,408)
Total stock-based compensation expense after income taxes	$112,832

Stock Options

The status of the Plan during the quarter ended February 28, 2006 was as follows:

	February 28, 2006
			Average
		Weighted	Remaining
		Average	Contractual	Average
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value

Options outstanding, beginning of quarter	3,140,359	$5.65
Granted	31,250	5.12
Exercised	(34,165)	4.64
Forfeited	(25,833)	5.55
Options outstanding, end of quarter	3,111,611	5.65	5.7	$1,409,529

Vested and expected to vest at February 28, 2006	3,105,319	5.65	5.7	$1,406,679
Exercisable at February 28, 2006	2,678,429	$5.49	5.7	1,393,612

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of Fiscal 2006 (February 28, 2006) and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 28, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the three months ended February 28, 2006 was $42,093. Total fair value of options vested and expensed was $186,361, net of tax, for the three months ended February 28, 2006. The weighted-average grant-date fair value of options granted during the three months ended February 28, 2006 was $3.01.

A summary of the status of the Corporation’s nonvested shares as of February 28, 2006, and changes during the three months ended February 28, 2006 is set forth below:

	February 28, 2006
		Weighted
		Average
	Number of	Grant-date
Nonvested Shares	Shares	Fair Value

Nonvested Options outstanding, beginning of quarter	567,852	$1.39
Granted	31,250	3.01
Vested	(162,918)	1.65
Forfeited	(3,002)	1.53
Nonvested Options outstanding, end of quarter	433,182	1.41

As of February 28, 2006, there was $338,695 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 9.8 months.

The following table summarizes information about the Company’s stock options outstanding at February 28, 2006:

		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	of shares	Contractual	Exercise	of shares	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$1.72-$2.31	124,797	4.9	$2.21	124,797	$2.21
$2.50-$3.35	337,333	5.6	2.89	337,333	2.89
$3.60-$5.26	502,580	6.7	4.70	454,245	4.68
$5.44-$7.74	2,078,151	5.7	6.36	1,693,304	6.25
$9.00-$11.31	56,250	2.0	10.07	56,250	10.07
$15.56-$15.56	12,500	1.3	15.56	12,500	15.56
$1.72-$15.56	3,111,611	5.7	$5.65	2,678,429	$5.49

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the weighed average assumptions included on the table above, under the header “Stock Based Option Valuation and Expense Information under SFAS 123(R)”.

4.	Earnings Per Share

The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

	Three Months Ended
	February 28,	February 28,
	2006	2005

Denominator:
Denominator for basic earnings per share-
weighted average shares	14,259,543	13,597,621
Effect of dilutive securities:
Stock options	200,513	652,280
Denominator for diluted earnings per share-
adjusted weighted average shares	14,460,056	14,249,901

Options to purchase 2,097,401 and 881,250 shares of common stock for the three months ended February 28, 2006 and February 28, 2005, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

5.	Comprehensive Income (Loss)

The Company presents foreign currency translation adjustments and unrealized gains and losses on its marketable securities (net of tax, when applicable) as a component of “comprehensive income (loss)” and are presented below:

	Three Months Ended
	February 28,	February 28,
	2006	2005
Net income	$422,718	$623,281

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	81,768	(95,939)
Unrealized gain (loss) from available-for-sale securities, arising during the period, net of income taxes of $34,934 for February 28, 2006 and $-0- for February 28, 2005	72,546	(41,614)
Add: reclassification adjustment for gains realized in net income, net of tax effect of $224,684	—	(360,584)
	$577,032	$125,144

6.	Advertising and Marketing

The Company’s advertising and marketing costs, incurred in the advertising and marketing of the Company’s and its clients’ products, services and promotional offers, have historically been comprised of the costs associated with the purchase of on-line consumer data (including registered users to the Company’s websites) and the costs associated with the transmission of email marketing messages by external third-party vendors. During the period July 1, 2004 to February 28, 2006, pursuant to the acquisition of SendTraffic.com, Inc., the Company included the costs of its search engine marketing optimization activities in its advertising and marketing cost accounts. Furthermore, during the period January 21, 2005 to February 28, 2006, pursuant to the acquisition of Hot Rocket Marketing, Inc., the Company included the costs of direct purchases of on-line advertising space, which is resold on a performance return basis. All above referenced costs are charged to operations (1) at the time of the email transmission, (2) upon receipt of the qualified consumer data, (3) at the time the search engine marketing optimization liability is incurred, and/or (4) at the time the on-line advertising space is purchased, respectively, and all are included as components of the Company’s cost of sale accounts.

Total advertising and marketing costs included in cost of sales for the three months ended February 28, 2006 and February 28, 2005 were approximately $9.6 million and $7.3 million, respectively.

7.	Segment Information

In classifying the financial information for its operating segments, the Company relies primarily upon the evaluations of the chief operating decision maker (CODM) and executive management in deciding how to allocate resources and in assessing performance. Disclosure is also required about products and services, geographic areas and major customers. The Company operates in one segment, On-line Advertising and Media Services. At December 1, 2005, the Company realigned the way it views its operations and modified the format that it reports such information to the CODM. In accordance with such realignment the LEC Billed Products and Services segment, which was principally inactive from the period December 1, 2004 to present has been removed from its segment CODM reporting and therefore our financial disclosure. For the February 28, 2006 and 2005 three-month-periods, the terminated LEC segment’s immaterial-operating-activity is included on the Company’s other operating (income) expense line item on its unaudited consolidated statements of income for both periods presented.

The Company sells services and not products and, correspondingly, does not carry inventory.

The Company had Canadian sourced revenue from its Canadian based subsidiary of approximately $212,000 and $72,000 during the three months ended February 28, 2006 and 2005, respectively. The primary role of the Canadian subsidiary is to support back office data operations and does not directly contribute significant amounts to consolidated net income.

The Company evaluates performance based on many factors, with the primary criteria being the segment's adjusted EBITDA, which is defined as net income excluding (i) special charges, (ii) interest expense, (iii) interest and dividend income, (iv) net gains (losses) on the sale of marketable securities, (v) permanent impairment charges to long-lived assets, (vi) other operating income (expense) (vii) other non-operating income, (viii) depreciation, (ix) amortization, (x) income taxes, and (xi)minority interest (income).

The single segment shares a common workforce and office headquarters and all other components of selling, general and administrative expense.

The following tables set forth the Company's financial results, by management’s performance criteria of its operating segment. All intersegment revenues and costs have been eliminated.

Segment Data - Net Revenue
On-line Advertising and Media Services
	Three Months Ended
	February 28,	February 28,
	2006	2005

On-line Advertising	$10,978,856	$9,464,698
Search Engine Marketing	3,995,353	1,454,649
Personals	1,836,714	1,933,514
Internet game development	211,889	72,070
Consolidated totals	$17,022,812	$12,924,931

Segment Data - EBITDA
On-line Advertising and Media Services
	Three Months Ended
	February 28,	February 28,
	2006	2005

EBITDA	$1,267,681	$647,909
Total EBITDA	$1,267,681	$647,909

*
EBITDA is net income excluding interest and dividend income, net gains (losses) on the sale of marketable securities, realized gains on subsidiary sales, permanent impairment charges to long lived assets, other non-operating income (expense), depreciation, amortization, income taxes and minority interest (income) loss.

Segment Data - Depreciation and Amortization
On-line Advertising and Media Services
	Three Months Ended
	February 28,	February 28,
	2006	2005

Depreciation	$214,581	$174,946
Amortization	361,975	275,162
Total Depreciation and Amortization	$576,556	$450,108

8.	Recent Asset Acquisitions

Fiscal 2005 Acquisition

On January 21, 2005, the Company, through its wholly owned subsidiary, Hot Rocket Acquisition Corp., acquired all of the intangible assets of Hot Rocket Marketing Inc. and Clockwork Advertising Inc. (collectively “Hot Rocket”), corporations in the business of buying and selling performance based on-line advertising space for third parties, as well as providing such services to the sales activities of the consolidated entity. The Hot Rocket acquisition has broadened the Company’s reach into the Internet direct marketing arena, which continues to allow for expanded client relationships and various other synergistic possibilities, such as adding value to the Company’s core operations by the enhancement of its current and developing marketing programs.

The initial purchase price was approximately $3.8 million and was comprised of $3.1 million in cash, $0.7 million (or 113,821 shares) of the Company’s common stock and transaction fees approximating $0.1 million. Pursuant to an independent third party valuation, the reported purchase price was allocated as follows: approximately $2.2 million of goodwill and $1.6 million of identifiable intangibles. There were no tangible assets acquired.

In addition to the initial purchase price of the acquisition, we agreed to pay Hot Rocket a contingent purchase price of up to $12.5 million if Hot Rocket generates an aggregate of $27 million in EBITDA (as quantified in the Agreement) over the four year period following the closing. The Company has determined, in accordance with the terms of the acquisition agreement, that for the period February 1, 2005 to January 31, 2006, the Company is liable for a combined additional purchase price payment of $1.386 million, and is to be settled as follows: cash payment of approximately $0.806 million and shares issued to the extent of approximately $0.580 million in fair market value at the time of issuance (with the issuance anticipated to occur on or about April 17, 2006). The approximate 105,200 issuable shares (based on the March 21, 2006 closing price of $5.52) were included in our weighted average share calculation as if issuance occurred on January 31, 2006, the additional purchase-price liability measurement date, and prior and future contingent payments made, if any, have been and will be treated as additional purchase price and included as an addition to goodwill.

At February 28, 2006, the Company determined that at the current rate of growth recognized by Hot Rocket, it is probable that the second anniversary tier of contingent payment will be attained within the first measurement period, which ends February 28, 2007. As of February 28, 2006, based on the lack of absolute certainty as to the second anniversary additional purchase price liability, the Company has not recorded any additional contingent payments at this time.

Goodwill is not amortized, but it is reviewed for impairment on an annual basis (August 31 being our annual measurement date, with the possibility of other measurement dates arising from specific events directly effecting Goodwill). The identifiable intangibles acquired from Hot Rocket consist of non-compete covenants within employment agreements and internally developed software, which is being amortized on a straight-line basis over estimated useful lives of five and three years, respectively. It is expected that the entire goodwill value will be deductible for tax purposes based on the nature of the asset acquisition. The entire amount of the identifiable intangibles and goodwill are a component of the Company’s E-commerce segment.

9.	Goodwill and Identifiable Intangibles Assets

The gross carrying value of goodwill and the gross carrying value and accumulated amortization of other intangibles are as follows:

	As of February 28, 2006		As of November 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

E-Commerce Segment Amortizable
Intangible Assets:
GroupLotto identifiable intangibles:
GroupLotto Site Brand Recognition	$722,922	$666,954	$722,922	$630,808
GroupLotto Database	433,754	400,173	433,754	378,486
Intellectual Property Assets	289,169	266,782	289,169	252,323
Marketing Right License Fee	252,915	97,485	252,915	80,590

Infiknowledge identifiable intangibles:
Internet Game Suite	269,973	226,823	263,241	207,717
Intellectual Property Assets	202,479	170,117	197,430	155,788
Market Position Acquired	224,977	189,019	219,367	173,098

Thanksmuch identifiable intangibles:
Profiled customer data	50,000	50,000	50,000	50,000
Restrictive Covenants	10,000	9,378	10,000	8,878

SendTraffic identifiable intangibles:
Restrictive Covenants	523,109	271,859	523,109	221,609
Software	963,951	494,257	963,951	420,118

Hot Rocket identifiable intangibles
Restrictive Covenants	569,394	126,848	569,394	98,379
Software	1,012,257	375,847	1,012,257	291,492
Total E-Commerce Segment amortizable intangible assets	$5,524,900	$3,345,542	$5,507,509	$2,969,286
Unamortized intangible assets:
E-Commerce Segment Goodwill	$7,757,759		$6,426,336

The Infiknowledge identifiable intangibles and unamortizable goodwill carrying value changes as a result of the effects of foreign currency exchange translation.

The amortizable intangibles listed above are deemed to have a finite life of five years, or less, from the date of acquisition, with the weighted average life being 4.1 years.

The acquisition identifiable intangibles related amortization expense has been recorded from the dates of the respective acquisitions.

The future E-Commerce Segment intangible amortization expense for the next five fiscal years is estimated to be as follows:

	2006	2007	2008	2009	2010
GroupLotto Identifiable
Intangible amortization:
Site Brand Recognition	$92,114	$—	$—	$—	$—
Database	55,268	—	—	—	—
Intellectual Property Assets	36,846	—	—	—	—
Licenses	63,853	52,667	45,805	10,000	—
Total Group's amortization	$248,081	$52,667	$45,805	$10,000	$—

Infiknowledge Identifiable
Intangible amortization:
Internet Game Suite	$54,289	$1,522	$510	$405	$—
Intellectual Property Assets	40,717	1,141	383	304	—
Market Position Acquired	45,241	1,268	425	338	—
Total Group's amortization	$140,247	$3,931	$1,318	$1,047	$—

ThanksMuch Identifiable
Intangible amortization:
Restrictive Covenants	$1,122	$—	$—	$—	$—
Total Group's amortization	$1,122	$—	$—	$—	$—

SendTraffic Identifiable
Intangible amortization:
Restrictive Covenants	$201,000	$100,501	$—	$—	$—
Software	296,554	234,897	12,382	—	—
	$497,554	$335,398	$12,382	$—	$—

Hot Rocket Identifiable
Intangible amortization:
Restrictive Covenants	$113,879	$113,879	$113,879	$113,879	$15,500
Software	337,419	337,419	45,927	—	—
	$451,298	$451,298	$159,806	$113,879	$15,500
Summary of Identifiable
Intangibles:
GroupLotto:	$248,081	$52,667	$45,805	$10,000	$—
Infiknowledge:	140,247	3,931	1,318	1,047	—
ThanksMuch:	1,122	—	—	—	—
Hot Rocket:	451,298	451,298	159,806	113,879	15,500
SendTraffic:	497,554	335,398	12,382	—	—
Totals	$1,338,302	$843,294	$219,311	$124,926	$15,500

10.	Income Taxes

The Company’s income tax provision for the three months ended February 28, 2006 was approximately $296,000, which includes $256,000 of expense related to current year operations and approximately $40,000 of period expense related to an increase in the Company’s estimates related to tax audits.

The effective income tax rate for the three months ended February 28, 2006 was 41.2%. It differs from the Company’s estimated annual effective income tax rate of 30.0% as recognized in the prior fiscal year ended November 30, 2005, and described below, due primarily from permanent differences between book and taxable income and additions to our tax audit reserves during the three months ended February 28, 2006. During the fiscal year ended November 30, 2005, the Company closed out certain state tax audits, where the final settlement was less than that which was accrued, and the effective rate for Fiscal 2005 reflected such benefit.

Estimated Annual Effective Income Tax Rate. The estimated annual effective income tax rate for 2006 differs from the U.S. federal statutory income tax rate of 34% as follows:

	Fiscal Year	Fiscal Year
	2006 (1)	2005 (2)

Income tax expense at U.S. federal statutory rate	34.0%	34.0%
State income taxes, net of U.S. federal impact	2.2%	0.6%
Impact of foreign operations	0.5%	0.3%
Increase(decrease) in tax contingencies	2.8%	-7.7%
Other, including non-deductible expenses	1.7%	2.8%
	41.2%	30.0%

(1)	Estimated annual effective income tax rate for the year ending November 30, 2006.
(2)	Annual effective income tax rate for the year ended November 30, 2005.

The “State income taxes, net of U.S. federal impact” item above primarily reflects state income-based taxes, and to a lesser degree franchise tax and minimum tax expense, net of related federal benefit, which the Company expects for the year. The Company currently has a significant valuation allowance against state net operating loss carryforwards.

11.	Litigation

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

There have been no material developments to the Company’s legal proceedings, lawsuits and/or other claims since the disclosure thereof in the Company’s Annual Report on Form 10-K for the year ended November 30, 2005.

12.	Subsequent Events

On March 16, 2006, the Company paid a dividend of $1,139,411 arising from a February 22, 2006 declaration by its Board of Directors. The record date establishing the dividend payable was March 6, 2006.

On April 10, 2006, the Company’s Board of Directors declared a dividend of $0.08 per share on the outstanding shares of the Company’s common stock for the quarter ended February 28, 2006. Such dividend is payable on or about May 3, 2006 to holders of record of such shares at the close of business on April 24, 2006. The Company can give no assurance that its Board will declare any dividends in future fiscal periods. Any further declarations will depend upon the Company’s performance, the level of its then current and retained earnings, if any, available capital and projected capital requirements necessary for operations, and other pertinent factors. You should not rely on any prior approvals of the Company’s Board as an indicator of its intent to approve the declaration of any dividends in the future.

January 31, 2006 was the first contingent purchase price adjustment date under the Hot Rocket Marketing Acquisition Agreement dated January 21, 2005, and we determined that additional purchase price of approximately $1.386 million was earned as of the end of such period. It is anticipated that payment of such amount will be made April 24, 2006, and will be comprised of $0.806 million in cash, and $0.580 million in fair market value of our common stock, or approximately 105,000 shares based on the terms of the agreement and the closing price of the Company’s common stock on March 21, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements and information relating to the Company that are based on the current beliefs, expectations and estimations of Management, as well as assumptions made by and information currently available to the Company. When used in this Management's Discussion and Analysis, and elsewhere in this Form 10-Q, the words “anticipate", “believe", “estimate", “continue”, and “expect" variations of such words and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements are not guarantees of future performance, but reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions, which could cause the actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Overview

We are a leading Internet media and marketing company that provides complete end-to-end marketing solutions for our clients, which include advertisers, direct marketers, and agencies, seeking to increase sales and customer contact through on-line marketing channels. The services we offer include the development of a complete creative promotion used to market our client's product and/or service to consumers online, including the use of Search Engine Marketing Optimization. In the provision of our client services, we use all major online marketing channels, including email promotions to generate new customers for our clients; the delivery of data files indicating the results of the email promotions; we create and host customized websites and/or web pages to facilitate consumer transactions for our clients; we generate comprehensive reporting of the website activity allowing our clients to analyze the effectiveness of the promotion; we also provide revenue generating potential for our clients through affiliate marketing opportunities. We use this media platform to generate customers, sales and leads for our own service offers, in addition to our clients. We generate revenue for our clients primarily on a performance-based model, under which we record revenue upon the successful delivery to our client of a qualifying lead, customer, survey, completed application, ultimate sale or the delivery of some other measurable marketing benefit.

We also generate revenue directly from consumers through our “direct-to-consumer” business, which includes our on-line personals service known as iMatchUp.com.

On January 21, 2005, we, through our wholly owned subsidiary, Hot Rocket Acquisition Corp., acquired all of the intangible assets of Hot Rocket Marketing Inc. and Clockwork Advertising Inc. (collectively “Hot Rocket”), corporations in the business of buying and selling performance based on-line advertising space for third parties, as well as providing such services to the sales activities of our consolidated entity. The Hot Rocket acquisition has broadened our reach into the Internet direct marketing arena, which continues to allow for expanded client relationships and various other synergistic possibilities, such as adding value to our core operations by the enhancement of our current and developing marketing programs conducted in our On-Line Advertising and Media Services segment.

The initial purchase price was approximately $3.8 million and was comprised of $3.1 million in cash, $0.7 million (or 113,821 shares) of the our common stock and transaction fees approximating $0.1 million. Pursuant to an independent third party valuation, the reported purchase price was allocated as follows: approximately $2.2 million of goodwill and $1.6 million of identifiable intangibles. There were no tangible assets acquired.

In addition to the initial purchase price of the acquisition, we agreed to pay Hot Rocket a contingent purchase price of up to $12.5 million if Hot Rocket generates an aggregate of $27 million in EBITDA (as quantified in the Agreement) over the four year period following the closing. We have determined, in accordance with the terms of the acquisition agreement, that for the period February 1, 2005 to January 31, 2006, we are liable for a combined additional purchase price payment of $1.386 million, and this obligation is to be settled as follows: cash payment of approximately $0.806 million and shares issued to the extent of approximately $0.580 million in fair market value at the time of issuance (with the issuance anticipated to occur on or about April 17, 2006). The approximate 105,200 issuable shares (based on the March 27, 2006 closing price of $5.52) were included in our weighted average share calculation as if issuance occurred on January 31, 2006, the additional purchase-price liability measurement date, and prior and future contingent payments made, if any, have been and will be treated as additional purchase price and included as an addition to goodwill.

At February 28, 2006, the Company determined that at the current rate of growth recognized by Hot Rocket, it is probable that the second anniversary tier of contingent payment will be attained within the first measurement period, which ends February 28, 2007. As of February 28, 2006, based on the lack of absolute certainty as to the second anniversary additional purchase price liability, the Company has not recorded any additional contingent payments at this time.

The personals component of our “direct-to-consumer” services generated approximately $1.8 million, or 11% of our revenue during the three months ended February 28, 2006, as compared to approximately $1.9 million, or 15% of our revenue during the comparable fiscal period.

We made one asset acquisition in Fiscal 2004 and 2005. The productive assets acquired through these asset acquisitions accounted for approximately $7.4 million of our On-line Advertising and Media Services segment revenue, and approximated 43% of consolidated revenues during the three months ended February 28, 2006 when compared to $2.3 million during the prior periods comparable 2005 period, which approximated 18% of consolidated revenues during such three-month period. Such asset acquisitions are described in more detail below, and further described in the preceding notes to the February 28, 2006 unaudited consolidated financial statements included herein.

Background

From our inception in 1993 (under the name "Quintel Communications, Inc.") through 1999, we generated the bulk of our revenue from direct marketing using the traditional media of television, postal mail and telemarketing. In 2000, we repositioned our direct marketing business to the on-line media of the Web. Applying the marketing disciplines honed from our years of operating in the "off-line" media arena, we have been able to provide enhanced response-based results in a cost-effective and scaleable manner via on-line marketing. During December 1995, we completed our initial public offering of common stock, which is publicly traded and is reported on the NASDAQ National Market under the symbol “TRFX”.

On-line Advertising and Media Services

We own and operate a variety of Internet websites featuring specialized content such as on-line dating, downloadable music, recipes, greeting cards, automobile information, DVD promotions, and other theme based content. We generate traffic to our websites from advertising on third-party Internet media (i.e., search engines, email, banner advertisements) and through cross-marketing within our own on-line media. Our Web properties and our marketing activities are designed to generate real-time response-based marketing results for our corporate clients. When visiting our on-line properties, consumers are given the opportunity to purchase, sign-up for, ask to be contacted regarding, or simply indicate an interest in, hundreds of offers for various products and services. Specifically, through these interactive Web properties we generate a variety of transactional results ranging from (a) Web traffic, (b) inbound telemarketing calls, (c) outbound telemarketing leads, (d)demographically/psychographically profiled lists of consumers, (e) highly-targeted customized response-based leads, (f) completed applications for products, and (g) sales of our clients’ products and services.

On-line Advertising - Website Advertising

We own and operate a variety of websites with a broad range of content. Virtually all of our websites generate revenue from client advertisements. The advertisements are served across all of our websites using our internally developed technology that serves ads to websites using an algorithm that takes into account a number of factors including information supplied by the visitor upon registration (e.g., gender, age, zip code), as well as the price paid by our customer to serve the advertisement.

The websites feature content ranging from music for downloads to sweepstakes. We launched EZ-Tracks.com in Fiscal 2004, a site that features over 30,000 songs available for free and legal downloading, as well as other content such as musical greeting cards and a downloadable version of the Bible in audio format. We have a games website that offers a variety of free parlor-style games, such as backgammon and checkers. In Fiscal 2004, we also launched reciperewards.com, a website that features thousands of cooking recipes.

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

On-line Advertising - Email Marketing Programs

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

Results Analysis. Subsequent to a campaign being fully implemented, we continually analyze the marketing results to gauge whether the campaigns are generating adequate results for the client, whether the media is being utilized cost-efficiently, and to determine whether new and different copy is yielding better overall results. These are traditional direct-marketing disciplines that we apply and that, we believe, distinguish us from many of our competitors in the on-line marketing industry.

Affiliate Marketing. Our affiliate marketing business commenced in late Fiscal 2005 under the name of RocketProfit.com, where publishers and advertisers can make available to themselves countless unique and exclusive deals, customized promotions, high payouts, detailed tracking capabilities and significant multi-level customer support.

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

On-line Advertising - Internet Media Performance Based Sales

Pursuant to our January 21, 2005 acquisition of Hot Rocket Marketing, Inc., we generate revenues from the resale, on a performance basis, of fixed price Internet Media Advertising space.

On-line Advertising - Data Sales, rentals and list management

We also generate revenues from the sales, rentals and management (for use both on-line and off-line) of our proprietary, profiled databases. Such revenue is included in our On-line Advertising and Media Services segment revenue in the On-line Advertising revenue line item component.

Search Engine Marketing

Our search engine marketing company, SendTraffic develops and manages search engine marketing (SEM) campaigns for our third party advertising clients, as well as for our own proprietary websites. Using a proprietary technology called Marketing Dashboard, we build, manage and analyze the effectiveness of hundreds of thousands of pay per click (PPC) keywords in real time across each of the major search engines, like Google, Yahoo and MSN. SendTraffic pays the search engines directly for the traffic, and generates revenue by billing search engine costs, plus a marketing services fee to the advertising client. We also perform search engine optimization (SEO) services, for which advertising clients are billed a monthly retainer fee.

Personals

We introduced several new business units during the past three fiscal years, and continued to expand a portion of these new business units in Fiscal 2005, specifically our on-line Personals program conducted over the Internet ("iMatchup.com"). The Personals business is designed as a monthly recurring billing program, with various memberships to our Personals program, iMatchUp.com. Revenue from our Personals businesses is generated by directly billing consumers.

Internet Game Development

Our Canadian subsidiary, Infiknowledge, ULC, performs work for hire services in the production of Internet games for third party vendors, and participates in royalties related to the development, launch and successful commercialization of such Internet games.

Our expansion in, and dependence on, our on-line direct marketing efforts, coupled with the potential for state and/or federal legislation limiting our ability to contact consumers on-line should all be considered when referring to our current fiscal year’s results, as well as prior years historical results, in evaluating the potential for our future operations, cash flows, and financial position.

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

Segment Information

In classifying the financial information for our operating segments, we rely primarily upon the evaluations of the chief operating decision maker (CODM) and executive management in deciding how to allocate our resources and assess our performance. Disclosure is also required about products and services, geographic areas and major customers. We operate in one segment, On-line Advertising and Media Services. At December 1, 2005, management realigned the way we view operations and modified the format that we distribute reports and information to the CODM. In accordance with such realignment the LEC Billed Products and Services segment, which was principally inactive from the period December 1, 2004 to present has been removed from its segment CODM reporting and therefore our financial disclosure. For the February 28, 2006 and 2005 three-month-periods, the terminated LEC segment’s immaterial-operating-activity is included on the Company’s other operating (income) expense line item on its unaudited consolidated statements of income for both periods presented.

The Company sells services and not products and, correspondingly, does not carry inventory.

The Company had Canadian sourced revenue from its Canadian based subsidiary of approximately $212,000 and $72,000 during the three months ended February 28, 2006 and 2005, respectively. The primary role of the Canadian subsidiary is to support back office data operations and does not directly contribute significant amounts to consolidated net income. The majority of the Canadian subsidiary’s outlays are of an overhead nature; we classify them within the same categories as our domestic operations disclose general and administrative expenses.

We evaluate performance based on many factors, with the primary criteria being the segment's EBITDA, which is defined as net income excluding (i) special charges, (ii) interest expense, (iii) interest and dividend income, (iv) net gains (losses) on the sale of marketable securities, (v) permanent impairment charges to long-lived assets, (vi) other operating income (expense) (vii) other non-operating income, (viii) depreciation, (ix) amortization, (x) income taxes, and (xi) minority interest (income).

The single segment shares a common workforce and office headquarters and all other components of selling, general and administrative expense.

RESULTS OF OPERATIONS

The following is a discussion of our results of operations for the three months ended February 28, 2006 and February 28, 2005. It should be read in conjunction with our Form 10-K as filed for the year ended November 30, 2005, the notes thereto and other financial information included elsewhere in this report.

THREE MONTHS ENDED FEBRUARY 28, 2006 AND FEBRUARY 28, 2005

Our net revenues, and the disclosure of our revenue components, for each of the three months ended February 28, 2006 and February 28, 2005, are detailed in the following table:

Segment Data - Net Revenue
On-line Advertising and Media Services Segment
	Three Months Ended		Change	Change
	February 28,	February 28,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

On-line Advertising	$10,978,856	$9,464,698	$1,514,158	16%
Search Engine Marketing	3,995,353	1,454,649	2,540,704	175%
Personals	1,836,714	1,933,514	(96,800)	-5%
Internet game development	211,889	72,070	139,819	194%
Consolidated totals	$17,022,812	$12,924,931	$4,097,881	32%

Net Revenue increased approximately $4.1 million, or 32%, to $17.0 million for the three months ended February 28, 2006, from $12.9 million in the prior year’s comparable period. The On-line Advertising and Media Services sole segment’s core business grew organically, primarily driven by increased revenues from Search Engine Marketing Optimization services ($2.5 million, or 175%) and increased revenues from On-line Advertising ($1.5 million, or 16%), which includes an increase in our resale on a performance basis of Internet Media Advertising ($2.5 million, or 293%), offset by a combined decline in our Web Advertising, Email Marketing Programs and Data sales and rentals of approximately 1.2 million, or 14.3%. Internet Game Development revenues approximated $0.2 million, for an approximate $0.1 million increase, or 194%. Search Engine Marketing Optimization service revenue increased as a result of our increased focus on our On-line Advertising and Media revenue source and is a result of our third quarter Fiscal 2004 acquisition of SendTraffic, Inc. The increased revenue from On-line Advertising includes the performance based resale of Internet Media, and is the result of our January 2005 acquisition of Hot Rocket Marketing, Inc. (“Hot Rocket”) and our post acquisition focus on expanding that subsidiary’s contribution to increased consolidated revenues. The above referenced increases were offset by declines in: (a) Website advertising of $0.7 million, or 12%, as a result of a shift in our client mix and an increased emphasis on Search Marketing and Internet Advertising Agency activities; (b) Email marketing program revenue, which declined approximately $0.3 million, or 14%, resulting from declines in the delivery rates of our email marketing offers; and (c) Data sale and rental revenue declines of $0.2 million, or 58%, which resulted from the shift in our business, where our increased reliance on Search Engine Marketing and Internet Advertising Revenue, which generates a smaller amount of data that would otherwise become available for sale and rental purposes.

Our Personals business, the iMatchUp.com dating sites, recognized a revenue decline of approximately $0.1 million, or 5%, as a result of declining customer enrollments.

The increase in Internet game development was attributable to several successful games brought to market by our development partners.

Our cost of sales during the three months ended February 28, 2006 and February 28, 2005 were comprised of direct and indirect marketing costs associated with the acquisition and retention of consumers for our On-line Advertising and Media Service segment’s marketing programs, and includes direct response email marketing costs, website registrations costs, the cost of customer profiles, other customer acquisition costs, search engine marketing optimization costs, and the related contingent-based sweepstakes indemnification expense.

The cost of sales of our segment, and the disclosure of the components of the segment, for each of the three-month periods ended February 28, 2006 and February 28, 2005, are set forth below:

Segment Data - Cost of Sales
On-line Advertising and Media Services
	Three Months Ended		Change	Change
	February 28,	February 28,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

On-line Advertising	$6,014,867	$5,051,207	$963,660	19%
Search Engine Marketing	3,117,815	992,972	2,124,843	214%
Personals	371,624	1,220,415	(848,791)	-70%
Internet game development	64,334	21,882	42,452	194%
Consolidated totals	$9,568,640	$7,286,476	$2,282,164	31%

Cost of sales on a consolidated basis increased $2.3 million, or 31%, to $9.6 million for the three months ended February 28, 2006, from $7.3 million in the comparable prior year period.

The significant factor contributing to the increase in consolidated costs of sales was related to a net increase of approximately $2.1 million in costs incurred in the generation of increased Search Engine Marketing Optimization revenues. The On-line Advertising component recognized a net increase of approximately $1.0 million, or 19%, and was comprised of: increases in purchases of online advertising space of $1.2 million, or 254%, as a result of our January 2005 acquisition of our Hot Rocket subsidiary (which makes direct purchases of on-line advertising space, which is resold on a performance basis), offset by (a) a decline in website advertising registrations (decrease of $0.1 million or, 2%, and (b) a decline in third party email vendor costs of approximately $0.1 million, or 25%. In our Personals business, costs incurred in the acquisition of new customer profiles decreased $0.8 million or, 70%. The 2% decrease in website registration cost correlates to our revenue decline of approximately 5% in our On-line Advertising’s Website advertising sub-component. The decrease in customer profile cost correlates to our decreased emphasis on new Personals customer enrollment during the three months ended February 28, 2006. Instead, we focused on maintaining our current customer base for a longer life time-value proposition. The increase in Search Engine Marketing Optimization cost correlates to our increased focus on growing our search engine marketing business, as well as using our in-house search engine marketing firm to generate revenues for our Personals business, and our other On-line Advertising and Media Services segment revenue components.

Our gross profit in terms of dollars, on a segmental basis, and our gross profit percentage, on a segmental basis, for each of the three-month periods ended February 28, 2006 and February 28, 2005, are set forth below:

Segment Data - Gross Profit
On-line Advertising and Media Services
	Three Months Ended		Change	Change
	February 28,	February 28,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

On-line Advertising	$4,963,989	$4,413,491	$550,498	12%
Search Engine Marketing	877,538	461,677	415,861	90%
Personals	1,465,090	713,099	751,991	105%
Internet game development	147,555	50,188	97,367	194%
Consolidated totals	$7,454,172	$5,638,455	$1,815,717	32%

Segment Data - Gross Profit
On-line Advertising and Media Services			Absolute	Relative
	Three Months Ended		Change	Change
	February 28,	February 28,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

On-line Advertising	45.2%	46.6%	-1.4%	-3.0%
Search Engine Marketing	22.0%	31.7%	-9.8%	-30.8%
Personals	79.8%	36.9%	42.9%	116.3%
Internet game development	69.6%	69.6%	0.0%	0.0%
Consolidated totals	43.8%	43.6%	0.2%	0.4%

Consolidated Gross Profit ("gross margin") as a percentage of net revenue was 43.8% during the three months ended February 28, 2006, compared to 43.6% in the prior year’s comparable period, representing 0.2% absolute improvement and a relative improvement of 0.4% when compared to the prior year’s comparable period.

The relatively stable consolidated gross profit percentage is primarily attributable to the increased margins recognized in our Personals businesses, iMatchUp.com dating sites, and is based on the reduction of costs related to new Personals member acquisitions and our focus on extending the billable life time of our current membership base, as well as the offsetting factors relating to increasing our efforts in the expansion of our search engine marketing optimization and on-line advertising space sales, with slight declines recognized in On-line Advertising, and larger declines recognized in the building of our Search Engine Marketing Optimization activities.

Our Selling Expenses for each of the three months ended February 28, 2006 and February 28, 2005 are presented, on a segmental basis, and with the components of the individual segments, in the tables set forth below:

Segment Data - Selling Expenses
On-line Advertising and Media Services
	Three Months Ended		Change	Change
	February 28,	February 28,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Fee share commissions	$698,827	$467,921	$230,906	49%
Selling salaries and related costs	$268,200	$316,141	(47,941)	-15%
Travel, entertainment, shows, other	$36,982	$33,113	3,869	12%
Consolidated totals	$1,004,009	$817,175	$186,834	23%

Selling expenses, on a consolidated basis, increased approximately $0.2 million, or 23%, to $1.0 million during the three months ended February 28, 2006 from $0.8 million during the three months ended February 28, 2005. The increase resulted from an approximate $0.2 million increase in fee share commissions correlating to our increased use of third-party databases in our acquisition of proprietary customers for our on-line dating sites coupled with an increase in the reliance in third party databases used to generate our email marketing program revenues. We are the primary obligor to the third party list owner and bear the responsibility of payment to the list owner regardless of whether our client pays us in the case of email marketing program based fee shares arrangements, offset by slight declines in selling salaries of $0.1 million as a result of some attrition in our sales force, partially offset by increased sales commissions earned during the three months ended February 28, 2006 (total revenues of $17.0 million) when compared to the three months ended February 28, 2005 (total revenues of $ 12.9 million).

Our general and administrative expenses ("G&A") are principally comprised of (i) compensation costs and related expenses for executive, finance, information technology and operation systems, and general administration personnel, (ii) professional fees (which include legal; audit, accounting and tax; Sarbanes-Oxley compliance costs; public relations; database management and consulting; and public company related printing and filing costs), (iii) insurance costs, (iv) occupancy and other equipment rental costs, (v) site development, maintenance and modification costs related to our E-commerce segment, and (vi) all other general and miscellaneous overhead expense items.

Our General and Administrative Expenses for the three months ended February 28, 2006 and February 28, 2005 are presented for our segment in the table set forth below:

Segment Data - General and Administrative Expenses
On-line Advertising and Media Services
	Three Months Ended		Change	Change
	February 28,	February 28,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Compensation and related costs	$3,678,073	$2,660,923	$1,017,150	38%
Professional fees	325,400	465,052	(139,652)	-30%
Insurance costs	241,905	234,135	7,770	3%
Website and email hosting	133,997	277,364	(143,367)	-52%
Occupancy and equipment costs	130,567	151,348	(20,781)	-14%
Personals credit card and processing fees	85,138	98,784	(13,646)	-14%
All other miscellanous G&A expenses	479,003	376,345	102,658	27%
Consolidated totals	$5,074,083	$4,263,951	$810,132	19%

General and Administrative expenses ("G&A") on a consolidated basis increased approximately $0.8 million, or 19%, when comparing G&A of $5.1 million for the three months ended February 28, 2006 to G&A of $4.3 million incurred during the three months ended February 28, 2005. The net increase was attributable to combined increases in Compensation costs and miscellaneous G&A of approximately $1.1 million or 37%, offset by declines in Professional fees ($0.1 million), Website and email hosting ($0.1 million), and immaterial declines in Occupancy costs and Personals related credit card processing fees. The significant increase in compensation costs were attributable to: (a) stock-based compensation costs of approximately $0.17 million resulting from our December 1, 2005 adoption of SFAS 123R; (b) increases in compensation costs and related expenses of approximately $0.61 million resulting from increases in our domestic employee headcount to service the growth of our: (i) search engine marketing optimization activities; and (ii) Internet Media Performance Based sale activities, both coupled with modest pay increases for a portion of our domestic workforce; and (c) increases in our Infiknowledge subsidiary payroll expense ($0.2 million) resulting from the required staff increases necessary to service our increased levels of business activity.

Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. We incurred approximately $135,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended February 28, 2006. We incurred approximately $245,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended February 28, 2005, of which $89,000 was capitalized in the Hot Rocket acquisition, $23,000 was reimbursed by one of our insurance providers and $133,000 was expensed in our G&A accounts.

Other Operating (Income) Expense

	Three Months Ended		Change	Change
	February 28,	February 28,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Other operating
(income) expense	$24,113	$(175,805)	$199,918	-114%
Consolidated totals	$24,113	$(175,805)	$199,918	-114%

For the February 28, 2006 and 2005 three-month-periods, we reassessed the way the operations of the Company are analyzed for purposes of the allocation of resources. In this reassessment process we terminated the separate disclosure of our prior year active LEC Billed Service segment based on its dormant position over the last 24 months. The terminated LEC segment’s immaterial-operating-activity is now included on our other operating (income) expense line item on our unaudited consolidated statements of income for both periods presented.

LEC segment’s revenues were $-0- and $350,885 in the three months ended February 28, 2006 and 2005, respectively. The LEC segment’s cost of sales were $24,113 and $175,080 in the three months ended February 28, 2006 and 2005, respectively. The combination of these two items for fiscal 2006 and 2005 amounted to $24,113 and $(175,805), respectively, and are included in the table above. It is anticipated that future fiscal periods will have immaterial and continued declining amounts of other operating (income) expense as the remaining LEC accounts continue their current rate of attrition.

Segment Data - Amortization of Intangibles
On-line Advertising and Media Services
	Three Months Ended		Change	Change
	February 28,	February 28,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

On-line Advertising and Media Services	$361,975	$275,162	$86,813	32%
Consolidated totals	$361,975	$275,162	$86,813	32%

Amortization expense of intangible assets acquired in acquisitions increased $0.087 million, or 32% when comparing an expense of $0.362 million for the three months ended February 28, 2006 with $0.275 million for the three months ended February 28, 2005. The principal factor contributing to the current quarter’s increase in amortization expense relates to our acquisition of Hot Rocket Marketing, which was purchased on January 21, 2005. As such, the Fiscal 2005 quarter included amortization expense for the period January 21, 2005 to February 28, 2005, or approximately 50% of the respective quarter, as compared to a full quarter’s amortization expense for the three months ended February 28, 2006.

Segment Data - Depreciation
On-line Advertising and Media Services
	Three Months Ended		Change	Change
	February 28,	February 28,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

On-line Advertising and Media Services	$214,581	$174,946	$39,635	23%
Consolidated totals	$214,581	$174,946	$39,635	23%

Depreciation expense increased $0.040 million, or 23% when comparing an expense of $0.215 million for the three months ended February 28, 2006 with $0.175 million for the three months ended February 28, 2005. The principal factor contributing to the current quarter’s increase in depreciation expense relates to our acquisition of server equipment in the third and fourth quarter’s of Fiscal 2005, which is generating depreciation expense that is did not have comparable depreciation in the three months ended February 28, 2005 to offset the expense growth recognized in this quarter.

Segment Data - Bad Debt Expenses
On-line Advertising and Media Services
	Three Months Ended		Change	Change
	February 28,	February 28,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

On-line Advertising	$47,818	$85,225	$(37,407)	-44%
Search Engine Marketing	36,468	—	36,468	100%
Personals	—	—	—	0%
Internet game development	—	—	—	0%
Consolidated totals	$84,286	$85,225	$(939)	-1%

Bad Debt expense remained flat at approximately $84,000 when comparing the three months ended February 28, 2006 with the three months ended February 28, 2005. The current quarter’s bad debt expense is attributable to eight specific customers, as compared to two specific customers in the prior year’s comparable period. Our allowance for bad debts results from our assessment of the risk of collection embedded in our customer base as described below.

We continuously evaluate the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition or bankruptcy filings of our customers. Not all of our customers are publicly traded, or otherwise make available financial information. Therefore, there are limits placed on our ability to draw information from financial filings. As a result of our review process, we record adjustments to bad debt provisions/(recaptures) to reflect the related accounts receivable carrying amount to amounts that estimate their probable realizable value. Provisions for bad debts are also recorded resulting from the review of other factors, including (a) length of time the receivables are past due, and (b) historical experience, and other factors obtained during collection efforts. If circumstances related to specific customers change, our estimates for bad debt provision/ (recaptures) could be further increased or decreased in future fiscal periods.

OTHER NON-OPERATING INCOME (EXPENSE)

The components of our "Other non-operating income (expense)" are set forth below:

OTHER NON-OPERATING INCOME (EXPENSE)

	Three Months Ended		Change	Change
	February 28,	February 28,	Inc(Dec)	Inc(Dec)
Other non-operating income (expense):	2006	2005	$$$	%%%

Interest income and dividends	$241,992	$187,823	$54,169	29%
Realized (losses) gains on sale of
marketable securities	(18,352)	585,268	(603,620)	-103%
Realized gain on sale of subsidiary	—	195,000	(195,000)	-100%

Other non-operating income:
Other miscellaneous income (expense)	8,943	(39)	8,982	100%
Foreign Currency Exchange Rate
Fees and interest expense	(4,826)	(8,671)	3,845	-44%
Minority interest (income)	(200,095)	(97,645)	(102,450)	105%
Total other non-operating income:	$27,662	$861,736	$(834,074)	-97%

Consolidated Other Non-operating Income (Expense) decreased approximately $0.8 million, from approximately $0.834 million for the three months ended February 28, 2005, to approximately $28,000 for the three months ended February 28, 2006.

The material factors contributing to the decline are set forth in the above table are as follows:

(a)	Interest income increased approximately $54,000, or 29%, as the result of mare favorable rates available during Fiscal 2006 as compared to Fiscal 2005.

(b)
Realized gains on the sale of marketable securities decreased by $0.6 million when aligned against the prior year’s comparable three month period. During the prior year we had substantial selling activity in the equity based portion of our marketable security portfolio, resulting from our decision to recognize unrealized capital gains to take the benefit of utilizing expiring capital loss carryforwards.

(c)
The three months ended February 28, 2005 included $0.2 million in installment payments from a prior year’s sale of a subsidiary. The final installments were collected in the first quarter of Fiscal 2005 and, therefore, no such collections or income were recognized in the first quarter of Fiscal 2006.

(d)
Minority Interest resulting from our EZTracks partnership with Madacy Entertainment increased from approximately $97,000 in the first quarter of Fiscal 2005 to approximately $200,000 in the first quarter of Fiscal 2006.

MINORITY INTEREST

During the three months ended February 28,2005, we entered into an agreement with Madacy Entertainment, through a newly created partnership, EZTracks LP, to market and promote EZTracks.com, our new web destination consisting of approximately 30,000 downloadable songs covering a wide array of musical genres. We, through a wholly-owned subsidiary, own 50.7% of the partnership and will be responsible for managing the operations of the business, including generating traffic to the website, as well as selling advertising on the site. Madacy Entertainment, through its wholly-owned subsidiary, owns 49.3% of the partnership and will provide its inventory of music and an extensive library of music licensed from other parties. Madacy will have limited involvement with certain aspects of operations. The results of operations for the three months ended February 28, 2006, and for the period January 12, 2005 to February 28, 2005, include the fully consolidated results of EZTracks LP with minority interest established to reflect Madacy’s ownership share of the partnership’s operating results for such periods.

The following table summarizes the results of EZTracks for the periods indicated below:

	Three Months		January 12,
	Ended		2005 to		Change	Change
	February 28,		February 28,		Inc(Dec)	Inc(Dec)
	2006		2005		$$$	%%%

Net Revenues	$3,443,584		$740,122		$2,703,462	365%
Cost of Sales	2,984,965		538,542		2,446,423	454%
Gross Profit	458,619		201,580		257,039	128%
General and
Administrative Expenses	52,745		4,317		48,428	1122%
Net Income	$405,874	(1)	$197,263	(1)	$208,611	106%
Minority interest	$200,095	(2)	$97,645	(2)	$102,450	105%

(1)	All items included in the Company's On-line Advertising and Media Services sole segment
(2)	Represents Madacy Entertainment's 49.3% minority interest

PROVISION FOR INCOME TAXES

Quarterly income taxes are calculated in accordance with the interim financial reporting requirements as set forth in the Accounting Principal Board’s Opinion 28 as amended by SFAS 109. The pronouncements consider interim quarterly periods as an integral part of the annual period, with interim quarterly tax periods reflecting the estimated annual effective tax rate. We believe that we have adequately provided for tax-related matters. We are subject to examination by taxing authorities in various jurisdictions. Matters raised upon audit may involve substantial amounts of tax. Management considers it unlikely that resolution of any open audits would have a material adverse effect upon our consolidated financial statements.

Our income tax provision for the three months ended February 28, 2006 was approximately $296,000, which includes $256,000 of tax expense related to current year operations and approximately $40,000 of period expense related to an increase in our estimates related to potential for tax audits.

The effective rate relationship of 41.2% differs from our annual effective rate of 30.0% recognized during the year ended November 30, 2005. A portion of the effective tax rate variance is attributable to tax benefits recognized during Fiscal 2005, from the use of approximately $0.2 million in previously devalued capital loss carryover deferred tax assets. Such devalued capital loss deferred tax assets were fully utilized in Fiscal 2005, and offset tax expense on Fiscal 2005’s realized capital gain income. Additionally, in Fiscal 2005 certain state tax audits were settled in amounts that were less than the amounts recorded to cover the initial expected audit outcome. The balance of the rate reconciliation is attributable to a permanent difference arising out of the difference between the book and tax basis of certain acquired amortizable intangible assets. This permanent difference expires during the three months ended August 31, 2006, as a result of the complete amortization of the related intangible.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2006, we had aggregate working capital of $29.5 million, compared to aggregate working capital of $30.7 million as of November 30, 2005. We had available cash, cash equivalents, equities and readily available marketable debt securities of $27.8 million as of February 28, 2006, compared to available cash, cash equivalents, equities and readily available marketable debt securities of $28.2 million as of November 30, 2005. The equity component of our marketable securities was $2.0 million at February 28, 2006, compared to $1.9 million at November 30, 2005.

Cash used in operating activities was approximately $0.328 million for the three months ended February 28, 2006, compared to approximately $0.363 million used in operating activities during the three months ended February 28, 2005, representing a negligible change of $0.035 million ($34,586) less cash used in operating activities. Changes in assets and liabilities of the business, net of acquisitions, used $0.433 million more in cash when comparing the three months ended February 28, 2006 with the three months ended February 28, 2005. Offsetting this increased use of cash were combined increases in amortization and depreciation of approximately $0.298 million, resulting from (a) the December 1, 2005 SFAS 123R adoption and the corresponding stock-based compensation charge of $0.172 million, and (b) increased depreciation and intangible amortization expense of $0.126 million when comparing the three months ended February 28, 2006 to the three months ended February 28, 2005.

Cash provided by investing activities was approximately $1.9 million during the three months ended February 28, 2006, compared to $0.9 million of cash used in investing activities during the prior year’s comparable quarter. The primary use of cash in investing activities in the three months ended February 28, 2005 related to net cash of approximately $2.8 million expended in the asset acquisition of Hot Rocket Marketing on January 21, 2005, partially offset by net proceeds from the sale of securities exceeding cash used in security purchases of approximately $1.8 million. In the quarter ended February 28, 2006, net proceeds from the sale of securities exceeded cash used in security purchases of approximately $2.0 million, offset by approximately $0.1 million in cash used for capital expenditures.

Cash used in financing activities was approximately $0.100 million for the three months ended February 28, 2006, compared to $0.539 million provided by financing activities for the three months ended February 28, 2005. Fiscal 2006 financing net cash outflows were attributable to: (a) a distribution of $0.196 million to a minority interest holder; and (b) $0.077 million in capital lease obligation payments, both offset by: (a) $0.158 million in financing proceeds from stock option exercises; and (b) $14,311 in excess tax benefits resulting from our SFAS 123R adoption. The first quarter of Fiscal 2005 had a single financing cash flows of $0.539 million from stock option exercise proceeds. No dividends were paid in either quarter.

Our days-sales-outstanding ("DSO") in accounts receivable at February 28, 2006 was 54 days, compared to 65 days at November 30, 2005, 58 days at August 31 and May 31, 2005, and 44 days at February 28, 2005. The eleven day, or 17% decrease in the current quarter’s DSO compared to the fourth quarter of the prior fiscal year relates to improved rates of collection across the majority of our client relationships (with one pre-pay client relationship accounting for 7.2% of revenues in the first quarter of Fiscal 2006) offset by the increase of our DSO from the extended payment terms granted to a client who delivered 9.2% of our first quarter Fiscal 2006 revenues. Our DSO may rise above 54 days (as recognized during the three months ended February 28, 2006) in future fiscal periods as a result of changes in the components of our client mix or other potential factors not currently identifiable.

The majority of our customers are extended 30-day credit terms. In limited instances, customer credit is extended in ranges exceeding 30 days, and in very limited circumstances can exceed 180 days. We continually monitor customer adherence to credit terms and constantly strive to improve the effectiveness of our collection efforts with the goal of attaining, and then maintaining a DSO in the low 40-day range. Future fiscal periods might not reflect this DSO goal, and might exceed the 54-day DSO recognized in the three-month period ended February 28, 2006.

Historically, our primary cash requirements have been used to fund the cost of advertising and promotion and test-marketing new services and promotions, with additional funds having been used in the purchasing of equipment and services in connection with the commencement of new business lines, further development of businesses being test marketed and for the development of the equipment infrastructure of subsidiaries, organized or acquired during the prior six fiscal years.

During these prior six fiscal years, we identified our mission and executed on our on-line direct marketing strategy implementation. Our future plans and business strategy may continue to call for our Internet-based On-line Advertising and Media Services segment to be our sole operating focus with such segment generating our entire revenue for the three-month periods ended February 28, 2006 and 2005. Our cash demands for capital expenditures and equipment lease obligations have increased to $0.168 million during the three months ended February 28, 2006 compared to $0.048 million during the three months ended February 28, 2005. Our capital expenditures and capital lease obligation payments during the fiscal years ended November 30, 2002 to 2005 were as follows (in millions): $1.9, $1.5, $0.141 and $0.519, respectively. The significant portion of Fiscal 2005’s capital expenditure was for new email servers that substantially reduced our reliance on and related additional costs associated with third party email delivery suppliers. All other outlays for capital expenditures were also used to support other facets of our On-line Advertising and Media Services business.

We may, in future fiscal periods, be required to invest significant amounts of capital into our business. If our operations fail to generate sufficient revenue, we could realize a material adverse impact on our capital and liquidity resources resulting from expenditures necessary to generate such revenue, including, but not limited to, expenditures for (a) marketing campaigns, including media costs and other costs of customer acquisition information, (b) service and/or product development costs, (c) site development and maintenance and related technology based costs, (d) potential on-line, and/or off-line, business acquisitions, or (e) costs associated with developing alternative means of email promotion delivery.

On January 21, 2005, we, through our wholly owned subsidiary, Hot Rocket Acquisition Corp., acquired all of the intangible assets of Hot Rocket Marketing Inc. and Clockwork Advertising Inc. (collectively “Hot Rocket”), corporations in the business of buying and selling performance based on-line advertising space for third parties, as well as providing such services to the sales activities of our consolidated entity. The Hot Rocket acquisition has broadened our reach into the Internet direct marketing arena, which continues to allow for expanded client relationships and various other synergistic possibilities, such as adding value to our core operations by the enhancement of our current and developing marketing programs conducted in our On-Line Advertising and Media Services segment.

The initial purchase price was approximately $3.8 million and was comprised of $3.1 million in cash, $0.7 million (or 113,821 shares) of the our common stock and transaction fees approximating $0.1 million. Pursuant to an independent third party valuation, the reported purchase price was allocated as follows: approximately $2.2 million of goodwill and $1.6 million of identifiable intangibles. There were no tangible assets acquired.

In addition to the initial purchase price of the acquisition, we agreed to pay Hot Rocket a contingent purchase price of up to $12.5 million if Hot Rocket generates an aggregate of $27 million in EBITDA (as quantified in the Agreement) over the four year period following the closing. We have determined, in accordance with the terms of the acquisition agreement, that for the period February 1, 2005 to January 31, 2006, we are liable for a combined additional purchase price payment of $1.386 million, and this obligation is to be settled as follows: cash payment of approximately $0.806 million and shares issued to the extent of approximately $0.580 million in fair market value at the time of issuance (with the issuance anticipated to occur on or about April 17, 2006). The approximate 105,200 issuable shares (based on the March 21, 2006 closing price of $5.52) were included in our weighted average share calculation as if issuance occurred on January 31, 2006, the additional purchase-price liability measurement date, and prior and future contingent payments made, if any, have been and will be treated as additional purchase price and included as an addition to goodwill.

At February 28, 2006, the Company determined that at the current rate of growth recognized by Hot Rocket, it is probable that the second anniversary tier of contingent payment will be attained within the first measurement period, which ends February 28, 2007. As of February 28, 2006, based on the lack of absolute certainty as to the second anniversary additional purchase price liability, the Company has not recorded any additional contingent payments at this time.

The shares of common stock issued to Hot Rocket were originally issued by us in non-public transactions, which issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

On June 30, 2004, we consummated the acquisition of the assets of SendTraffic.com, Inc. (“Send”) and its affiliated entity, The Traffic Group, LLC, (“TG”), privately held search engine marketing companies based in New York. We purchased the assets for approximately $5.0 million, comprised of $3.5 million in cash and 176,799 shares of Traffix common stock. The asset acquisition agreement calls for contingent earn-out payments based on the post closing attainment of certain earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds during the thirty-six month period following the transaction. As of February 28, 2006, none of the contractual thresholds were attained, and it is not deemed probable that any remaining threshold will be reached during the remainder of the post closing period.

Under currently proposed operating plans and assumptions, management believes that projected cash flows from operations and available cash resources and working capital, as described above, will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Additionally, as we seek to further extend our reach into the On-line Advertising and Media Services arena, as well as potentially identify new and other consumer oriented services and products, we may use existing cash reserves, enter into long-term financing arrangements, acquire the assets or securities of other companies, or employ other means to finance such diversification, none of which is specifically identifiable or measurable at this time.

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

A summary table of future contractual commitments, for future minimum lease payments under non-cancelable operating leases and employment contracts, and other contractually binding agreements, as of February 28, 2006, are set forth below:

						Total Contractual
	Operating Leases		Employment agreements		Other	Obligations
	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic	Foreign

2006	$406,187	—	$1,488,877	$240,423	—	1,895,064	240,423
2007	397,685	—	1,836,445	4,054	—	2,234,130	4,054
2008	400,444	—	360,382	—		760,826	—
2009	368,507	—	212,714	—		581,221	—
2010	353,001	—	31,208	—	—	384,209	—
	$1,925,824	$—	$3,929,626	$244,477	$—	$5,855,450	$244,477

RELATED PARTIES

Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. FKIWSBR legal services are billed on an arms length transaction basis. We incurred approximately $135,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended February 28, 2006. We incurred approximately $245,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended February 28, 2005, of which $89,000 was capitalized in the Hot Rocket acquisition, $23,000 was reimbursed by one of our insurance providers and $133,000 was expensed in our G&A accounts.

CRITICAL ACCOUNTING POLICY AND ACCOUNTING ESTIMATE DISCUSSION

In accordance with the Commission’s Release Nos. 33-8040 and 34-45149 and FR-60 issued in December 2001, referencing the Commission’s statement “regarding the selection and disclosure by public companies of critical accounting policies and practices”, we have set forth below what we believe to be the most pervasive accounting policies and estimates that could have a material effect on our results of operations and cash flows, if general business conditions or individual customer financial circumstances change in an adverse way relative to the policies and estimates used in the attached financial statements or in any "forward looking" statements contained herein.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Our most significant estimates relate to the accruals for fulfillment redemptions, reserves for uncollectible receivables, recoverability of long-lived assets, and the realizability of deferred tax assets. Additionally, we have potential exposure resulting from pending and/or threatened litigation for which we currently assess no risk and do not provide for loss. No provision for loss has been recorded for the potential of currently unknown actions naming us as defendant in future fiscal periods. Actual results could differ from our estimates.

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

Revenue Recognition, Variable Costs and Bad Debts

We currently earn the most significant portion of our revenue from the E-commerce segment pursuant to marketing agreements with marketing partners and corporate customers. The provisions of each agreement determine the type and timing of revenue to be recorded. We invoice our customers in accordance with the terms of the underlying agreement. Revenue is recognized at the time the marketing activity is delivered, or service is provided, net of an estimated sales allowance, when applicable. Such sales allowance may include an estimate for duplications, invalid addresses, and/or age restrictions that are due from, but have not yet been reported to us by our customers. These sales allowances are recorded as contra-revenue. Our revenues are adjusted in later fiscal periods if actual sales allowances vary from amounts previously estimated. Historically, the variance between actual sales allowances and previously estimated sales allowances has been immaterial. If events were to occur that would cause actual sales allowances (which are recorded as offsets against gross revenue, as contra-revenues, in arriving at reported net revenue) to vary significantly from those originally estimated and reflected in the financial statements, we could suffer material deterioration in future fiscal period gross margins, and, therefore, our profitability, cash flows and capital resources could be adversely affected.

Certain revenue related obligations are recorded at the time revenue is recognized. They include costs payable to other on-line, as well as off-line, media companies for generating registered users and consumer data for us, database fee sharing costs under third-party database use agreements, email message delivery costs, contingent-based prize indemnification coverage (i.e. sweepstakes payout indemnification), estimated premium fulfillment costs related to the respective promotion (if applicable) and all other variable costs directly associated with completing our obligations relative to the revenue being recognized. Our actual premium fulfillment estimates have varied from that which were accrued at the time of recording the related revenue. This is deemed a change in management’s estimate, and we take the additional cost, or benefit, on the accrual adjustment in the fiscal period that the variance is determinable.

Should the Internet operating landscape change resulting in (a) higher costs of acquiring consumer data and registered users for our websites; (b) higher costs of acquiring data for our marketing partners, compromising such marketing partners' ability to maintain adequate sized databases to allow for continued third-party database use agreements; (c) the InfiKnowledge asset acquisition failing to maintain a lower cost of our email delivery activities and web development and web hosting service costs as compared to our competitors, or us being required to depend on third-party emailing service bureaus, to a degree higher, and/or at a cost in excess of our anticipated internally-generated costs, than that currently utilized during the three months ended February 28, 2006; (d) our contingent-based prize indemnification premiums for indemnification coverage increasing due to an increase in the number of prize winners at the sites; (e) our accruals for fulfillment obligations arising out of promotions proving to be less than the actual redemptions processed in subsequent fiscal periods; or (f) unpredictable technology changes or commercial technology applications; then, if any one, or a combination, of the above factors were to materialize we could suffer material deterioration in future fiscal period revenue growth and gross margins and, therefore, our profitability, cash flows and capital resources could be materially adversely affected.

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

Major Customers and Disposition of Majority-owned Subsidiary

During the three month period ended February 28, 2006, we had five customers in our On-line Advertising and Media Services segment accounting for approximately $6.4 million or 37.4% of consolidated net revenues and approximately $5.7 million, or 55.3% of consolidated net accounts receivable as of February 28, 2006. The five customers accounted for 9.2%, 7.6%, 7.3%, 3.2% and 2.7% of consolidated net revenue during such period.

During the three month period ended February 28, 2005, we had nine customers in our E-commerce segment accounting for approximately $3.8 million or 28.5% of consolidated net revenue and approximately $2.8 million or 43% of consolidated net accounts receivable as of February 28, 2005. The nine customers accounted for 7.9%, 3.3%, 3.0%, 2.7%, 2.6%, 2.6%, 2.3%, 2.3% and 2.0% of consolidated net revenue for that three month period.

In the three months ended February 28, 2006, 10.8% of our revenue was derived from our proprietary on-line Personals products compared to 14.6% of our revenue for the three month period ended February 28, 2005.

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

Market Fluctuation and Debt Repayment Risk of Marketable Securities Investment Portfolio

We maintain an investment portfolio that is managed by prominent financial institutions. The portfolio includes high-grade corporate commercial paper and auction rate securities, and common stock equities, all of which are held for varying periods of time, pursuant to maturity dates, market conditions and other factors. The fair value of our investments in the common stock of publicly traded companies as of February 28, 2006 amounted to approximately $2.0 million. These investments are subject to market price volatility, in addition to the potential for business failure at the Company level. Moreover, due to the economic downturn and difficulties that may be faced by some of the companies in which we have investments, our investment portfolio could be further impaired by the failure of such companies to fulfill their responsibility of adhering to the repayment of principal upon maturity. Additionally, our cash flows and interest income could be negatively impacted by Federal Reserve Bank interest rate reductions, if any.

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

There have been no material developments to our legal proceedings, lawsuits and/or other claims since the disclosure thereof in our Annual Report on Form 10-K for the year ended November 30, 2005.

Item 1A. Risk Factors

From time to time, including in this Quarterly Report on Form 10-Q, we publish forward-looking statements, as disclosed in our Disclosure Regarding Forward-Looking Statements, beginning immediately following the Table of Contents of this Quarterly Report. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below are illustrative of the risks and uncertainties that may arise and that may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Quarterly Report on Form 10-Q to reflect events or circumstances occurring after the date of the filing of this report.

We May Not Continue To Pay Dividends On Our Equity Securities.

We have paid a dividend of $0.08 per share of our common stock in each of the last eleven fiscal quarters and have declared a dividend payable on or about May 3, 2006 to holders of record of our common stock at the close of business on April 24, 2006. The declaration of each of such dividends was approved by our Board of Directors upon the conclusion of each quarter. We can give you no assurances that our Board will declare any dividends in future fiscal periods. Any further declarations will depend upon our performance, the level of our then current and retained earnings and other pertinent factors relating to our financial position. You should not rely on any prior approvals of our Board as an indicator of its intent to approve the declaration of any dividends in the future.

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

As a direct-to-consumer marketing company we are subject to a variety of federal, state and local laws and regulations designed to protect consumers that govern certain of our marketing practices, all as more fully described forth in our periodic reports filed pursuant to the Securities Exchange Act of 1934 under the heading “Business - Government Regulation.”

Demand For Our Services May Decline Due To The Proliferation Of "Spam" And Software Designed To Prevent Its Delivery.

Our business may be adversely affected by the proliferation of "spam" and other unwanted Internet solicitations. In response to such proliferation, Internet Service Providers ("ISP's") have been adopting technologies, and individual computer users are installing software on their computers that are designed to prevent the delivery of certain Internet advertising, including legitimate solicitations such as those delivered by us. We cannot assure you that the number of ISP's and individual computer users who employ these or other similar technologies and software will not increase, thereby diminishing the efficacy of our services. In the case that one or more of these technologies are widely adopted or the software widely utilized, demand for our services would decline.

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

We Face Intense Competition In The Marketing Of Our Services and Our Clients’ Products.

We face intense competition in the direct marketing of our services and of clients’ products and services. Many of our competitors are well established, have reputations for success in the development and marketing of services and have significant financial, marketing, distribution, personnel and other resources. These financial and other capabilities permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets and introduce new services.

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

Our executive officers and directors beneficially own 2,275,615 shares of our outstanding common stock representing approximately 16.00% of the total of our outstanding shares before the exercise of any outstanding options. Accordingly, such persons will be able to exercise substantial control in the election of our directors, increases in our authorized capital, our dissolution or merger, or sale of our assets, and otherwise influence the control of our affairs. As a result, potential purchasers may not seek to acquire control of our Company through the purchase of common stock which may tend to reduce the market price of our common stock. In addition, we are subject to provisions of the General Corporation Law of the State of Delaware respecting business combinations which could, under certain circumstances, also hinder or delay a change in control.

Item 1B. Unresolved Staff Comments

NONE

Item 5. Other Information

NONE

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

TRAFFIX, INC.

Date: April 14, 2006	By:	/s/ Jeffrey L. Schwartz

Name: Jeffrey L. Schwartz Title: Chairman and CEO (Principal Executive Officer)

Date: April 14, 2006	By:	/s/ Daniel Harvey

Name: Daniel Harvey Title: Chief Financial Officer (Principal Financial Officer)

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