Form 10-Q
period 2006-05-31
TRAFFIX INC
filed 2006-07-17
CIK 1000297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the Registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act.) YES ☐NO ☒

The number of shares outstanding of the Registrant's common stock is 14,359,171 (as of 07/07/06).

TRAFFIX, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
QUARTER ENDED MAY 31, 2006

ITEMS IN FORM 10-Q
		Page
Part I	Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheets at May 31, 2006 and November 30, 2005	2
	Consolidated Statements of Income for the three and six months ended May 31, 2006 and May 31, 2005	3

	Consolidated Statements of Cash Flows for the six months ended May 31, 2006 and May 31, 2005	5
	Consolidated Statement of Shareholders’ Equity for the six months ended May 31, 2006	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	None

Item 4.	Controls and Procedures	67

Part II	Other Information

Item 1.	Legal Proceedings	68

Item 1A.	Risk Factors	68

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information	72

Item 6.	Exhibits	72

Signatures	73

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

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 31,	November 30,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,354,512	$9,335,723
Marketable securities	15,027,405	18,908,064
Accounts receivable, trade, net of allowance for doubtful accounts of $706,699 at May 31, 2006 and $1,025,661 at November 30, 2005	9,018,402	11,137,275
Deferred income taxes	1,205,571	1,379,877
Prepaid expenses and other current assets	423,878	1,078,621
Total current assets	39,029,768	41,839,560

Marketable securities	2,701,787	2,662,905
Property and equipment, net	2,238,374	2,317,690
Goodwill	7,944,114	6,426,336
Other intangibles, net	1,820,033	2,538,223
Deferred income taxes	391,042	478,050
Total assets	$54,125,118	$56,262,764
Liabilities

Current liabilities:
Accounts payable	$2,722,883	$5,426,797
Accrued expenses	4,755,510	4,269,995
Reserve for customer chargebacks	-	302,175
Due to related parties	231,517	110,076
Income taxes payable	1,251,003	1,009,880
Total current liabilities	8,960,913	11,118,923
Deferred income taxes	225,407	302,465
Total liabilities	9,186,320	11,421,388
Minority interest	217,637	365,637

Commitments and contingencies
Shareholders' equity

Preferred stock - $.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $.001 par value; authorized 50,000,000 shares; issued and outstanding 14,359,171 shares and 14,208,486 shares, respectively	14,359	14,208
Additional paid-in capital	43,658,781	43,584,229
Retained earnings	-	-
Accumulated other comprehensive income	1,048,021	877,302
Total shareholders' equity	44,721,161	44,475,739
Total liabilities and shareholders' equity	$54,125,118	$56,262,764

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005

Net revenue	$18,964,132	$16,257,112	$35,986,944	$29,182,043
Cost of sales	10,421,632	9,360,005	19,990,272	16,646,481
GROSS PROFIT	8,542,500	6,897,107	15,996,672	12,535,562

Selling expenses	1,826,296	1,281,345	3,210,166	2,341,194
General and administrative expenses	5,031,628	3,961,684	9,725,850	7,982,961
Other operating (income) expense	18,517	(189,550)	42,630	(365,355)
Amortization of intangibles	361,817	476,762	723,792	751,924
Depreciation expense	215,200	171,300	429,781	346,246
Bad debt expense	10,026	80,382	94,312	165,607
INCOME FROM OPERATIONS	1,079,016	1,115,184	1,770,141	1,312,985

Other income (expense):

Interest income and dividends	254,380	237,514	496,372	425,337
Realized (losses) gains on marketable securities	-	(11,218)	(18,352)	574,050
Realized gain on sale of subsidiary	-	-	-	195,000
Other non-operating income (expense)	(26,468)	2,326	(22,351)	(6,384)
Minority interest in income of consolidated subsidiary	(87,905)	(150,529)	(288,000)	(248,174)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,219,023	1,193,277	1,937,810	2,252,814

Provision for income taxes	582,062	485,593	878,131	921,849

NET INCOME	$636,961	$707,684	$1,059,679	$1,330,965

Basic earnings per share (Note 4):
Net income	$0.04	$0.05	$0.07	$0.10
Weighted average shares outstanding	14,271,369	13,986,127	14,249,337	13,794,009

Diluted earnings per share (Note 4):
Net income	$0.04	$0.05	$0.07	$0.09
Weighted average shares outstanding	14,487,693	14,233,711	14,451,079	14,245,027
Cash dividends declared per common share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of these financial statements

Net income for the three and six-month periods ended May 31, 2006 included stock-based compensation expense under Statement of Financial Accounting Standards (“SFAS”) 123(R) of $301,095 and $473,335, respectively, with such expense being included in general and administrative expenses. The Consolidated Financial Statements do not reflect any stock-based compensation expense related to employee stock options and non-employee director stock options under SFAS 123(R) in the three and six-month periods ended May 31, 2005 because the Company did not adopt the retrospective recognition provisions of SFAS 123. Proforma net income was $559,440 and $1,064,431 for the three and six-month periods ended May 31, 2005, respectively, inclusive of $224,612 and $403,839, respectively, in proforma stock-based compensation expense, or $0.01 and $0.02, respectively, per proforma diluted share after the related respective proforma tax effect of $76,368 and $137,305. Prior to December 1, 2005, the proforma stock-based compensation disclosure was limited to the notes to the consolidated Financial Statements.

The provision for income taxes includes the income tax benefit from stock-based compensation.

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	May 31,	May 31,
	2006	2005

Cash flows from operating activities:
Net income	$1,059,679	$1,330,965
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,153,573	1,098,170
Stock-based compensation	473,335	-
Reserve for customer chargebacks	-	(58,580)
Provision for uncollectible accounts	94,312	165,607
Deferred income taxes	149,322	448,585
Net losses(gains) on sale of marketable securities	18,352	(574,050)
Gain on sale of subsidiary	-	(195,000)
Minority interest	288,000	248,174
Changes in assets and liabilities of business, net of acquisitions:
Accounts receivable	1,722,387	(4,919,792)
Prepaid expenses and other current assets	654,743	233,816
Accounts payable	(2,703,914)	100,691
Income taxes payable	241,122	443,193
Due to related parties	121,441	(30,635)
Other, principally accrued expenses	648,265	257,386
Net cash provided by (used in) operating activities	3,920,617	(1,451,470)
Cash flows from investing activities:
Purchases of securities	(93,541,141)	(116,093,328)
Proceeds from sales of securities	97,416,008	120,919,416
Proceeds from the sale of a subsidiary	-	195,000
Payment for asset acquisition, net of cash received	(886,503)	(2,931,424)
Capital expenditures	(257,749)	(69,582)
Net cash provided by investing activities	2,730,615	2,020,082
Cash flows from financing activities:
Dividends paid	(2,279,468)	(2,204,028)
Distribution to minority interest holder	(436,000)	(78,896)
Repayment of capital lease obligation	(162,750)	-
Proceeds from stock options exercised	219,215	1,521,117
Excess tax benefits from stock-based compensation	21,346	-
Net cash used in financing activities	(2,637,657)	(761,807)
Effect of exchange rate changes on cash and cash equivalents	5,214	(76,399)
Net increase (decrease) in cash and cash equivalents	4,018,789	(269,594)
Cash and cash equivalents, beginning of period	9,335,723	7,553,285
Cash and cash equivalents, end of period	$13,354,512	$7,283,691

See Notes (1), (2) and (11) for a summary of noncash investing and financing activities.

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED MAY 31, 2006
(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amounts	Capital	Earnings	Income(Loss)	Equity

Balance, November 30, 2005	14,208,486	$14,208	$43,584,229	$-	$877,302	$44,475,739

Net income for the six months ended May 31, 2006				1,059,679		1,059,679

Unrealized gains on available-for-sale securities					14,013	14,013
Foreign Currency Translation adjustment					156,706	156,706
Stock-based compensation expense			473,335			473,335
Dividends declared			(1,219,789)	(1,059,679)		(2,279,468)
Stock option exercises	47,331	47	219,168			219,215
Tax benefit from exercise of stock options			21,346			21,346
Common stock issued in connection with prior year acquistion	103,354	104	580,492			580,596
Balance, May 31, 2006	14,359,171	$14,359	$43,658,781	$-	$1,048,021	$44,721,161

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2005. The results of operations for the three and six-month periods ended May 31, 2006 are not necessarily indicative of the results to be expected for the subsequent quarters or the full fiscal year ending November 30, 2006.

Certain prior year amounts in the unaudited consolidated financial statements have been reclassified to conform with the current year presentation. Specifically, effective December 1, 2005, the Company’s Chief Operating Decision Maker (“CODM” - a committee consisting of Company executive employees and certain Audit Committee members), modified the way it assesses the operations and performance of the Company’s single operating segment, and the resulting allocation of resources, resulting from such assessment, in seeking the optimal potential return on those resources. As a result of this modification certain elements of the May 31, 2005 financial statements and notes thereto were reclassified to correlate to the way the CODM currently receives information on the Company’s Online Advertising and Media Services operations. The income before provision for income taxes, provision for income taxes and net income for the three and six-month periods ended May 31, 2005 were not affected by the reclassification resulting from the CODM’s re-assessment of analyzing operations.

The Company had previously reported to the CODM a portion of the operating expenses of our Canadian subsidiary to be an item of cost of sales (the primary portion of the reclassified accounts were included under the heading “Email marketing and related delivery costs” in the May 31, 2005 Form 10-Q’s Managements’ Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), representing the non-third party email marketing and promotion costs which totaled $1,812,539 for the six months ended May 31, 2005). The remaining portion of the Company’s Canadian subsidiary’s operating expenses was considered as a single item of the Company’s general and administrative expenses (included under the heading “Site development, maintenance and modifications” in the May 31, 2005 Form 10-Q MD&A, which totaled $683,574 for the six months ended May 31, 2005, and represent an additional component of the accounts reclassified). The prior year’s subsidiary overhead allocation was percentage-based and did not meet the detailed granular operating measurement requirements of the CODM. As a result of this analysis, the component items of the Canadian subsidiary’s operating expenses were re-assessed, and determined that they were all fixed or variable overhead accounts, and would provide more clarity in assessing operations when reported to the CODM as such. Therefore, the prior period statement of income was reclassified to conform to the current period presentation, and reflects all of the Canadian subsidiary’s operating expenses (with the exception of Internet Game Development salaries) grouped with the Company’s general and administrative overhead/expense account grouping as detailed in the MD&A. Additionally, a portion of depreciation and amortization expense had previously been grouped with cost of goods sold (primarily a portion of the Canadian subsidiary’s depreciation and amortization) with the balance being grouped with general and administrative expenses. The CODM now receives income statements with depreciation and amortization expense as separate line items on its face, and accordingly the financial statement presentation was modified to agree to the CODM presentation. All periods were reclassified for the items described above. The following table sets forth the income statement line item components affected by the reclassifications:

	Three months
	ended May 31,
	2005	Reclassifications	As revised

Income Statement
Net revenue	$16,610,569	$(353,457)	$16,257,112
Cost of sales	10,526,749	(1,166,744)	9,360,005
Gross profit	6,083,820	813,287	6,897,107

Selling expenses	974,120	307,225	1,281,345
General and Administrative expenses	3,914,134	47,550	3,961,684
Other operating (income) expense	-	(189,550)	(189,550)
Amortization of intangibles	-	476,762	476,762
Depreciation expense	-	171,300	171,300
Bad debt expense	80,382	-	80,382
Income from operations	$1,115,184	$-	$1,115,184

	Six months
	ended May 31,
	2005	Reclassifications	As revised

Income Statement
Net revenue	$29,886,385	$(704,342)	$29,182,043
Cost of sales	18,941,119	(2,294,638)	16,646,481
Gross profit	10,945,266	1,590,296	12,535,562

Selling expenses	1,791,295	549,899	2,341,194
General and Administrative expenses	7,675,379	307,582	7,982,961
Other operating (income) expense	-	(365,355)	(365,355)
Amortization of intangibles	-	751,924	751,924
Depreciation expense	-	346,246	346,246
Bad debt expense	165,607	-	165,607
Income from operations	$1,312,985	$-	$1,312,985

The income statement reclassifications principally reflect the separate presentation, or reallocation of account groupings, of amounts previously included in cost of sales, selling expenses and general and administrative expenses. Selling salaries were reclassified from general and administrative expenses based on a current and retroactive study of the respective employee services performed in all periods presented. Amortization and depreciation expense had previously been partially classified with cost of sales and general and administrative expenses and are now classified as single line items below cost of sales.

Certain reclassifications were made to the income statement presentation previously included in the Company’s Form 10-Q for February 28, 2006 and 2005. Such reclassification was related to the reclassification of selling salaries from general and administrative expenses based on a current and retroactive study of the respective employee services performed in all periods presented.

	Three months
	ended February 28,
	2006	Reclassifications	As revised

Income Statement
Net revenue	$17,022,812	$-	$17,022,812
Cost of sales	9,568,640	-	9,568,640
Gross profit	7,454,172	-	7,454,172

Selling expenses	1,004,009	379,861	1,383,870
General and Administrative expenses	5,074,083	(379,861)	4,694,222
Other operating (income) expense	24,113	-	24,113
Amortization of intangibles	361,975	-	361,975
Depreciation expense	214,581	-	214,581
Bad debt expense	84,286	-	84,286
Income from operations	$691,125	$-	$691,125

	Three months
	ended February 28,
	2005	Reclassifications	As revised

Income Statement
Net revenue	$12,924,931	$-	$12,924,931
Cost of sales	7,286,476	-	7,286,476
Gross profit	5,638,455	-	5,638,455

Selling expenses	817,175	242,674	1,059,849
General and Administrative expenses	4,263,951	(242,674)	4,021,277
Other operating (income) expense	(175,805)	-	(175,805)
Amortization of intangibles	275,162	-	275,162
Depreciation expense	174,946	-	174,946
Bad debt expense	85,225	-	85,225
Income from operations	$197,801	$-	$197,801

During the six months ended May 31, 2006 and 2005, options for 47,331 shares and 436,748 shares of the Company’s common stock, respectively, were exercised by its employees and directors. Tax benefits of $21,346 and $340,881 in the six months ended May 31, 2006 and 2005, respectively, resulting from the exercise of these options, were recorded as an increase to additional paid-in capital and a reduction of income taxes currently payable.

Recent Accounting Pronouncements

There have been no material changes to the pronouncements that affect the Company, as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

During the six months ended May 31, 2006, specifically effective December 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). See notes 2 and 3 for additional disclosure on SFAS 123R.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are included in its Form 10-K for the year ended November 30, 2005. As described above in Note 1 and further described below in Note 3 to its Consolidated Financial Statements, the Company adopted SFAS 123R effective December 1, 2005. During the six months ended May 31, 2006, there were no other significant changes in the Company’s accounting policies.

Transactions with Major Customers and Other Revenue Concentrations

In prior fiscal periods the significant portion of the Company’s revenue was dependent on a limited number of major customers. The Company has been modifying the structure and form of its business methods and practices, and through diversification of its revenue drivers, the Company continues to move away from the significant customer(s) reliance business model. As a result of the Company’s business planning and diversification, the three and six-month periods ended May 31, 2006 did not include any single customer which equaled or exceeded 10% of the Company’s consolidated net revenue. The Company’s six largest customers during the six months ended May 31, 2006 accounted for 8.1%, 6.8%, 5.9%, 4.4%, 3.5.% and 2.4% of consolidated net revenues during such period. During the three and six months ended May 31, 2005, one customer accounted for approximately $2.2 and $3.2 million, or 13.2% and 10.8% of consolidated net revenues, respectively.

During the three and six months ended May 31, 2006, 9.8% and 10.3% of the Company’s revenue was derived from its proprietary Personals service, iMatchUp.com., as compared to 14.1% and 14.5% of revenue during the comparable prior year’s periods.

Stock-based Compensation

Effective December 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and six-month periods ended May 31, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after December 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which range from immediate vesting to vesting over a three year period. Prior to the December 1, 2005 adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 3 to the Unaudited Consolidated Financial Statements for a further discussion on stock-based compensation.

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

	Six Months Ended
	May 31,	May 31,
	2006	2005
Supplemental Cash Flow Disclosures
Cash paid during the six months ended for:
Income taxes paid, net of refunds	$466,251	$17,293

Non-cash Investing and Financing Activities

Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. For the six months ended May 31, 2006 and May 31, 2005, non-cash activities included the following items:

Investing Activities:

	May 31,	May 31,
Stock Issued in connection with Acquisition (Also see notes 7 and 8)	2006	2005

Hot Rocket Marketing, Inc. - January 21, 2005		$682,280

Hot Rocket Marketing, Inc. - January 31, 2006 (1)	$580,596

(1) The shares were issued on May 10, 2006.

Non-cash investing activities for marketable securities relating to unrealized gains and losses were $51,442 and $645,290, for the six months ended May 31, 2006 and 2005, respectively.

3. Stock-Based Compensation

The Company’s shareholder-approved Sixth Amended and Restated 1996 Employee Incentive Plan (the “Plan”) provides for the granting of incentive stock options, non-qualified stock options and/or the issuance of restricted stock for up to 6,768,430 shares of our common stock. As of May 31, 2006, all Plan activity was for the granting of non-qualified stock options. To date, no incentive stock options have been granted and no restricted stock has been issued. Certain grants have been issued that include performance-based vesting criteria. No performance based awards have been granted during the six months ended May 31, 2006. Options have five to ten year contractual terms and generally vest based on 0 to 3 years of continuous service.

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

The total expense related to this Plan was $301,095 and $473,335 for the three and six-month periods ended May 31, 2006, respectively. The total related income tax benefit recognized on the income statement was $103,215 and $162,623, for the three and six-month periods ended May 31, 2006, respectively.

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

Effective December 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and six-month periods ended May 31, 2006 included compensation expense for all stock-based compensation awards granted prior to, but remained unvested as of, December 1, 2005. Compensation expense was based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123.

Stock-based compensation expense for all stock-based compensation awards granted after December 1, 2005 is based on the grant-date fair value estimated on that date using the Black-Scholes option-pricing model with assumptions noted on the table set forth below under the header “Stock Option Valuation and Expense Information under SFAS No. 123(R)”. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, for which the Company uses the related weighted-average vesting term. The Company uses an estimated forfeiture rate in the valuation model for the six-month period ended May 31, 2006. The estimate is based on historical employee option exercise and employee termination experience. The Company has identified separate groups of optionees that exhibit similar option exercise behavior and has considered them as separate groups in the valuation model.

As a result of our December 1, 2005 adoption of SFAS 123R, the impact to the Company’s Consolidated Financial Statements for the three and six-month periods ended May 31, 2006 on income before income taxes and on net income for the three and six-month periods ended May 31, 2006 were reductions of $301,095 and $473,335 and $197,880 and $310,712, respectively, when comparing what results would have been if it had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three and six-month periods ended May 31, 2006 was $0.01 and $0.02 per share, respectively. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

Pro Forma Information under SFAS No, 123

Pro forma information regarding the effect on the net income and basic and diluted earnings per share for the three and six-month periods ended May 31, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123, are as follows:

	Three months ended	Six months ended
	May 31,	May 31,
	2005	2005

Net income	$707,684	$1,330,965
Less: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(148,244)	(266,534)
Pro forma Net income, as adjusted	$559,440	$1,064,431
Basic earnings per share:
As reported	$0.05	$0.10
Pro forma	$0.04	$0.08
Diluted earnings per share:
As reported	$0.05	$0.09
Pro forma	$0.04	$0.07

Stock Option Valuation and Expense Information under SFAS No. 123(R)

The Company calculated the fair value of each option grant on the date of the grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123(R) using the following assumptions:

	Six Months Ended
	May 31,	May 31,
	2006 (1)	2005

Expected life (years)	4.82	4.00
Risk-free interest rate	4.47%	3.40%
Expected volatility	109.00%	54.00%
Dividend yield	6.17%	10.70%

(1) The fair value calculation was based on stock options granted during the period.

The volatility assumption is based on the weighted average for the most recent five-year term volatility measurements of the Company’s stock. Prior to December 1, 2005, the Company had used its historical stock price volatility in accordance with SFAS No. 123 for purposes of its pro forma information. The risk-free interest rate assumption is based upon various short term U.S. Treasury rates, as of the month of the grants.

The expected life of employee and director stock options represents the weighted average of the result of the “simplified” method applied to “plain vanilla” options granted during the period December 1, 2005 to May 31, 2006, all as provided for in Staff Accounting Bulletin No. 107 (“SAB 107”).

The stock-based compensation expense recognized in the consolidated statement of operations for the three and six-month periods ended May 31, 2006 is based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to December 1, 2005, the Company had established estimates for forfeitures.

During the three and six-month periods ended May 31, 2006, stock-based compensation expense, net, related to the Plan was allocated as follows:

	Three Months	Six Months
	Ended	Ended
	May 31,	May 31,
	2006	2006

General and administrative expenses	$301,095	$473,335

Stock-based compensation expense before income taxes	301,095	473,335
Income tax benefit	(103,215)	(162,623)
Total stock-based compensation expense after income taxes	$197,880	$310,712

Stock Options

The status of the Plan during the six months ended May 31, 2006 was as follows:

	May 31, 2006
			Average
		Weighted	Remaining
		Average	Contractual	Average
	Number of	Exercise	Term	Intrinsic
	Options	Price	(in years)	Value

Options outstanding, beginning of period	3,140,359	$5.65
Granted	142,500	5.41
Exercised	(47,331)	4.63
Forfeited	(51,167)	5.86

Options outstanding, end of period	3,184,361	$5.65	5.7	$1,885,598

Vested and expected to vest at May 31, 2006	3,174,536	$5.65	5.7	$1,879,780
Exercisable at May 31, 2006	2,721,012	$5.49	5.7	$1,839,437

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on May 31, 2006, the last trading day of the second quarter of Fiscal 2006, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on May 31, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the six months ended May 31, 2006 was $62,782. Total fair value of options vested and expensed was $310,712, net of tax, for the six months ended May 31, 2006. The weighted-average grant-date fair value of options granted during the six months ended May 31, 2006 was $3.14.

A summary of the status of the Corporation’s nonvested shares as of May 31, 2006, and changes during the six months ended May 31, 2006 is set forth below:

	May 31, 2006
	Number of Options	Weighted Average Grant-date Fair Value
Nonvested
Options

Nonvested Options outstanding, beginning of period	568,852	$1.39
Granted	142,500	3.14
Vested	(240,000)	2.07
Forfeited	(8,003)	1.39
Nonvested Options outstanding, end of period	463,349	$1.58

As of May 31, 2006, there was $416,864 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 8.2 months, to be expensed through the first quarter of the fiscal year ending November 30, 2009.

The following table summarizes information about the Company’s stock options outstanding at May 31, 2006:

Range of Exercise Prices	Number of options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of options Exercisable	Weighted Average Exercise Price
$1.72-$2.50	219,797	4.7	$2.34	219,797	$2.34
$2.63-$3.85	288,083	5.6	3.15	288,083	3.15
$4.22-$6.22	1,792,481	5.6	5.62	1,579,636	5.60
$6.35-$9.38	846,500	6.1	7.12	595,996	7.07
$11.31-15.57	37,500	1.0	12.67	37,500	12.67

$1.72-$15.57	3,184,361	5.7	$5.65	2,721,012	$5.50

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the weighed average assumptions included on the table above, under the header “Stock Based Option Valuation and Expense Information under SFAS 123(R)”.

4. Earnings Per Share

  The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:
	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005

Denominator:
Denominator for basic earnings per share- weighted average shares	14,271,369	13,986,127	14,249,337	13,794,009
Effect of dilutive securities:
Stock options	216,324	247,584	201,742	451,018
Denominator for diluted earnings per share-adjusted weighted average shares	14,487,693	14,233,711	14,451,079	14,245,027

Options to purchase 1,862,150 and 2,135,401 shares of common stock for the three months ended May 31, 2006 and 2005, respectively, and 2,115,150 and 2,082,401 for the six months ended May 31, 2006 and 2005, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

5.  Comprehensive Income (Loss)

The Company presents foreign currency translation adjustments and unrealized gains and losses on its marketable securities (net of tax, when applicable) as a component of “comprehensive income (loss)” and are presented below:

	Three Months Ended		Six Months Ended
	May 31, 2006	May 31, 2006	May 31, 2006	May 31, 2006

Net Income	$636,961	$707,684	$1,059,679	$1,330,965
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	74,938	(51,152)	156,706	(147,091)
Unrealized gain (loss) from available-for-sale securities, arising during the period, net of income taxes of $25,005 and ($9,929) for May 31, 2005 and $-0- for May 31, 2005	(58,533)	(18,410)	14,013	(60,024)
Add: reclassification adjustment for gains realized in net income, net of tax effect of $224,684	-	-	-	(360,584)

Comprehensive income	$653,366	$638,122	$1,230,398	$73,266

6. Advertising and Marketing

The Company’s advertising and marketing costs, incurred in the advertising and marketing of the Company’s and its clients’ products, services and promotional offers, have historically been comprised of the costs associated with the purchase of online consumer data (including registered users to the Company’s websites) and the costs associated with the transmission of email marketing messages by external third-party vendors. During the period July 1, 2004 to May 31, 2006, pursuant to the acquisition of SendTraffic.com, Inc., the Company included the costs of its search engine marketing optimization activities in its advertising and marketing cost accounts. Furthermore, during the period January 21, 2005 to May 31, 2006, pursuant to the acquisition of Hot Rocket Marketing, Inc., the Company included the costs of direct purchases of online advertising space, which is resold on a performance return basis. All above referenced costs are charged to operations (1) at the time of the email transmission, (2) upon receipt of the qualified consumer data, (3) at the time the search engine marketing optimization liability is incurred, and/or (4) at the time the online advertising space is purchased, respectively, and all are included as components of the Company’s cost of sale accounts.

Total advertising and marketing costs included in cost of sales for the three months ended May 31, 2006 and 2005 were approximately $10.4 million and $9.4 million, respectively, and for the six months ended May 31, 2006 and 2005 were approximately $20.0 million and $16.6 million, respectively.

7. Recent Asset Acquisitions

Fiscal 2005 Acquisition

On January 21, 2005, the Company, through its wholly owned subsidiary, Hot Rocket Acquisition Corp., acquired all of the intangible assets of Hot Rocket Marketing Inc. and Clockwork Advertising Inc. (collectively “Hot Rocket”), corporations in the business of buying and selling performance based online advertising space for third parties, as well as providing such services to the sales activities of the consolidated entity. The Hot Rocket acquisition has broadened the Company’s reach into the Internet direct marketing arena, which continues to allow for expanded client relationships and various other synergistic possibilities, such as adding value to the Company’s core operations by the enhancement of its current and developing marketing programs.

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

In addition to the initial purchase price of the acquisition, we agreed to pay Hot Rocket a contingent purchase price of up to $12.5 million if Hot Rocket generates an aggregate of $27 million in EBITDA (as quantified in the Agreement) over the four year period following the closing. The Company determined, in accordance with the terms of the acquisition agreement, that for the period February 1, 2005 to January 31, 2006, the Company was liable for a combined additional purchase price payment of $1.467 million, which has been settled by a cash payment of approximately $0.886 million made on May 9, 2006, and an issuance of 103,354 shares on May 10, 2006 (then having a fair market value of approximately $0.581 million). Future contingent payments made, if any, will be treated as additional purchase price and included as an addition to goodwill.

At May 31, 2006, the Company determined that at the current rate of growth recognized by Hot Rocket, it is probable that the second anniversary tier of contingent payment will be attained within the first measurement period, which ends February 28, 2007. As of May 31, 2006, based on the lack of absolute certainty as to the second anniversary additional purchase price liability, the Company has not recorded any additional contingent payments at this time.

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

8. Goodwill and Identifiable Intangibles Assets

The gross carrying value of goodwill and the gross carrying value and accumulated amortization of other intangibles are as follows:

	As of May 31, 2006		As of November 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Unamortized intangible assets:
Goodwill	$7,944,114		$6,426,336

Amortizable Intangible Assets:
GroupLotto identifiable intangibles:
GroupLotto Site Brand Recognition	$722,922	$703,100	$722,922	$630,808
GroupLotto Database	433,754	421,861	433,754	378,486
Intellectual Property Assets	289,169	281,240	289,169	252,323
Marketing Right License Fee	252,915	114,381	252,915	80,590

Infiknowledge identifiable intangibles:
Internet Game Suite	278,591	247,993	263,241	207,717
Intellectual Property Assets	208,944	185,995	197,430	155,788
Market Position Acquired	232,159	206,660	219,367	173,098

Thanksmuch identifiable intangibles:
Profiled customer data	50,000	50,000	50,000	50,000
Restrictive Covenants	10,000	9,878	10,000	8,878

SendTraffic identifiable intangibles:
Restrictive Covenants	523,109	322,109	523,109	221,609
Software	963,951	568,395	963,951	420,118

Hot Rocket identifiable intangibles
Restrictive Covenants	569,394	155,318	569,394	98,379
Software	1,012,257	460,202	1,012,257	291,492

Total amortizable intangible assets	$5,547,165	$3,727,132	$5,507,509	$2,969,286

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

The future Online Media and Advertising Services activities intangible amortization expense for the next five fiscal years is estimated to be as follows:

	2006	2007	2008	2009	2010

GroupLotto Identifiable
Intangible amortization:
Site Brand Recognition	$19,822	$—	$—	$—	$—
Database	11,893	—	—	—	—
Intellectual Property Assets	7,929	—	—	—	—
Licenses	30,062	52,667	45,805	10,000	—
	$69,706	$52,667	$45,805	$10,000	$—

Infiknowledge Identifiable
Intangible amortization:
Internet Game Suite	$28,076	$1,577	$527	$418	$—
Intellectual Property Assets	21,057	1,183	395	315	—
Market Position Acquired	23,397	1,314	439	348	—
	$72,530	$4,074	$1,361	$1,081	$—

ThanksMuch Identifiable
Intangible amortization:
Restrictive Covenants	$122	$—	$—	$—	$—
	$122	$—	$—	$—	$—

SendTraffic Identifiable
Intangible amortization:
Restrictive Covenants	$100,500	$100,500	$—	$—	$—
Software	148,277	234,898	12,381	—	—
	$248,777	$335,398	$12,381	$—	$—

Hot Rocket Identifiable
Intangible amortization:
Restrictive Covenants	$56,939	$113,879	$113,879	$113,879	$15,500
Software	168,710	337,418	45,927	—	—
	$225,649	$451,297	$159,806	$113,879	$15,500

Summary of Identifiable
Intangibles:
GroupLotto:	$69,706	$52,667	$45,805	$10,000	$—
Infiknowledge:	72,530	4,074	1,361	1,081	—
ThanksMuch:	122	—	—	—	—
Hot Rocket:	225,649	451,297	159,806	113,879	15,500
SendTraffic:	248,777	335,398	12,381	—	—

Totals	$616,784	$843,436	$219,353	$124,960	$15,500

9. Income Taxes

The Company’s income tax provision for the three and six months ended May 31, 2006 was approximately $582,000 and $878,000, respectively, and includes $553,000 and $809,000 of expense related to the current year’s three and six month operations and approximately $29,000 and $69,000 of period expense related to an increase in the Company’s estimates related to tax audits.

The Company’s income tax provision for the three and six months ended May 31, 2005 was approximately $486,000 and $922,000, respectively, and includes $439,000 and $829,000 of expense related to the current year’s three and six month operations and approximately $47,000 and $93,000 of period expense related to an increase in the Company’s estimates related to tax audits.

The effective income tax rate for the three and six months ended May 31, 2006 was 47.7% and 45.3%. This differs from the Company’s estimated annual effective income tax rate of 30.0% as recognized in the fiscal year ended November 30, 2005, due primarily from permanent differences between book and taxable income and additions to our tax audit reserves during the three and six months ended May 31, 2006, and other items described below. During the fiscal year ended November 30, 2005, the Company closed out certain state tax audits, where the final settlement was less than that which was accrued, and the effective rate for Fiscal 2005 reflected such benefit.

Estimated Annual Effective Income Tax Rate. The estimated annual effective income tax rate for 2006 differs from the U.S. federal statutory income tax rate of 34% as follows:

	Fiscal Year	Fiscal Year
	2006 (1)	2005 (2)

Income tax expense at U.S. federal statutory rate	34.0%	34.0%
State income taxes, net of U.S. federal impact	5.3%	0.6%
Impact of foreign operations	1.5%	0.3%
Increase (decrease) in tax contingencies	2.8%	-7.7%
Other, including non-deductible expenses	1.7%	2.8%

	45.3%	30.0%

(1)	Estimated annual effective income tax rate for the year ending November 30, 2006.

(2)	Annual effective income tax rate for the year ended November 30, 2005.

The “State income taxes, net of U.S. federal impact” item above primarily reflects state income-based taxes, and to a lesser degree franchise tax and minimum tax expense, net of related federal benefit which the Company expects for the year. The Company currently has a significant valuation allowance against state net operating loss carryforwards.

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

Nasco Corporate Finance Consultants, LLC, Todd Cook et al.

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

The case was settled in June 2006. Pursuant to the settlement agreement, the claims against the Company are being dismissed with prejudice, with the Company making no payments and the Company’s claims being dismissed with prejudice after completion of agreed-upon payments by the defendants of a portion of the Company’s claim.

11. Subsequent Events

On July 11, 2006, the Company’s Board of Directors declared a dividend of $0.08 per share on the outstanding shares of the Company’s common stock for the quarter ended May 31, 2006. Such dividend is payable on or about August 10, 2006 to holders of record of such shares at the close of business on August 1, 2006. The Company can give no assurance that its Board will declare any dividends in future fiscal periods. Any further declarations will depend upon the Company’s performance, the level of its then current and retained earnings, if any, available capital and projected capital requirements necessary for operations, and other pertinent factors. You should not rely on any prior approvals of the Company’s Board as an indicator of its intent to approve the declaration of any dividends in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements and information relating to the Company that are based on the current beliefs, expectations and estimations of Management, as well as assumptions made by and information currently available to the Company. When used in this Management's Discussion and Analysis, and elsewhere in this Form 10-Q, the words “anticipate", “believe", “estimate", “continue”, and “expect", and variations of such words and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such statements are not guarantees of future performance, but reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions, which could cause the actual results to differ materially from those reflected in the forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Overview

We are a leading Internet media and marketing company that provides complete end-to-end marketing solutions for our clients, which include advertisers, direct marketers, and agencies, seeking to increase sales and customer contact through online marketing channels. The services we offer include the development of a complete creative promotion used to market our client's product and/or service to consumers online, including the use of Search Engine Marketing Optimization. In the provision of our client services, we use all major online marketing channels, including email promotions to generate new customers for our clients; we deliver data files indicating the results of the email promotions; we create and host customized websites and/or web pages to facilitate consumer transactions for our clients; we generate comprehensive reporting of the website activity allowing our clients to analyze the effectiveness of the promotion; and we provide revenue generating potential for our clients through affiliate marketing opportunities. We use this media platform to generate customers, sales and leads for our own service offers, in addition to our clients. We generate revenue for our clients primarily on a performance-based model, under which we record revenue upon the successful delivery to our client of a qualifying lead, customer, survey, completed application, ultimate sale or the delivery of some other measurable marketing benefit.

We also generate revenue directly from consumers through our “direct-to-consumer” business, which includes our online personals service known as iMatchUp.com.

On January 21, 2005, we, through our wholly owned subsidiary, Hot Rocket Acquisition Corp., acquired all of the intangible assets of Hot Rocket Marketing Inc. and Clockwork Advertising Inc. (collectively “Hot Rocket”), corporations in the business of buying and selling performance based online advertising space for third parties, as well as providing such services to the sales activities of our consolidated entity. The Hot Rocket acquisition has broadened our reach into the Internet direct marketing arena, which continues to allow for expanded client relationships and various other synergistic possibilities, such as adding value to our core operations by the enhancement of our current and developing marketing programs conducted in our Online Advertising and Media Services activities.

The initial purchase price for the Hot Rocket acquisition was approximately $3.8 million and was comprised of $3.1 million in cash, $0.7 million (or 113,821 shares) of our common stock and transaction fees approximating $0.1 million. Pursuant to an independent third party valuation, the reported purchase price was allocated as follows: approximately $2.2 million of goodwill and $1.6 million of identifiable intangibles. There were no tangible assets acquired.

In addition to the initial purchase price of the acquisition, we agreed to pay Hot Rocket a contingent purchase price of up to $12.5 million if Hot Rocket generates an aggregate of $27 million in EBITDA (as quantified in the Agreement) over the four year period following the closing. We determined, in accordance with the terms of the acquisition agreement, that for the period February 1, 2005 to January 31, 2006, we were liable for a combined additional purchase price payment of $1.467 million, which has been settled by a cash payment of approximately $0.886 million made on May 9, 2006, and an issuance of 103,354 shares issued on May 10, 2006 (then having a fair market value of approximately $0.581 million). Future contingent payments made, if any, will be treated as additional purchase price and included as an addition to goodwill.

At May 31, 2006, we determined that at the current rate of growth recognized by Hot Rocket, it is probable that the second anniversary tier of contingent payment will be attained within the second measurement period, which ends February 28, 2007. As of May 31, 2006, based on the lack of absolute certainty as to the second anniversary additional purchase price liability, we have not recorded any additional contingent payments at this time.

The personals component of our “direct-to-consumer” services generated approximately $1.9 million and $3.7 million, or 10% and 10% of our revenue, during the three and six months ended May 31, 2006, as compared to approximately $2.3 million and $4.2 million, or 14% and 14% of our revenue, during the prior year’s comparable fiscal periods.

We made one asset acquisition in each of Fiscal 2004 and 2005. The productive assets acquired through these asset acquisitions accounted for approximately $7.0 million and $14.4 million of our consolidated revenues, and approximated 37% and 40% of consolidated revenues during the three and six months ended May 31, 2006 when compared to $4.2 million and $6.5 million during the prior year’s comparable periods, which approximated 26% and 22% of consolidated revenues. Such asset acquisitions are described in more detail below, and further described in the preceding notes to the May 31, 2006 unaudited consolidated financial statements included herein.

Background

From our inception in 1993 (under the name "Quintel Communications, Inc.") through 1999, we generated the bulk of our revenue from direct marketing using the traditional media of television, postal mail and telemarketing. In 2000, we repositioned our direct marketing business to the online media of the Web. Applying the marketing disciplines honed from our years of operating in the "off-line" media arena, we have been able to provide enhanced response-based results in a cost-effective and scaleable manner via online marketing. During December 1995, we completed our initial public offering of common stock, which is publicly traded and is reported on the NASDAQ National Market under the symbol “TRFX”.

Online Advertising and Media Services

We own and operate a variety of Internet websites featuring specialized content such as online dating, downloadable music, recipes, greeting cards, automobile information, DVD promotions, and other theme based content. We generate traffic to our websites from advertising on third-party Internet media (i.e., search engines, email, banner advertisements) and through cross-marketing within our own online media. Our Web properties and our marketing activities are designed to generate real-time response-based marketing results for our corporate clients. When visiting our online properties, consumers are given the opportunity to purchase, sign-up for, ask to be contacted regarding, or simply indicate an interest in, hundreds of offers for various products and services. Specifically, through these interactive Web properties we generate a variety of transactional results ranging from (a) Web traffic, (b) inbound telemarketing calls, (c) outbound telemarketing leads, (d) demographically/psychographically profiled lists of consumers, (e) highly-targeted customized response-based leads, (f) completed applications for products, and (g) sales of our clients’ products and services.

Online Advertising - Website Advertising

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

Our PrizeDistributors, Inc. sponsored group of websites offers consumers the opportunity to win up to $1 million daily in our free, online sweepstakes. The sweepstakes prizes are indemnified by an independent, third-party agency. In order to play, each consumer must provide complete and accurate registration information and agree to receive ("opt-in") marketing messages from us and our marketing partners.

We own and operate several other websites such as Music of Faith.com, AtlasCreditGroup.com, TheBargainSpot.com, AltasAutomotiveGroup.com, EZGreets.com, GameFiesta.com, PrizeAmerica.com and LoveFreeGames.com. Each of these sites is designed to appeal to a specific consumer interest category that we matched with client promotions that appeal to such interest category.

Online Advertising - Email Marketing Programs

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

Results Analysis. Subsequent to a campaign being fully implemented, we continually analyze the marketing results to gauge whether the campaigns are generating adequate results for the client, whether the media is being utilized cost-efficiently, and to determine whether new and different copy is yielding better overall results. These are traditional direct-marketing disciplines that we apply and that, we believe, distinguish us from many of our competitors in the online marketing industry.

Affiliate Marketing. Our affiliate marketing business commenced in late Fiscal 2005 under the name of RocketProfit.com, where publishers and advertisers can make available to themselves countless unique and exclusive deals, customized promotions, high payouts, detailed tracking capabilities and significant multi-level customer support.

Syndication. After we develop a campaign that works efficiently on our own media, we sometimes "syndicate" the program to third-party media. Typically, we have expended time, media and other costs in developing certain campaigns. In exchange for this invested effort, we obtain the right to market those campaigns to other online media companies. We believe that with syndicated offers we can leverage campaigns we have developed so that in future fiscal periods we can generate additional revenue with reduced costs and risks associated with such business extension.

Online Advertising - Internet Media Performance Based Sales

Pursuant to our January 21, 2005 acquisition of Hot Rocket Marketing, Inc., we generate revenues from the resale, on a performance basis, of fixed price Internet Media Advertising space.

Online Advertising - Data Sales, rentals and list management

We also generate revenues from the sales, rentals and management (for use both online and off-line) of our proprietary, profiled databases. Such revenue is included in our Online Advertising and Media Services revenue in the Online Advertising revenue line item component.

Search Engine Marketing

Our search engine marketing company, SendTraffic, develops and manages search engine marketing (SEM) campaigns for our third party advertising clients, as well as for our own proprietary websites. Using a proprietary technology called Marketing Dashboard, we build, manage and analyze the effectiveness of hundreds of thousands of pay per click (PPC) keywords in real time across each of the major search engines, like Google, Yahoo and MSN. SendTraffic pays the search engines directly for the traffic, and generates revenue by billing search engine costs, plus a marketing services fee to the advertising client. We also perform search engine optimization (SEO) services, for which advertising clients are billed a monthly retainer fee.

Personals

We introduced several new business units during the past three fiscal years, and continued to expand a portion of these new business units in Fiscal 2005, specifically our online Personals program conducted over the Internet. The Personals business is designed as a monthly recurring billing program, with various memberships to our Personals program, iMatchUp.com. Revenue from our Personals businesses is generated by directly billing consumers.

Internet Game Development

Our Canadian subsidiary, Infiknowledge, ULC, performs work for hire services in the production of Internet games for third party vendors, and participates in royalties related to the development, launch and successful commercialization of such Internet games.

Our expansion in, and dependence on, our online direct marketing efforts, coupled with the potential for state and/or federal legislation limiting our ability to contact consumers online should all be considered when referring to our current fiscal year’s results, as well as prior years’ historical results, in evaluating the potential for our future operations, cash flows, and financial position.

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

Basis of Presentation

Certain amounts for the prior periods that are presented in the accompanying consolidated financial statements and referred to in the discussions below, have been reclassified in order to conform to the current period presentation. Also see Note 1 to the Consolidated Financial Statements.

Segment Information

    In classifying the financial information for our operating activities, we rely primarily upon the evaluations of the chief operating decision maker (CODM) and executive management in deciding how to allocate our resources and assess our performance. Disclosure is also required about products and services, geographic areas and major customers. We operate in one segment, Online Advertising and Media Services. At December 1, 2005, management realigned the way we view operations and modified the format that we distribute reports and information to the CODM. In accordance with such realignment, the LEC Billed Products and Services segment, which was principally inactive from the period December 1, 2004 to present, has been removed as a separate segment from its CODM reporting and therefore our financial disclosure. For the May 31, 2006 and 2005 three and six-month periods, the terminated LEC segment’s immaterial-operating-activity is included on our other operating (income) expense line item on the unaudited consolidated statements of income for all periods presented.

We sell services and not products and, correspondingly, do not carry inventory.

We had revenue from our Canadian-based subsidiary of approximately $414,000 and $225,000 during the six months ended May 31, 2006 and 2005, respectively. The primary role of the Canadian subsidiary is to support back office data operations and does not directly contribute significant amounts to consolidated net income. The majority of the Canadian subsidiary’s outlays are of an overhead nature; we classify them within the same categories as our domestic operations disclose general and administrative expenses.

RESULTS OF OPERATIONS

The following is a discussion of our results of operations for the three and six-month periods ended May 31, 2006 and May 31, 2005. It should be read in conjunction with our Form 10-K as filed for the year ended November 30, 2005, the notes thereto and other financial information included elsewhere in this report.

THREE MONTHS ENDED MAY 31, 2006 AND 2005

Our net revenues, and the disclosure of our revenue components, for each of the three months ended May 31, 2006 and May 31, 2005, are detailed in the following table:

Net Revenue Components
Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Online Advertising	$12,680,966	$11,629,850	$1,051,116	9%
Search Engine Marketing	4,221,023	2,188,640	2,032,383	93%
Personals	1,860,152	2,285,301	(425,149)	-19%
Internet game development	201,991	153,321	48,670	32%

Consolidated totals	$18,964,132	$16,257,112	$2,707,020	17%

Net Revenue increased approximately $2.7 million, or 17%, to $19.0 million for the three months ended May 31, 2006, from $16.3 million in the prior year’s comparable period. The Online Advertising and Media Service activities’ core business grew organically, primarily driven by increased revenues from Search Engine Marketing Optimization services ($2.0 million increase, or 93%) and increased revenues from Online Advertising ($1 million increase, or 9%), which includes an increase in our resale on a performance basis of Internet Media Advertising ($0.7 million, or 39%), and a combined increase in our Web Advertising, Email Marketing Programs and Data sales and rentals of approximately $0.3 million, or 2.8%. Internet Game Development revenues approximated $0.2 million, for an approximate $0.05 million increase, or 32%. Search Engine Marketing Optimization service revenue increased as a result of our increased focus on our Online Advertising and Media revenue source and is a result of our 2004 acquisition of SendTraffic, Inc. The increased revenue from Online Advertising includes the performance based resale of Internet Media, and is the result of our January 2005 acquisition of Hot Rocket Marketing, Inc. (“Hot Rocket”) and our post acquisition focus on expanding that subsidiary’s contribution to increased consolidated revenues. The above referenced increases were offset by declines in: (a) Email marketing program revenue, which declined approximately $0.2 million, or 6%, resulting from declines in the delivery rates of our email marketing offers; and (b) Data sale and rental revenue declines of $0.2 million, or 27%, which resulted from the shift in our business, where our increased reliance on Search Engine Marketing and Internet Advertising Revenue, which generates a smaller amount of data that would otherwise become available for sale and rental purposes.

 Our Personals business, the iMatchUp.com dating sites, recognized a revenue decline of approximately $0.4 million, or 19%, as a result of declining customer enrollments.

        The increase in Internet game development was attributable to several successful games brought to market by our development partners.

Our cost of sales during the three months ended May 31, 2006 and May 31, 2005 were comprised of direct and indirect marketing costs associated with the acquisition and retention of consumers for our Online Advertising and Media Service activities marketing programs, and includes direct response email marketing costs, website registrations costs, the cost of customer profiles, other customer acquisition costs, search engine marketing optimization costs, and the related contingent-based sweepstakes indemnification expense.

The cost of sales, and the disclosure of the components of cost of sales, for each of the three-month periods ended May 31, 2006 and May 31, 2005, are set forth below:

Cost of Sale Components
Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Online Advertising	$6,018,377	$5,907,709	$110,668	2%
Search Engine Marketing	3,227,792	1,663,082	1,564,710	94%
Personals	1,114,135	1,742,663	(628,528)	-36%
Internet game development	61,328	46,551	14,777	32%

Consolidated totals	$10,421,632	$9,360,005	$1,061,627	11%

Cost of sales on a consolidated basis increased $1.1 million, or 11%, to $10.4 million for the three months ended May 31, 2006, from $9.4 million in the comparable prior year period.

The significant factor contributing to the increase in consolidated costs of sales was related to a net increase of approximately $1.6 million in costs incurred in the generation of increased Search Engine Marketing Optimization revenues. The Online Advertising component recognized a net increase of approximately $0.1 million, or 2%, and was comprised of: increases in purchases of online advertising space of $0.2 million, or 12%, as a result of our January 2005 acquisition of our Hot Rocket subsidiary (which makes direct purchases of online advertising space, that is resold on a performance basis), offset by (a) a decline in website advertising registrations (decrease of $0.4 million or, 22%, and (b) a decline in third party email vendor costs of approximately $0.1 million, or 21%. In our Personals business, costs incurred in the acquisition of new customer profiles decreased $0.6 million, or 36%. The decrease in customer profile cost correlates to our decreased emphasis on new Personals customer enrollment during the three months ended May 31, 2006. Instead, we focused on maintaining our current customer base for a longer lifetime. The increase in Search Engine Marketing Optimization cost correlates to our increased focus on growing our search engine marketing business, as well as using our in-house search engine marketing firm to generate revenues for our Personals business, and our other Online Advertising and Media Service activities revenue components.

Our gross profit in terms of dollars, and our gross profit percentage, for each of the three-month periods ended May 31, 2006 and 2005, are set forth below:

Gross Profit Components
Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Online Advertising	$6,662,589	$5,722,141	$940,448	16%
Search Engine Marketing	993,231	525,558	467,673	89%
Personals	746,017	542,638	203,379	37%
Internet game development	140,663	106,770	33,893	32%

Consolidated totals	$8,542,500	$6,897,107	$1,645,393	24%

Gross Profit Margin Components
Online Advertising and Media Service Activities

			Absolute	Relative
	Three Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Online Advertising	52.5%	49.2%	3.3%	6.8%
Search Engine Marketing	23.5%	24.0%	-0.5%	-2.0%
Personals	40.1%	23.7%	16.4%	68.9%
Internet game development	69.6%	69.6%	0.0%	0.0%

Consolidated totals	45.0%	42.4%	2.6%	6.2%

Consolidated Gross Profit ("gross margin") as a percentage of net revenue was 45.0% during the three months ended May 31, 2006, compared to 42.4% in the prior year’s comparable period, representing 2.6% absolute improvement and a relative improvement of 6.2% when compared to the prior year’s comparable period.

The relatively stable consolidated gross profit percentage is primarily attributable to the increased margins recognized in our Personals businesses, iMatchUp.com dating sites, and is based on the reduction of costs related to new Personals member acquisitions and our focus on extending the billable life time of our current membership base, as well as the offsetting factors relating to increasing our efforts in the expansion of our search engine marketing optimization and online advertising space sales, with slight increases recognized in Online Advertising, and declines recognized in the building of our search engine marketing optimization activities.

Our Selling Expenses for each of the three months ended May 31, 2006 and May 31, 2005 are presented in the tables set forth below:

Selling Expense Components
Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Fee share commissions	$1,003,515	$568,283	$435,232	77%
Selling salaries and related costs	761,688	641,879	119,809	19%
Travel, entertainment, shows, other	61,093	71,183	(10,090)	-14%

Consolidated totals	$1,826,296	$1,281,345	$544,951	43%

Selling expenses, on a consolidated basis, increased approximately $0.5 million, or 43%, to $1.8 million during the three months ended May 31, 2006 from $1.3 million during the three months ended May 31, 2005. The increase resulted from an approximate $0.4 million increase in fee share commissions correlating to our increased use of third-party databases in our acquisition of proprietary customers for our online dating sites coupled with an increase in the reliance on third party databases used to generate our email marketing program revenues. We are the primary obligor to the third party list owner and bear the responsibility of payment to the list owner regardless of whether our client pays us in the case of email marketing program based fee share arrangements. We also experienced increases in selling salaries and related costs of $0.1 million as a result of increased sales commissions earned during the three months ended May 31, 2006 (total revenues of $19.0 million) when compared to the three months ended May 31, 2005 (total revenues of $16.2 million).

Our general and administrative expenses ("G&A") are principally comprised of (i) compensation costs and related expenses for executive, finance, information technology and operation systems, and general administration personnel, (ii) professional fees (which include legal; audit, accounting and tax; public relations; database management and consulting; and public company related printing and filing costs), (iii) insurance costs, (iv) occupancy and other equipment rental costs, (v) site development, maintenance and modification costs related to our Online Advertising and Media Service activities, and (vi) all other general and miscellaneous overhead expense items.

Our General and Administrative Expenses for the three months ended May 31, 2006 and 2005 are presented in the table set forth below:

General and Administrative Expense Components
Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Compensation and related costs	$3,461,131	$2,541,192	$919,939	36%
Professional fees	435,185	385,168	50,017	13%
Insurance costs	237,201	231,873	5,328	2%
Website and email hosting	132,457	205,169	(72,712)	-35%
Occupancy and equipment costs	156,519	126,503	30,016	24%
Personals credit card and processing fees	97,866	112,761	(14,895)	-13%
All other miscellanous G&A expenses	511,269	359,018	152,251	42%

Consolidated totals	$5,031,628	$3,961,684	$1,069,944	27%

General and Administrative expenses ("G&A") on a consolidated basis increased approximately $1.1 million, or 27%, when comparing G&A of $5.0 million for the three months ended May 31, 2006 to G&A of $3.9 million incurred during the three months ended May 31, 2005. The net increase was attributable to combined increases in compensation costs and miscellaneous G&A of approximately $1.1 million or 37%, offset by declines in Website and email hosting ($0.1 million), and immaterial declines in Personals related credit card processing fees. The significant increase in compensation costs were attributable to: (a) stock-based compensation costs of approximately $0.3 million resulting from our December 1, 2005 adoption of SFAS 123R; (b) increases in compensation costs and related expenses of approximately $0.4 million resulting from increases in the number of our domestic employees to service the growth of our search engine marketing optimization activities and Internet Media Performance Based sale activities, both coupled with modest pay increases for a portion of our domestic workforce; and (c) increases in our Infiknowledge subsidiary payroll expense ($0.2 million) resulting from the staff increases necessary to service our increased levels of business activity.

Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. We incurred approximately $91,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended May 31, 2006, of which $30,000 was recovered in settlement awards and $61,000 was expensed in our G&A accounts. We incurred approximately $146,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended May 31, 2005, of which $80,000 was capitalized in the Hot Rocket acquisition and $66,000 was expensed in our G&A accounts.

Other Operating (Income) Expense

	Three Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Other operating
(income) expense	$18,517	$(189,550)	$208,067	-110%

Consolidated totals	$18,517	$(189,550)	$208,067	-110%

For the three months ended May 31, 2006 and 2005, we reassessed the way the operations of the Company are analyzed for purposes of the allocation of resources. In this reassessment process, we terminated the separate disclosure of our LEC Billed Service segment based on its dormant position over the last 24 months. The terminated LEC segment’s immaterial-operating-activity is now included on our other operating (income) expense line item on our unaudited consolidated statements of income for both periods presented.

LEC segment’s revenues were $-0- and $353,457 in the three months ended May 31, 2006 and 2005, respectively. The LEC segment’s cost of sales were $18,517 and $163,907 in the three months ended May 31, 2006 and 2005, respectively. The combination of these two items for Fiscal 2006 and 2005 amounted to $18,517 and $(189,550), and are included in the table above. It is anticipated that future fiscal periods will have declining amounts of other operating (income) expense, as the remaining LEC accounts continue their current rate of attrition.

Amortization of Intangibles
Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Online Advertising and Media Services	$361,817	$476,762	$(114,945)	-24%

Consolidated totals	$361,817	$476,762	$(114,945)	-24%

Amortization expense of intangible assets acquired in acquisitions decreased $0.115 million, or 24%, when comparing an expense of $0.362 million for the three months ended May 31, 2006 with $0.477 million for the three months ended May 31, 2005. The principal factor contributing to the current quarter’s decrease in amortization expense relates to the $137,483 charge incurred in the period ending May 31, 2005 upon the reduction of the life of the restrictive covenants with the principals of Send Traffic.

Depreciation Expense
Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Online Advertising and Media Services	$215,200	$171,300	$43,900	26%

Consolidated totals	$215,200	$171,300	$43,900	26%

Depreciation expense increased $0.044 million, or 26%, when comparing an expense of $0.215 million for the three months ended May 31, 2006 with $0.171 million for the three months ended May 31, 2005. The principal factor contributing to the current quarter’s increase in depreciation expense relates to our acquisition of server equipment in the third and fourth quarters of Fiscal 2005, which is generating depreciation expense that did not have a comparable offsetting charge in the three months ended May 31, 2005.

Bad Debt Expense Components
Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Online Advertising	$(11,243)	$60,757	$(72,000)	-119%
Search Engine Marketing	17,663	19,625	(1,962)	100%
Personals	-	-	-	0%
Internet game development	3,606	-	3,606	100%

Consolidated totals	$10,026	$80,382	$(70,356)	-88%

Bad Debt expense declined by approximately $70,000 when comparing the three months ended May 31, 2006 with the three months ended May 31, 2005. The current quarter’s bad debt expense includes a $50,000 reduction in bad debt attributable to a favorable litigation settlement resulting in a recoup of previously written off receivables. Our allowance for bad debts results from our assessment of the risk of collection embedded in our customer base as described below.

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

OTHER NON-OPERATING INCOME (EXPENSE)

The components of our "Other non-operating income (expense)" are set forth below:

OTHER NON-OPERATING INCOME (EXPENSE)

	Three Months Ended		Change	Change
Other non-operating	May 31,	May 31,	Inc(Dec)	Inc(Dec)
income (expense):	2006	2005	$$$	%%%

Interest income and dividends	$254,380	$237,514	$16,866	7%
Realized (losses) gains on sale of marketable securities	-	(11,218)	11,218	-100%

Other non-operating income: Other miscellaneous income (expense)	(1,710)	6,957	(8,667)	-125%
Foreign Currency Exchange Rate Fees and interest expense	(24,758)	(4,631)	(20,127)	435%
Minority interest (income)	(87,905)	(150,529)	62,624	-42%

Total other non-operating income:	$140,007	$78,093	$61,914	79%

Consolidated Other Non-operating Income (Expense) increased approximately $62,000, from approximately $78,000 for the three months ended May 31, 2005, to approximately $140,000 for the three months ended May 31, 2006.

The material factors contributing to the increase are set forth in the above table are as follows:

(a)	Interest income increased approximately $17,000, or 7%, as the result of mare favorable rates available during Fiscal 2006 as compared to Fiscal 2005.

(b)
Minority Interest resulting from our EZTracks partnership with Madacy Entertainment decreased from approximately $150,000 in the second quarter of Fiscal 2005 to approximately $88,000 in the second quarter of Fiscal 2006.

MINORITY INTEREST

During January 2005, we entered into an agreement with Madacy Entertainment, through a newly created partnership, EZTracks LP, to market and promote EZTracks.com, our new web destination consisting of approximately 30,000 downloadable songs covering a wide array of musical genres. We, through a wholly-owned subsidiary, own 50.7% of the partnership and will be responsible for managing the operations of the business, including generating traffic to the website, as well as selling advertising on the site. Madacy Entertainment, through its wholly-owned subsidiary, owns 49.3% of the partnership and will provide its inventory of music and an extensive library of music licensed from other parties. Madacy will have limited involvement with certain aspects of operations. The results of operations for the three months ended May 31, 2006 and May 31, 2005 include the fully consolidated results of EZTracks LP with minority interest established to reflect Madacy’s ownership share of the partnership’s operating results for such periods.

The following table summarizes the results of EZTracks for the periods indicated below:

	Three Months		Three Months
	Ended		Ended		Change	Change
	May 31,		May 31,		Inc(Dec)	Inc(Dec)
	2006		2005		$$$	%%%

Net Revenues	$2,544,612		$1,659,708		$884,904	53%
Cost of Sales	2,288,894		1,329,708		959,186	72%
Gross Profit	255,718		330,000		(74,282)	-23%
General and
Administrative Expenses	77,414		24,667		52,747	214%
Net Income	$178,304	(1)	$305,333	(1)	$(127,029)	-42%
Minority interest	$87,905	(2)	$150,529	(2)	$(62,624)	-42%

(1)	All items included in the Company's Online Advertising and Media Services activities
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

Our income tax provision for the three months ended May 31, 2006 was approximately $582,000, which includes $553,000 of tax expense related to current year operations and approximately $29,000 of period expense related to an increase in our estimates related to potential for tax audits.

The effective rate relationship of 47.7% differs from our annual effective rate of 30.0% recognized during the year ended November 30, 2005. A portion of the effective tax rate variance is attributable to tax benefits recognized during Fiscal 2005, from the use of approximately $0.2 million in previously devalued capital loss carryover deferred tax assets. Such devalued capital loss deferred tax assets were fully utilized in Fiscal 2005, and offset tax expense on Fiscal 2005’s realized capital gain income. Additionally, in Fiscal 2005 certain state tax audits were settled in amounts that were less than the amounts recorded to cover the initial expected audit outcome. The balance of the rate reconciliation is attributable to a permanent difference arising out of the difference between the book and tax basis of certain acquired amortizable intangible assets. This permanent difference expires during the three months ended August 31, 2006, as a result of the complete amortization of the related intangible.

SIX MONTH ENDED MAY 31, 2006 AND 2005

Our net revenues, and the disclosure of our revenue components, for each of the six months ended May 31, 2006 and May 31, 2005, are detailed in the following table:

Net Revenue Components
Online Advertising and Media Service Activities

	Six Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Online Advertising	$23,659,822	$21,094,548	$2,565,274	12%
Search Engine Marketing	8,216,376	3,643,289	4,573,087	126%
Personals	3,696,866	4,218,815	(521,949)	-12%
Internet game development	413,880	225,391	188,489	84%

Consolidated totals	$35,986,944	$29,182,043	$6,804,901	23%

Net Revenue increased approximately $6.8 million, or 23%, to $36.0 million for the six months ended May 31, 2006, from $29.2 million in the prior year’s comparable period. The Online Advertising and Media Services activities’ core business grew organically, primarily driven by increased revenues from Search Engine Marketing Optimization services ($4.6 million, or 126%) and increased revenues from Online Advertising ($2.6 million, or 12%), which includes an increase in our resale on a performance basis of Internet Media Advertising ($3.3 million, or 115%), offset by a combined decline in our Web Advertising, Email Marketing Programs and Data sales and rentals of approximately $0.7 million, or 4.0%. Internet Game Development revenues approximated $0.4 million, for an approximate $0.2 million increase, or 84%. Search Engine Marketing Optimization service revenue increased as a result of our increased focus on our Online Advertising and Media revenue source and is a result of our 2004 acquisition of SendTraffic, Inc. The increased revenue from Online Advertising includes the performance based resale of Internet Media, and is the result of our January 2005 acquisition of Hot Rocket Marketing, Inc. (“Hot Rocket”) and our post acquisition focus on expanding that subsidiary’s contribution to increased consolidated revenues. The above referenced increases were offset by declines in: (a) Email marketing program revenue, which declined approximately $0.4 million, or 8%, resulting from declines in the delivery rates of our email marketing offers; and (c) Data sale and rental revenue declines of $0.4 million, or 22%, which resulted from the shift in our business, where our increased reliance on Search Engine Marketing and Internet Advertising Revenue, which generates a smaller amount of data that would otherwise become available for sale and rental purposes.

Our Personals business, the iMatchUp.com dating sites, recognized a revenue decline of approximately $0.5 million, or 12%, as a result of declining customer enrollments.

The increase in Internet game development was attributable to several successful games brought to market by our development partners.

Our cost of sales during the three months ended May 31, 2006 and May 31, 2005 were comprised of direct and indirect marketing costs associated with the acquisition and retention of consumers for our Online Advertising and Media Service activities’ marketing programs, and includes direct response email marketing costs, website registrations costs, the cost of customer profiles, other customer acquisition costs, search engine marketing optimization costs, and the related contingent-based sweepstakes indemnification expense.

The cost of sales, and the disclosure of the components, for each of the six-month periods ended May 31, 2006 and May 31, 2005, are set forth below:

Cost of Sale Components
Online Advertising and Media Service Activities

	Six Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Online Advertising	$11,338,892	$10,826,304	$512,588	5%
Search Engine Marketing	6,345,607	2,656,054	3,689,553	139%
Personals	2,180,111	3,095,690	(915,579)	-30%
Internet game development	125,662	68,433	57,229	84%

Consolidated totals	$19,990,272	$16,646,481	$3,343,791	20%

Cost of sales on a consolidated basis increased $3.3 million, or 20%, to $20.0 million for the six months ended May 31, 2006, from $16.6 million in the comparable prior year period.

The significant factor contributing to the increase in consolidated costs of sales was related to a net increase of approximately $3.7 million in costs incurred in the generation of increased Search Engine Marketing Optimization revenues. The Online Advertising component recognized a net increase of approximately $0.5 million, or 5%, and was comprised of: increases in purchases of online advertising space of $0.7 million, or 35%, as a result of our January 2005 acquisition of our Hot Rocket subsidiary (which makes direct purchases of online advertising space, that is resold on a performance basis), offset by (a) a decline in website advertising registrations (decrease of $1.8 million or, 39%, and (b) a decline in third party email vendor costs of approximately $0.2 million, or 23%. In our Personals business, costs incurred in the acquisition of new customer profiles decreased $0.9 million, or 30%. The decrease in customer profile cost correlates to our decreased emphasis on new Personals customer enrollment during the six months ended May 31, 2006. Instead, we focused on maintaining our current customer base for a longer lifetime. The increase in Search Engine Marketing Optimization cost correlates to our increased focus on growing our search engine marketing business, as well as using our in-house search engine marketing firm to generate revenues for our Personals business and our other Online Advertising and Media Service activities revenue components.

Our gross profit in terms of dollars, and our gross profit percentage, for each of the six-month periods ended May 31, 2006 and May 31, 2005, are set forth below:

Gross Profit Components
Online Advertising and Media Service Activities

	Six Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Online Advertising	$12,320,930	$10,268,244	$2,052,686	20%
Search Engine Marketing	1,870,769	987,235	883,534	89%
Personals	1,516,755	1,123,125	393,630	35%
Internet game development	288,218	156,958	131,260	84%

Consolidated totals	$15,996,672	$12,535,562	$3,461,110	28%

Gross Profit Margin Components
Online Advertising and Media Service Activities

			Absolute	Relative
	Six Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Online Advertising	52.1%	48.7%	3.4%	7.0%
Search Engine Marketing	22.8%	27.1%	-4.3%	-16.0%
Personals	41.0%	26.6%	14.4%	54.1%
Internet game development	69.6%	69.6%	0.0%	0.0%

Consolidated totals	44.5%	43.0%	1.5%	3.5%

Consolidated Gross Profit ("gross margin") as a percentage of net revenue was 44.5% during the six months ended May 31, 2006, compared to 43.0% in the prior year’s comparable period, representing 1.5% absolute improvement and a relative improvement of 3.5% when compared to the prior year’s comparable period.

The relatively stable consolidated gross profit percentage is primarily attributable to the increased margins recognized in our Personals businesses, iMatchUp.com dating sites, and is based on the reduction of costs related to new Personals member acquisitions and our focus on extending the billable life time of our current membership base, as well as the offsetting factors relating to increasing our efforts in the expansion of our search engine marketing optimization and on-line advertising space sales, with slight declines recognized in Online Advertising, and larger declines recognized in the building of our Search Engine Marketing Optimization activities.

Our Selling Expenses for each of the six months ended May 31, 2006 and May 31, 2005 are presented in the tables set forth below:

Selling Expense Components
Online Advertising and Media Service Activities

	Six Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Fee share commissions	$1,702,342	$1,036,204	$666,138	64%
Selling salaries and related costs	1,391,937	1,184,120	207,817	18%
Travel, entertainment, shows, other	115,887	120,870	(4,983)	-4%

Consolidated totals	$3,210,166	$2,341,194	$868,972	37%

Selling expenses, on a consolidated basis, increased approximately $0.9 million, or 37%, to $3.2 million during the six months ended May 31, 2006 from $2.3 million during the six months ended May 31, 2005. The increase resulted from an approximate $0.7 million increase in fee share commissions correlating to our increased use of third-party databases in our acquisition of proprietary customers for our online dating sites coupled with an increase in the reliance on third party databases used to generate our email marketing program revenues. We are the primary obligor to the third party list owner and bear the responsibility of payment to the list owner regardless of whether our client pays us in the case of email marketing program based fee shares arrangements and increased sales commissions of $0.2 million earned during the six months ended May 31, 2006 (total revenues of $36.0 million) when compared to the six months ended May 31, 2005 (total revenues of $ 29.0 million).

Our general and administrative expenses ("G&A") are principally comprised of (i) compensation costs and related expenses for executive, finance, information technology and operation systems, and general administration personnel, (ii) professional fees (which include legal; audit, accounting and tax; public relations; database management and consulting; and public company related printing and filing costs), (iii) insurance costs, (iv) occupancy and other equipment rental costs, (v) site development, maintenance and modification costs related to our Online Advertising and Media Service activities, and (vi) all other general and miscellaneous overhead expense items.

Our General and Administrative Expenses for the six months ended May 31, 2006 and May 31, 2005 are presented in the table set forth below:

General and Administrative Expense Components
Online Advertising and Media Service Activities

	Six Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Compensation and related costs	$6,777,155	$4,976,015	$1,801,140	36%
Professional fees	760,585	850,220	(89,635)	-11%
Insurance costs	479,106	466,008	13,098	3%
Website and email hosting	266,454	482,533	(216,079)	-45%
Occupancy and equipment costs	287,086	272,898	14,188	5%
Personals credit card and processing fees	183,004	211,545	(28,541)	-13%
All other miscellanous G&A expenses	972,460	723,742	248,718	34%

Consolidated totals	$9,725,850	$7,982,961	$1,742,889	22%

General and Administrative expenses ("G&A") on a consolidated basis increased approximately $1.7 million, or 22%, when comparing G&A of $9.7 million for the six months ended May 31, 2006 to G&A of $8.0 million incurred during the six months ended May 31, 2005. The net increase was attributable to combined increases in Compensation costs and miscellaneous G&A of approximately $2.0 million, or 36%, offset by declines in Professional fees ($0.1 million), Website and email hosting ($0.2 million), and immaterial declines in Personals related credit card processing fees. The significant increase in compensation costs were attributable to: (a) stock-based compensation costs of approximately $0.47 million resulting from our December 1, 2005 adoption of SFAS 123R; (b) increases in compensation costs and related expenses of approximately $0.89 million resulting from increases in the number of our domestic employees to service the growth of our search engine marketing optimization activities and Internet Media Performance Based sale activities, both coupled with modest pay increases for a portion of our domestic workforce; and (c) increases in our Infiknowledge subsidiary payroll expense ($0.44 million) resulting from the staff increases necessary to service our increased levels of business activity.

Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. We incurred approximately $226,000 in legal fees (exclusive of disbursements) from FKIWSBR during the six months ended May 31, 2006, of which $30,000 was recovered in settlement awards and $196,000 was expensed in our G&A accounts. We incurred approximately $391,000 in legal fees (exclusive of disbursements) from FKIWSBR during the six months ended May 31, 2005, of which $169,000 was capitalized in the Hot Rocket acquisition and $222,000 was expensed in our G&A accounts.

Other Operating (Income) Expense

	Six Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Other operating (income) expense	$42,630	$(365,355)	$407,985	-112%

Consolidated totals	$42,630	$(365,355)	$407,985	-112%

During the six months ended May 31, 2006 and 2005, we reassessed the way the operations of the Company are analyzed for purposes of the allocation of resources. In this reassessment process we terminated the separate disclosure of our LEC Billed Service segment based on its dormant position over the last 24 months. The terminated LEC segment’s immaterial-operating-activity is now included on our other operating (income) expense line item on our unaudited consolidated statements of income for both periods presented.

LEC segment’s revenues were $-0- and $704,342 in the six months ended May 31, 2006 and 2005, respectively. The LEC segment’s cost of sales were $42,630 and $338,987 in the six months ended May 31, 2006 and 2005, respectively. The combination of these two items for Fiscal 2006 and 2005 amounted to $42,630 and $(365,355), and are included on the table above. It is anticipated that future fiscal periods will have declining amounts of other operating (income) expense, as the remaining LEC accounts continue their current rate of attrition.

Amortization of Intangibles
Online Advertising and Media Service Activities

	Six Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Online Advertising and Media Services	$723,792	$751,924	$(28,132)	-4%

Consolidated totals	$723,792	$751,924	$(28,132)	-4%

Amortization expense of intangible assets acquired in acquisitions decreased $0.028 million, or 4% when comparing an expense of $0.724 million for the six months ended May 31, 2006 with $0.751 million for the six months ended May 31, 2005. The principal factor contributing to this decrease in amortization expense relates to the $137,483 charge incurred in the period ending May 31, 2005 upon the reduction of the life of the restrictive covenants with the principals of Send Traffic, offset by the acquisition of Hot Rocket Marketing, which was purchased on January 21, 2005. As such, the Fiscal 2005 six month period included amortization expense for the period January 21, 2005 to May 31, 2005, or approximately 67% of the respective period, as compared to a full six month’s amortization expense for the period ended May 31, 2006.

Depreciation Expense
Online Advertising and Media Service Activities

	Six Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Online Advertising and Media Services	$429,781	$346,246	$83,535	24%

Consolidated totals	$429,781	$346,246	$83,535	24%

Depreciation expense increased $0.084 million, or 24%, when comparing an expense of $0.430 million for the six months ended May 31, 2006 with $0.346 million for the six months ended May 31, 2005. The principal factor contributing to this increase in depreciation expense relates to our acquisition of server equipment in the third and fourth quarters of Fiscal 2005, which is generating depreciation expense that did not have comparable offsetting charge in the six months ended May 31, 2005.

Bad Debt Expense Components
Online Advertising and Media Service Activities

	Six Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Online Advertising	$36,575	$145,982	$(109,407)	-75%
Search Engine Marketing	54,131	19,625	34,506	176%
Personals	-	-	-	0%
Internet game development	3,606	-	3,606	100%

Consolidated totals	$94,312	$165,607	$(71,295)	-43%

Bad Debt expense declined approximately $72,000 when comparing the six months ended May 31, 2006 with the six months ended May 31, 2005. The fiscal period’s bad debt expense includes a $50,000 reduction in bad debt attributable to a favorable litigation settlement resulting in a recoup of previously written off receivables. Our allowance for bad debts results from our assessment of the risk of collection embedded in our customer base as described below.

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

OTHER NON-OPERATING INCOME (EXPENSE)

The components of our "Other non-operating income (expense)" are set forth below:

OTHER NON-OPERATING INCOME (EXPENSE)

	Six Months Ended		Change	Change
Other non-operating	May 31,	May 31,	Inc(Dec)	Inc(Dec)
income (expense):	2006	2005	$$$	%%%

Interest income and dividends	$496,372	$425,337	$71,035	17%
Realized (losses) gains on sale of marketable securities	(18,352)	574,050	(592,402)	-103%
Realized gain on sale of subsidiary	-	195,000	(195,000)	-100%

Other non-operating income:
Other miscellaneous income (expense)	7,233	6,918	315	5%
Foreign Currency Exchange Rate Fees and interest expense	(29,584)	(13,302)	(16,282)	122%
Minority interest (income)	(288,000)	(248,174)	(39,826)	16%

Total other non-operating income:	$167,669	$939,829	$(772,160)	-82%

Consolidated Other Non-operating Income (Expense) decreased approximately $0.772 million, from approximately $0.940 million for the six months ended May 31, 2005, to approximately $0.168 million for the six months ended May 31, 2006.

The material factors contributing to the decline set forth in the above table are as follows:

(a)	Interest income increased approximately $71,000, or 17%, as the result of more favorable rates available during Fiscal 2006 as compared to Fiscal 2005.

(b)
Realized gains on the sale of marketable securities decreased by $0.6 million when aligned against the prior year’s comparable six month period. During the prior year we had substantial selling activity in the equity based portion of our marketable security portfolio, resulting from our decision to recognize unrealized capital gains to take the benefit of utilizing expiring capital loss carryforwards.

(c)
The six months ended May 31, 2005 included $0.2 million in installment payments from a prior year’s sale of a subsidiary. The final installments were collected in the first six months of Fiscal 2005 and, therefore, no such collections or income were recognized in the comparable period of Fiscal 2006.

MINORITY INTEREST

      During January 2005, we entered into an agreement with Madacy Entertainment, through a newly created partnership, EZTracks LP, to market and promote EZTracks.com, our new web destination consisting of approximately 30,000 downloadable songs covering a wide array of musical genres. We, through a wholly-owned subsidiary, own 50.7% of the partnership and will be responsible for managing the operations of the business, including generating traffic to the website, as well as selling advertising on the site. Madacy Entertainment, through its wholly-owned subsidiary, owns 49.3% of the partnership and will provide its inventory of music and an extensive library of music licensed from other parties. Madacy will have limited involvement with certain aspects of operations. The results of operations for the six months ended May 31, 2006, and for the period January 21, 2005 to May 31, 2005, include the fully consolidated results of EZTracks LP with minority interest established to reflect Madacy’s ownership share of the partnership’s operating results for such periods.

The following table summarizes the results of EZTracks for the periods indicated below:

	Six Months		January 21,
	Ended		2005 to		Change	Change
	May 31,		May 31,		Inc(Dec)	Inc(Dec)
	2006		2005		$$$	%%%

Net Revenues	$5,988,196		$2,399,830		$3,588,366	150%
Cost of Sales	5,273,859		1,868,250		3,405,609	182%
Gross Profit	714,337		531,580		182,757	34%
General and Administrative Expenses	130,159		28,184		101,975	362%
Net Income	$584,178	(1)	$503,396	(1)	$80,782	16%
Minority interest	$288,000	(2)	$248,174	(2)	$39,826	16%

(1) All items included in the Company's Online Advertising and Media Services activities
(2) Represents Madacy Entertainment's 49.3% minority interest

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

Our income tax provision for the six months ended May 31, 2006 was approximately $878,000, which includes $809,000 of tax expense related to current year operations and approximately $69,000 of period expense related to an increase in our estimates related to potential for tax audits.

The effective rate relationship of 45.3% differs from our annual effective rate of 30.0% recognized during the year ended November 30, 2005. A portion of the effective tax rate variance is attributable to tax benefits recognized during Fiscal 2005, from the use of approximately $0.2 million in previously devalued capital loss carryover deferred tax assets. Such devalued capital loss deferred tax assets were fully utilized in Fiscal 2005, and offset tax expense on Fiscal 2005’s realized capital gain income.

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

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2006, we had aggregate working capital of $30.1 million, compared to aggregate working capital of $30.7 million as of November 30, 2005. We had available cash, cash equivalents, equities and readily available marketable debt securities of $28.4 million as of May 31, 2006, compared to available cash, cash equivalents, equities and readily available marketable debt securities of $28.2 million as of November 30, 2005. The equity component of our marketable securities was $1.9 million at May 31, 2006 and November 30, 2005.

Cash provided by operating activities was approximately $3.9 million for the six months ended May 31, 2006, compared to approximately $1.5 million used in operating activities during the six months ended May 31, 2005, representing an increase of $5.4 million cash provided by operating activities. Changes in assets and liabilities of the business, net of acquisitions, provided $4.4 million more in cash when comparing the six months ended May 31, 2006 with the six months ended May 31, 2005. Additionally, there were combined increases in amortization and depreciation of approximately $0.55 million and (as a result of our December 1, 2005 SFAS 123R adoption) stock-based compensation charge of $0.473 million when comparing the six months ended May 31, 2006 to the six months ended May 31, 2005.

Cash provided by investing activities was approximately $2.7 million during the six months ended May 31, 2006, compared to $2.0 million of cash provided by investing activities during the prior year’s comparable fiscal period. The primary use of cash in investing activities in the six months ended May 31, 2005 related to net cash of approximately $2.9 million expended in the asset acquisition of Hot Rocket on January 21, 2005, more than offset by net proceeds from the sale of securities exceeding cash used in security purchases of approximately $4.8 million. During the six months ended May 31, 2006, net proceeds from the sale of securities exceeded cash used in security purchases of approximately $3.9 million, offset by approximately $0.886 million in additional purchase price paid for a prior year acquisition and $0.258 million in cash used for capital expenditures.

Cash used in financing activities was approximately $2.6 million for the six months ended May 31, 2006, compared to $0.8 million used in financing activities for the six months ended May 31, 2005. Fiscal 2006 financing net cash outflows were attributable to: (a) a distribution of $0.436 million to a minority interest holder; and (b) $0.162 million in capital lease obligation payments, both offset by $0.219 million in financing proceeds from stock option exercises. The first six months of Fiscal 2005 had a financing cash flow of $1.5 million from stock option exercise proceeds. Dividends of $2.3 and $2.2 million were paid for the six month periods ended May 31, 2006 and May 31, 2005, respectively.

Our days-sales-outstanding ("DSO") in accounts receivable at May 31, 2006 was 46 days, compared to 54 days at February 28, 2006, 65 days at November 30, 2005, and 58 days at August 31 and May 31, 2005. The 8 day, or 15% decrease in the current quarter’s DSO compared to the first quarter of this fiscal year relates to improved rates of collection across the majority of our client relationships (with one pre-pay client relationship accounting for 6.7% of revenues in the second quarter of Fiscal 2006) partially offset by the increase of our DSO from the extended payment terms granted to a client who delivered 6.9% of our second quarter Fiscal 2006 revenues. Our DSO in future fiscal periods may rise above the 46 days recognized during the three months ended May 31, 2006 as a result of changes in the components of our client mix or other potential factors not currently identifiable.

The majority of our customers are extended 30-day credit terms. In limited instances, customer credit is extended in ranges exceeding 30 days, and in very limited circumstances can exceed 180 days. We continually monitor customer adherence to credit terms and constantly strive to improve the effectiveness of our collection efforts with the goal of attaining, and then maintaining a DSO in the low 40-day range. Future fiscal periods might not reflect this DSO goal, and might exceed the 46-day DSO recognized in the three-month period ended May 31, 2006.

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

During these prior six fiscal years, we identified our mission and executed on our online direct marketing strategy implementation. Our future plans and business strategy may continue to call for our Internet-based On-line Advertising and Media Service activities to be our sole operating focus as it was for the three and six-month periods ended May 31, 2006 and 2005. Our cash demands for capital expenditures and equipment lease obligations have increased to $.42 million during the six months ended May 31, 2006 compared to $.07 million during the six months ended May 31, 2005. Our capital expenditures and capital lease obligation payments during the fiscal years ended November 30, 2002 to 2005 were as follows (in millions): $1.9, $1.5, $0.141 and $0.519, respectively. The significant portion of Fiscal 2005’s capital expenditure was for new email servers that substantially reduced our reliance on and related additional costs associated with third party email delivery suppliers. All other outlays for capital expenditures were also used to support other facets of our On-line Advertising and Media Services business.

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

The initial purchase price was approximately $3.8 million and was comprised of $3.1 million in cash, $0.7 million (or 113,821 shares) of our common stock and transaction fees approximating $0.1 million. Pursuant to an independent third party valuation, the reported purchase price was allocated as follows: approximately $2.2 million of goodwill and $1.6 million of identifiable intangibles. There were no tangible assets acquired.

In addition to the initial purchase price of the acquisition, we agreed to pay Hot Rocket a contingent purchase price of up to $12.5 million if Hot Rocket generates an aggregate of $27 million in EBITDA (as quantified in the Agreement) over the four year period following the closing. We determined, in accordance with the terms of the acquisition agreement, that for the period February 1, 2005 to January 31, 2006, we were liable for a combined additional purchase price payment of $1.467 million, which has been settled by a cash payment of approximately $0.886 million made on May 9, 2006, and an issuance of 103,354 shares on May 10, 2006 (then having a fair market value of approximately $0.581 million). Future contingent payments made, if any, will be treated as additional purchase price and included as an addition to goodwill.

At May 31, 2006, we determined that at the current rate of growth recognized by Hot Rocket, it is probable that the second anniversary tier of contingent payment will be attained within the first measurement period, which ends February 28, 2007. As of May 31, 2006, based on the lack of absolute certainty as to the second anniversary additional purchase price liability, we did not record any additional contingent payments.

The shares of common stock issued to Hot Rocket were originally issued by us in non-public transactions, which issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

On June 30, 2004, we consummated the acquisition of the assets of SendTraffic.com, Inc. (“Send”) and its affiliated entity, The Traffic Group, LLC, (“TG”), privately held search engine marketing companies based in New York. We purchased the assets for approximately $5.0 million, comprised of $3.5 million in cash and 176,799 shares of Traffix common stock. The asset acquisition agreement calls for contingent earn-out payments based on the post closing attainment of certain earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds during the thirty-six month period following the transaction. As of May 31, 2006, none of the contractual thresholds were attained, and it is not deemed probable that any remaining threshold will be reached during the remainder of the post closing period.

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

A summary table of future contractual commitments, for future minimum lease payments under non-cancelable operating leases and employment contracts, and other contractually binding agreements, as of May 31, 2006, are set forth below:

						Total Contractual
	Operating Leases		Employment agreements		Other	Obligations
	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic	Foreign

2006	$111,359	$-	$955,001	$176,839	$-	$1,066,360	$176,839
2007	397,685	-	1,866,445	4,472	-	2,264,130	4,472
2008	400,444	-	364,574	-		765,018	-
2009	368,507	-	212,714	-		581,221	-
2010	353,001	-	31,208	-	-	384,209

	$1,630,996	$-	$3,429,942	$181,311	$-	$5,060,938	$181,311

RELATED PARTIES

Feder, Kaszovitz, Issacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception. FKIWSBR legal services are billed on an arms length transaction basis. We incurred approximately $226,000 in legal fees (exclusive of disbursements) from FKIWSBR during the six months ended May 31, 2006 of which $30,000 was recovered in settlement awards and $196,000 was expensed in our G&A accounts. We incurred approximately $391,000 in legal fees (exclusive of disbursements) from FKIWSBR during the six months ended May 31, 2005, of which $169,000 was capitalized in the Hot Rocket acquisition and $222,000 was expensed in our G&A accounts.

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

Should the Internet operating landscape change resulting in (a) higher costs of acquiring consumer data and registered users for our websites; (b) higher costs of acquiring data for our marketing partners, compromising such marketing partners' ability to maintain adequate sized databases to allow for continued third-party database use agreements; (c) the InfiKnowledge asset acquisition failing to maintain a lower cost of our email delivery activities and web development and web hosting service costs as compared to our competitors, or us being required to depend on third-party emailing service bureaus, to a degree higher, and/or at a cost in excess of our anticipated internally-generated costs, than that currently utilized during the six months ended May 31, 2006; (d) our contingent-based prize indemnification premiums for indemnification coverage increasing due to an increase in the number of prize winners at the sites; (e) our accruals for fulfillment obligations arising out of promotions proving to be less than the actual redemptions processed in subsequent fiscal periods; or (f) unpredictable technology changes or commercial technology applications; then, if any one, or a combination, of the above factors were to materialize we could suffer material deterioration in future fiscal period revenue growth and gross margins and, therefore, our profitability, cash flows and capital resources could be materially adversely affected.

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

Major Customers and Disposition of Majority-owned Subsidiary

During the six month period ended May 31, 2006, we had six customers in our Online Advertising and Media Services segment accounting for approximately $10.3 million or 28.6% of consolidated net revenues and approximately $3.3 million, or 36.6% of consolidated net accounts receivable as of May 31, 2006. The five customers accounted for 8.1%, 6.8%, 5.9%, 4.4%, 3.5% and 2.4% of consolidated net revenue during such period.

During the six month period ended May 31, 2005, we had ten customers in our Online Advertising and Media Services segment accounting for approximately $10.2 million or 34.2% of consolidated net revenue and approximately $5.1 million or 53.8% of consolidated net accounts receivable as of May 31, 2005. The ten customers accounted for 10.8%, 3.9%, 2.9%, 2.8%, 2.8%, 2.5%, 2.4%, 2.0%, 2.0% and 1.9% of consolidated net revenue for that three month period.

In the six months ended May 31, 2006, 10.3% of our revenue was derived from our proprietary on-line Personals products compared to 14.5% of our revenue for the six month period ended May 31, 2005.

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

Market Fluctuation and Debt Repayment Risk of Marketable Securities Investment Portfolio

We maintain an investment portfolio that is managed by prominent financial institutions. The portfolio includes high-grade corporate commercial paper and auction rate securities, and common stock equities, all of which are held for varying periods of time, pursuant to maturity dates, market conditions and other factors. The fair value of our investments in the common stock of publicly traded companies as of May 31, 2006 amounted to approximately $1.9 million. These investments are subject to market price volatility, in addition to the potential for business failure at the Company level. Moreover, due to the economic downturn and difficulties that may be faced by some of the companies in which we have investments, our investment portfolio could be further impaired by the failure of such companies to fulfill their responsibility of adhering to the repayment of principal upon maturity. Additionally, our cash flows and interest income could be negatively impacted by Federal Reserve Bank interest rate reductions, if any.

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

Nasco Corporate Finance Consultants, LLC, Todd Cook et al.

In December 2004, we filed an action, Traffix, Inc. v. Nasco Corporate Finance Consultants, LLC, Todd Cook et al, Supreme Court of the State of New York, County of New York, Index No. 604348/04. In the action, we seek to recover approximately $600,000, plus interest and attorneys’ fees, from certain entities and from the principals of such entities, for their failure to pay us for customer leads which we sold and delivered to them. The claims include breach of contract, fraud, unjust enrichment and piercing the corporate veil. Defendants brought a motion to dismiss the complaint, which motion was denied in part by the Court and otherwise withdrawn by defendants, except with respect to one of the defendants’ principals against whom the case was dismissed without prejudice, for lack of personal jurisdiction.

In late 2005, defendants asserted counterclaims against us for, inter alia, breach of contract, breach of certain alleged implied warranties, quantum meruit, goods sold and delivered, account stated and unjust enrichment, and alleged damages of $8,000,000.

The case was settled in June 2006. Pursuant to the settlement agreement, the claims against us are being dismissed with prejudice, with us making no payments and our claims being dismissed with prejudice after completion of agreed-upon payments by the defendants of a portion of our claim.

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

We May Not Continue To Pay Dividends On Our Equity Securities.

    We have paid a dividend of $0.08 per share of our common stock in each of the last twelve fiscal quarters and have declared a dividend payable on or about August 10, 2006 to holders of record of our common stock at the close of business on August 1, 2006. The declaration of each of such dividends was approved by our Board of Directors upon the conclusion of each quarter. We can give you no assurances that our Board will declare any dividends in future fiscal periods. Any further declarations will depend upon our performance, the level of our then current and retained earnings and other pertinent factors relating to our financial position. You should not rely on any prior approvals of our Board as an indicator of its intent to approve the declaration of any dividends in the future.

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

Our executive officers and directors beneficially own 2,275,615 shares of our outstanding common stock representing approximately 16% of the total of our outstanding shares before the exercise of any outstanding options. Accordingly, such persons will be able to exercise substantial control in the election of our directors, increases in our authorized capital, our dissolution or merger, or sale of our assets, and otherwise influence the control of our affairs. As a result, potential purchasers may not seek to acquire control of our Company through the purchase of common stock which may tend to reduce the market price of our common stock. In addition, we are subject to provisions of the General Corporation Law of the State of Delaware respecting business combinations which could, under certain circumstances, also hinder or delay a change in control.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 21, 2005, we, through our wholly owned subsidiary, Hot Rocket Acquisition Corp., acquired all of the intangible assets of Hot Rocket Marketing Inc. and Clockwork Advertising Inc. (collectively “Hot Rocket”).

In addition to the initial purchase price of approximately $3.8 million, we agreed to pay Hot Rocket a contingent purchase price of up to $12.5 million if Hot Rocket generates an aggregate of $27 million in EBITDA (as quantified in the Acquisition Agreement) over the four year period following the closing. Pursuant thereto, for the period February 1, 2005 to January 31, 2006, we were liable for an additional purchase price payment of $1.467 million, which was settled through our payment of approximately $886,000 in cash and our issuance on May 10, 2006 of 103,354 shares of our common stock.

Such issuance of 103,354 shares was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) of that Act as being a transaction by an issuer not involving any public offering.

Item 5.  Other Information

On July 11, 2006, our Board of Directors declared a dividend of $.08 per share to shareholders of record as of August 1, 2006, payable on or about August 10, 2006.

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

------------------
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

TRAFFIX, INC.

Date: July 17, 2006	By:	/s/ Jeffrey L. Schwartz
Jeffrey L. Schwartz
Chairman and CEO
(Principal Executive Officer)

By:	/s/ Daniel Harvey
Daniel Harvey
Chief Financial Officer
Date: July 17, 2006	(Principal Financial Officer)

Exhibit Index

Exhibit
Number

3.1.1	Articles of Incorporation of the Company, as amended. (1)

3.1.2	Amendment to the Articles of Incorporation of the Company. (2)

3.2	By-Laws of the Company. (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer *

32.2	Section 1350 Certification of Chief Financial Officer *

------------------

*	Filed herewith.

(1)	Filed as an Exhibit to the Company's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company's Registration Statement on Form S-1 (the "S-1 Registration Statement"), dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.