Form 10-Q
period 2006-08-31
TRAFFIX INC
filed 2006-10-16
CIK 1000297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006
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

The number of shares outstanding of the Registrant's common stock is 14,359,171 (as of 10/10/06).

TRAFFIX, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
QUARTER ENDED AUGUST 31, 2006

ITEMS IN FORM 10-Q

		Page

Part I	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at August 31, 2006 and November 30, 2005	4

	Consolidated Statements of Income for the three and nine months ended August 31, 2006 and August 31, 2005	5

	Consolidated Statements of Cash Flows for the nine months ended August 31, 2006 and August 31, 2005	7

	Consolidated Statement of Shareholders’ Equity for the nine months ended August 31, 2006	8

	Notes to Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	None

Item 4.	Controls and Procedures	83

Part II	Other Information

Item 1.	Legal Proceedings	85

Item 1A.	Risk Factors	86

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	93

Item 5.	Other Information	94

Item 6.	Exhibits	94

Signatures		95

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

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31,	November 30,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,917,790	$9,335,723
Marketable securities	19,270,715	18,908,064
Accounts receivable, trade, net of allowance for doubtful accounts
of $850,168 at August 31, 2006 and $1,025,661 at November 30, 2005	11,446,377	11,137,275
Deferred income taxes	1,068,758	1,379,877
Prepaid expenses and other current assets	874,486	1,078,621
Total current assets	39,578,126	41,839,560

Marketable securities	2,722,653	2,662,905
Property and equipment, net	2,116,197	2,317,690
Goodwill	7,940,872	6,426,336
Other intangibles, net	1,509,354	2,538,223
Deferred income taxes	366,860	478,050

Total assets	$54,234,062	$56,262,764
Liabilities

Current liabilities:
Accounts payable	$4,050,948	$5,426,797
Accrued expenses	4,233,796	4,269,995
Reserve for customer chargebacks	-	302,175
Due to related parties	105,000	110,076
Income taxes payable	857,944	1,009,880

Total current liabilities	9,247,688	11,118,923

Deferred income taxes	125,800	302,465
Total liabilities	9,373,488	11,421,388

Minority interest	361,637	365,637

Commitments and contingencies
Shareholders' equity

Preferred stock - $.001 par value; 1,000,000 shares authorized;
none issued and outstanding	-	-
Common stock - $.001 par value; authorized 50,000,000 shares; issued
and outstanding 14,359,171 shares and 14,208,486 shares, respectively	14,359	14,208
Additional paid-in capital	43,475,154	43,584,229
Retained earnings	-	-
Accumulated other comprehensive income	1,009,424	877,302

Total shareholders' equity	44,498,937	44,475,739
Total liabilities and shareholders' equity	$54,234,062	$56,262,764

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2006	2005	2006	2005

Net revenue	$19,698,883	$16,372,442	$55,685,827	$46,258,827
Cost of sales	12,576,905	10,757,543	35,407,074	29,698,662
GROSS PROFIT	7,121,978	5,614,899	20,278,753	16,560,165

Selling expenses	1,473,299	1,315,640	4,683,465	3,656,834
General and administrative expenses	3,899,851	3,805,339	11,982,007	10,930,819
Bad debt expense	80,028	4,634	174,340	170,241
INCOME FROM OPERATIONS	1,668,800	489,286	3,438,941	1,802,271

Other income (expense):

Interest income and dividends	277,972	217,901	774,344	643,238
Realized gains (losses) on marketable securities	12,854	-	(5,498)	574,050
Realized gain on sale of subsidiary	-	-	-	195,000
Other non-operating expense	(3,005)	(2,789)	(25,356)	(9,173)
Minority interest in income of
consolidated subsidiary	(144,000)	(125,825)	(432,000)	(373,999)

INCOME BEFORE PROVISION
FOR INCOME TAXES	1,812,621	578,573	3,750,431	2,831,387

Provision for income taxes	970,573	261,906	1,848,704	1,183,755

NET INCOME	$842,048	$316,667	$1,901,727	$1,647,632

Basic earnings per share
Net income	$0.06	$0.02	$0.13	$0.12
Weighted average shares outstanding	14,359,171	14,113,756	14,286,215	13,900,985

Diluted earnings per share
Net income	$0.06	$0.02	$0.13	$0.12
Weighted average shares outstanding	14,547,567	14,447,285	14,483,124	14,291,794
Cash dividends declared per common share	$0.08	$0.08	$0.24	$0.24

The accompanying notes are an integral part of these financial statements

Income from operations for the three and nine-month periods ended August 31, 2006 included stock-based compensation expense under Statement of Financial Accounting Standards (“SFAS”) 123(R) of $115,725 and $589,060, respectively, with such expense being included in general and administrative expenses. The Consolidated Financial Statements do not reflect any stock-based compensation expense related to employee stock options and non-employee director stock options under SFAS 123(R) in the three and nine-month periods ended August 31, 2005 because the Company did not adopt the retrospective recognition provisions of SFAS 123. Proforma net income was $191,128 and $1,281,327 for the three and nine-month periods ended August 31, 2005, respectively, inclusive of $125,539 and $366,305, respectively, in proforma stock-based compensation expense, or $0.01 and $0.03, respectively, per proforma diluted share after the related respective proforma tax effect of $64,671 and $188,703. Prior to December 1, 2005, the proforma stock-based compensation disclosure was limited to the notes to the consolidated Financial Statements.

The provision for income taxes includes the income tax benefit from stock-based compensation.

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	August 31,	August 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,901,727	$1,647,632
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,710,832	1,635,796
Stock-based compensation	589,060	-
Reserve for customer chargebacks	-	371,998
Provision for uncollectible accounts	174,340	170,241
Deferred income taxes	249,781	449,383
Net losses(gains) on sale of marketable securities	5,498	(574,050)
Gain on sale of subsidiary	-	(195,000)
Minority interest	432,000	373,999
Changes in assets and liabilities of business, net of acquisitions:
Accounts receivable	(785,617)	(5,298,098)
Prepaid expenses and other current assets	204,135	267,627
Accounts payable	(1,375,849)	1,643,743
Reserve for customer chargebacks	-	(442,835)
Income taxes payable	(151,936)	703,773
Due to related parties	(5,076)	231,158
Other, principally accrued expenses	186,634	(10,199)
Net cash provided by operating activities	3,135,529	975,168

Cash flows from investing activities:
Purchases of securities	(131,536,228)	(172,383,778)
Proceeds from sales of securities	131,090,897	177,865,416
Proceeds from the sale of a subsidiary	-	195,000
Payment for asset acquisition, net of cash received	(886,502)	(3,077,714)
Cash payment for intangible asset - license agreement	(21,416)	(42,915)
Capital expenditures	(369,184)	(244,405)

Net cash (used in) provided by investing activities	(1,722,433)	2,311,604

Cash flows from financing activities:
Dividends paid	(3,428,211)	(3,334,408)
Distribution to minority interest holder	(436,000)	(128,896)
Repayment of capital lease obligation	(222,833)	-
Proceeds from stock options exercised	219,215	1,838,740
Excess tax benefits from stock-based compensation	28,689	-

Net cash used in financing activities	(3,839,140)	(1,624,564)

Effect of exchange rate changes on cash and cash equivalents	8,111	3,715
Net (decrease) increase in cash and cash equivalents	(2,417,933)	1,665,923

Cash and cash equivalents, beginning of period	9,335,723	7,553,285

Cash and cash equivalents, end of period	$6,917,790	$9,219,208

See Notes (1), (2), (7) and (11) for a summary of noncash investing and financing activities.

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED AUGUST 31, 2006
(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amounts	Capital	Earnings	Income(Loss)	Equity
Balance, November 30, 2005	14,208,486	$14,208	$43,584,229	$-	$877,302	$44,475,739

Net income for the nine months
ended August 31, 2006				1,901,727		1,901,727

Unrealized (losses) on available-for-sale securities					(4,463)	(4,463)
Reclassification adjustment for gain realized
in net income					(8,834)	(8,834)
Foreign currency translation						-
adjustment					145,419	145,419
Stock-based compensation expense			589,060			589,060
Dividends declared			(1,526,484)	(1,901,727)		(3,428,211)
Stock option exercises	47,331	47	219,168			219,215
Tax benefit from exercise of
stock options			28,689			28,689
Common stock issued in connection
with terms of prior year acquisition	103,354	104	580,492			580,596

Balance, August 31, 2006	14,359,171	$14,359	$43,475,154	$-	$1,009,424	$44,498,937

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2005. The consolidated balance sheet at November 30, 2005 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles accepted in the United States of America. The results of operations for the three and nine-month periods ended August 31, 2006 are not necessarily indicative of the results to be expected for the subsequent quarter or the full fiscal year ending November 30, 2006.

Certain prior year amounts in the unaudited consolidated financial statements have been reclassified to conform with the current year presentation. Specifically, effective December 1, 2005, the Company’s Chief Operating Decision Maker - a committee consisting of executive employees and certain Audit Committee members (“CODM”), reviewed the Company’s operations with management, and determined that it operated in one segment, with those operations being in the business of Online Advertising and Media Service Activities. As such, the LEC Billed Product Segment, which was inactive for Fiscal 2005 and Fiscal 2006, was collapsed into the operations of the current business for both Fiscal periods. Additionally, certain salaries originally reported as general and administrative salaries were reclassified based on services provided. As a result of this modification, certain elements of the August 31, 2005 financial statements and notes thereto were reclassified to correlate to the way the CODM currently receives information on the Company’s Online Advertising and Media Services operations. Revenues, gross profit, income from operations, income before provision for income taxes, provision for income taxes and net income for the three and nine-month periods ended August 31, 2005 were not affected by the reclassification resulting from the CODM’s re-assessment of analyzing operations.

The following table sets forth all of the income statement line item components affected by the reclassifications:

	Three months ended August 31, 2005	Reclassifications	As revised
Income Statement
Net revenue	$16,372,442		$16,372,442
Cost of sales	10,757,543		10,757,543
Gross Profit	5,614,899	-	5,614,899

Selling expenses	896,697	418,943	1,315,640
General and Administrative expenses	4,224,282	(418,943)	3,805,339
Bad debt expense	4,634	-	4,634
Income from operations	$489,286	$-	$489,286

	Nine months ended August 31, 2005	Reclassifications	As revised
Income Statement
Net revenue	$46,258,827		$46,258,827
Cost of sales	29,698,662		29,698,662
Gross Profit	16,560,165	-	16,560,165

Selling expenses	2,687,992	968,842	3,656,834
General and Administrative expenses	11,899,661	(968,842)	10,930,819
Bad debt expense	170,241		170,241
Income from operations	$1,802,271	$-	$1,802,271

The income statement reclassifications principally reflect selling salaries which were reclassified from general and administrative expenses based on a current and retroactive study of the respective employee services performed in all periods presented.

Certain reclassifications were made to the income statement presentation previously included in the Company’s Form 10-Q for the six-months ended May 31, 2006 and 2005. Such reclassifications were reversions back to the cost of sale and overhead account allocation groupings that were originally used to report Fiscal 2005 operations. Such revision did not impact income from operations, income before provision for income taxes, provision for income taxes or net income for the three and six-month periods ended May 31, 2005 and 2006.

	Six months
	ended May 31,
	2006	Reclassifications	As revised
Income Statement
Net revenue	$35,986,944	$-	$35,986,944
Cost of sales	19,990,272	2,839,897	22,830,169
Gross Profit	15,996,672	(2,839,897)	13,156,775

Selling expenses	3,210,166	-	3,210,166
General and Administrative expenses	9,725,850	(1,643,694)	8,082,156
Other operating (income) expense	42,630	(42,630)	-
Amortization of intangibles	723,792	(723,792)	-
Depreciation expense	429,781	(429,781)	-
Bad debt expense	94,312		94,312
Income from operations	$1,770,141	$-	$1,770,141

	Six months ended May 31, 2005	Reclassifications	As revised
Income Statement
Net revenue	$29,182,043	$704,342	$29,886,385
Cost of sales	16,646,481	2,294,638	18,941,119
Gross Profit	12,535,562	(1,590,296)	10,945,266

Selling expenses	2,341,194	-	2,341,194
General and Administrative expenses	7,982,961	(857,481)	7,125,480
Other operating (income) expense	(365,355)	365,355	-
Amortization of intangibles	751,924	(751,924)	-
Depreciation expense	346,246	(346,246)	-
Bad debt expense	165,607		165,607
Income from operations	$1,312,985	$-	$1,312,985

During the nine months ended August 31, 2006 and 2005, options for 47,331 shares and 532,477 shares of the Company’s common stock, respectively, were exercised by its employees and directors. Tax benefits of $28,689 and $419,384 in the nine months ended August 31, 2006 and 2005, respectively, resulting from the exercise of these options, were recorded as an increase to additional paid-in capital and a reduction of income taxes currently payable.

Recent Accounting Pronouncements

There have been no material changes to the pronouncements that affect the Company, as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2005.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. FIN 48 clarifies certain provisions of SFAS No. 109 by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A tax benefit from such uncertain tax positions may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have a material impact on its financial statements.

During the nine months ended August 31, 2006, specifically effective December 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). See Notes 2 and 3 for additional disclosure on SFAS 123R.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are included in its Form 10-K for the year ended November 30, 2005. As described above in Note 1 and further described below in Note 3 to its Consolidated Financial Statements, the Company adopted SFAS 123R effective December 1, 2005. During the nine months ended August 31, 2006, there were no other significant changes in the Company’s accounting policies.

Transactions with Major Customers and Other Concentrations

In prior fiscal periods a significant portion of the Company’s revenue was dependent on a limited number of major customers. The Company has been modifying its business methods and practices, including diversification of its revenue drivers, in an effort to diversify its customer base. During the three months ended August 31, 2006, however, a single customer accounted for revenues in excess of 12.5% of the Company’s consolidated net revenue and the Company’s relationship with that customer has since been terminated (See Note 11).

For revenue concentration comparison purposes, the Company’s six largest customers during the nine months ended August 31, 2006 accounted for 7.4%, 7.2%, 7.1%, 3.8%, 2.4% and 2.2% of consolidated net revenues. During the three and nine months ended August 31, 2005, one customer accounted for approximately $2.1 and $5.4 million, or 13.2% and 11.7% of consolidated net revenues, respectively.

During the three and nine months ended August 31, 2006, 7.8% and 9.4% of the Company’s revenue was derived from its proprietary Personals service, iMatchUp.com., as compared to 13.9% and 14.1% of revenue during the comparable prior year’s periods.

Stock-based Compensation

Effective December 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and nine-month periods ended August 31, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after December 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which range from immediate vesting to vesting over a three year period. Prior to the December 1, 2005 adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 3 to the Unaudited Consolidated Financial Statements for a further discussion on stock-based compensation.

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

	Nine Months Ended
	August 31, 2006	August 31, 2005
Supplemental Cash Flow Disclosures
Cash paid during the nine months ended for:
Income taxes paid, net of refunds	$1,352,155	$23,868

Non-cash Investing and Financing Activities

Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. For the nine months ended August 31, 2006 and August 31, 2005, non-cash activities included the following items:

Investing Activities:

Stock Issued in connection with Acquisition (Also see notes 8 and 9)	August 31, 2006	August 31, 2005
Hot Rocket Marketing, Inc. - January 21, 2005		$682,280
Hot Rocket Marketing, Inc. - January 31, 2006 (1)	$580,596

(1) The shares were issued on May 10, 2006.

Non-cash investing activities for marketable securities relating to unrealized gains and losses were $17,454 and $574,531, for the nine months ended August 31, 2006 and 2005, respectively.

3. Stock-Based Compensation

The Company’s shareholder-approved Employee Incentive Plans (the “2006 Plans”) provide for the granting of incentive stock options, non-qualified stock options and the issuance of restricted stock for up to 6,768,430 shares of our common stock. As of August 31, 2006, all Plan activity was for the granting of non-qualified stock options. To date, no incentive stock options have been granted and no restricted stock has been issued. Certain grants have been issued that include performance-based vesting criteria. No performance-based awards have been granted during the nine months ended August 31, 2006. Options have five to ten year contractual terms and generally vest based on 0 to 3 years of continuous service.

The total expense related to the Plans was $115,725 and $589,060, for the three and nine-month periods ended August 31, 2006, respectively. The total related income tax benefit recognized on the income statement was $40,144 and $202,766, respectively.

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

Effective December 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and nine-month periods ended August 31, 2006 included compensation expense for all stock-based compensation awards granted prior to but remained unvested as of, December 1, 2005. Compensation expense was based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123.

Stock-based compensation expense for all stock-based compensation awards granted after December 1, 2005 is based on the grant-date fair value estimated on that date using the Black-Scholes option-pricing model with assumptions noted on the table set forth below under the header “Stock option Valuation and Expense information under SFAS No. 123(R)”. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, for which the Company uses the related weighted-average vesting term. The Company uses an estimated forfeiture rate in the valuation model for the nine-month period ended August 31, 2006. The estimate is based on historical employee option exercise and employee termination experience. The Company has identified separate groups of optionees that exhibit similar option exercise behavior and has considered them as separate groups in the valuation model.

As a result of the Company’s December 1, 2005 adoption of SFAS 123R, the impact to the Company’s Consolidated Financial Statements for the three and nine-month periods ended August 31, 2006 on income before income taxes and on net income for the three and nine-month periods ended August 31, 2006 were reductions of $115,725 and $589,060 and $75,581 and $386,294, respectively, when comparing what results would have been had it continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three and nine-month periods ended August 31, 2006 was less than $0.01 and $0.03 per share, respectively. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

Pro Forma Information under SFAS No, 123

Pro forma information regarding the effect on the net income and basic and diluted income per share for the three and nine-month periods ended August 31, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123, are as follows:

	Three months ended	Nine months ended
	August 31,	August 31,
	2005	2005
Net income	$316,667	$1,647,632
Less: Total stock-based compensation expense determined
under fair value based method, net of related tax effects	(125,539)	(366,305)
Pro forma Net income, as adjusted	$191,128	$1,281,327
Basic earnings per share:
As reported	$0.02	$0.12
Pro forma	$0.01	$0.09
Diluted earnings per share:
As reported	$0.02	$0.12
Pro forma	$0.01	$0.09

Stock Option Valuation and Expense Information under SFAS No. 123(R)

The Company calculated the fair value of each option grant on the date of the grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123(R) using the following assumptions:
	Nine Months Ended
	August 31,	August 31,
	2006 (1)	2005
Expected life (years)	4.82	4.00
Risk-free interest rate	4.47%	3.40%
Expected volatility	109.00%	54.00%
Dividend yield	6.17%	10.70%

(1) The fair value calculation was based on stock options granted during the period. No options were granted during the three months ended August 31, 2006.

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

The expected life of employee and director stock options represents the weighted average of the result of the “simplified” method applied to “plain vanilla” options granted during the period December 1, 2005 to August 31, 2006, all as provided for in Staff Accounting Bulletin No. 107 (“SAB 107”).

The stock-based compensation expense recognized in the consolidated statement of operations for the three and nine-month periods ended August 31, 2006 is based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience. In the Company’s pro forma information required under SFAS no. 123 for the periods prior to December 1, 2005, the Company had established estimates for forfeitures.

During the three and nine-month periods ended August 31, 2006, stock-based compensation expense, net, related to the Plans was allocated as follows:
	Three Months	Nine Months
	Ended	Ended
	August 31,	August 31,
	2006	2006
General and administrative expenses	$115,725	$589,060

Stock-based compensation expense before income taxes	115,725	589,060
Income tax benefit	(40,144)	(202,766)
Total stock-based compensation expense after income taxes	$75,581	$386,294

Stock Options

The status of the Plans during the nine months ended August 31, 2006 was as follows:

	August 31, 2006
			Average
		Weighted	Remaining
		Average	Contractual	Average
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding,
beginning of period	3,140,359	$5.65
Granted	142,500	5.41
Exercised	(47,331)	4.63
Forfeited	(51,167)	5.82
Options outstanding,
end of period	3,184,361	5.65	5.5	$1,483,059

Vested and expected to
vest at August 31, 2006	3,174,536	5.65	5.5	$1,478,483
Exercisable at August 31, 2006	2,761,181	$5.49	5.5	1,484,725

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on August 31, 2006, the last trading day of the third quarter of Fiscal 2006, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on August 31, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the nine months ended August 31, 2006 was $62,782. Total fair value of options vested and expensed was $386,294, net of tax, for the nine months ended August 31, 2006. The weighted-average grant-date fair value of options granted during the nine months ended August 31, 2006 was $3.14.

A summary of the status of the Corporation’s nonvested shares as of August 31, 2006, and changes during the nine months ended August 31, 2006 is set forth below:

	August 31, 2006

		Weighted
		Average
Nonvested	Number of	Grant-date
Shares	Shares	Fair Value
Nonvested Options outstanding,
beginning of period	568,852	$1.39
Granted	142,500	3.14
Vested	(280,169)	2.07
Forfeited	(8,003)	1.39
Nonvested Options outstanding,
end of period	423,180	1.58

As of August 31, 2006, there was $301,140 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 7.5 months, to be expensed through the first quarter of the fiscal year ending November 30, 2009.

The following table summarizes information about the Company’s stock options outstanding at August 31, 2006:

		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	of shares	Contractual	Exercise	of shares	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$1.72-$2.50	219,797	4.5	$2.34	219,797	$2.34
$2.63-$3.85	288,083	5.4	3.15	288,083	3.15
$4.22-$6.22	1,792,481	5.3	5.62	1,605,969	5.60
$6.35-$9.38	846,500	5.9	7.12	609,832	7.07
$11.31-15.57	37,500.1		12.67	37,500	12.67

$1.72-$15.57	3,184,361	5.4	$5.65	2,761,181	$5.49

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the weighed average assumptions included on the table above, under the header “Stock Based Option Valuation and Expense Information under SFAS 123(R)”.

4. Earnings Per Share

  The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2006	2005	2006	2005
Denominator:
Denominator for basic earnings per share-
weighted average shares	14,359,171	14,113,756	14,286,215	13,900,985
Effect of dilutive securities:
Stock options	188,396	333,529	196,909	390,809
Denominator for diluted earnings per share-
adjusted weighted average shares	14,547,567	14,447,285	14,483,124	14,291,794

Options to purchase 2,212,650 and 2,017,651 shares of common stock for the three months ended August 31, 2006 and 2005, respectively, and 2,212,650 and 1,652,101 for the nine months ended August 31, 2006 and 2005, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

5. Comprehensive Income (Loss)

The Company presents foreign currency translation adjustments and unrealized gains and losses on its marketable securities (net of tax, when applicable) as a component of “comprehensive income (loss)” and are presented below:

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2006	2005	2006	2005
Net income	$842,048	$316,667	$1,901,727	$1,647,632

Other comprehensive income (loss) , net of tax:
Foreign currency translation adjustment	(11,287)	136,779	145,419	(10,312)
Unrealized (loss) gain from available-for-sale
securities, arising during the period, net of
income taxes of ($4,135) and ($14,066) for August 31, 2006 and
$-0- for August 31, 2005	(23,910)	70,759	(4,463)	10,735
Add: reclassification adjustments for gains realized in
net income, net of tax effect of $-0- for the
nine months ended August 31, 2006, and
$224,684 for the nine months ended
August 31, 2005	-	-	(8,834)	(360,584)

Comprehensive income	$806,851	$524,205	$2,033,849	$1,287,471

6. Advertising and Marketing

The Company’s advertising and marketing costs, incurred in the advertising and marketing of the Company’s and its clients’ products, services and promotional offers, have historically been comprised of the costs associated with the purchase of online consumer data (including registered users to the Company’s websites), the costs associated with the transmission of email marketing messages by external third-party vendors, and all other costs of sales incurred in the our marketing activities. During the period July 1, 2004 to August 31, 2006, pursuant to the acquisition of SendTraffic.com, Inc., the Company included the costs of its search engine marketing optimization activities in its advertising and marketing cost accounts. Furthermore, during the period January 21, 2005 to August 31, 2006, pursuant to the acquisition of Hot Rocket Marketing, Inc., the Company included the costs of direct purchases of online advertising space, which is resold on a performance return basis. All above referenced costs are charged to operations (1) at the time of the email transmission, (2) upon receipt of the qualified consumer data, (3) at the time the search engine marketing optimization liability is incurred, and/or (4) at the time the online advertising space is purchased, respectively, and all are included as components of the Company’s cost of sale accounts.

Total advertising and marketing costs included in cost of sales for the three months ended August 31, 2006 and 2005 were approximately $12.6 million and $10.8 million, respectively, and for the nine months ended August 31, 2006 and 2005 were approximately $35.4 million and $29.7 million, respectively.

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

In addition to the initial purchase price of the acquisition, the Company agreed to pay Hot Rocket a contingent purchase price of up to $12.5 million if Hot Rocket generates an aggregate of $27 million in EBITDA (as quantified in the Agreement) over the four year period following the closing. In accordance with the terms of the acquisition agreement, for the period February 1, 2005 to January 31, 2006, the Company was liable for a combined additional purchase price payment of $1.467 million, which has been settled by a cash payment of approximately $0.886 million made on May 9, 2006, and an issuance of 103,354 shares on May 10, 2006 (then having a fair market value of approximately $0.581 million). Future contingent payments made, if any, will be treated as additional purchase price and included as an addition to goodwill.

At August 31, 2006, the Company was not able to determine if it is probable that the second anniversary tier of contingent payment will be attained within the second measurement period, which ends January 31, 2007. As of August 31, 2006, based on the lack of absolute certainty as to the second anniversary additional purchase price liability, the Company has not recorded any additional contingent payments at this time.

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

8. Goodwill and Identifiable Intangibles Assets

The gross carrying value of goodwill and the gross carrying value and accumulated amortization of other intangibles are as follows:

	As of August 31, 2006		As of November 30, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Unamortized intangible assets:
Goodwill	$7,940,872		$6,426,336

Amortizable Intangible Assets:
GroupLotto identifiable intangibles:
GroupLotto Site Brand Recognition	$722,922	$722,922	$722,922	$630,808
GroupLotto Database	433,754	433,754	433,754	378,486
Intellectual Property Assets	289,169	289,169	289,169	252,323
Marketing Right License Fee	259,415	118,444	252,915	80,590

Infiknowledge identifiable intangibles:
Internet Game Suite	277,612	261,002	263,241	207,717
Intellectual Property Assets	208,206	195,748	197,430	155,788
Market Position Acquired	231,340	217,498	219,367	173,098

Thanksmuch identifiable intangibles:
Profiled customer data	50,000	50,000	50,000	50,000
Restrictive Covenants	10,000	10,000	10,000	8,878

SendTraffic identifiable intangibles:
Restrictive Covenants	523,109	372,359	523,109	221,609
Software	963,951	642,534	963,951	420,118

Hot Rocket identifiable intangibles
Restrictive Covenants	569,394	183,788	569,394	98,379
Software	1,012,257	544,557	1,012,257	291,492

Total amortizable intangible assets	$5,551,129	$4,041,775	$5,507,509	$2,969,286

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

The future Online Media and Advertising Service activities intangible amortization expense for the next five fiscal years is estimated to be as follows:

	2006	2007	2008	2009	2010

GroupLotto Identifiable Intangible amortization:
Site Brand Recognition	$-	$-	$-	$-	$-
Database	-	-	-	-	-
Intellectual Property Assets	-	-	-	-	-
Licenses	18,521	66,645	45,805	10,000	-

Total Group's amortization	$18,521	$66,645	$45,805	$10,000	$-

Infiknowledge Identifiable Intangible amortization:
Internet Game Suite	13,880	1,787	525	418	$-
Intellectual Property Assets	10,410	1,341	394	313	-
Market Position Acquired	11,567	1,489	437	349	-
Total Group's amortization	$35,857	$4,617	$1,356	$1,080	$-

ThanksMuch Identifiable Intangible amortization:
Restrictive Covenants	$-	$-	$-	$-	$-

Total Group's amortization	$-	$-	$-	$-	$-

SendTraffic Identifiable Intangible amortization:
Restrictive Covenants	$50,249	$100,501	$-	$-	$-
Software	74,139	234,897	12,380	-	-

	$124,388	$335,398	$12,380	$-	$-

Hot Rocket Identifiable Intangible amortization:
Restrictive Covenants	$28,471	$113,879	$113,879	$113,879	$15,498
Software	84,355	337,419	45,927	-	-

	$112,826	$451,298	$159,806	$113,879	$15,498
Summary of Identifiable Intangibles:
GroupLotto:	$18,521	$66,645	$45,805	$10,000	$-
Infiknowledge:	$35,857	$4,617	$1,356	$1,080	$-
ThanksMuch:	$-	$-	$-	$-	$-
SendTraffic:	$124,388	$335,398	$12,380	$-	$-
Hot Rocket:	$112,826	$451,298	$159,806	$113,879	$15,498

Totals	$291,592	$857,958	$219,347	$124,959	$15,498

9. Income Taxes

The Company’s income tax provision for the three and nine months ended August 31, 2006 was approximately $971,000 and $1,849,000, respectively, and includes $1,029,000 and $1,838,000 of expense related to the current year’s three and nine month operations and approximately ($58,000) and $11,000 of period tax (benefit) expense related to (decreases) increases in the Company’s estimates related to tax audits.

The Company’s income tax provision for the three and nine months ended August 31, 2005 was approximately $262,000 and $1,184,000, respectively, and includes $213,000 and $1,044,000 of expense related to the current year’s three and nine month operations and approximately $47,000 and $140,000 of period expense related to an increase in the Company’s estimates related to tax audits.

The effective income tax rate for the three and nine months ended August 31, 2006 was 53.5% and 49.3%. This differs from the Company’s estimated annual effective income tax rate of 30.0% as recognized in the fiscal year ended November 30, 2005, due primarily to permanent differences between book and taxable income and adjustments to our tax audit reserves during the three and nine months ended August 31, 2006, and other items described below. During the fiscal year ended November 30, 2005, the Company closed out certain state tax audits, where the final settlement was less than that which was accrued, and the effective rate for Fiscal 2005 reflected such benefit.

Estimated Annual Effective Income Tax Rate. The estimated annual effective income tax rate for 2006 differs from the U.S. federal statutory income tax rate of 34% as follows:

	Fiscal Year 2006 (1)	Fiscal Year 2005 (2)
Income tax expense at U.S. federal statutory rate	34.0%	34.0%
State income taxes, net of U.S. federal impact	3.0%	0.6%
Impact of foreign operations	-3.0%	0.3%
Change in valuation allowance	12.8%	0.0%
Increase (decrease) in tax contingencies	0.3%	-7.7%
Other, including non-deductible expenses	2.2%	2.8%

	49.3%	30.0%

(1)	Estimated annual effective income tax rate for the year ending November 30, 2006.

(2)	Annual effective income tax rate for the year ended November 30, 2005.

The “State income taxes, net of U.S. federal impact” item above primarily reflects state income-based taxes, and to a lesser degree franchise tax and minimum tax expense, net of related federal benefit which the Company expects for the year. The Company currently has a significant valuation allowance against state net operating loss carryforwards.

10.Litigation

         We are subject to legal proceedings, lawsuits and other claims, brought by: (1) consumers of our products and services; (2) our clients; (3) consumers of our clients' products and services; and (4) others bringing claims that arise in the normal course of our business. Legal proceedings are subject to numerous uncertainties rendering the prediction of their outcome difficult. As a result of such uncertainty, we are unable to estimate the ultimate outcome of any of the subsequently mentioned claims, and, accordingly, no provision for loss has been recorded. We believe that individually, and in the aggregate, the ultimate settlement of the subsequently mentioned claims, if any, should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

DADA USA INC. f/k/a DADAMobile Inc. v. Q121 Inc. d/b/a MSFOCUS and Banca Intesa SpA

In September 2006, DADA USA Inc. (“Dada”) filed this action in Supreme Court of the State of New York, New York County (Index No. 603365/06).

The action related to a marketing agreement between Dada and Q121 Inc., our subsidiary. Dada alleges, inter alia, that Q121 Inc. breached the agreement by using unapproved advertisements or failing to prevent sub-publishers from using approved ads in an unapproved manner or misappropriating confidential information or diverting customers; and that it engaged in unfair competition.

Dada also sought to enjoin Q121 Inc. from drawing down on a letter of credit which had secured Dada’s performance under the agreement. The court denied Dada’s application for a temporary restraining order, the issuing bank paid the full letter of credit, and Dada has withdrawn the request for a preliminary injunction.

We believe that there is no merit to Dada’s claims and intend vigorously to defend the action.

Hatton v. Prize America/Prize Distributors

It has come to our attention that in or about October 2005 Brandon Hatton filed a pro se action in the U.S. District Court, Middle District of Tennessee (No. 05 CV 00073) and was also granted permission to proceed in forma pauperis. The complaint alleges that sometime between June 2002 and July 2004 the plaintiff won a prize, that defendant failed to pay/deliver, and claimed damages of $91 million. The request for relief was later amended to $391 million.

On October 3, 2006 a docket entry reading “Summons Returned Unexecuted by Brandon D. Hatton as to Prize America/Prize distributors” was made by the clerk of the court.

We believe that there is no merit in this claim and, in the event process in this case is properly served, we intend vigorously to defend the action.

11. Subsequent Events

On October 9, 2006, the Company’s Board of Directors declared a dividend of $0.08 per share on the outstanding shares of the Company’s common stock for the quarter ended August 31, 2006. Such dividend is payable on or about November 10, 2006 to holders of record of such shares at the close of business on November 1, 2006. The Company can give no assurance that its Board will declare any dividends in future fiscal periods. Any further declarations will depend upon the Company’s performance, the level of its then current and retained earnings, if any, available capital and projected capital requirements necessary for operations, and other pertinent factors. You should not rely on any prior approvals of the Company’s Board as an indicator of its intent to approve the declaration of any dividends in the future.

In September 2006, Dada, a wireless customer of the Company since February 2006, terminated its relationship with the Company and commenced an action against the Company (see Note 10, above). Sales to Dada represented 12.5% and 7.3% of our consolidated revenues for the three and nine-month periods ended August 31, 2006, respectively. Although the Company is optimistic that the development of its own mobile service offerings will strengthen its revenues in this area, there is no assurance that the Company will be able to replace such revenues in the next fiscal quarter which, when coupled with carrier imposed marketing and advertising restrictions, may result in a decrease in net revenues and income from operations in such quarter when compared, sequentially, to the quarter ended August 31, 2006.

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

Overview

We are a leading Interactive media and marketing company that provides complete end-to-end marketing solutions for our clients, which include advertisers, direct marketers, and agencies, seeking to increase sales and customer contact through online and mobile marketing channels. The services we offer include; Search Engine Marketing, Search Engine Optimization email marketing, affiliate marketing, lead generation, creative, development and hosting solutions. We own and operate customized websites and/or web pages to facilitate consumer transactions for our clients. We generate revenue for our clients primarily on a performance-based model, under which we record revenue upon the successful delivery to our client of a qualifying lead, customer, survey, completed application, ultimate sale or the delivery of some other measurable marketing benefit.

In addition to generating customers, sales and leads for our advertising clients; we use this media platform for our own services. We also generate revenue directly from consumers through our “direct-to-consumer” business, which includes our online personals websites as well as our mobile services.

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

In addition to the initial purchase price of the acquisition, we agreed to pay Hot Rocket a contingent purchase price of up to $12.5 million if Hot Rocket generates an aggregate of $27 million in EBITDA (as quantified in the Agreement) over the four year period following the closing. In accordance with the terms of the acquisition agreement, that for the period February 1, 2005 to January 31, 2006, we are liable for a combined additional purchase price payment of $1.467 million, which has been settled by a cash payment of approximately $0.886 million made on May 9, 2006, and an issuance of 103,354 shares issued on May 10, 2006 (then having a fair market value of approximately $0.581 million). Future contingent payments made, if any, will be treated as additional purchase price and included as an addition to goodwill.

At August 31, 2006, we determined that at the current rate of growth recognized by Hot Rocket, it is probable that the second anniversary tier of contingent payment will be attained within the second measurement period, which ends January 31, 2007. As of August 31, 2006, based on the lack of absolute certainty as to the second anniversary additional purchase price liability, we have not recorded any additional contingent payments at this time.

We made one asset acquisition in each of Fiscal 2004 and 2005. The productive assets acquired through these asset acquisitions accounted for approximately $6.9 million and $21.3 million of our consolidated revenues, and approximated 38% and 35% of consolidated revenues during the three and nine months ended August 31, 2006 when compared to $4.6 million and $11.1 million during the prior year’s comparable periods, which approximated 25% and 29% of consolidated revenues. Such asset acquisitions are described in more detail below, and further described in the preceding notes to the August 31, 2006 unaudited consolidated financial statements included herein.

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

Online Advertising and Media Services

We own and operate a variety of Internet websites featuring specialized content such as online dating, downloadable ring-tones, wall-paper and music, recipes, greeting cards, automobile information, DVD promotions, and other theme based content. We generate traffic to our websites from advertising on third-party Internet media (e.g., search engines, email and banner advertisements) and through cross-marketing within our own online media. Our Web properties and our marketing activities utilize proprietary technologies to generate real-time response-based marketing results for our advertising clients. When visiting our online properties, consumers are given the opportunity to purchase, sign-up for, ask to be contacted regarding, or simply indicate an interest in, hundreds of offers for various products and services. Specifically, through these interactive Web properties we generate a variety of transactional results ranging from (a) Web traffic, (b) inbound telemarketing calls, (c) outbound telemarketing leads, (d) demographically/psychographically profiled lists of consumers, (e) highly-targeted customized response-based leads, (f) completed applications for products, and (g) sales of our clients’ products and services.

Online Advertising - Website Advertising

We own and operate a variety of websites with a broad range of content. Virtually all of our websites generate revenue from client advertisements. The advertisements are served across all of our websites using our internally developed technology that serves ads to websites using an algorithm that takes into account a number of factors including information supplied by the visitor upon registration (e.g., gender, age and zip code), as well as the price paid by our customer to serve the advertisement.

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

We own and operate several other websites such as Q121, Inc., Music of Faith.com, AtlasCreditGroup.com, TheBargainSpot.com, AltasAutomotiveGroup.com, EZGreets.com, GameFiesta.com, PrizeAmerica.com and LoveFreeGames.com. Each of these sites is designed for a specific consumer interest category that we matched with client promotions that appeal to such interest category.

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

Personals

We introduced several new business units during the past three fiscal years, and continued to expand a portion of these new business units in Fiscal 2005, specifically our online Personals program conducted over the Internet. The Personals business is designed as a monthly recurring billing program, with various memberships to our Personals program, iMatchUp.com. Revenue from our Personals business is generated by directly billing consumers.

Internet Game Development

Our Canadian subsidiary, Infiknowledge, ULC, performs work-for-hire services in the production of Internet games for third party vendors, and participates in royalties related to the development, launch and successful commercialization of such Internet games.

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

Segment Information

In classifying the financial information for our operating activities, we rely primarily upon the evaluations of the chief operating decision maker (CODM) and executive management in deciding how to allocate our resources and assess our performance. Disclosure is also required about products and services, geographic areas and major customers. We operate in one segment, Online Advertising and Media Services. At December 1, 2005, management realigned the way we view operations and modified the format that we distribute reports and information to the CODM. In accordance with such realignment, the LEC Billed Products and Services segment, which was principally inactive from the period December 1, 2004 to present, was removed as a separate segment from its CODM reporting and, therefore, our financial disclosure. For the August 31, 2006 and 2005 three and nine-month periods, the terminated LEC segment’s operating-activity was included on our Online Advertising and Media Services Activities, specifically as a component of Online Advertising in the unaudited consolidated statements of income for all periods presented. The three-month and nine-month periods ended August 31, 2006, included $505,000 of legacy revenue from reserve releases from our LEC service bureaus, we do not anticipate future reserve releases, if any, will represent material amounts.

We sell services and not products and, correspondingly, do not carry inventory.

We had revenue from our Canadian-based subsidiary of approximately $774,000 and $432,000 during the nine months ended August 31, 2006 and 2005, respectively. The primary role of the Canadian subsidiary is to support back office data operations and does not directly contribute significant amounts to consolidated net income. The majority of the Canadian subsidiary’s outlays are related to the generation of our revenues. Correspondingly we classify them within the appropriate categories of cost of sales.

RESULTS OF OPERATIONS

The following is a discussion of our results of operations for the three and nine-month periods ended August 31, 2006 and August 31, 2005. It should be read in conjunction with our Form 10-K as filed for the year ended November 30, 2005, the notes thereto and other financial information included elsewhere in this report.

THREE MONTHS ENDED AUGUST 31, 2006 AND 2005

Our net revenues, and the disclosure of our revenue components, for each of the three months ended August 31, 2006 and August 31, 2005, are detailed in the following table:

Net Revenue Components
Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%
Online Advertising	$13,688,990	$11,296,434	$2,392,556	21%
Search Engine Marketing	4,117,887	2,586,971	1,530,916	59%
Personals	1,531,465	2,282,112	(750,647)	-33%
Internet game development	360,541	206,925	153,616	74%
Consolidated totals	$19,698,883	$16,372,442	$3,326,441	20%

Net Revenue increased approximately $3.3 million, or 20%, to $19.7 million for the three months ended August 31, 2006, from $16.4 million in the prior year’s comparable period. The Online Advertising and Media Service activities’ core business grew organically, primarily driven by increased revenues from Search Engine Marketing services ($1.5 million increase, or 59%) and increased revenues from Online Advertising ($2.4 million increase, or 21%), which included an increase in our resale on a performance basis of Internet Media Advertising ($2.6 million, or 23%), and a combined increase in our Web Advertising, Email Marketing Programs and Data sales and rentals of approximately $1.8 million, or 20%. Approximately $2.2 million of the net revenue for the Online Advertising activities in the third quarter was derived from one customer which terminated its relationship with the Company in the fourth quarter and, while the Company is optimistic that the development of its own mobile service offerings will strengthen its revenues from these activities, there is no assurance that the Company will be able to replace those revenues in the fourth quarter which, coupled with carrier imposed marketing and advertising restrictions, may result in a decrease in net revenues and income from operations in such quarter when compared, sequentially, to the quarter ended August 31, 2006.

Internet Game Development revenues approximated $0.4 million, for an approximate $0.153 million increase, or 74%. Search Engine Marketing service revenue increased as a result of our increased focus on our Online Advertising and Media revenue source and is a result of our 2004 acquisition of SendTraffic, Inc. Increases in costs and overhead for the Search Engine Marketing business has caused decreased contributions from such activity to consolidated income from operations. The increased revenue from Online Advertising includes the performance based resale of Internet Media, and is the result of our January 2005 acquisition of Hot Rocket Marketing, Inc. (“Hot Rocket”) and our post acquisition focus on expanding that subsidiary’s contribution to increased consolidated revenues. The above referenced increases were offset by declines in: (a) email marketing program revenue, which declined approximately $0.5 million, or 21%, resulting from declines in the delivery rates of our email marketing offers; and (b) data sale and rental revenue declines of $0.6 million, or 62%, which resulted from the shift in our business, where our increased reliance on Search Engine Marketing and Internet Advertising Revenue generates a smaller amount of data that would otherwise become available for sale and rental purposes.

  Our Personals business, the iMatchUp.com dating sites, recognized a revenue decline of approximately $0.7 million, or 33%, as a result of declining customer enrollments.

  The increase in Internet game development was attributable to several successful games brought to market by our development partners.

 Revenues were positively impacted by $0.5 million in collections from the release of LEC reserves during the three months ended August 31, 2006. These reserves were held by unrelated third party service bureaus and were recorded as contra revenue when withheld in prior fiscal periods. The LEC reserve release was included as a component of Online Advertising revenue shown above. We do not anticipate future reserve releases, if any, will represent material amounts.

Our cost of sales during the three months ended August 31, 2006 and August 31, 2005 were comprised of direct and indirect marketing costs associated with the acquisition and retention of consumers for our Online Advertising and Media Service activities’ marketing programs, and includes direct response email marketing costs (including related salaries, depreciation and amortization costs), website registrations costs, the cost of customer profiles, other customer acquisition costs, search engine marketing costs, and the related contingent-based sweepstakes indemnification expense.

The cost of sales, and the disclosure of the components of cost of sales, for each of the three-month periods ended August 31, 2006 and August 31, 2005, are set forth below:

Cost of Sale Components
Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	August 31,	August 31,	Inc (Dec)	Inc (Dec)
	2006	2005	$$$	%%%
Online Advertising	$7,939,783	$6,837,396	$1,102,387	16%
Search Engine Marketing	3,290,616	2,152,705	1,137,911	53%
Personals	1,233,344	1,702,441	(469,097)	-28%
Internet game development	113,162	65,001	48,161	74%
Consolidated totals	$12,576,905	$10,757,543	$1,819,362	17%

Cost of sales on a consolidated basis increased $1.8 million, or 17%, to $12.6 million for the three months ended August 31, 2006, from $10.8 million in the comparable prior year period.

The significant factor contributing to the increase in consolidated costs of sales was related to a net increase of approximately $1.1 million in costs incurred in the generation of increased Search Engine Marketing revenues. The Online Advertising component recognized a net increase of approximately $1.1 million, or 16%, and was comprised of: increases in purchases of online advertising space of $1.2 million, or 91%, as a result of our January 2005 acquisition of our Hot Rocket subsidiary (which makes direct purchases of online advertising space, that is resold on a performance basis), and increases in website advertising registrations ($0.7 million or, 59%), offset by a decline in third party email vendor costs of approximately $0.1 million, or 34%.

In our Personals business, costs incurred in the acquisition of new customer profiles decreased $0.5 million, or 28%. The decrease in customer profile cost correlates to our decreased emphasis on the acquisition of new enrollments during the three months ended August 31, 2006. The cost of enrollment escalation, coupled with a decline in the billable life of existing customers, caused us to decrease our spending budget for the Personals business. We continue our focus of maximizing current customer billable lifetime.

The increase in Search Engine Marketing cost correlates to our increased focus on growing our search engine marketing business, as well as using our in-house search engine marketing firm to generate revenues for our other Online Advertising and Media Service activity revenue components.

Our gross profit in terms of dollars, and our gross profit percentage, for each of the three-month periods ended August 31, 2006 and 2005, are set forth below:

Gross Profit Components
Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	August 31,	August 31,	Inc (Dec)	Inc (Dec)
	2006	2005	$$$	%%%
Online Advertising	$5,749,207	$4,459,038	$1,290,169	29%
Search Engine Marketing	827,271	434,266	393,005	90%
Personals	298,121	579,671	(281,550)	-49%
Internet game development	247,379	141,924	105,455	74%
Consolidated totals	$7,121,978	$5,614,899	$1,507,079	27%

Gross Profit Components
Online Advertising and Media Service Activities

			Absolute	Relative
	Three Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2006	2005%%%		%%%
Online Advertising	42.0%	39.5%	2.5%	6.4%
Search Engine Marketing	20.1%	16.8%	3.3%	19.7%
Personals	19.5%	25.4%	-5.9%	-23.4%
Internet game development	68.6%	68.6%	0.0%	0.0%
Consolidated totals	36.2%	34.3%	1.9%	5.4%

Consolidated Gross Profit ("gross margin") as a percentage of net revenue was 36.2% during the three months ended August 31, 2006, compared to 34.3% in the prior year’s comparable period, representing 1.9% absolute improvement and a relative improvement of 5.4% when compared to the prior year’s comparable period.

Gross margin was positively impacted by the $0.5 million in LEC reserve collections previously mentioned in the revenue discussion above, and accounted for 1.7% of the consolidated absolute margin improvement. This was an isolated event and is not expected to reoccur in future fiscal periods. After adjustment for the LEC reserve benefit, included in reported gross margin, we recognized a relatively stable consolidated gross profit percentage which is primarily attributable to the increased margins recognized in our Search Engine Marketing businesses, based on higher key-word productivity recognized in the third quarter (the current nine month period recognized a decline), offset by declines in the gross margin realized on our Personals business. The Personals business gross margin declined as a result of the combination of declining rates and increased costs of new customer acquisitions and declining rates of retention of existing customers. Both of these factors more than offset the benefits recognized from declines in marketing costs expended for new customers, when comparing the two periods.

Our Selling Expenses for each of the three months ended August 31, 2006 and August 31, 2005 are presented in the tables set forth below:

Selling Expense Components
Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%
Fee share commissions	$633,994	$607,587	$26,407	4%
Selling salaries and related costs	793,159	651,912	141,247	22%
Travel, entertainment, shows, other	46,146	56,141	(9,995)	-18%
Consolidated totals	$1,473,299	$1,315,640	$157,659	12%

Selling expenses, on a consolidated basis, increased approximately $0.2 million, or 12%, to $1.5 million during the three months ended August 31, 2006 from $1.3 million during the three months ended August 31, 2005. The primary increase in selling expenses was related to increases in selling salaries and related costs of $0.141 million as a result of increased sales commissions earned during the three months ended August 31, 2006 (on total revenues of $19.7 million) when compared to the three months ended August 31, 2005 (on total revenues of $16.4 million). Additionally, the increase resulted from an approximate $26,400, or 4% increase in fee share commissions correlating to a slight increase in the reliance on third party databases used to generate our email marketing program revenues. We are the primary obligor to the third party list owner and bear the responsibility of payment to the list owner regardless of whether our client pays us in the case of email marketing program based fee share arrangements.

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

Our General and Administrative Expenses for the three months ended August 31, 2006 and 2005 are presented in the table set forth below:

General and Administrative Expense Components
Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%
Compensation and related costs	$2,420,645	$2,351,486	$69,159	3%
Professional fees	293,222	452,109	(158,887)	-35%
Insurance costs	240,367	231,173	9,194	4%
Occupancy and equipment costs	119,474	102,429	17,045	17%
Depreciation and amortization	357,108	368,223	(11,115)	-3%
All other miscellanous G&A expenses	469,035	299,919	169,116	56%

Consolidated totals	$3,899,851	$3,805,339	$94,512	2%

General and Administrative expenses ("G&A") on a consolidated basis increased approximately $0.1 million, or 2%, when comparing G&A of $3.9 million for the three months ended August 31, 2006 to G&A of $3.8 million incurred during the three months ended August 31, 2005. The net increase was attributable to combined increases in compensation costs and miscellaneous G&A of approximately $0.2 million, offset by a decline in professional fees of approximately $0.1 million.

The increase in compensation costs was primarily attributable to stock-based compensation costs of approximately $0.1 million resulting from our December 1, 2005 adoption of SFAS 123R.

Feder, Kaszovitz, Isaacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, was a member of our Board of Directors from inception through August 25, 2006. We incurred approximately $30,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended August 31, 2006. We incurred approximately $377,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended August 31, 2005.

Bad Debt Expense Components
Online Advertising and Media Services

	Three Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%
Online Advertising	$66,580	$4,634	$61,946	1337%
Search Engine Marketing	13,420	-	13,420	100%
Personals	-	-	-	0%
Internet game development	28	-	28	100%

Consolidated totals	$80,028	$4,634	$75,394	1627%

Bad Debt expense increased by approximately $75,000 when comparing the three months ended August 31, 2006 with the three months ended August 31, 2005. The current quarter’s bad debt expense includes a $70,000 reduction in bad debt attributable to a favorable litigation settlement reached in the second quarter which resulted in a recoup of previously written off receivables. Additionally, we increased our bad debt reserves for a percentage of the balance of the uncollected receivable related to the significant customer mentioned in our Subsequent Event Note (approximately $100,000) included in our unaudited financial statements, as well as other smaller receivable balances (approximately $50,000) as of August 31, 2006. Our allowance for bad debts results from our assessment of the risk of collection embedded in our customer base as described below.

We continuously evaluate the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition or bankruptcy filings of our customers. Not all of our customers are publicly traded, or otherwise make available detailed financial information. Therefore, there are limits placed on our ability to draw information from financial filings. As a result of our review process, we record adjustments to bad debt provisions/(recaptures and recoveries) to reflect the related accounts receivable carrying amount to amounts that estimate their probable realizable value. Provisions for bad debts are also recorded resulting from the review of other factors, including (a) length of time the receivables are past due, and (b) historical experience, and other factors obtained during collection efforts. If circumstances related to specific customers change, our estimates for bad debt provision/ (recaptures and recoveries) could be further increased or decreased in future fiscal periods.

OTHER NON-OPERATING INCOME (EXPENSE)

The components of our "Other non-operating income (expense)" are set forth below:

OTHER NON-OPERATING INCOME (EXPENSE)

	Three Months Ended		Change	Change
Other non-operating	August 31,	August 31,	Inc(Dec)	Inc(Dec)
income (expense):	2006	2005	$$$	%%%
Interest income and dividends	$277,972	$217,901	$60,071	28%
Realized gains on sale of
marketable securities	12,854	-	12,854	100%

Other non-operating income:
Other miscellaneous
income (expense)	2,821	(1,041)	3,862	371%
Foreign Currency Exchange Rate
Fees and interest expense	(5,826)	(1,748)	(4,078)	233%
Minority interest (income)	(144,000)	(125,825)	(18,175)	14%

Total other non-operating
income:	$143,821	$89,287	$54,534	61%

Consolidated Other Non-operating Income (Expense) increased approximately $54,000, from approximately $89,000 for the three months ended August 31, 2005, to approximately $143,000 for the three months ended August 31, 2006.

The material factors contributing to the net increase are set forth in the above table are as follows:

(a)	Interest income increased approximately $60,000, or 28%, as the result of more favorable rates available during Fiscal 2006 as compared to Fiscal 2005.

(b)	Realized gains on the sale of marketable securities were approximately $13,000 while the three months ended August 31, 2005 did not include any dispositions of marketable securities.

(c)	The above-referenced increases were offset by a decrease of $18,000 in the Minority Interest resulting from our EZTracks partnership with Madacy Entertainment.

MINORITY INTEREST

During January 2005, we entered into an agreement with Madacy Entertainment, through a newly created partnership, EZTracks LP, to market and promote EZTracks.com, our web destination consisting of approximately 30,000 downloadable songs covering a wide array of musical genres. We, through a wholly-owned subsidiary, own 50.7% of the partnership and are responsible for managing the operations of the business, including generating traffic to the website, as well as selling advertising on the site. Madacy Entertainment, through its wholly-owned subsidiary, owns 49.3% of the partnership and provides its inventory of music and an extensive library of music licensed from other parties. Madacy has limited involvement with certain aspects of operations. The results of operations for the three months ended August 31, 2006 and August 31, 2005 include the fully consolidated results of EZTracks LP with minority interest established to reflect Madacy’s ownership share of the partnership’s operating results for such periods.

The following table summarizes the results of EZTracks for the periods indicated below:

	Three Months		Three Months
	Ended		Ended		Change	Change
	August 31,		August 31,		Inc(Dec)	Inc(Dec)
	2006		2005		$$$	%%%
Net Revenues	$2,749,151		$2,267,880		$481,271	21%
Cost of Sales	2,424,109		2,010,840		413,269	21%
Gross Profit	325,042		257,040		68,002	26%
General and
Administrative Expenses	32,952		218		32,734	100%
Net Income	$292,090	(1)	$256,822	(1)	$35,268	14%
Minority interest	$144,000	(2)	$125,825	(2)	$18,175	14%

(1) All items are included in our Online Advertising and Media Service activities

(2) Represents Madacy Entertainment's 49.3% minority interest

PROVISION FOR INCOME TAXES

Quarterly income taxes are calculated in accordance with the interim financial reporting requirements as set forth in the Accounting Principal Board’s Opinion 28, as amended by SFAS 109. The pronouncements consider interim quarterly periods as an integral part of the annual period, with interim quarterly tax periods reflecting the estimated annual effective tax rate. We believe that we have adequately provided for tax-related matters. We are subject to examination by taxing authorities in various jurisdictions. Matters raised upon audit may involve substantial amounts of tax. Management considers it unlikely that future audits of any open audit year (if at all) would have a material adverse effect upon our consolidated financial statements.

Our income tax provision for the three months ended August 31, 2006 was approximately $971,000, which includes $1,029,000 of tax expense related to current year operations and approximately ($58,000) of period benefit related to a decrease in our estimates for potential tax audits.

The effective rate relationship of 53.5% differs from our effective rate of 45.3% recognized during the three months ended August 31, 2005. The rate reconciliation is attributable to the impact of taxes related to foreign operations. During the three and nine-month periods ended August 31, 2006, we changed our estimate as to how certain foreign taxes are to be expensed domestically that were previously treated as being available for foreign tax credit treatment.

NINE MONTHS ENDED AUGUST 31, 2006 AND 2005

Our net revenues, and the disclosure of our revenue components, for each of the nine months ended August 31, 2006 and August 31, 2005, are detailed in the following table:

Net Revenue Components
Online Advertising and Media Service Activities

	Nine Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%
Online Advertising	$37,348,813	$33,095,325	$4,253,488	13%
Search Engine Marketing	12,334,262	6,230,260	6,104,002	98%
Personals	5,228,331	6,500,927	(1,272,596)	-20%
Internet game development	774,421	432,315	342,106	79%

Consolidated totals	$55,685,827	$46,258,827	$9,427,000	20%

Net Revenue increased approximately $9.4 million, or 20%, to $55.7 million for the nine months ended August 31, 2006, from $46.3 million in the prior year’s comparable period. The Online Advertising and Media Services activities’ core business grew organically, primarily driven by increased revenues from Search Engine Marketing services ($6.1 million, or 98%) and increased revenues from Online Advertising ($4.3 million, or 13%), which included increases in performance basis revenues from Internet Media Advertising ($4.1 million, or 83%) and increases in Web Advertising ($2.0 million, or 11%), offset by a combined decline in our Email Marketing Programs and Data sales and rentals of approximately $1.8 million, or 19%. Internet Game Development revenues approximated $0.7 million, for an approximate $0.3 million increase, or 79%. Search Engine Marketing service revenue increased as a result of our increased focus on our Online Advertising and Media service activities as a result of recent acquisitions. Online Advertising revenue increases include the performance-based resale of Internet Media, and is the result of recent acquisitions. The above-referenced increases were offset by declines in: (a) email marketing program revenue, which declined approximately $0.8 million, or 12%, resulting from declines in the delivery rates of our email marketing offers; and (b) data sale, rental and list management revenue declines of $1.0 million, or 36%, which resulted from the shift in our business, where our increased reliance on Search Engine Marketing and Internet Advertising Revenue generated lesser amounts of data that would otherwise become available for sale and rental purposes when compared to our Web Advertising.

Our Personals business, the iMatchUp.com dating sites, recognized a revenue decline of approximately $1.3 million, or 20%, as a result of declining customer enrollments.

The increase in Internet game development was attributable to several successful games brought to market by our development partners.

Our cost of sales during the nine months ended August 31, 2006 and August 31, 2005 were comprised of direct and indirect marketing costs associated with the acquisition and retention of consumers for our Online Advertising and Media Service activities’ marketing programs, and includes direct response email marketing costs (including related salaries, depreciation and amortization costs), website registrations costs, the cost of customer profiles, other customer acquisition costs, search engine marketing costs, and the related contingent-based sweepstakes indemnification expense.

The cost of sales, and the disclosure of the components, for each of the nine-month periods ended August 31, 2006 and August 31, 2005, are set forth below:

Cost of Sale Components
Online Advertising and Media Service Activities

	Nine Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%
Online Advertising	$21,178,886	$19,438,146	$1,740,740	9%
Search Engine Marketing	10,281,307	5,048,670	5,232,637	104%
Personals	3,703,704	5,075,940	(1,372,236)	-27%
Internet game development	243,177	135,906	107,271	79%

Consolidated totals	$35,407,074	$29,698,662	$5,708,412	19%

Cost of sales on a consolidated basis increased $5.7 million, or 19%, to $35.4 million for the nine months ended August 31, 2006, from $29.7 million in the comparable prior year period.

The significant factor contributing to the increase in consolidated costs of sales was a net increase of approximately $5.2 million, or 104%, in costs incurred in the generation of increased Search Engine Marketing service revenues. The Online Advertising component recognized a net increase of approximately $1.7 million, or 9%, and was comprised of increases in purchases of online advertising space of $1.9 million, or 58%, as a result of a prior year acquisition within which we make direct purchases of online advertising space that is resold on a performance basis. Such increase was offset by combined declines in website advertising registrations and third party email vendor costs of $0.2 million.

In our Personals business, costs incurred in the acquisition of new customer profiles decreased $1.4 million, or 27%. The decrease in customer profile cost correlates to our decreased emphasis on the acquisition of new enrollments during the nine months ended August 31, 2006. The cost of enrollment escalation, coupled with a decline in the billable life of existing customers, caused us to decrease our spending budget for the Personals business. We continue our focus of maximizing current customer billable lifetime.

Our gross profit in terms of dollars, and our gross profit percentage, for each of the nine-month periods ended August 31, 2006 and August 31, 2005, are set forth below:

Gross Profit Components
Online Advertising and Media Service Activities

	Nine Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%
Online Advertising	$16,169,927	$13,657,179	$2,512,748	18%
Search Engine Marketing	2,052,955	1,181,590	871,365	74%
Personals	1,524,627	1,424,987	99,640	7%
Internet game development	531,244	296,409	234,835	79%

Consolidated totals	$20,278,753	$16,560,165	$3,718,588	22%

Gross Profit Components
Online Advertising and Media Service Activities

			Absolute	Relative
	Nine Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2006	2005%%%		%%%
Online Advertising	43.3%	41.3%	2.0%	4.9%
Search Engine Marketing	16.6%	19.0%	-2.3%	-12.2%
Personals	29.2%	21.9%	7.2%	33.0%
Internet game development	68.6%	68.6%	0.0%	0.1%

Consolidated totals	36.4%	35.8%	0.6%	1.7%

Consolidated Gross Profit ("gross margin") as a percentage of net revenue was 36.4% during the nine months ended August 31, 2006, compared to 35.8% in the prior year’s comparable period, representing a 0.6% absolute improvement and a relative improvement of 1.7% when compared to the prior year’s comparable period.

The relatively stable consolidated gross profit percentage is primarily attributable to the increased margins recognized in our Personals businesses, the iMatchUp.com dating sites, during the nine months ended August 31, 2006, and is the result of reductions in our new Personals member acquisition budget and the benefit of the attritting billable customer base yielding a gross margin that is not encumbered by acquisition costs. Additionally, our Online Advertising activities had a 4.9% relative increase in gross margin resulting from a greater reliance on Search Marketing in its advertising efforts, partially replacing prior reliance on marginally less profitable website registrations. Offsetting such gross margin improvements were a relative decline of 12% in the gross margin recognized in our Search Engine Marketing services. In the continued expansion of our search engine marketing services, we have recognized declines in the related gross margin as a result of maintaining such growth.

Our Selling Expenses for each of the nine months ended August 31, 2006 and August 31, 2005 are presented in the tables set forth below:

Selling Expense Components
Online Advertising and Media Service Activities

	Nine Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%
Fee share commissions	$2,336,336	$1,643,791	$692,545	42%
Selling salaries and related costs	2,185,096	1,836,032	349,064	19%
Travel, entertainment, shows, other	162,033	177,011	(14,978)	-8%

Consolidated totals	$4,683,465	$3,656,834	$1,026,631	28%

Selling expenses, on a consolidated basis, increased approximately $1.0 million, or 28%, to $4.7 million during the nine months ended August 31, 2006 from $3.7 million during the nine months ended August 31, 2005. The increase resulted from an approximate $0.7 million increase in fee share commissions correlating to our increased use of third-party databases used to generate our email marketing program revenues. We are the primary obligor to the third party list owner and bear the responsibility of payment to the list owner regardless of whether or not our client pays us. Additionally, selling salaries and related costs increased approximately $0.3 million, or 19%, during the nine months ended August 31, 2006 as a result of increased sales commissions (on total revenues of $55.7 million for the nine months ended August 31, 2005 compared to the nine months ended August 31, 2005 total revenues of $46.3 million).

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

Our General and Administrative Expenses for the nine months ended August 31, 2006 and August 31, 2005 are presented in the table set forth below:

General and Administrative Expense Components
Online Advertising and Media Service Activities

	Nine Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%
Compensation and related costs	$7,432,187	$6,621,393	$810,794	12%
Professional fees	1,053,807	1,291,674	(237,867)	-18%
Insurance costs	719,473	705,553	13,920	2%
Occupancy and equipment costs	339,967	297,621	42,346	14%
Depreciation and amortization	1,132,104	1,138,470	(6,366)	-1%
All other miscellanous G&A expenses	1,304,469	876,108	428,361	49%

Consolidated totals	$11,982,007	$10,930,819	$1,051,188	10%

General and Administrative expenses ("G&A") on a consolidated basis increased approximately $1.1 million, or 10%, when comparing G&A of $12.0 million for the nine months ended August 31, 2006 to G&A of $10.9 million incurred during the nine months ended August 31, 2005. The net increase was principally attributable to combined increases in Compensation costs and miscellaneous G&A of approximately $1.2 million, or 17%, offset by a decline in Professional fees of $0.2 million. The significant increase in compensation costs was attributable to stock-based compensation costs of approximately $0.6 million resulting from our December 1, 2005 adoption of SFAS 123R.

Feder, Kaszovitz, Isaacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, was a member of our Board of Directors from inception to August 25, 2006. We incurred approximately $256,000 in legal fees (exclusive of disbursements) from FKIWSBR during the nine months ended August 31, 2006. We incurred approximately $768,000 in legal fees (exclusive of disbursements) from FKIWSBR during the nine months ended August 31, 2005, of which $169,000 was capitalized in the Hot Rocket acquisition and $599,000 was expensed in our G&A accounts.

Bad Debt Expense Components
Online Advertising and Media Services

	Nine Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%
Online Advertising	$116,575	$150,616	$(34,041)	-23%
Search Engine Marketing	54,131	19,625	34,506	100%
Personals	-	-	-	0%
Internet game development	3,634	-	3,634	0%

Consolidated totals	$174,340	$170,241	$4,099	2%

Bad Debt expense increased approximately $4,000 when comparing the nine months ended August 31, 2006 with the nine months ended August 31, 2005. The fiscal period’s bad debt expense included a $120,000 reduction in bad debt attributable to a favorable litigation settlement resulting in a recoup of previously written-off receivables. Additionally, we increased our bad debt reserves for a percentage of the balance of the uncollected receivable related to the significant customer mentioned in our Subsequent Event note (approximately $100,000) included in our unaudited financial statements, as well as other smaller receivable balances as of August 31, 2006. Our allowance for bad debt results from our assessment of the risk of collection embedded in our customer base as described below.

We continuously evaluate the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition or bankruptcy filings of our customers. Not all of our customers are publicly traded, or otherwise make available financial information. Therefore, there are limits placed on our ability to draw information from financial filings. As a result of our review process, we record adjustments to bad debt provisions and (recoveries) to reflect the related accounts receivable carrying amount to amounts that estimate their probable realizable value. Provisions for bad debts are also recorded resulting from the review of other factors, including (a) length of time the receivables are past due, and (b) historical experience, and other factors obtained during collection efforts. If circumstances related to specific customers change, our estimates for bad debt provision and (recoveries) could be further increased or decreased in future fiscal periods.

OTHER NON-OPERATING INCOME (EXPENSE)

The components of our "Other non-operating income (expense)" are set forth below:

OTHER NON-OPERATING INCOME (EXPENSE)

	Nine Months Ended		Change	Change
Other non-operating	August 31,	August 31,	Inc(Dec)	Inc(Dec)
income (expense):	2006	2005	$$$	%%%
Interest income and dividends	$774,344	$643,238	$131,106	20%
Realized (losses) gains on sale of
marketable securities	(5,498)	574,050	(579,548)	-101%
Realized gain on sale of subsidiary	-	195,000	(195,000)	-100%

Other non-operating income:
Other miscellaneous	10,054	5,877	4,177	100%
income (expense)
Foreign Currency Exchange Rate
Fees and interest expense	(35,410)	(15,050)	(20,360)	135%
Minority interest (income)	(432,000)	(373,999)	(58,001)	16%

Total other non-operating
income:	$311,490	$1,029,116	$(717,626)	-70%

Consolidated Other Non-operating Income (Expense) decreased approximately $0.7 million, from approximately $1.0 million for the nine months ended August 31, 2005, to approximately $0.3 million for the nine months ended August 31, 2006.

The material factors contributing to the net decline set forth in the above table are as follows:

(a)	Interest income increased approximately $131,000, or 20%, as the result of mare favorable rates available during Fiscal 2006 as compared to Fiscal 2005.

(b)
Realized gains on the sale of marketable securities decreased by $0.6 million when compared to the prior year’s comparable nine month period. During the prior year we had substantial selling activity in the equity-based portion of our marketable security portfolio, resulting from our decision to recognize unrealized capital gains to take the benefit of expiring capital loss carryforwards.

(c)
The nine months ended August 31, 2005 included $0.2 million in installment payments from a prior year’s sale of a subsidiary. The final installments were collected in the first nine months of Fiscal 2005 and, therefore, no such collections or income were recognized in the comparable period of Fiscal 2006.

MINORITY INTEREST

During January 2005, we entered into an agreement with Madacy Entertainment, through a newly created partnership, EZTracks LP, to market and promote EZTracks.com, our web destination consisting of approximately 30,000 downloadable songs covering a wide array of musical genres. We, through a wholly-owned subsidiary, own 50.7% of the partnership and are responsible for managing the operations of the business, including generating traffic to the website, as well as selling advertising on the site. Madacy Entertainment, through its wholly-owned subsidiary, owns 49.3% of the partnership and provides its inventory of music and an extensive library of music licensed from other parties. Madacy has limited involvement with certain aspects of operations. The results of operations for the nine months ended August 31, 2006, and for the period January 21, 2005 to August 31, 2005, include the fully consolidated results of EZTracks LP with minority interest established to reflect Madacy’s ownership share of the partnership’s operating results for such periods.

The folllowing table summarizes the results of EZTracks for the periods indicated below:

	Nine Months		January 21,
	Ended		2005 to		Change	Change
	August 31,		August 31,		Inc(Dec)	Inc(Dec)
	2006		2005		$$$	%%%
Net Revenues	$8,737,347		$4,667,710		$4,069,637	87%
Cost of Sales	7,697,968		3,879,090		3,818,878	98%
Gross Profit	1,039,379		788,620		250,759	32%
General and
Administrative Expenses	163,111		30,000		133,111	444%
Net Income	$876,268	(1)	$758,620	(1)	$117,648	16%
Minority interest	$432,000	(2)	$373,999	(2)	$58,001	16%

PROVISION FOR INCOME TAXES

Quarterly income taxes are calculated in accordance with the interim financial reporting requirements as set forth in the Accounting Principal Board’s Opinion 28, as amended by SFAS 109. The pronouncements consider interim quarterly periods as an integral part of the annual period, with interim quarterly tax periods reflecting the estimated annual effective tax rate. We believe that we have adequately provided for tax-related matters. We are subject to examination by taxing authorities in various jurisdictions. Matters raised upon audit may involve substantial amounts of tax. Management considers it unlikely that future audits of any open audit years (if at all) would have a material adverse effect upon our consolidated financial statements.

Our income tax provision for the nine months ended August 31, 2006 was approximately $1,849,000, which includes $1,838,000 of tax expense related to current year operations and approximately $11,000 of period expense related to an increase in our estimates for potential tax audits.

The effective rate relationship of 49.3% differs from our annual effective rate of 30.0% recognized during the year ended November 30, 2005. The rate reconciliation is attributable to the impact of taxes related to foreign operations. During the nine months ended August 31, 2006, we had changed our estimate as to how certain foreign taxes are to be expensed domestically that were previously treated as being available for foreign tax credit treatment.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2006, we had aggregate working capital of $30.3 million, compared to aggregate working capital of $30.7 million as of November 30, 2005. We had available cash, cash equivalents, equities and readily available marketable debt securities of $26.2 million as of August 31, 2006, compared to available cash, cash equivalents, equities and readily available marketable debt securities of $28.2 million as of November 30, 2005. The equity component of our marketable securities was $1.8 million at August 31, 2006 and $1.9 million at November 30, 2005.

Cash provided by operating activities was approximately $3.1 million for the nine months ended August 31, 2006, compared to approximately $1.0 million during the nine months ended August 31, 2005, representing an increase of $2.1 million in cash provided by operating activities. Changes in assets and liabilities of the business, net of acquisitions, provided $1.0 million more in cash when comparing the nine months ended August 31, 2006 with the nine months ended August 31, 2005. Additionally, there were combined increases in amortization and depreciation of approximately $75,000 and (as a result of our December 1, 2005 SFAS 123R adoption) stock-based compensation charge of $589,000 when comparing the nine months ended August 31, 2006 to the nine months ended August 31, 2005.

Cash used in investing activities was approximately $1.7 million during the nine months ended August 31, 2006, compared to $2.3 million of cash provided by investing activities during the prior year’s comparable fiscal period. The primary use of cash in investing activities in the nine months ended August 31, 2006 was related to net cash of approximately $0.9 million expended on the Hot Rocket additional purchase price payment, $0.4 million expended on fixed asset acquisitions and $0.4 million expended on security purchases exceeding net proceeds from the sale of securities. During the nine months ended August 31, 2005, net proceeds from the sale of securities and subsidiary sales exceeded cash used in security purchases by approximately $5.7 million and was offset by approximately $3.1 million expended in the Hot Rocket asset acquisition on January 21, 2005 and $0.3 million in cash paid for capital expenditures and licenses.

Cash used in financing activities was approximately $3.8 million for the nine months ended August 31, 2006, compared to $1.6 million used in financing activities for the nine months ended August 31, 2005. Fiscal 2006 financing net cash outflows were attributable to: (a) a distribution of $0.436 million to a minority interest holder; and (b) $0.2 million in capital lease obligation payments, both offset by $0.219 million in financing proceeds from stock option exercises. The first nine months of Fiscal 2005 had a financing cash flow of $1.8 million from stock option exercise proceeds. Dividends of $3.4 and $3.3 million were paid during the nine-months ended August 31, 2006 and August 31, 2005, respectively.

Our days-sales-outstanding ("DSO") in accounts receivable at August 31, 2006 was 56 days, compared to 46 days at May 31, 2006, compared to 54 days at February 28, 2006, 65 days at November 30, 2005, and 58 days at August 31, 2005. The 10 day, or 21% increase in the current quarter’s DSO compared to the second quarter of this fiscal year relates to extended credit terms granted to the significant customer mentioned in our Subsequent Event and Significant Customer notes included in our unaudited financial statements. This customer accounted for approximately $2.5 million, or 12.5% of the current quarter’s revenues. From these sales approximately $2.2 million was receivable at August 31, 2006, and as of September 30, 2006 $2.0 million had been collected.

Our DSO in future fiscal periods may rise above the 56 days recognized during the three months ended August 31, 2006 as a result of changes in the components of our client mix or other potential factors not currently identifiable.

The majority of our customers are extended 30-day credit terms. In limited instances, customer credit is extended in ranges exceeding 30 days, and in very limited circumstances can exceed 180 days. We continually monitor customer adherence to credit terms and constantly strive to improve the effectiveness of our collection efforts with the goal of attaining, and then maintaining a DSO in the low 40-day range. Future fiscal periods might not reflect this DSO goal, and might exceed the 56-day DSO recognized in the three-month period ended August 31, 2006.

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

During these prior six fiscal years, we identified our mission and executed on our online direct marketing strategy implementation. Our future plans and business strategy may continue to call for our Internet-based On-line Advertising and Media Service activities to be our sole operating focus as it was for the three and nine-month periods ended August 31, 2006 and 2005. Our cash demands for capital expenditures and equipment lease obligations have increased to $.614 million during the nine months ended August 31, 2006 compared to $.287 million during the nine months ended August 31, 2005. Our capital expenditures and capital lease obligation payments during the fiscal years ended November 30, 2002 to 2005 were as follows (in millions): $1.9, $1.5, $0.141 and $0.519, respectively. The significant portion of Fiscal 2006 and 2005’s capital expenditure was for new email servers that substantially reduced our reliance on and related additional costs associated with third party email delivery suppliers. All other outlays for capital expenditures were also used to support other facets of our Online Advertising and Media Services business.

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

In addition to the initial purchase price of the acquisition, we agreed to pay Hot Rocket a contingent purchase price of up to $12.5 million if Hot Rocket generated an aggregate of $27 million in EBITDA (as quantified in the Agreement) over the four year period following the closing. We have determined, in accordance with the terms of the acquisition agreement, that for the period February 1, 2005 to January 31, 2006, we were liable for a combined additional purchase price payment of $1.467 million, which has been settled by a cash payment of approximately $0.886 million made on May 9, 2006, and an issuance of 103,354 shares on May 10, 2006 (then having a fair market value of approximately $0.581 million). Future contingent payments made, if any, will be treated as additional purchase price and included as an addition to goodwill.

At August 31, 2006, we were not able to determine if it is probable that the second anniversary tier of contingent payment will be attained within the second measurement period, which ends February 28, 2007. As of August 31, 2006, based on the lack of absolute certainty as to the second anniversary additional purchase price liability, we did not record any additional contingent payments.

The shares of common stock issued to Hot Rocket were originally issued by us in non-public transactions, which issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

On June 30, 2004, we consummated the acquisition of the assets of SendTraffic.com, Inc. (“Send”) and its affiliated entity, The Traffic Group, LLC, (“TG”), privately held search engine marketing companies based in New York. We purchased the assets for approximately $5.0 million, comprised of $3.5 million in cash and 176,799 shares of Traffix common stock. The asset acquisition agreement calls for contingent earn-out payments based on the post closing attainment of certain earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds during the thirty-six month period following the transaction. As of August 31, 2006, none of the contractual thresholds were attained, and it is not deemed probable that any remaining threshold will be reached during the remainder of the post closing period.

Under currently proposed operating plans and assumptions, management believes that projected cash flows from operations and available cash resources and working capital, as described above, will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months.

Additionally, as we seek to further extend our reach into the Online Advertising and Media Services arena, as well as potentially identify new and other consumer oriented services and products, we may use existing cash reserves, enter into long-term financing arrangements, acquire the assets or securities of other companies, or employ other means to finance such diversification, none of which is specifically identifiable or measurable at this time.

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

A summary table of future contractual commitments, for future minimum lease payments under non-cancelable operating leases and employment contracts, and other contractually binding agreements, as of August 31, 2006, are set forth below:

	Operating Leases		Employment agreements		Other	Total Contractual Obligations
	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic	Foreign
2006	$39,674	-	$477,501	$75,000	-	517,175	75,000
2007	416,225	-	1,866,445	306,250	-	2,282,670	306,250
2008	419,540	-	364,574	331,250		784,114	331,250
2009	388,176	-	212,714	350,000		600,890	350,000
2010	373,261	-	31,208	350,000	-	404,469
							350,000
	$1,636,876	$-	$2,952,442	$1,412,500	$-	$4,589,318	$1,412,500

RELATED PARTIES

Feder, Kaszovitz, Isaacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, had been a member of our Board of Directors from inception to August 25, 2006, at which time he chose not to stand for re-election. FKIWSBR legal services are billed on an arms length transaction basis. We incurred approximately $377,000 in legal fees (exclusive of disbursements) from FKIWSBR during the nine months ended August 31, 2006. We incurred approximately $768,000 in legal fees (exclusive of disbursements) from FKIWSBR during the nine months ended August 31, 2005, of which $169,000 was capitalized in the Hot Rocket acquisition and $599,000 was expensed in our G&A accounts.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Our most significant estimates relate to reserves for uncollectible receivables, recoverability of long-lived assets, and the realizability of deferred tax assets. Additionally, we have potential exposure resulting from pending and/or threatened litigation for which we currently assess no risk and do not provide for loss. No provision for loss has been recorded for the potential of currently unknown actions naming us as defendant in future fiscal periods. Actual results could differ from our estimates.

FACTORS THAT COULD AFFECT FUTURE RESULTS

Historically High Levels of Volatility in Revenue and Cost Trends

Our revenues and profitability from operations have historically varied. Our revenues, cost of providing revenues, profit margins and overhead expenses have varied historically among our Online and Media Service components, as well as on a consolidated basis. The revenue derived from our Online and Media Service components may likely be different in future fiscal periods due to several factors, including consumer tastes, business opportunities, and regulatory issues that may exist in future periods. Therefore, it is difficult to predict revenue and gross margin trends, and their corresponding impact on liquidity and capital resources. Actual trends may cause us to adjust our operating emphasis, which could result in continued period-to-period fluctuations in our results of operations. Historically, we have been able to rapidly react to changes in the business environment within which we operate. Management responds to these changes as deemed appropriate at the time of change, and as dictated by the nature of such changes. Management's reaction to such changes could cover a broad range of business-related adjustments, ranging from product mix repositioning and staff reductions, to entire business model overhauls. Based on our current operations and marketing methods, as well as the dynamic, ever changing status of the Internet marketing environment, it is conceivable that we would institute changes to our business practices in future fiscal periods. There can be no assurance that any such potential change would be successful in its implementation, and there can be no assurance that any such implementation would benefit our operating margins, profitability, cash flows or capital resources.

Revenue Recognition, Variable Costs and Bad Debts

We currently earn our revenue from our Online and Media Service activities pursuant to marketing agreements with our marketing partners and corporate customers. The provisions of each agreement determine the type and timing of revenue to be recorded. We invoice our customers in accordance with the terms of the underlying agreement. Revenue is recognized at the time the marketing activity is delivered, or service is provided, net of an estimated sales allowance, when applicable. Such sales allowance may include an estimate for duplications, invalid addresses, and/or age restrictions that are due from, but have not yet been reported to us by our customers. These sales allowances are recorded as contra-revenue. Our revenues are adjusted in later fiscal periods if actual sales allowances vary from amounts previously estimated. Historically, the variance between actual sales allowances and previously estimated sales allowances has been immaterial. If events were to occur that would cause actual sales allowances (which are recorded as offsets against gross revenue, as contra-revenues, in arriving at reported net revenue) to vary significantly from those originally estimated and reflected in the financial statements, we could suffer material deterioration in future fiscal period gross margins, and, therefore, our profitability, cash flows and capital resources could be adversely affected.

Certain revenue related obligations are recorded at the time revenue is recognized. They include costs payable to other online, as well as off-line, media companies for generating registered users and consumer data for us, database fee sharing costs under third-party database use agreements, email message delivery costs, contingent-based prize indemnification coverage (i.e. sweepstakes payout indemnification), estimated premium fulfillment costs related to the respective promotion (when and if applicable) and all other variable costs directly associated with completing our obligations relative to the revenue being recognized. When our estimates vary from that which was originally accrued, the associated variance is deemed a change in management’s estimate, and accordingly we take the increase or decrease to sales, costs, or overhead in the fiscal period that the variance is determinable.

Should the Internet operating landscape change resulting in (a) higher costs of acquiring consumer data and registered users for our websites; (b) higher costs of acquiring data for our marketing partners, compromising such marketing partners' ability to maintain adequate sized databases to allow for continued third-party database use agreements; (c) the InfiKnowledge asset acquisition failing to maintain a lower cost of our email delivery activities and web development and web hosting service costs as compared to our competitors, or us being required to depend on third-party emailing service bureaus, to a degree higher, and/or at a cost in excess of our anticipated internally-generated costs, than that currently utilized during the nine months ended August 31, 2006; (d) our contingent-based prize indemnification premiums for indemnification coverage increasing due to an increase in the number of prize winners at the sites; or (e) unpredictable technology changes or commercial technology applications; then, if any one, or a combination, of the above factors were to materialize we could suffer material deterioration in future fiscal period revenue growth and gross margins and, therefore, our profitability, cash flows and capital resources could be materially adversely affected.

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

Major Customers and Disposition of Majority-owned Subsidiary

During the nine month period ended August 31, 2006, we had six customers in our Online Advertising and Media Services segment accounting for approximately $16.8 million or 30.2% of consolidated net revenues and approximately $4.4 million, or 38.8% of consolidated net accounts receivable as of August 31, 2006.

During the nine month period ended August 31, 2005, we had seven customers in our Online Advertising and Media Service business accounting for approximately $13.6 million or 29.6% of consolidated net revenue and approximately $4.6 million or 48.1% of consolidated net accounts receivable as of August 31, 2005. The seven customers accounted for 11.1%, 4.8%, 3.1%, 2.8%, 2.7%, 2.6% and 2.5% of consolidated net revenue for that nine month period.

In the nine months ended August 31, 2006, 9.4% of our revenue was derived from our proprietary online Personals products compared to 14.1% of our revenue for the nine month period ended August 31, 2005.

In September 2006, Dada, a wireless customer of the Company since February 2006, terminated its relationship with the Company and commenced an action against the Company (see Note 10, above). Sales to Dada represented 12.5% and 7.3% of our consolidated revenues for the three and nine-month periods ended August 31, 2006, respectively. Although the Company is optimistic that the development of its own mobile service offerings will strengthen its revenues in this area, there is no assurance that the Company will be able to replace such revenues in the next fiscal quarter which, when coupled with market conditions, may result in a decrease in net revenues and income from operations in such quarter when compared, sequentially, to the quarter ended August 31, 2006.

Impairment of Goodwill, Other Intangibles and investment Portfolio Could Impact net Income

We carry goodwill and other identifiable intangibles on our balance sheet arising from current and prior-year acquisitions. We are required to review, at least annually goodwill for any asset impairment. If the review of the goodwill related to the subsidiaries organized to acquire such assets determines that such goodwill is impaired, then we will be required to recognize an impairment charge on such goodwill necessary to reduce the carrying value of the goodwill to its net realizable value. Should events occur that would give rise to such impairment charge, we would recognize decreased profitability to the extent of such adjustment. Cash flows would not be directly affected by the impairment charge, but cash flows would, most likely, be adversely affected as a result of the facts and circumstances that created the impairment charge. As of August 31, 2006, we preformed our annual review of goodwill and determined there to be no impairment.

Market Fluctuation and Debt Repayment Risk of Marketable Securities Investment Portfolio

We maintain an investment portfolio that is managed by prominent financial institutions. The portfolio includes high-grade corporate commercial paper and auction rate securities, and common stock equities, all of which are held for varying periods of time, pursuant to maturity dates, market conditions and other factors. The fair value of our investments in the common stock of publicly traded companies as of August 31, 2006 amounted to approximately $1.8 million. These investments are subject to market price volatility, in addition to the potential for business failure at the company level. Moreover, due to the potential for an economic downturn and the potential of related fiscal difficulties that may be faced by some of the companies in which we have investments, our investment portfolio could become impaired by the failure of such companies to fulfill their responsibility of adhering to the repayment of principal upon maturity. Additionally, our cash flows and interest income could be negatively impacted by Federal Reserve Bank interest rate reductions, if any.

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

DADA USA INC. f/k/a DADAMobile Inc. v. Q121 Inc. d/b/a MSFOCUS and Banca Intesa SpA

In September 2006, DADA USA Inc. (“Dada”) filed this action in Supreme Court of the State of New York, New York County (Index No. 603365/06).

The action related to a marketing agreement between Dada and Q121 Inc., our subsidiary. Dada alleges, inter alia, that Q121 Inc. breached the agreement by using unapproved advertisements or failing to prevent sub-publishers from using approved ads in an unapproved manner or misappropriating confidential information or diverting customers; and that it engaged in unfair competition.

Dada also sought to enjoin Q121 Inc. from drawing down on a letter of credit which had secured Dada’s performance under the agreement. The court denied Dada’s application for a temporary restraining order, the issuing bank paid the full amount of the letter of credit, and Dada has withdrawn the request for a preliminary injunction.

We believe that there is no merit to Dada’s claims and intend vigorously to defend the action.

Hatton v. Prize America/Prize Distributors

It has come to our attention that in or about October 2005 Brandon Hatton filed a pro se action in the U.S. District Court, Middle District of Tennessee (No. 05 CV 00073) and was also granted permission to proceed in forma pauperis. The complaint alleges that sometime between June 2002 and July 2004 the plaintiff won a prize, that defendant failed to pay/deliver, and claimed damages of $91 million. The request for relief was later amended to $391 million.

On October 3, 2006 a docket entry reading “Summons Returned Unexecuted by Brandon D. Hatton as to Prize America/Prize distributors” was made by the clerk of the court.

We believe that there is no merit in this claim and, in the event process in this case is properly served, we intend vigorously to defend the action.

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

We May Not Continue To Pay Dividends On Our Equity Securities.

We have paid a dividend of $0.08 per share of our common stock in each of the last thirteen fiscal quarters and have declared a dividend payable on or about November 10, 2006 to holders of record of our common stock at the close of business on November 1, 2006. The declaration of each of such dividends was approved by our Board of Directors upon the conclusion of each quarter. We can give you no assurances that our Board will declare any dividends in future fiscal periods. Any further declarations will depend upon our performance, the level of our then current and retained earnings and other pertinent factors relating to our financial position. You should not rely on any prior approvals of our Board as an indicator of its intent to approve the declaration of any dividends in the future.

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

From time to time we are named as defendants in litigation matters, as described under "Legal Proceedings" in our periodic reports filed pursuant to the Securities Exchange Act of 1934. The defense of these claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to any potential claims, each and all future litigation matters to which we become a party, will be contested vigorously and no assurances can be given that any potential result will be favorable to us. A materially adverse resolution of any lawsuit could have a material adverse affect on our financial position and results of operations.

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

Our executive officers and directors beneficially own 2,288,997 shares of our outstanding common stock representing approximately 16% of the total of our outstanding shares before the exercise of any outstanding options. Accordingly, such persons will be able to exercise substantial control in the election of our directors, increases in our authorized capital, our dissolution or merger, or sale of our assets, and otherwise influence the control of our affairs. As a result, potential purchasers may not seek to acquire control of our Company through the purchase of common stock which may tend to reduce the market price of our common stock. In addition, we are subject to provisions of the General Corporation Law of the State of Delaware respecting business combinations which could, under certain circumstances, also hinder or delay a change in control.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

A proxy statement was mailed on or about July 19, 2006 to our stockholders of record as of July 17, 2006 in connection with our 2006 Annual Meeting of Stockholders, which was held on August 25, 2006 at our executive offices, One Blue Hill Plaza, Pearl River, New York. At the meeting, the stockholders voted on three matters, all of which were approved.

The first matter was the election of the members of the Board of Directors. The five directors elected and the tabulation of the votes (both in person and by proxy) was as follows:

Nominees For Directors	For	Against	Withheld
Jeffrey L Schwartz	11,555,081	-0-	726,716
Andrew Stollman	11,428,233	-0-	853,564
Lawrence Burstein	11,296,225	-0-	985,572
Mark Gutterman	11,299,133	-0-	982,564
Robert Machinist	11,427,214	-0-	854,583

There were no broker held non-voted shares represented at the Meeting with respect to this matter.

The second matter upon which the stockholders voted was the proposal to ratify the appointment by the Board of Directors of Goldstein Golub Kessler LLP as our independent certified public accountants for 2005. The tabulation of the votes (both in person and by proxy) was as follows:

For	Against	Abstentions
11,821,157	419,082	41,558

There were no broker held non-voted shares represented at the Meeting with respect to this matter.

The third matter upon which the stockholders voted was the proposal to adopt our 2006 Employee Incentive Plan. The tabulation of the votes (both in person and by proxy) was as follows:

For	Against	Abstentions
4,620,903	1,541,249	55,950

There were 6,063,695 broker held non-voted shares represented at the Meeting with respect to this matter.

Item 5.  Other Information

On October 9, 2006, our Board of Directors declared a dividend of $.08 per share to shareholders of record as of November 1, 2006, payable on or about November 10, 2006.

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

TRAFFIX, INC.

By:	/s/ Jeffrey L. Schwartz
Jeffrey L. Schwartz
Chairman and CEO Chairman and CEO
Date: October 16, 2006	(Principal Executive Officer)

By:	/s/ Daniel Harvey
Daniel Harvey
Chief Financial Officer
Date: October 16, 2006	(Principal Financial Officer)

Exhibit Index

Exhibit Number

3.1.1	Articles of Incorporation of the Company, as amended.(1)

3.1.2	Amendment to the Articles of Incorporation of the Company.(2)

3.2	By-Laws of the Company.(3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer *

32.2	Section 1350 Certification of Chief Financial Officer *

*	Filed herewith.

(1)	Filed as an Exhibit to the Company's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company's Registration Statement on Form S-1 (the "S-1 Registration Statement"), dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.