Form 10-K
period 2006-11-30
TRAFFIX INC
filed 2007-02-28
CIK 1000297

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

  FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐  Accelerated filer ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐   NO ☒

The number of shares outstanding of the Registrant's common stock is 14,434,017 (as of 02/26/07). The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $73,467,582 (as of 2/26/06, based upon a closing price of the Company’s Common Stock on the Nasdaq National Market on such date of $6.05).

DOCUMENTS INCORPORATED BY REFERENCE

None.

TRAFFIX, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2006

ITEMS IN FORM 10-K

Page
Facing page

Part I

Item 1. Business	1

Item 1A. Risk Factors	21

Item 1B. Unresolved Staff Comments	None

Item 2. Properties.	30

Item 3. Legal Proceedings	30

Item 4. Submission of Matters to a Vote of Security Holders	None

Part II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33

Item 6. Selected Financial Data	34

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	37

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	None

Item 8. Financial Statements and Supplementary Data	99

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	None

Item 9A. Controls and Procedures	99

Item 9B. Other Information	None

Part III

Item 10. Directors and Executive Officers of the Registrant	100

Item 11. Executive Compensation	110

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	118

Item 13. Certain Relationships and Related Transactions	121

Item 14. Principal Accountant Fees and Services	121

Part IV

Item 15. Exhibits and Financial Statement Schedules	124

Signatures	126

FORWARD LOOKING INFORMATION
MAY PROVE INACCURATE

This Annual Report on Form 10-K, including without limitation the Business section and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933 and Section 23E of the Securities and Exchange Act of 1934, and information relating to the Company that is based on our current beliefs, as well as current assumptions made by and information currently available to us. When used in this document, the words "anticipate," "believe," "estimate," and "expect" and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” included below and in other documents we file from time to time with the Securities and Exchange Commission. Our business and the associated risks may have changed since the date of this report; we assume no obligation to update these forward-looking statements.

Item 1. Business

Overview

We are a leading Interactive media and marketing company that provides complete end-to-end marketing solutions for our clients who seek to increase sales and customer contact deploying the numerous facets of online marketing we offer. Our clients include advertisers, direct marketers, agencies and wireless service providers. Our online marketing offers include search engine marketing, search engine optimization, email marketing, affiliate marketing, lead generation, creative support, and development and hosting solutions. We own and operate customized websites, hosted and third-party web pages, and email marketing platforms to facilitate consumer interaction with, and ultimate transactions for, our clients. We generate and record revenue primarily on a performance-based model, whereby revenue is recognized upon the successful delivery of a qualifying lead, customer, survey, completed application, ultimate sale or the delivery of some other measurable marketing benefit as defined in the underlying marketing agreement.

In addition to generating customers, sales and leads for our advertising clients, we also use this media platform for the promotion of our own services which include subscriptions to our online personals websites and our mobile services, under which we bill consumers directly.

In January of Fiscal 2005, we, through our wholly owned subsidiary, Hot Rocket Acquisition Corp., acquired all of the intangible assets of Hot Rocket Marketing Inc. and Clockwork Advertising Inc. (collectively “Hot Rocket”), corporations in the business of buying and selling performance based online advertising space for third parties, as well as providing such services to the sales activities of our consolidated entity. The Hot Rocket acquisition has broadened our reach into the Internet direct marketing arena, which continues to allow for expanded client relationships and various other synergistic possibilities, such as adding value to our core operations by the enhancement of our current and developing marketing programs conducted in our Online Advertising and Media Services activities.

The initial purchase price for the Hot Rocket acquisition, recorded in Fiscal 2005, was approximately $3.8 million and was comprised of $3.1 million in cash, $0.7 million (or 113,821 shares) of our common stock and transaction fees approximating $0.1 million. Pursuant to an independent third party valuation, the reported purchase price was allocated to approximately $2.2 million of goodwill and $1.6 million of identifiable intangibles. There were no tangible assets acquired.

In addition to the initial purchase price of the acquisition, we agreed to pay Hot Rocket a contingent purchase price of up to $12.5 million if Hot Rocket generates an aggregate of $27 million in EBITDA (as quantified in the Agreement) over the four year period following the closing. In accordance with the terms of the acquisition agreement, for the period February 1, 2005 to January 31, 2006, we were liable for a combined additional purchase price payment of $1.467 million, which has been settled by a cash payment of approximately $0.886 million made on May 9, 2006, and an issuance of 103,354 shares issued on May 10, 2006 (then having a fair market value of approximately $0.581 million). Future contingent payments made, if any, will be treated as additional purchase price and included as an addition to goodwill.

At November 30, 2006, we determined that at the current rate of growth recognized by Hot Rocket, there exists the possibility that the second anniversary tier of contingent payment will not be attained within the second measurement period, which ended January 31, 2007. Based on that lack of absolute certainty as to the second anniversary additional purchase price liability, we have not accrued any additional contingent payments at this time. Future contingencies, if any, will be recorded when the contingency has been satisfied and the additional consideration is issued or becomes issuable.

The terms of the acquisition agreement also provide for additional contingent payments of purchase price for the periods February 1, 2006 through July 31, 2006, and August 1, 2006 through January 31, 2007, upon the attainment of certain EBITDA thresholds as specified in the Agreement. Hot Rocket did not reach the $1.35 million EBITDA threshold for the period ended July 31, 2006. As of November 30, 2006, based on the lack of absolute certainty regarding the EBITDA contingent threshold as it relates to the additional payment period ended January 31, 2007, we have not accrued any additional contingent payments at this time.

We made one asset acquisition in each of Fiscal 2004 and 2005, which accounted for approximately $6.9 million and $16.6 million of our consolidated revenues during such fiscal periods, respectively, and approximated $28.85 million, or 39.5% of consolidated revenues during the year ended November 30, 2006. Such asset acquisitions are described in further detail below and also described in the notes to the November 30, 2006 audited consolidated financial statements included herein.

Background and Available Information

From our inception in 1993 (under the name "Quintel Communications, Inc.") through Fiscal 1999, we generated the bulk of our revenue from direct marketing using the traditional media of television, postal mail and telemarketing.

In Fiscal 2000, we repositioned our operations, focus and direct marketing business to the online media of the Web. Applying the marketing disciplines honed from our years of operating in the "off-line" media arena, we have been able to provide enhanced response-based results in a cost-effective and scaleable manner via our online marketing strategy.

During December 1995, we completed our initial public offering of common stock, which is publicly traded and is currently reported on the NASDAQ National Market under the symbol “TRFX”.

We are headquartered in Pearl River, New York and our mailing address is 1 Blue Hill Plaza, Pearl River, New York, 10965. The telephone number of our executive offices is (845) 620-1212. We have subsidiaries and branch offices in Canada.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website, www.traffixinc.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Any and all information found on our website is not part of this or any other report we file with or furnish to the SEC.

The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information regarding our Company that we file electronically with the SEC.

Unless the context otherwise requires, in this Annual Report on Form 10-K, the term “Traffix”, “the Company”, “we”, “us,” and “our” refer to Traffix Inc. and its subsidiaries. Our fiscal year ends on November 30 and fiscal years are referred to by the calendar year in which they end. For example, “fiscal year 2006” and “Fiscal 2006” refer to the fiscal year ended November 30, 2006.

Online Advertising and Media Services

We own and operate a variety of Internet websites featuring specialized content such as online personals, downloadable ring-tones, wallpaper and music, recipes, greeting cards, automobile information, DVD promotions, and other theme-based content. We generate traffic to our websites from advertising on third-party Internet media (e.g., search engines, email and banner advertisements) and through cross-marketing within our own online media. Our Web properties and our marketing activities utilize proprietary technologies to generate real-time response-based marketing results for our advertising clients. When visiting our online properties, consumers are given the opportunity to purchase, sign-up for, ask to be contacted regarding, or simply indicate an interest in, hundreds of offers for various products and services. Specifically, through these interactive Web properties we generate a variety of transactional results ranging from (a) Web traffic, (b) inbound telemarketing calls, (c) outbound telemarketing leads, (d) demographically/psychographically profiled lists of consumers, (e) highly-targeted customized response-based leads, (f) completed applications for products, and (g) sales of our clients’ products and services.

Online Advertising - Website Advertising

We own and operate a variety of websites with a broad range of content. Virtually all of our websites generate revenue from client advertisements. The advertisements are served across all of our websites using our internally developed technology that serves ads to websites using an algorithm that takes into account a number of factors including information supplied by the visitor upon registration (e.g., gender, age and zip code), as well as the price paid by our client to serve the advertisement.

The websites feature content ranging from music for downloads to sweepstakes. In Fiscal 2004, we launched EZ-Tracks.com (a Canadian domiciled majority owned subsidiary), our music destination site that features over 30,000 songs available for free and legal downloading, as well as other content such as musical greeting cards and a downloadable version of the Bible in audio format. We have a games website that offers a variety of free parlor-style games, such as backgammon and checkers. In Fiscal 2004, we also launched reciperewards.com, a website that features thousands of cooking recipes.

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

Results Analysis

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

Affiliate Marketing

Our affiliate marketing business commenced in late Fiscal 2005 under the name of RocketProfit.com, where publishers and advertisers can make available to themselves countless unique and exclusive deals, customized promotions, high payouts, detailed tracking capabilities and significant multi-level customer support.

Syndication

After we develop a campaign that works efficiently on our own media, we sometimes "syndicate" the program to third-party media. Typically, we have expended time, media and other costs in developing certain campaigns. In exchange for this invested effort, we obtain the right to market those campaigns to other online media companies. We believe that with syndicated offers we can leverage campaigns we have developed so that in future fiscal periods we can generate additional revenue with reduced costs and risks associated with such business extension. There is no guarantee that this belief will be realized in future fiscal periods.

Online Advertising - Internet Media Performance Based Sales

Pursuant to our Fiscal 2005 acquisition of Hot Rocket Marketing, Inc., we generate revenues from the resale, on a variable performance basis, of Internet Media Advertising space acquired on a fixed cost basis.

Online Advertising - Data Sales, Rentals and List Management

We also generate revenues from the sales, rentals and management (for use both online and offline) of our proprietary, profiled databases. Such revenue is included in our Online Advertising and Media Services activities revenue in the Online Advertising revenue line item component.

Search Engine Marketing

Our search engine marketing company, SendTraffic (acquired in Fiscal 2004), develops and manages search engine marketing (SEM) campaigns for our third party advertising clients, as well as for our own proprietary websites, promotions and offers. Using a proprietary technology called Marketing Dashboard, we build, manage and analyze the effectiveness of hundreds of thousands of pay per click (PPC) keywords in real time across each of the major search engines, like Google, Yahoo and MSN. SendTraffic pays the search engines directly for the traffic, and generates revenue by billing its clients the search engine costs, plus a marketing services fee. We also perform search engine optimization (SEO) services, for which advertising clients are billed a monthly retainer fee.

Personals

Our Personals business is designed as a monthly recurring billing program, with various memberships to our Personals program, iMatchUp.com. Revenue from our Personals business is generated by directly billing consumers. In the latter part of Fiscal 2006, we began managing the declining Personals customer base, and had, and expect to continue to have a reduction in marketing efforts directed at obtaining new enrollments within the Personals program. Competition for enrollees has driven the marketing costs in excess of our tolerable thresholds.

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

Segment Information

We operate in one segment, Online Advertising and Media Services. In classifying the financial information for our operating activities, we rely primarily upon the evaluations of the chief operating decision maker (CODM - as managed by committee) and executive management in deciding how to allocate our resources and assess our performance. Disclosure is also required about products and services, geographic areas and major customers. At December 1, 2005, management realigned the way it views operations internally and modified the format that we distribute reports and information to the CODM. In accordance with such realignment, the LEC Billed Products and Services segment, which was principally inactive in terms of its contributions to gross margin and income from operations from the period December 1, 2002 to November 30, 2005, was collapsed into our Online Advertising and Media Service activities, and was no longer displayed as a separate segment within our CODM reporting information and, therefore, was correspondingly reflected as such in our publicly disseminated financial information. For the November 30, 2006, 2005 and 2004 Fiscal periods, the Company’s income statements and notes to the financial statements were reclassified, regarding segment disclosures and the collapse of the LEC segment into our single segment presentation of Online Advertising and Media Services Activities. All information regarding “Managements’ Discussion and Analysis of Financial Condition and Results of Operations” has been reclassified to conform with such presentation for all periods reported.

In Fiscal 2006, our Online Advertising revenue component of our Online Advertising and Media Service activities included $613,000 of legacy revenue from reserve releases from our prior LEC segment. Such reserve releases were actual cash received by us from third party service bureaus that withheld amounts from our legacy LEC segment in anticipation of bad debts; actual bad debts proved less than amounts originally withheld. At the point these monies were withheld in prior fiscal years, we had treated them as contra revenue. We do not anticipate future reserve releases, if any, will represent material amounts.

We sell services and not products and, correspondingly, do not carry inventory.

We had revenue from our Canadian-based subsidiary of approximately $912,000 and $647,000 during the fiscal years ended November 30, 2006 and 2005, respectively. The primary role of the Canadian subsidiary is to support back office data operations and does not directly contribute significant amounts to consolidated net income. The majority of the Canadian subsidiary’s outlays are related to the generation of our revenues. Correspondingly, we classify them within the categories of cost of sales and selling, general and administrative expenses, where appropriate.

Segment information is set forth in Note 1 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section hereof. For a more detailed discussion of our segment information, also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Competition

We face intense competition in the marketing of our Online Advertising and Media services. Many of our competitors in the online direct marketing arena are well established, have reputations for success in the development and marketing of services and have significant financial, marketing, distribution, personnel and other resources. We also compete with numerous smaller private companies that are willing to take extremely aggressive marketing risks that are outside of the scope of our risk tolerance. These extremely aggressive marketing practices and other marketing capabilities permit our competitors to implement extensive advertising and promotional campaigns, both generally and in response to efforts of other competitors, to enter into new markets and introduce new services.

Seasonality and Cyclicality

We believe that the online marketing industry is subject to seasonal fluctuations, where consumers tend to spend less time at the computer during the summer months, which is apparent based on the decrease in Internet traffic during such periods. Historically, we have generally recognized the fourth and first fiscal quarters of our fiscal year to be our most active. As the acceptance of the Internet as a purchasing and transacting medium continues, we believe this will continue to minimize the affect of seasonality.

Insurance

We may be subject to substantial liability as a result of our day-to-day operations. Accordingly, we maintain a general liability insurance policy that is subject to a per occurrence limit of $1 million with a $2 million aggregate limit and an umbrella policy covering an additional $10 million of liability. In addition, we have errors and omissions insurance with a limit of $5 million. We also maintain Directors and Officers liability insurance providing aggregate coverage of $20 million for legal costs and claims. Such insurance may not be sufficient to cover all potential claims and additional insurance may not be available in future fiscal periods at reasonable costs.

Government Regulation

As a direct-to-consumer marketing company we are subject to a variety of federal, state and local laws and regulations designed to protect consumers that govern certain of our marketing practices.

Federal legislation was signed into law, effective January 1, 2004, substantially pre-empting existing and pending state e-mail marketing legislation. The CAN-SPAM Act of 2003 (“CAN-SPAM“) requires that certain “opt-out” procedures, including, but not limited to, a functioning return e-mail address, be included in commercial e-mail marketing. CAN-SPAM prohibits the sending of e-mail containing false, deceptive or misleading subject lines, routing information, headers and/or return address information; however, CAN-SPAM does not permit consumers to file suit against e-mail marketers for violations of CAN-SPAM. We believe that this may benefit us, as individuals will be more limited in their ability to file frivolous suits against us, as they have in the past. If any subsequent federal regulations are enacted, including, but not limited to, those implementing regulations promulgated by the FTC that limit our ability to market our offers, we could potentially realize a material adverse impact in future fiscal period net revenue growth, and, therefore, profitability and cash flows could be adversely affected.

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

Under its rule-making authority, in May 2005, the Department of Justice adopted rules that amend the record keeping and inspection requirements for producers of sexually explicit performances. Codified in 18 U.S.C. 2257 of the federal criminal code, Section 2257, as amended, went into effect on June 23, 2005 and requires a class referred to as “secondary producers” to comply with the record keeping and inspection requirements that apply to primary producers. On June 16, 2005, The Free Speech Coalition, Inc. brought an action challenging, among other things, the extent to which webmasters and/or web sites fall under the definition of “secondary producers” under the new Section 2257 regulations. In a ruling issued December 28, 2005, the U.S. District Court rejected the establishment of a class of “secondary producers” that would have to comply with the record-keeping and inspection requirements of Section 2257 and reaffirmed the decision in Sundance Associates v. Reno, which held that primary “producers” would be limited to those persons involved in the “hiring, contracting for, managing, or otherwise arranging for the participating of the depicted performer.” Secondary producers will likely still have to comply with the labeling requirements of Section 2257, which require that secondary producers obtain from the primary producer a letter or other correspondence indicating who the custodian of records is, where such records are kept and the date of production of the material. The ruling in this proceeding is limited to current or future members of The Free Speech Coalition, Inc. There is the risk that the definition of “secondary producers” may be reinstated and/or more broadly interpreted in the future. At this juncture, Section 2257 has had no material effect on our net revenue growth, profitability and cash flows.

The states of Michigan and Utah have passed Child Protection Registry laws that bar the transmission of commercial e-mail to registered state residents under the age of eighteen (collectively, the “Statutes”). The Statutes contain provisions for fines and jail time for violators, and create a private right of action for aggrieved parties. Under the Statutes, state residents may register any e-mail address, fax number, wireless contact information or instant message identifier assigned to the account of a minor or one to which a minor has access. Unlike other e-mail marketing statutes, there are no opt-in or pre-existing business relationship exceptions. The Statutes provide that once an address of a state resident is on the registry for thirty (30) days, commercial e-mailers are prohibited from sending to that address anything containing an advertisement, or even a link to an advertisement, for a product or service that a minor is legally prohibited from accessing. Such products and/or services include, but are not limited to, alcohol, tobacco, gambling, firearms, automotive, financial, prescription drug and adult material. This prohibition remains in force even if the e-mail or other communication is otherwise solicited. The Free Speech Coalition, Inc. has brought an action that challenges certain aspects of the Utah Child Protection Registry law; no decision on this proceeding has yet been rendered. We await the results of this action. To the extent we market these types of products and/or services, we have blocked sending such e-mail to Michigan and Utah residents. State action was initiated in 2005 and early 2006 in the respective legislative bodies in the states of Illinois, Connecticut, Georgia, Hawaii, Iowa and Wisconsin in order to pursue the enactment of legislation similar to the Statutes that will create state-level e-mail registries for minors. None of the proposed legislation has been enacted as of yet. We await the results of the respective legislative processes associated with these proposed child e-mail registry laws. Depending on the outcome, and to the extent we market these types of products and/or services, we may have to block sending such e-mail to Illinois, Connecticut, Georgia, Hawaii and/or Iowa.

Federal legislation was signed into law, effective December 1, 2006, that makes changes to the Federal Rules of Civil Procedure (“Rules”) affecting the storing, retention and production of electronically stored information (“ESI”) in connection with discovery pursuant to litigation. As a result of the changes to the Rules, attorneys will be required to advise their adversaries, during litigation, of the details of their clients’ ESI retention and management systems and, in many instances, produce ESI including, but not limited to, e-mails. As a result of these changes to the Rules, companies should: (i) identify the various forms of ESI generated in the course of business, and where such ESI is stored; (ii) implement systems and technology capable of storing and retrieving such ESI, as necessary; and (iii) adopt a clear ESI document retention program and adhere to same at all times. The requirements imposed by the changes to the Rules as detailed above could require us to change our ESI-related programs at some additional cost. In addition, any subsequent litigation could result in substantially higher costs as a result of the need to produce greater quantities of ESI, which could have a material adverse impact on profitability and cash flows.

Legislation has been passed in sixteen (16) different states that are intended to regulate “spyware” and, to a limited extent, the use of “cookies.” Of particular significance is the Revised Utah Spyware Control Act (the “Utah Act”) that bars a person or company from using a context-based trigger mechanism to display an advertisement that partially or wholly covers paid advertising or other content on a website in a way that interferes with the user's ability to view the website. The Utah Act also requires purveyors of pop-up advertising to ask whether a user is a resident of the state of Utah before downloading “spyware” software onto the user's computer and further allows a trademark owner to sue any person or company who displays a pop-up advertisement in violation of a specific trademark protection which is set forth in the Utah Act. The State of Alaska has enacted similar legislation that bars the same means of delivering advertisements as the Utah Act, and requires similar verification of residency prior to downloading “spyware” or “adware” software onto the user's computer. In practice, we do not provide or use “spyware” in our marketing, but if more restrictive legislation is adopted, we may be required to develop new technology and/or methods to provide our services or discontinue services in some jurisdictions altogether. Additionally, there is a risk that state courts will broadly interpret the term “spyware” to include legitimate ad-serving software and/or cookie technology that is currently provided or used by us.

At the federal level, competing bills are pending which are also intended to regulate “spyware” and, to a limited extent, the use of “cookies.” “Spyware” has not been precisely defined in existing and pending legislation, but is generally considered to include software which is installed on consumers’ computers and designed to track consumers’ activities and collect and possibly disseminate information, including personally identifiable information, about those consumers without their knowledge and consent. As stated above, we do not provide or use “spyware” in our marketing practices, but there is the risk that the definition of spyware may be broadly interpreted to include legitimate ad-serving software and/or cookie technology that is currently provided or used by us. Anti-spyware legislation has 1) generally included a limited exemption for the use of cookies; and 2) focused on providing consumers with notification and the option to accept or decline the installation of spyware software. However, there can be no assurance that future legislation will not incorporate more burdensome standards by which the use of cookies will not be exempted and software downloading onto consumers’ computers will not be more strictly enforced. If more restrictive legislation is adopted, we may be required to develop new technology and/or methods to provide our services or discontinue services in some jurisdictions altogether.

Legislation has also been passed at the state level and competing bills are pending at the federal level which are intended to require that businesses and institutions provide notice to consumers of any potential theft or loss of sensitive consumer information then in possession of the applicable business or institution. At the state level, laws that recently took effect in the states of Arizona, Colorado, Hawaii, Idaho, Indiana, Kansas, Nebraska, Utah, Vermont and Wisconsin require companies, governmental agencies and private organizations to notify individuals in cases where their confidential information has been exposed to possible data thieves (the “New State Laws”). Upon taking effect on April 1, 2006, April 10, 2006, June 27, 2006, July 1, 2006, September 1, 2006, December 31, 2006 and January 1, 2007, as applicable, the New State Laws make customer notification mandatory in the event that personally identifiable information (including, but not limited to, social security numbers, driver's license numbers or bank and financial account numbers) has been accessed improperly by third parties. The New State Laws are in addition to similar laws previously in effect in at least twenty-four (24) other states including the states of Arkansas, California, Connecticut, Delaware, Florida, Georgia, Illinois, Louisiana, Maine, Michigan, Minnesota, Montana, Nevada, New Hampshire, New Jersey, New York, North Carolina North Dakota, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas and Washington that all require consumer notification where confidential or sensitive information has been improperly accessed, lost or stolen (together with the New State Laws, the “Information Security Laws”). The Information Security Laws also impose obligations on companies that collect, store and transmit sensitive information to use secure socket and/or encryption technologies, as applicable, when performing the aforementioned tasks. To the extent that we collect such personally identifiable information, the Information Security Laws may increase our costs to protect such information.

At the Federal level, the FTC, pursuant to its enforcement authority, filed a complaint against BJ’s Wholesale Club, Inc. (“BJ's”) for violation of the FTC Act in connection with the theft of consumer credit/debit card information which was then in BJ’s possession. The FTC alleged that BJ’s failure to secure customers' sensitive information was an unfair practice under the FTC Act because it caused substantial injury that was not reasonably avoidable by consumers and not outweighed by offsetting benefits to consumers or competition. BJ’s agreed to a settlement that requires BJ’s to establish and maintain a comprehensive information security program that includes administrative, technical and physical safeguards. Although we do not anticipate that this interpretation of the FTC Act, nor the Information Security Laws requiring notice of theft or loss of sensitive consumer information, will have a material adverse impact on our current operations, we could potentially be subject to regulatory proceedings for past and current practices in connection with the storage and security of sensitive consumer information and notice of such sensitive consumer information's theft or loss. In addition, we may be required to make changes in our future practices relating to the storage, security and provision of notice in connection with sensitive consumer information.

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

Employees

We currently employ 93 full-time employees, including four executive officers, and 2 part-time employees in the U.S. and 68 full-time employees in Canada. We believe that our relations with our employees are satisfactory. None of our employees are represented by a union.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct (the “Code”) for our principal executive and financial and accounting officers, and our directors, employees, agents, and consultants. The Code is publicly available on our website at www.traffixinc.com under “Investor Relations” (following the links to “Corporate Governance” and “Code of Ethics”). The Code addresses various issues regarding the practice of ethical conduct applied to all levels of our personnel in all the phases of their business activities and of their responsibility of reporting illegal or unethical behavior.

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

We May Not Continue To Pay Dividends On Our Equity Securities.

We have paid a dividend of $0.08 per share of our common stock in the last fourteen fiscal quarters and have declared a dividend payable on or about March 10, 2007 to holders of record of our common stock at the close of business on March 1, 2007. The declaration of each such dividend was approved by our Board of Directors upon the conclusion of each quarter. We can give you no assurances that our Board will declare any dividends in future fiscal periods. Any further declarations will depend upon our performance, the level of our then current and retained earnings and other pertinent factors relating to our financial position. You should not rely on any prior approvals of our Board as an indicator of its intent to approve the declaration of any dividends in the future.

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

Demand For Our Services May Decline Due To The Proliferation Of "Spam" And Software Designed To Prevent Its Delivery.

Our business may be adversely affected by the proliferation of "spam" and other unwanted Internet solicitations. In response to such proliferation, Internet Service Providers ("ISP's") have been adopting technologies, and individual computer users are installing software on their computers that are designed to prevent the delivery of certain Internet advertising, including legitimate solicitations such as those delivered by us. We cannot assure you that the number of ISP's and individual computer users who employ these or other similar technologies and software will not increase, thereby diminishing the efficacy of our services. In the case that one or more of these technologies are widely adopted or the software widely utilized, demand for our services would decline. During Fiscal 2006 we recognized a decline in our email marketing revenue of approximately 3.3% when compared to Fiscal 2005. We believe that such decline is the result of the factors mentioned above, and may continue to decline at higher rates in future fiscal periods.

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

We depend heavily on several third-party providers of Internet and related telecommunication services, including hosting and co-location facilities, in operating our services. These companies may not continue to provide services to us without disruptions in service, at the current cost or at all. The costs associated with any transition to a new service provider would be substantial, requiring the reengineering of computer systems and telecommunications infrastructure to accommodate a new service provider. This process would be both expensive and time-consuming. In addition, failure of the Internet and related telecommunications providers to provide the data communications capacity in the time frame required by us could cause interruptions in the services we provide. Unanticipated problems affecting our computer and telecommunications systems in the future could cause interruptions in the delivery of services, causing a loss of revenue and potential loss of customers, all of which could materially and adversely affect our business, results of operations and financial condition.

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

Our Success Depends On Our Ability To Continue Forming Relationships With Other Internet And Interactive Media Content, Service And Product Providers.

The Internet includes an ever-increasing number of businesses that offer and market consumer products and services. These entities offer advertising space on their websites, as well as profit sharing arrangements for joint effort marketing programs. We expect that with the increasing number of entrants into the Internet commerce arena, advertising costs and joint effort marketing programs will become extremely competitive. This competitive environment might prevent us from executing profit generating advertising and joint effort marketing programs in the future. This competitive environment may also prevent us from providing entertaining content and product and service providers from marketing their products and services through our websites. If we fail to continue establishing new, and maintain and expand existing, profitable advertising and joint marketing arrangements, we may suffer substantial adverse consequences to our financial condition and results of operations.

The Outcome Of Litigation In Which We Have Been Named As A Defendant Is Unpredictable And A Materially Adverse Decision In Any Such Matter Could Have A Material Adverse Affect On Our Financial Position And Results Of Operations.

We are named as defendants in litigation matters, as described under "Legal Proceedings" in our periodic reports filed pursuant to the Securities Exchange Act of 1934. The defense of these claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we are a named party, and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. A materially adverse resolution of any of these lawsuits could have a material adverse affect on our financial position and results of operations.

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

Our executive officers and directors beneficially own 2,288,997 shares of our outstanding common stock representing approximately 15.9% of the total of our outstanding shares before the exercise of any outstanding options. Accordingly, such persons will be able to exercise substantial control in the election of our directors, increases in our authorized capital, our dissolution or merger, or sale of our assets, and otherwise influence the control of our affairs. As a result, potential purchasers may not seek to acquire control of our Company through the purchase of common stock which may tend to reduce the market price of our common stock. In addition, we are subject to provisions of the General Corporation Law of the State of Delaware respecting business combinations which could, under certain circumstances, also hinder or delay a change in control.

Item 2. PROPERTIES

We lease approximately 15,000 square feet of space at One Blue Hill Plaza, Pearl River, New York, all of which is currently used for our principal executive offices. The lease for such premises expires on November 15, 2011, pursuant to a lease amendment executed on February 3, 2006. We own an office building in Dieppe, New Brunswick, Canada, acquired in Fiscal 2003, which houses the operations of our wholly-owed Canadian subsidiary, Infiknowledge, ULC. The New Brunswick, Canada property does not carry a mortgage. Additionally, we lease approximately 6,000 square feet of space in Lynbrook, New York, which is occupied by our wholly-owned subsidiary, Send Traffic.com, Inc. In October 2006, pursuant to the terms of such lease, we notified the landlord of our intent to terminate such lease, which termination takes effect on April 7, 2007. The operations performed out of that Lynbrook, New York, space will be moved to some of our other locations. Send Traffic.com also entered into a sub-lease agreement in Fiscal 2006 for approximately 3,000 square feet of office space in New York, New York. We also lease approximately 2,000 square feet in Hicksville, New York, which is occupied by our wholly-owned subsidiary, Hot Rocket Marketing, Inc. This lease expires November 30, 2010.

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

DADA USA INC. f/k/a DADAMobile Inc. v. Q121 Inc. d/b/a MSFOCUS and Banca Intesa SpA

In September 2006, DADA USA Inc. (“Dada”) filed this action in Supreme Court of the State of New York, New York County (Index No. 603365/06).

The action relates to a marketing agreement between Dada and Q121 Inc., our subsidiary. Dada alleges, inter alia, that Q121 Inc. breached the agreement by using unapproved advertisements or failing to prevent sub-publishers from using approved ads in an unapproved manner or misappropriating confidential information or diverting customers; and that it engaged in unfair competition. The complaint seeks damages in an amount which the plaintiff alleges it believes to be in excess of ten million dollars.

Dada sought to enjoin Q121 Inc. from drawing down on a letter of credit which had secured Dada's performance under the agreement. The court denied Dada's application for a temporary restraining order, the issuing bank paid the full amount of the letter of credit, and Dada withdrew the request for a preliminary injunction. Limited discovery has taken place; the matter has been referred to mediation, which is expected to occur as early as March 2007.

We believe that there is no merit to Dada's claims and intend vigorously to defend the action.

Hatton v. Prize America/Prize Distributors

In or about October 2005 Brandon Hatton filed a pro se action in the U.S. District Court, Middle District of Tennessee (No. 05 CV 00073) and was also granted permission to proceed in forma pauperis. The complaint, as amended, alleges that sometime between June 2002 and July 2004 the plaintiff won a prize, that defendant failed to pay/deliver, and claims damages of $391 million.

In December, 2006 we learned that plaintiff had attempted to serve process; our counsel has made a special appearance and has moved to dismiss the action on jurisdictional grounds. That application is pending.

We believe that there is no merit to this claim and, in the event our application is denied, we intend vigorously to defend the action.

Nicherie v. Pellicano et al, CV 06-6434 United States District Court; Central District of California

We were recently served with a Second Amended Complaint in this action, which alleges twenty causes of action variously directed against forty-seven individuals and entities as well as against Does 1 - 200. The plaintiff alleges that he is an inmate at the Metropolitan Detention Center in Los Angeles, that he was President and CEO of Federal Transtel, Inc. and that through a trust he owns or controls an interest in that company. The third cause of action is directed at a number of defendants, including us, and purports to state a RICO claim; plaintiff also purports to bring the twentieth cause of action on behalf of the United States of America against a number of individuals and entities including us pursuant to the False Claim Act, 31 USC 3730(b), alleging, among other things, what he describes as “’small increment billing’ frauds … which targeted the United States government and its employees who had authority to use government credit cards . . ..” and seeks unspecified damages and attorneys fees. In some of the other causes of action, the plaintiff purports to bring the claim against “all defendants” but fails to allege any act by us.

Portions of the Second Amended Complaint, including the causes of action directed at us, were dismissed by the court on motion of some of the other defendants, and plaintiff was granted leave to replead by February 13, 2007. We are named as a defendant in the Third Amended Complaint, for the same claims, but the substantive allegations or wrongdoing, or the lack thereof, remain the same.

We believe that there is no merit to the claims and intend vigorously to defend the action.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

Our Common Stock trades on the Nasdaq National Market System under the symbol "TRFX". Prior to September 12, 2000, the date upon which we changed our name to Traffix, Inc. from Quintel Communications, Inc., our Common Stock had traded under the symbol "QTEL". The following table sets forth the high and low sales prices of the Common Stock as reported by Nasdaq for each full quarterly period within the two most recent fiscal years.

	HIGH	LOW
Fiscal Year Ended November 30, 2006
First Quarter	$5.92	$5.01
Second Quarter	6.35	5.20
Third Quarter	5.91	5.09
Fourth Quarter	5.46	5.09

Fiscal Year Ended November 30, 2005
First Quarter	$7.00	$5.59
Second Quarter	5.73	4.35
Third Quarter	6.47	4.58
Fourth Quarter	6.20	5.07

Security Holders.

To the best of our knowledge, at February 26, 2007, there were 88 record holders of our Common Stock. We believe there are numerous beneficial owners of Common Stock whose shares are held in "street name."

Dividends.

We have paid a dividend of $0.08 per share of our common stock in each of the last fourteen fiscal quarters and have declared a dividend payable on or about March 10, 2007 to holders of record of our common stock at the close of business on March 1, 2007. The declaration of each such dividends was approved by our Board of Directors upon the conclusion of each quarter. We can give you no assurances that our Board will declare any dividends in future fiscal periods. Any further declarations will depend upon our performance, the level of our then current and retained earnings and other pertinent factors relating to our financial position. You should not rely on any prior approvals of our Board as an indicator of its intent to approve the declaration of any dividends in the future.

Item 6. SELECTED FINANCIAL DATA

The following table presents our selected historical financial data of the Company for each of the years in the five-year period ended November 30, 2006. The financial data set forth should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements.

Statement of Operations Data:

	Year Ended November 30,
	2006 (1)(2)	2005 (1)(2)	2004 (1)(2)	2003 (2)(3)	2002 (2)(3)
Net revenue	$72,843,943	$62,856,982	$37,281,214	$32,388,852	$44,042,925
Costs of sales	47,985,127	41,052,260	22,052,610	13,080,555	12,243,635

Gross profit	24,858,816	21,804,722	15,228,604	19,308,297	31,799,290
Selling, general and administrative expenses
	21,248,532	19,927,933	15,155,749	20,142,448	26,724,110
Bad debt expense	539,155	(403,186)	406,699	576,350	647,875
Income (loss) from operations	3,071,129	2,279,975	(333,844)	(1,410,501)	4,427,305
Interest expense	-	-	-	-	(101,385)
Other income, net	468,275	1,190,819	1,752,661	1,683,830	202,364

Income before provision (benefit) for income taxes	3,539,404	3,470,794	1,418,817	273,329	4,528,284
Provision (benefit) for income taxes	1,636,561	1,042,637	404,603	(147,571)	1,786,894

Net income	$1,902,843	$2,428,157	$1,014,214	$420,900	$2,741,390

Basic net income per share	$0.13	$0.17	$0.08	$0.03	$0.21
Diluted net income per share	$0.13	$0.17	$0.07	$0.03	$0.19
Common Shares outstanding
Basic	14,332,598	13,973,899	13,257,869	12,776,295	13,350,794
Diluted	14,514,232	14,344,584	13,928,375	13,085,297	14,247,450
Cash dividends per common share	$0.32	$0.32	$0.32	$0.16	$-

Balance Sheet Data:

	Year Ended November 30,
	2006	2005	2004	2003	2002
Working capital	$31,707,360	$30,720,637	$34,558,222	$38,246,883	$39,344,095
Total assets	52,725,627	56,262,764	51,958,510	50,012,944	51,190,993
Total liabilities	9,083,597	11,421,388	8,436,075	6,674,031	7,404,985
Stockholders’ equity	43,328,393	44,475,739	43,522,435	43,338,913	43,786,008

NOTE: Prior year presentations have been changed to conform to Fiscal 2006 presentation, which changes did not impact net income.

(1)
On January 21, 2005, we acquired the assets of Hot Rocket Marketing, Inc. and Clockwork Advertising Inc. (collectively “Hot Rocket”), privately-held corporations in the business of buying and selling performance-based online advertising space for third parties. Hot Rocket’s net revenues for the year ended November 30, 2006 and for the period January 22, 2005 to November 30, 2005 were approximately $10.9 million and $7 million after intercompany eliminations, respectively.

(2)
On June 30, 2004, we acquired the assets of SendTraffic, Inc. a privately-held search engine marketing company. SendTraffic’s net revenues for the years ended November 30, 2006 and 2005, and for the five months ended November 30, 2004 were approximately $17.9 million, $9.6 million and $2.1 million after intercompany eliminations, respectively.

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

Overview

We are a leading Interactive media and marketing company that provides complete end-to-end marketing solutions for our clients who seek to increase sales and customer contact deploying the numerous facets of online marketing we offer. Our clients include advertisers, direct marketers, agencies and wireless service providers. Our online marketing offers include search engine marketing, search engine optimization, email marketing, affiliate marketing, lead generation, creative support, and development and hosting solutions. We own and operate customized websites, hosted and third-party web pages, and email marketing platforms to facilitate consumer interaction with, and ultimate transactions for, our clients. We generate and record revenue primarily on a performance-based model, whereby revenue is recognized upon the successful delivery of a qualifying lead, customer, survey, completed application, ultimate sale or the delivery of some other measurable marketing benefit as defined in the underlying marketing agreement.

In addition to generating customers, sales and leads for our advertising clients, we also use this media platform for the promotion of our own services which include subscriptions to our online personals websites and our mobile services, under which we bill consumers directly.

In January of Fiscal 2005, we, through our wholly owned subsidiary, Hot Rocket Acquisition Corp., acquired all of the intangible assets of Hot Rocket Marketing Inc. and Clockwork Advertising Inc. (collectively “Hot Rocket”), corporations in the business of buying and selling performance based online advertising space for third parties, as well as providing such services to the sales activities of our consolidated entity. The Hot Rocket acquisition has broadened our reach into the Internet direct marketing arena, which continues to allow for expanded client relationships and various other synergistic possibilities, such as adding value to our core operations by the enhancement of our current and developing marketing programs conducted in our Online Advertising and Media Services activities.

The initial purchase price for the Hot Rocket acquisition, recorded in Fiscal 2005, was approximately $3.8 million and was comprised of $3.1 million in cash, $0.7 million (or 113,821 shares) of our common stock and transaction fees approximating $0.1 million. Pursuant to an independent third party valuation, the reported purchase price was allocated to approximately $2.2 million of goodwill and $1.6 million of identifiable intangibles. There were no tangible assets acquired.

In addition to the initial purchase price of the acquisition, we agreed to pay Hot Rocket a contingent purchase price of up to $12.5 million if Hot Rocket generates an aggregate of $27 million in EBITDA (as quantified in the Agreement) over the four year period following the closing. In accordance with the terms of the acquisition agreement, for the period February 1, 2005 to January 31, 2006, we were liable for a combined additional purchase price payment of $1.467 million, which has been settled by a cash payment of approximately $0.886 million made on May 9, 2006, and an issuance of 103,354 shares issued on May 10, 2006 (then having a fair market value of approximately $0.581 million). Future contingent payments made, if any, will be treated as additional purchase price and included as an addition to goodwill.

At November 30, 2006, we determined that at the current rate of growth recognized by Hot Rocket, there exists the possibility that the second anniversary tier of contingent payment will not be attained within the second measurement period, which ended January 31, 2007. Based on that lack of absolute certainty as to the second anniversary additional purchase price liability, we have not accrued any additional contingent payments at this time. Future contingencies, if any, will be recorded when the contingency has been satisfied and the additional consideration is issued or becomes issuable.

The terms of the acquisition agreement also provide for additional contingent payments of purchase price for the periods February 1, 2006 through July 31, 2006, and August 1, 2006 through January 31, 2007, upon the attainment of certain EBITDA thresholds as specified in the Agreement. Hot Rocket did not reach the $1.35 million EBITDA threshold for the period ended July 31, 2006. As of November 30, 2006, based on the lack of absolute certainty regarding the EBITDA contingent threshold as it relates to the additional payment period ended January 31, 2007, we have not accrued any additional contingent payments at this time.

We made one asset acquisition in each of Fiscal 2004 and 2005, which accounted for approximately $6.9 million and $16.6 million of our consolidated revenues during such fiscal periods, respectively, and approximated $28.85 million, or 39.5% of consolidated revenues during the year ended November 30, 2006. Such asset acquisitions are described in further detail below and also described in the notes to the November 30, 2006 audited consolidated financial statements included herein.

Background and Available Information

From our inception in 1993 (under the name "Quintel Communications, Inc.") through Fiscal 1999, we generated the bulk of our revenue from direct marketing using the traditional media of television, postal mail and telemarketing.

In Fiscal 2000, we repositioned our operations, focus and direct marketing business to the online media of the Web. Applying the marketing disciplines honed from our years of operating in the "off-line" media arena, we have been able to provide enhanced response-based results in a cost-effective and scaleable manner via our online marketing strategy.

During December 1995, we completed our initial public offering of common stock, which is publicly traded and is currently reported on the NASDAQ National Market under the symbol “TRFX”.

We are headquartered in Pearl River, New York and our mailing address is 1 Blue Hill Plaza, Pearl River, New York, 10965. The telephone number of our executive offices is (845) 620-1212. We have subsidiaries and branch offices in Canada.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website, www.traffixinc.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Any and all information found on our website is not part of this or any other report we file with or furnish to the SEC.

The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information regarding our Company that we file electronically with the SEC.

Unless the context otherwise requires, in this Annual Report on Form 10-K, the term “Traffix”, “the Company”, “we”, “us,” and “our” refer to Traffix Inc. and its subsidiaries. Our fiscal year ends on November 30 and fiscal years are referred to by the calendar year in which they end. For example, “fiscal year 2006” and “Fiscal 2006” refer to the fiscal year ended November 30, 2006.

Online Advertising and Media Services

We own and operate a variety of Internet websites featuring specialized content such as online personals, downloadable ring-tones, wallpaper and music, recipes, greeting cards, automobile information, DVD promotions, and other theme-based content. We generate traffic to our websites from advertising on third-party Internet media (e.g., search engines, email and banner advertisements) and through cross-marketing within our own online media. Our Web properties and our marketing activities utilize proprietary technologies to generate real-time response-based marketing results for our advertising clients. When visiting our online properties, consumers are given the opportunity to purchase, sign-up for, ask to be contacted regarding, or simply indicate an interest in, hundreds of offers for various products and services. Specifically, through these interactive Web properties we generate a variety of transactional results ranging from (a) Web traffic, (b) inbound telemarketing calls, (c) outbound telemarketing leads, (d) demographically/psychographically profiled lists of consumers, (e) highly-targeted customized response-based leads, (f) completed applications for products, and (g) sales of our clients’ products and services.

Online Advertising - Website Advertising

We own and operate a variety of websites with a broad range of content. Virtually all of our websites generate revenue from client advertisements. The advertisements are served across all of our websites using our internally developed technology that serves ads to websites using an algorithm that takes into account a number of factors including information supplied by the visitor upon registration (e.g., gender, age and zip code), as well as the price paid by our client to serve the advertisement.

The websites feature content ranging from music for downloads to sweepstakes. In Fiscal 2004, we launched EZ-Tracks.com (a Canadian domiciled majority owned subsidiary), our music destination site that features over 30,000 songs available for free and legal downloading, as well as other content such as musical greeting cards and a downloadable version of the Bible in audio format. We have a games website that offers a variety of free parlor-style games, such as backgammon and checkers. In Fiscal 2004, we also launched reciperewards.com, a website that features thousands of cooking recipes.

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

Results Analysis

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

Affiliate Marketing

Our affiliate marketing business commenced in late Fiscal 2005 under the name of RocketProfit.com, where publishers and advertisers can make available to themselves countless unique and exclusive deals, customized promotions, high payouts, detailed tracking capabilities and significant multi-level customer support.

Syndication

After we develop a campaign that works efficiently on our own media, we sometimes "syndicate" the program to third-party media. Typically, we have expended time, media and other costs in developing certain campaigns. In exchange for this invested effort, we obtain the right to market those campaigns to other online media companies. We believe that with syndicated offers we can leverage campaigns we have developed so that in future fiscal periods we can generate additional revenue with reduced costs and risks associated with such business extension. There is no guarantee that this belief will be realized in future fiscal periods.

Online Advertising - Internet Media Performance Based Sales

Pursuant to our Fiscal 2005 acquisition of Hot Rocket Marketing, Inc., we generate revenues from the resale, on a variable performance basis, of Internet Media Advertising space acquired on a fixed cost basis.

Online Advertising - Data Sales, Rentals and List Management

We also generate revenues from the sales, rentals and management (for use both online and offline) of our proprietary, profiled databases. Such revenue is included in our Online Advertising and Media Services activities revenue in the Online Advertising revenue line item component.

Search Engine Marketing

Our search engine marketing company, SendTraffic (acquired in Fiscal 2004), develops and manages search engine marketing (SEM) campaigns for our third party advertising clients, as well as for our own proprietary websites, promotions and offers. Using a proprietary technology called Marketing Dashboard, we build, manage and analyze the effectiveness of hundreds of thousands of pay per click (PPC) keywords in real time across each of the major search engines, like Google, Yahoo and MSN. SendTraffic pays the search engines directly for the traffic, and generates revenue by billing its clients the search engine costs, plus a marketing services fee. We also perform search engine optimization (SEO) services, for which advertising clients are billed a monthly retainer fee.

Personals

Our Personals business is designed as a monthly recurring billing program, with various memberships to our Personals program, iMatchUp.com. Revenue from our Personals business is generated by directly billing consumers. In the latter part of Fiscal 2006, we began managing the declining Personals customer base, and had, and expect to continue to have a reduction in marketing efforts directed at obtaining new enrollments within the Personals program. Competition for enrollees has driven the marketing costs in excess of our tolerable thresholds.

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

Background

In Fiscal 2000, we repositioned our operations, focus and direct marketing business to the online media of the Web. Applying the marketing disciplines honed from our years of operating in the "off-line" media arena, we have been able to provide enhanced response-based results in a cost-effective and scaleable manner via our online marketing strategy. From our inception in 1993 (under the name "Quintel Communications, Inc.") through 1999, we generated the bulk of our revenue from using the traditional media of television, postal mail and telemarketing.

During December 1995, we completed our initial public offering of common stock, which is publicly traded and is currently reported on the NASDAQ National Market under the symbol “TRFX”.

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

Segment Information

We operate in one segment, Online Advertising and Media Services. In classifying the financial information for our operating activities, we rely primarily upon the evaluations of the chief operating decision maker (CODM - as managed by committee) and executive management in deciding how to allocate our resources and assess our performance. Disclosure is also required about products and services, geographic areas and major customers. At December 1, 2005, management realigned the way it views operations internally and modified the format that we distribute reports and information to the CODM. In accordance with such realignment, the LEC Billed Products and Services segment, which was principally inactive in terms of its contributions to gross margin and income from operations from the period December 1, 2002 to November 30, 2005, was collapsed into our Online Advertising and Media Service activities, and was no longer displayed as a separate segment within our CODM reporting information and, therefore, was correspondingly reflected as such in our publicly disseminated financial information. For the November 30, 2006, 2005 and 2004 Fiscal periods, the Company’s income statements and notes to the financial statements were reclassified, regarding segment disclosures and the collapse of the LEC segment into our single segment presentation of Online Advertising and Media Services Activities. All information regarding “Managements’ Discussion and Analysis of Financial Condition and Results of Operations” has been reclassified to conform with such presentation for all periods reported.

In Fiscal 2006, our Online Advertising revenue component of our Online Advertising and Media Service activities included $613,000 of legacy revenue from reserve releases from our prior LEC segment. Such reserve releases were actual cash received by us from third party service bureaus that withheld amounts from our legacy LEC segment in anticipation of bad debts; actual bad debts proved less than amounts originally withheld. At the point these monies were withheld in prior fiscal years, we had treated them as contra revenue. We do not anticipate future reserve releases, if any, will represent material amounts.

We sell services and not products and, correspondingly, do not carry inventory.

We had revenue from our Canadian-based subsidiary of approximately $912,000 and $647,000 during the fiscal years ended November 30, 2006 and 2005, respectively. The primary role of the Canadian subsidiary is to support back office data operations and does not directly contribute significant amounts to consolidated net income. The majority of the Canadian subsidiary’s outlays are related to the generation of our revenues. Correspondingly, we classify them within the categories of cost of sales and selling, general and administrative expenses, where appropriate.

Segment information is set forth in Note 1 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section hereof. For a more detailed discussion of our segment information, also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

RESULTS OF OPERATIONS

Our net revenues, and with disclosure of our revenue components for each of the fiscal years ended November 30, 2006, 2005 and 2004, are set forth in the following tables:

Net Revenue Components
Online Advertising and Media Service Activities

	Year Ended November 30,
	2006	2005	2004

Online Advertising	$47,674,007	$44,177,956	$28,373,640
Search Engine Marketing	17,860,887	9,599,746	2,059,722
Personals	6,397,352	8,432,402	6,606,541
Internet game development	911,697	646,878	241,311

Consolidated totals	$72,843,943	$62,856,982	$37,281,214

The following table sets forth for the periods indicated the percentage of net revenues represented by the certain items reflected in our statement of operations:

	Year Ended November 30,
	2006	2005	2004
Net Revenue	100.0%	100.0%	100.0%
Cost of Sales	65.9%	65.3%	59.2%
Gross Profit	34.1%	34.7%	40.8%
Selling, general and administrative expenses	29.2%	31.7%	40.7%
Bad debt - net expense (recapture)	0.7%	-0.6%	1.1%
Other Income	0.6%	1.9%	4.7%
Net income	2.6%	3.9%	2.7%

For the Year Ended November 30, 2006 Compared to Year Ended November 30, 2005

Our net revenues, and the disclosure of our components, for each of the fiscal years ended November 30, 2006 and 2005, are set forth below:

Net Revenue Components
Online Advertising and Media Service Activities

			Change	Change
	Year Ended November 30,		Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Online Advertising	$47,674,007	$44,177,956	$3,496,051	8%
Search Engine Marketing	17,860,887	9,599,746	8,261,141	86%
Personals	6,397,352	8,432,402	(2,035,050)	-24%
Internet game development	911,697	646,878	264,819	41%

Consolidated totals	$72,843,943	$62,856,982	$9,986,961	16%

Net Revenue increased approximately $10 million, or 16%, to $72.8 million for the year ended November 30, 2006, from $62.9 million in the prior year. The Online Advertising and Media Services activities’ core business grew organically, primarily driven by increased revenues from Search Engine Marketing services (increase of $8.3 million, or 87%) and increased revenues from Online Advertising (increase of $3.5 million, or 8%). Online Advertising revenue included an increase in performance basis revenue from Internet Media Advertising (increase of $3.9 million, or 55%), and a net-combined decline in revenue from our Web Advertising, Email Marketing Programs, Data sales, and list management of approximately $0.5 million, or 1.5%. Internet Game Development revenues approximated $0.9 million, for an approximate $0.3 million increase, or 41%. Search Engine Marketing service revenue increased as a result of our increased focus on our Online Advertising and Media service activities as a result of recent acquisitions. Online advertising revenue includes the revenues we generate upon our resale of Internet Media, and is also the result of recent acquisitions. The above-referenced increases were offset by declines in: (a) email marketing program revenue, which declined approximately $0.2 million, or 3%, resulting from declines in the delivery rates of our email marketing offers; and (b) data sale, rental and list management revenue declines of $1.9 million, or 50%, which resulted from the shift in our business, where our increased reliance on Search Engine Marketing and Internet Advertising revenue generated lesser amounts of data that would otherwise become available for sale and rental purposes when compared to our historical incentive based online web advertising focus.

Our Personals business, the iMatchUp.com dating sites, recognized a revenue decline of approximately $2.0 million, or 24%, as a result of declining customer enrollments. In the latter part of Fiscal 2006 (and as expected in Fiscal 2007), we experienced (and expect to continue to experience) a reduction in marketing efforts directed at obtaining new enrollments within the Personals program. Competition for enrollees has driven the marketing costs in excess of our tolerable thresholds, which is the reasoning behind our change in our customer contact strategy and resulting revenue declines.

The increase in Internet game development revenue was attributable to an increase in successful games brought to market by our development partners in Fiscal 2006 when compared to Fiscal 2005.

Our cost of sales during the year ended November 30, 2006 and 2005, were comprised of direct and indirect marketing costs associated with the acquisition and retention of consumers for our Online Advertising and Media Service activities’ marketing programs, and includes direct response email marketing costs (including related salaries, depreciation and amortization costs), website registrations costs, the cost of customer profiles, other customer acquisition costs, search engine marketing costs, and the related contingent-based sweepstakes indemnification expense.

Our cost of sales, and the disclosure of our components, for each of the fiscal years ended November 30, 2006 and 2005, are set forth below:

Cost of Sale Components
Online Advertising and Media Service Activities

	Year Ended November 30,		Change Inc(Dec)	Change Inc(Dec)
	2006	2005	$$$	%%%

Online Advertising	$28,110,977	$26,301,370	$1,809,607	7%
Search Engine Marketing	15,155,117	7,770,651	7,384,466	95%
Personals	4,432,433	6,776,885	(2,344,452)	-35%
Internet game development	286,600	203,354	83,246	41%

Consolidated totals	$47,985,127	$41,052,260	$6,932,867	17%

Cost of sales on a consolidated basis increased $7.0 million, or 17%, to $48.0 million for the year ended November 30, 2006, from $41 million for the year ended November 30, 2005.

The significant factor contributing to the increase in consolidated costs of sales was a net increase of approximately $7.4 million, or 95%, in costs incurred in the generation of increased Search Engine Marketing service revenues. The Online Advertising component recognized a net increase in cost of sales of approximately $1.8 million, or 7%, and was comprised of increases in purchases of performance based online advertising space of $2.6 million, or 60%, as a result of a prior year acquisition within which we make direct purchases of online advertising space that is resold on a performance basis. Such increase was offset by a combined decline in website advertising registrations and total email costs of approximately $0.8 million resulting from a shift to a greater reliance on search engine marketing to drive Online Advertising traffic, coupled with an increased focus on internal email platform mailings and a lesser reliance on third party email vendors.

In our Personals business, costs incurred in the acquisition of new customer profiles decreased $2.3 million, or 35%. The decrease in customer profile cost correlates to our decreased emphasis on the acquisition of new enrollments during the last six-months of Fiscal 2006. The cost of enrollment escalation, coupled with a decline in the billable life of existing customers, caused us to decrease our spending budget for the Personals business. We continue our focus of maximizing current customer billable lifetime.

Our gross profit in terms of dollars, and our gross profit percentage, for each of the years ended November 30, 2006 and 2005, are set forth below:

Gross Profit Components
Online Advertising and Media Service Activities

			Change	Change
	Year Ended November 30,		Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Online Advertising	$19,563,030	$17,876,586	$1,686,444	9%
Search Engine Marketing	2,705,770	1,829,095	876,675	48%
Personals	1,964,919	1,655,517	309,402	19%
Internet game development	625,097	443,524	181,573	41%

Consolidated totals	$24,858,816	$21,804,722	$3,054,094	14%

Gross Profit Components
Online Advertising and Media Service Activities

			Absolute Change	Relative Change
	Year Ended November 30,		Inc(Dec)	Inc(Dec)
	2006	2005%%%		%%%

Online Advertising	41.0%	40.5%	0.5%	1.4%
Search Engine Marketing	15.1%	19.1%	-4.0%	-20.5%
Personals	30.7%	19.6%	11.1%	56.4%
Internet game development	68.6%	68.6%	0.0%	0.0%

Consolidated totals	34.1%	34.7%	-0.6%	-1.6%

Consolidated Gross Profit ("gross margin") as a percentage of net revenue was 34.1% during the year ended November 30, 2006, compared to 34.7% in the prior year, representing an absolute percentage point decrease of 0.6%, or a 1.6% decrease on a relative basis.

The slight negative change in gross profit percentage is primarily attributable to several offsetting factors. Our Personals business, the iMatchUp.com dating sites, recognized a 56.4% relative margin increase in Fiscal 2006, and is the result of reductions in our new Personals member acquisition budget and the benefit of the attritting billable customer base yielding a gross margin that was not encumbered by increasing acquisition costs (the overall impact on gross margin dollars is minimal based on the Fiscal 2006 decline in Personals revenue of approximately $2.3 million). Our Online Advertising activities gross margin remained relatively constant, resulting from the loss of a material customer in the third quarter of Fiscal 2006, partially offset by increased gross margins resulting from a greater reliance on Search Marketing in our Online Advertising efforts, which replaced the prior periods' greater reliance on marginally less profitable website registrations, as well as a relative decline of 20.5% in the gross margin recognized in our Search Engine Marketing services provided to third parties. In the continued expansion of our search engine marketing services, we have recognized declines in the related gross margin as a result of maintaining such growth, coupled with cost increases arising from competitive market conditions.

Our Selling Expenses for each of the years ended November 30, 2006 and 2005 are presented in the table set forth below:

Selling Expense Components
Online Advertising and Media Service Activities

			Change	Change
	Year Ended November 30,		Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Fee share commissions	$2,917,982	$2,426,527	$491,455	20%
Selling salaries and related costs	2,944,383	2,545,218	399,165	16%
Travel, entertainment, shows, other	220,886	261,613	(40,727)	-16%

Consolidated totals	$6,083,251	$5,233,358	$849,893	16%

Selling expenses, on a consolidated basis, increased approximately $0.8 million, or 16%, to $6.1 million during the year ended November 30, 2006 from $5.2 million during the year ended November 30, 2005. The increase resulted from an approximate $0.5 million increase in fee share commissions correlating to our increased use of third-party databases used to generate our email marketing program revenues included in our Online Advertising revenue component. We are the primary obligor to the third party list owner and bear the responsibility of payment to the list owner regardless of whether or not our client pays us. Additionally, selling salaries and related costs increased approximately $0.4 million, or 15%, during the year ended November 30, 2006 as a result of increased sales commissions (on total revenues of $72.3 million for the year ended November 30, 2006 compared to the year ended November 30, 2005 total revenues of $62.9 million).

Our general and administrative expenses ("G&A") are principally comprised of (i) compensation costs and related expenses for executive, finance, information technology and operation systems, and general administration personnel, (ii) professional fees (which include legal; audit, accounting and tax; public relations; database management and consulting; and public company related printing and filing costs), (iii) insurance costs, (iv) occupancy and other equipment rental costs, (v) salaries, depreciation and amortization related to our site development, maintenance and modification costs related to our Online Advertising and Media Services activities, and (vi) all other general and miscellaneous corporate expense items.

Our General and Administrative Expenses for the years ended November 30, 2006 and 2005 are presented in the table set forth below:

General and Administrative Expense Components
Online Advertising and Media Service Activities

			Change	Change
	Year Ended November 30,		Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Compensation and related costs	$9,251,400	$8,933,727	$317,673	4%
Professional fees	1,291,921	1,647,399	(355,478)	-22%
Insurance costs	945,810	936,385	9,425	1%
Occupancy and equipment costs	457,206	406,261	50,945	13%
Depreciation and amortization	1,443,704	1,525,425	(81,721)	-5%
All other miscellanous G&A expenses	1,775,240	1,245,378	529,862	43%

Consolidated totals	$15,165,281	$14,694,575	$470,706	3%

General and Administrative expenses ("G&A") on a consolidated basis increased approximately $0.5 million, or 3%, when comparing G&A of $15.2 million for the year ended November 30, 2006 to G&A of $14.7 million incurred during the year ended November 30, 2005. The net increase was principally attributable to combined increases in compensation costs and miscellaneous G&A expenses of approximately $0.8 million, or 8%. Offset by a combined decline in professional fees, depreciation and amortization of $0.4 million. The significant increase in compensation costs was attributable to non-cash stock-based compensation costs of approximately $0.5 million resulting from the December 1, 2005 adoption of SFAS 123R, offset by Fiscal 2006 fourth quarter declines in contractually legislated officer bonuses based on the decline in Fiscal 2006 fourth quarter results, reducing amounts previously accrued to August 31, 2006.

Bad Debt Expense and (Recapture) Components
Online Advertising and Media Services

			Change	Change
	Year Ended November 30,		Inc(Dec)	Inc(Dec)
	2006	2005	$$$	%%%

Online Advertising	$335,565	$(422,811)	$758,376	-179%
Search Engine Marketing	199,947	19,625	180,322	919%
Personals	-	-	-	0%
Internet game development	3,643	-	3,643	100%

Consolidated totals	$539,155	$(403,186)	$942,341	-234%

Bad Debt expense increased on a net basis by approximately $0.9 million when comparing the year ended November 30, 2006 with the year ended November 30, 2005. Our Fiscal 2006 bad debt expense of approximately $0.5 million includes a $0.15 million reduction attributable to a favorable litigation settlement resulting in a cash-based recapture of receivable amounts previously written-off for one particular client in a prior fiscal year. Offsetting the recapture, we increased our bad debt reserves for the entire balance of the uncollected receivable related to the loss of a significant customer in the third quarter of Fiscal 2006, as well as providing for bad debt reserves for other smaller receivable balances as at November 30, 2006. Our allowance for bad debt results from our assessment of the risk of collection embedded in our customer base as described below.

We continuously evaluate the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition or bankruptcy filings of our customers. Not all of our customers are publicly traded, or otherwise make available financial information in significant detail. Therefore, there are limits placed on our ability to draw information from financial filings. As a result of our review process, we record adjustments to bad debt provisions/(recoveries) to reflect the related accounts receivable carrying amount to amounts that estimate their probable realizable value. Provisions for bad debts are also recorded resulting from the review of other factors, including (a) length of time the receivables are past due, and (b) historical experience, and other factors obtained during collection efforts. If circumstances related to specific customers change, our estimates for bad debt provision/(recoveries) could be further increased or decreased in future fiscal periods.

Other Non-operating Income (Expense)

The components of our “Other non-operating income (expense)” for the years ended November 30, 2006 and 2005 are set forth below:

OTHER NON-OPERATING INCOME (EXPENSE)

			Change	Change
	Year Ended November 30,		Inc(Dec)	Inc(Dec)
Other non-operating income (expense):	2006	2005	$$$	%%%

Interest income and dividends	$1,068,538	$957,069	$111,469	12%
Realized gains on sale of
marketable securities	16,835	561,359	(544,524)	-97%
Realized gain on sale of subsidiary	-	195,000	(195,000)	-100%
Other non-operating income:
Other miscellaneous			-
income (expense)	23,996	(6,832)	30,828	-451%
Foreign Currency Exchange Rate
Fees and interest expense	(51,192)	(21,244)	(29,948)	141%
Interest and penalties - tax
audits and settlements	(13,902)	-	(13,902)	100%
Minority interest income	(576,000)	(494,533)	(81,467)	16%

Total consolidated other
non-operating income:	$468,275	$1,190,819	$(722,544)	-61%

Consolidated Other Non-operating Income (Expense) decreased approximately $0.7 million, from approximately $1.2 million of other income during the year ended November 30, 2005, to approximately $0.5 million for the year ended November 30, 2006.

The material factors contributing to the net decline in other non-operating income as forth in the above table are as follows:

(a)	Interest income increased approximately $0.1 million, or 12%, with the increase related to more favorable interest rates available during Fiscal 2006 when compared to Fiscal 2005.

(b)
Realized gains on the sale of marketable securities decreased by $0.5 million when compared to the prior year’s comparable annual period. During the prior year we had substantial selling activity in the equity-based portion of our marketable security portfolio, resulting from our decision to recognize unrealized capital gains to take the benefit of expiring capital loss carryforwards.

(c)
Fiscal 2005 included approximately $0.2 million in installment payments from a prior year’s sale of a subsidiary. The final installments were collected in Fiscal 2005 and, therefore, no such collections or income were recognized in the comparable period of Fiscal 2006.

MINORITY INTEREST

During January 2005, we entered into an agreement with Madacy Entertainment, through a newly created partnership, EZTracks LP, to market and promote EZTracks.com, our new web destination consisting of approximately 30,000 downloadable songs covering a wide array of musical genres. We, through a wholly-owned subsidiary, own 50.7% of the partnership and will be responsible for managing the operations of the business, including generating traffic to the website, as well as selling advertising on the site. Madacy Entertainment, through its wholly-owned subsidiary, owns 49.3% of the partnership and provides its inventory of downloadable music, including an extensive library of downloadable music licensed from other parties. Madacy has limited involvement with certain aspects of operations. The results of operations for the year ended November 30, 2006 include the fully consolidated results of EZTracks LP with minority interest established to reflect Madacy’s ownership share of the partnership’s operating results. The Fiscal 2005 period reflects the fully consolidated results of operations of EZTracks LP for the period January 12, 2005 (inception) to November 30, 2005, with the minority interest established to reflect Madacy’s ownership share for such period.

The following table summarizes the results of EZ Tracks LP for the periods indicated:

	Year		January 21,
	Ended		2005 to		Change	Change
	November 30,		November 30,		Inc(Dec)	Inc(Dec)
	2006		2005		$$$	%%%

Net Revenues	$10,262,347		$8,369,797		$1,892,550	23%
Cost of Sales	8,913,489		7,286,976		1,626,513	22%
Gross Profit	1,348,858		1,082,821		266,037	25%
General and
Administrative Expenses	180,501		79,712		100,789	126%
Net Income	$1,168,357	(1)	$1,003,109	(1)	$165,248	16%
Minority interest	$576,000	(2)	$494,533	(2)	$81,467	16%
Distributions to
Minority Interest	$628,000		$128,896

(1) All items included in our Online Advertising and Media Services activities

(2) Represents Madacy Entertainment's 49.3% minority interest

PROVISION FOR INCOME TAXES

We provide for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. A final adjustment is made to our provision for income taxes pursuant to the computation of our annual tax provision (benefit). Our current year’s tax provision approximates $1.6 million, coupled with pre tax income of approximately $3.5 million. This effective rate relationship of 46.2%, when compared to our historical effective rate of approximately 30%, principally results from taxes incurred and expensed from our foreign operations. We settled Scientific Research and Experimental Development Credits (“SR&ED credits”) for our Canadian (New Brunswick based) subsidiary with the Canadian Revenue Agency for the fiscal years ended November 30, 2002 through 2005. During such Fiscal 2002 to 2005 period, the related items attributable to the SR&ED credit were exhausted. Therefore, under our current tax structure, our Canadian subsidiary’s foreign earnings are fully taxed in Canada, and as such, based on the lack of any foreign source income, a foreign tax credit is not available to us on the related foreign taxes, with such taxes being fully included in our US tax provision, resulting in the effective tax rate increase. We are formulating tax planning that should be in place for Fiscal 2007 whereby our future effective tax rate should range from approximately 36% to 39%. See Note 9 of the Consolidated Financial Statements for further details of our tax expense (benefit), and deferred tax assets and liabilities. We are subject to examination by taxing authorities in various jurisdictions, and believe that we have adequately provided for all such tax liabilities. Matters raised upon audit from such jurisdictions may involve substantial amounts and could be material. Management considers it unlikely that resolution of any such matters would have a material adverse effect upon our consolidated financial statements.

For the Year Ended November 30, 2005 Compared to Year Ended November 30, 2004

Our net revenues, and the disclosure of our components, for each of the fiscal years ended November 30, 2005 and 2004, are detailed in the following tables:

Net Revenue Components
Online Advertising and Media Service Activities

			Change	Change
	Year Ended November 30,		Inc(Dec)	Inc(Dec)
	2005	2004	$$$	%%%

Online Advertising	$44,177,956	$28,373,640	$15,804,316	56%
Search Engine Marketing	9,599,746	2,059,722	7,540,024	366%
Personals	8,432,402	6,606,541	1,825,861	28%
Internet game development	646,878	241,311	405,567	168%

Consolidated totals	$62,856,982	$37,281,214	$25,575,768	69%

Net Revenue increased approximately $25.6 million, or 69%, to $62.8 million for the year ended November 30, 2005, from $37.3 million in the prior year. The Online Advertising and Media Services activities’ core business grew organically, primarily driven by an extension in our customer base across the majority of our revenue components, coupled with revenues generated from a prior year acquisition, and accounted for approximately $19.8 million of the consolidated revenue increase. The prior year acquisition, Send Traffic, Inc. acquired on June 30, 2004, accounted for approximately $7.5 million of such increase, and contributed approximately $9.6 million, or 15.3% to Fiscal 2005 net revenues, compared to $2.1 million, or 5.5% in Fiscal 2004 revenues. Supplementing our core Online Advertising and Media Service revenue growth was approximately $7.0 million in revenue earned from our January 21, 2005 Hot Rocket acquisition, with such revenue being included in our Online Advertising revenue component.

At December 1, 2005, the first month of our fiscal year ended November 30, 2006, we reviewed our segment reporting and determined that we were in one segment, with that segment being the business of Online Advertising and Media Services. We correspondingly have restated all financial information disclosed in the current Form 10-K, for the year ended November 30, 2006, in order not to disrupt any financial statement trend analysis. In Fiscal 2005, and prior, we had reported revenue from an additional segment, LEC Billed Products and Services, which was primarily inactive regarding its contribution to gross margin, income from operations and net income for the period December 1, 2002 through November 30, 2005. The revenues from this collapsed segment have been combined with the Online Advertising revenue component for all periods reported; such revenue declined approximately $1.3 million when comparing Fiscal 2005 with Fiscal 2004, based on our intentional decline in the marketing focus and emphasis applied to this terminated business resulting from its underlying unprofitable customer base.

Our cost of sales during the year ended November 30, 2005 and 2004, were comprised of direct and indirect marketing costs associated with the acquisition and retention of consumers for our Online Advertising and Media Service activities’ marketing programs, and includes direct response email marketing costs (including related salaries, depreciation and amortization costs), website registrations costs, the cost of customer profiles, other customer acquisition costs, search engine marketing costs, and the related contingent-based sweepstakes indemnification expense.

The cost of sales, and the disclosure of the components, for each of the years ended November 30, 2005 and 2004, are set forth below:

Cost of Sale Components
Online Advertising and Media Service Activities

			Change	Change
	Year Ended November 30,		Inc(Dec)	Inc(Dec)
	2005	2004	$$$	%%%

Online Advertising	$26,301,370	$15,831,138	$10,470,232	66%
Search Engine Marketing	7,770,651	1,623,691	6,146,960	379%
Personals	6,776,885	4,520,673	2,256,212	50%
Internet game development	203,354	77,108	126,246	164%

Consolidated totals	$41,052,260	$22,052,610	$18,999,650	86%

Cost of sales on a consolidated basis increased $19.0 million, or 86%, to $41 million for the year ended November 30, 2005, from $22.1 million for the year ended November 30, 2004.

The primary factor contributing to the increase in consolidated cost of sales was related to a net increase of approximately $10.5 million, or 66%, in costs incurred in the generation of our Online Advertising revenue stream. Online Advertising costs include: (a) purchases of online advertising space, which increased $4.3 million, and was the result of our January 21, 2005 acquisition of our Hot Rocket Marketing subsidiary; (b) purchases of website advertising registrations, which increased $7.2 million, and was the result of our increased website presence and expanded website based marketing efforts; (c) costs incurred from our email marketing activities which increased $0.8 million, and was the result of our expansion and increased reliance email delivered from internal sources; (d) costs associated with the indemnification for potential sweepstakes payouts which decreased approximately $0.1 million, and was the result of a decline in the promotion of sweepstake offers; and (e) the inclusion in Online Advertising of a approximate $1.7 million decrease in costs incurred from our collapsed LEC segment, as previously discussed, and further referenced in the notes to our consolidated financial statements. Our Search Engine Marketing costs increased $6.1 million, or 379%, and correlates to our increased focus on growing our search engine marketing business, as well as using our in-house search engine marketing capabilities to generate revenues for our Personals business, and our other Online Advertising and Media Services activity revenue components. In our Personals business, costs incurred in the acquisition of new customer profiles increased $2.3 million, or 50%, and was the result of unitary profile cost increases based on highly competitive market conditions encountered in profile acquisitions. The increase in Internet game development costs relates specifically to the manpower costs required for the game development activities, with such costs increasing $0.1 million, or 164%.

Our gross profit in terms of dollars, on a segmental basis, and our gross profit percentage, on a segmental basis, for each of the years ended November 30, 2005 and 2004, are set forth below:

Gross Profit Components
Online Advertising and Media Service Activities

			Change	Change
	Year Ended November 30,		Inc(Dec)	Inc(Dec)
	2005	2004	$$$	%%%

Online Advertising	$17,876,586	$12,542,502	$5,334,084	43%
Search Engine Marketing	1,829,095	436,031	1,393,064	319%
Personals	1,655,517	2,085,868	(430,351)	-21%
Internet game development	443,524	164,203	279,321	170%

Consolidated totals	$21,804,722	$15,228,604	$6,576,118	43%

Gross Profit Components
Online Advertising and Media Service Activities

			Absolute	Relative
			Change	Change
	Year Ended November 30,		Inc(Dec)	Inc(Dec)
	2005	2004%%%		%%%

Online Advertising	40.5%	44.2%	-3.7%	-8.5%
Search Engine Marketing	19.1%	21.2%	-2.1%	-10.0%
Personals	19.6%	31.6%	-12.0%	-37.8%
Internet game development	68.6%	68.0%	0.6%	0.8%

Consolidated totals	34.7%	40.8%	-6.1%	-15.1%

Consolidated Gross Profit ("gross margin") as a percentage of net revenue was 34.7% during the year ended November 30, 2005, compared to 40.8% in the prior year, representing an absolute percentage point decrease of 6.2%, or a 15.1% decrease on a relative basis.

The decline in gross profit percentage is primarily attributable to three factors:

(1) The impact on gross margin from our Online Advertising business, which decreased 3.7% in absolute terms, and 8.5% in relative terms, and was primarily the result of increased competitive market forces affecting the cost of acquisition of registered users that are marketed our services, and our clients’ products and services, once registered.

(2) Search engine marketing gross margin decreased 2.1% in absolute terms, and 10% in relative terms as a result of our significant expansion of our search engine marketing services and the related declines encountered in growing such business, coupled with cost increases arising from increased competitive market conditions.

(3) In our Personals business, we expense customer acquisition costs during the period we acquire a free Personals membership account, while the recognition of the revenue is dependent upon whether or not the free account converts to a paying membership. The period that a free account may convert to a billable account ranges from one week after acquisition, to as long as two years, after its initial month of acquisition, based on available historical conversion to billable experience. The costs of acquiring free memberships has risen in Fiscal 2005 approximately three fold, and that conversion rates regarding first-time conversion and renewal billing retention have both declined during Fiscal 2005, with both factors having a negative impact on the future growth potential and the future fiscal period profit generating potential of our Personals business. We believe the primary cause for the cost increase results from the market conditions regarding competition; where our competitors continue to increase the cost that they accept to pay for new member data.

Our Selling Expenses for each of the years ended November 30, 2005 and 2004 are presented in the table set forth below:

Selling Expense Components
Online Advertising and Media Service Activities

			Change	Change
	Year Ended November 30,		Inc(Dec)	Inc(Dec)
	2005	2004	$$$	%%%

Fee share commissions	$2,426,527	$1,190,894	$1,235,633	104%
Selling salaries and related costs	2,545,218	1,072,652	1,472,566	137%
Travel, entertainment, shows, other	261,613	280,792	(19,179)	-7%

Consolidated totals	$5,233,358	$2,544,338	$2,689,020	106%

Selling expenses, on a consolidated basis, increased approximately $2.7 million, or 106%, to $5.2 million during the year ended November 30, 2005 from $2.5 million during the year ended November 30, 2004. The increase resulted from an approximate $1.2 million increase in fee share commissions correlating to our increased use of third-party databases used to generate our email marketing program revenues included in our Online Advertising revenue component. We are the primary obligor to the third party list owner and bear the responsibility of payment to the list owner regardless of whether or not our client pays us. Additionally, selling salaries and related costs increased approximately $1.5 million, or 137%, during the year ended November 30, 2005 as a result of increased sales commissions (on total revenues of $62.9 million for the year ended November 30, 2005 compared to the year ended November 30, 2005 total revenues of $37.3 million), as well as from increases in our consolidated sales staff resulting from Fiscal 2004’s Send Traffic acquisition and Fiscal 2005’s Hot Rocket Marketing acquisition.

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

Our General and Administrative Expenses for the years ended November 30, 2005 and 2004, are presented in the table set forth below:

General and Administrative Expense Components
Online Advertising and Media Service Activities

			Change	Change
	Year Ended November 30,		Inc(Dec)	Inc(Dec)
	2005	2004	$$$	%%%

Compensation and related costs	$8,933,727	$7,616,368	$1,317,359	17%
Professional fees	1,647,399	1,710,824	(63,425)	-4%
Insurance costs	936,385	1,065,603	(129,218)	-12%
Occupancy and equipment costs	406,261	296,494	109,767	37%
Depreciation and amortization	1,525,425	807,354	718,071	89%
All other miscellanous G&A expenses	1,245,378	1,114,768	130,610	12%

Consolidated totals	$14,694,575	$12,611,411	$2,083,164	17%

General and Administrative expenses ("G&A") on a consolidated basis increased approximately $2.1 million, or 17%, when comparing G&A of $14.7 million for the year ended November 30, 2005 to G&A of $12.6 million incurred during the year ended November 30, 2004. The significant portion of the net increase was attributable to an increase in compensation expense of $1.3 million, or 17%, attributable to the growth in our employee base in Fiscal 2005 resulting from the acquisition of Hot Rocket Marketing on January 21, 2005, and the inclusion of a full year of employee cost in Fiscal 2005 when compared to Fiscal 2004 and that year’s June 30, 2004 acquisition of Send Traffic, Inc. Depreciation and amortization increased $0.7 million, or 89%, resulting from the Fiscal 2005 Hot Rocket acquisition and the Fiscal 2004 Send Traffic acquisition, and their respective amortization costs related to acquired identifiable intangible assets. Additionally, increases in occupancy costs and other miscellaneous G&A of approximately $240,000, attributable the recent acquisitions, were primarily offset by combined decreases in insurance and legal expenses, resulting from a decline in our Fiscal 2005 directors and officers insurance premium renewal.

Feder, Kaszovitz, Isaacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, has been a member of our Board of Directors since inception to August 25, 2006. During the year ended November 30, 2005, we incurred approximately $0.87 million in legal fees (exclusive of disbursements), of which $0.70 million was expensed, and $0.17 million was capitalized in the Hot Rocket acquisition. The $0.70 million of FKIWSBR expense was then reduced by $0.36 million, representing amounts recoverable from our insurance providers under the terms of their respective coverage provisions. We incurred approximately $0.3 million in legal fees (exclusive of disbursements) from FKIWSBR during the year ended November 30, 2004.

Bad Debt Expense and (Recapture) Components
Online Advertising and Media Services

			Change	Change
	Year Ended November 30,		Inc(Dec)	Inc(Dec)
	2005	2004	$$$	%%%

Online Advertising	$(422,811)	$294,336	$(717,147)	-244%
Search Engine Marketing	19,625	91,284	(71,659)	-79%
Personals	-	-	-
Internet game development	-	21,079	(21,079)	-100%

Consolidated totals	$(403,186)	$406,699	$(809,885)	-199%

Bad Debt expense decreased on a net basis by approximately $0.8 million, or 199%, to a net bad debt recapture of $0.4 million in the year ended November 30, 2005, as compared to bad debt expense of $0.4 million incurred in the year ended November 30, 2004.

During the year ended November 30, 2005, we settled a dispute with Qwest Communications International Inc., where, in accordance with the arbitration settlement, Qwest was required to pay us $600,000, plus interest. Such amount represented revenue earned in fiscal years dating back to Fiscal 2000, the year in which the agreement was wrongfully terminated, and the year we commenced the arbitration. During Fiscal 2000, we had not recorded the $600,000 of revenue based on the questionable nature of its receipt pursuant to the final arbitration decision, effectively recording bad debt expense in that year. Upon the Fiscal 2005 settlement of the arbitration in our favor, we recorded the receipt as a bad debt recapture in accordance with the original recording in Fiscal 2000. Offsetting this bad debt recapture was approximately $197,000 in net increases in our reserves for smaller accounts. Our allowance for bad debts results from our assessment of the risk of collection embedded in our customer base as described below.

We continuously evaluate the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition or bankruptcy filings of our customers. Not all of our customers are publicly traded, or otherwise make available financial information in significant detail. Therefore, there are limits placed on our ability to draw information from financial filings. As a result of our review process, we record adjustments to bad debt provisions/(recoveries) to reflect the related accounts receivable carrying amount to amounts that estimate their probable realizable value. Provisions for bad debts are also recorded resulting from the review of other factors, including (a) length of time the receivables are past due, and (b) historical experience, and other factors obtained during collection efforts. If circumstances related to specific customers change, our estimates for bad debt provision/(recoveries) could be further increased or decreased in future fiscal periods.

Other Non-operating Income (Expense)

The components of our “Other non-operating income (expense)” for the years ended November 30, 2005 and 2004 are set forth below:

OTHER NON-OPERATING INCOME (EXPENSE)

			Change	Change
	Year Ended November 30,		Inc(Dec)	Inc(Dec)
Other non-operating income (expense):	2005	2004	$$$	%%%

Interest income and dividends	$957,069	$544,153	$412,916	76%
Realized gains on sale of
marketable securities	561,359	25,490	535,869	2102%
Realized gain on sale of subsidiary	195,000	784,900	(589,900)	-75%
Other non-operating income:
Other miscellaneous			-
income (expense)	(6,832)	104,311	(111,143)	-107%
Vendor settlement on prior year			-
year marketing fee	-	350,000	(350,000)	-100%
Foreign Currency Exchange Rate
Fees and interest expense	(21,244)	(20,793)	(451)	2%
Interest and penalties - tax
audits and settlements	-	(69,581)	69,581	100%
Reduction of prior years's
LEC reserve	-	34,181	(34,181)	100%
Minority interest income	(494,533)	-	(494,533)	100%

Total consolidated other
non-operating income:	$1,190,819	$1,752,661	$(561,842)	-32%

Consolidated Other Income (Expense) decreased approximately $0.6 million, from approximately $1.8 million during the year ended November 30, 2004, to approximately $1.2 million for the year ended November 30, 2005.

The material factors contributing to the net decrease as set forth in the above table are as follows:

(a)
Interest income increased approximately $0.4 million, or 76%, with the increase related to more favorable rates available during Fiscal 2005 when compared to Fiscal 2004. The general interest rate environment improved, as measured by the average 12 month treasury yield of 2.68% in Fiscal 2005, compared to 1.41% in Fiscal 2004, for a relative increase of 90% compared to our interest income increase of 76%. Additionally, interest income was positively impacted in the fourth quarter of fiscal 2005 with approximately $68,000 of interest income paid to the Company, as a result of a settlement award secured by the Company in an arbitration action against a vendor.

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

(d)
The prior year ended November 30, 2004 included a collection of approximately $0.4 million in settlement of a prior year’s marketing agreement dispute. No comparable amount is reflected in the year ended November 30, 2005.

(e)
Minority Interest resulting from our EZ Tracks partnership with Madacy Entertainment in Fiscal 2005 amounted to $0.5 million. The partnership agreement was entered into on January 12, 2005 and, as such, the prior year comparable period includes no comparable amount.

On January 12, 2005, we entered into an agreement with Madacy Entertainment, through a newly created partnership, EZTracks LP, to market and promote EZTracks.com, our new web destination consisting of approximately 30,000 downloadable songs covering a wide array of musical genres. We, through a wholly-owned subsidiary, own 50.7% of the partnership and will be responsible for managing the operations of the business, including generating traffic to the website, as well as selling advertising on the site. Madacy Entertainment, through its wholly-owned subsidiary, owns 49.3% of the partnership and provides its inventory of downloadable music, including an extensive library of downloadable music licensed from other parties. Madacy has limited involvement with certain aspects of operations. The results of operations for the year ended November 30, 2005 include the fully consolidated results of EZTracks LP with minority interest established to reflect Madacy’s ownership share of the partnership’s operating results for the period January 12, 2005 to November 30, 2005.

The following table set forth below summarizes the results of EZ Tracks LP for the period indicated:

		January 21,
		2005 to
		November 30,
		2005

Net Revenues		$8,369,797
Cost of Sales		7,286,976
Gross Profit		1,082,821
General and
Administrative Expenses		79,712
Net Income	(1)	$1,003,109
Minority interest	(2)	$494,533
Distributions to
Minority Interest		$128,896

(1) All items included in the Company's Online Advertising and Media Services activities

(2) Represents Madacy Entertainment's 49.3% minority interest

PROVISION FOR INCOME TAXES

We provide for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. A final adjustment is made to our provision for income taxes pursuant to the computation of our annual tax provision (benefit). Our current year’s tax provision approximates $1.0 million, coupled with pre tax income of approximately $3.5 million. This effective rate relationship of 30.0%, when compared to our historical effective rate of approximately 36% results from two factors. We benefited from state tax benefits partially offset by foreign income tax expense. Additionally, in the fourth quarter we settled state tax audits which resulted in an approximate tax benefit of $200,000. See Note 9 of the Consolidated Financial Statements for further details of our tax expense (benefit), and deferred tax assets and liabilities. We are subject to examination by taxing authorities in various jurisdictions, and believe that we have adequately provided for all such tax liabilities. Matters raised upon audit from such jurisdictions may involve substantial amounts and could be material. Management considers it unlikely that resolution of any such matters would have a material adverse effect upon our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2006, we had aggregate working capital of $31.7 million compared to aggregate working capital of $30.7 million as of November 30, 2005. We had available cash, cash equivalents, equities and readily available marketable debt securities of $30.4 million as of November 30, 2006, compared to available cash, cash equivalents, equities and readily available marketable debt securities of $28.2 million as of November 30, 2005. The equity component of our marketable securities was $2.0 million at November 30, 2006, compared to $1.9 million at November 30, 2005. At November 30, 2006, all annuity contracts mature within one year, compared to $2.66 million of long-term annuity maturities at November 30, 2005.

Cash provided by operating activities was approximately $5.9 million for the year ended November 30, 2006, compared to approximately $1.0 million in cash provided by operating activities during the year ended November 30, 2005, representing an approximate $4.9 million increase in cash provided by operating activities. Changes in assets and liabilities of the business, net of acquisitions, provided $2.7 million more in cash when comparing the year ended November 30, 2006 with the year ended November 30, 2005. Additionally, there was an increase in stock-based compensation of approximately $0.5 million, when comparing the year ended November 30, 2006 to the year ended November 30, 2005, and was primarily the result of our December 1, 2005 SFAS 123R adoption related to stock-based compensation, which yielded a non-cash amortization charge of approximately $0.5 million in Fiscal 2006.

Cash used in investing activities was approximately $1.1 million during the year ended November 30, 2006, compared to $3.4 million of cash provided by investing activities during the year ended November 30, 2005. The primary use of cash in investing activities during the year ended November 30, 2006 was related to approximately $0.9 million expended on the Hot Rocket contingent additional purchase price payment and $0.5 million expended on fixed asset acquisitions. During the year ended November 30, 2005, net proceeds from the sale of securities and subsidiary sales exceeded cash used in security purchases by approximately $7 million and was offset by approximately $3.1 million expended in the Hot Rocket asset acquisition and $0.4 million in cash paid for capital expenditures and licenses.

Cash used for financing activities was approximately $5.2 million during the year ended November 30, 2006, compared to $2.6 million used by financing activities during the year ended November 30, 2005. Fiscal 2006 cash outflows were attributable to: (a) dividends paid of approximately $4.6 million; (b) a distribution of $0.6 million to a minority interest holder; and (c) $0.2 million in capital lease obligation payments, offset by $0.2 million in financing proceeds from stock option exercises. In Fiscal 2005 we paid dividends of approximately $4.5 million and made approximately $0.1 million in distributions to a minority interest holder. We offset such outflows with approximately $2.1 million in proceeds from stock options exercised.

Our days-sales-outstanding ("DSO") in accounts receivable at November 30, 2006 was 45 days, compared to 56 days at August 31, 2006, 46 days at May 31, 2006, 54 days at February 28, 2006, and 65 days at November 30, 2005. The 11 day, or 20% decrease in the current quarter’s DSO compared to the third quarter of this fiscal year relates to approximately $2.4 million in collections from a former client that terminated its association with us in September 2006 (and which client’s accounts receivable was approximately $2.7 million at August 31, 2006), coupled with an approximate $2.5 million decline in Fiscal 2006 fourth quarter revenue.

The majority of our customers are extended 30-day credit terms. In limited instances, customer credit is extended in ranges exceeding 30 days, and in very limited circumstances can exceed 180 days. We continually monitor customer adherence to credit terms and constantly strive to improve the effectiveness of our collection efforts with the goal of achieving a DSO in the 40-day range. Future fiscal periods might not reflect this goal of a 40-day DSO, and might exceed the 51-day DSO recognized during the year ended November 30, 2006.

Historically, our primary cash requirements have been used to fund the cost of advertising and promotion and test-marketing new services and promotions, with additional funds having been used in the purchasing of equipment and services in connection with the commencement of new business lines, further development of businesses being test marketed and for the development of the equipment infrastructure of our subsidiaries.

Our future plans and business strategy may continue to call for our Internet-based On-line Advertising and Media Service activities to be our sole operating focus as it was for the years ended November 30, 2006 and 2005. Our cash demands for capital expenditures and equipment lease obligations have increased to $0.719 million during the year ended November 30, 2006 compared to $0.519 million during the year ended November 30, 2005. Our capital expenditures and capital lease obligation payments during the fiscal years ended November 30, 2002 to 2004 were (in millions): $1.9, $1.5, and $0.141, respectively. The significant portion of Fiscal 2006 and 2005’s capital expenditure was for new email servers that substantially reduced our reliance on and related additional costs associated with third party email delivery suppliers. All other outlays for capital expenditures were also used to support other facets of our Online Advertising and Media Services business.

We may, in future fiscal periods, be required to invest significant amounts of capital into our business. If our operations fail to generate sufficient revenue, we could realize a material adverse impact on our capital and liquidity resources resulting from expenditures necessary to generate such revenue, including, but not limited to, expenditures for (a) marketing campaigns, including media costs and other costs of customer acquisition information, (b) service and/or product development costs, (c) site development and maintenance and related technology based costs, (d) potential online, and/or off-line, business acquisitions, or (e) costs associated with developing alternative means of email promotion delivery.

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

The initial purchase price was approximately $3.8 million and was comprised of $3.1 million in cash, $0.7 million (or 113,821 shares) of our common stock and transaction fees approximating $0.1 million. Pursuant to an independent third party valuation, the reported purchase price was allocated approximately $2.2 million towards goodwill and $1.6 million of identifiable intangibles. There were no tangible assets acquired.

In addition to the initial purchase price of the acquisition, we agreed to pay Hot Rocket a contingent purchase price of up to $12.5 million if Hot Rocket generates an aggregate of $27 million in EBITDA (as quantified in the Agreement) over the four year period following the closing. In accordance with the terms of the acquisition agreement, for the period February 1, 2005 to January 31, 2006, we were liable for a combined additional purchase price payment of $1.467 million, which has been settled by a cash payment of approximately $0.886 million made on May 9, 2006, and an issuance of 103,354 shares issued on May 10, 2006 (then having a fair market value of approximately $0.581 million). Future contingent payments made, if any, will be treated as additional purchase price and included as an addition to goodwill.

The terms of the acquisition agreement also provide for additional contingent payments of purchase price for the periods February 1, 2006 through July 31, 2006, and August 1, 2006 through January 31, 2007, upon the attainment of certain EBITDA thresholds as specified in the Agreement. Hot Rocket did not reach the $1.35 million EBITDA threshold for the period ended July 31, 2006, and the possibility exists that for the period ending January 31, 2007, the EBITDA threshold will not be attained. Therefore, as of November 30, 2006, based on the lack of absolute certainty regarding the EBITDA threshold as it relates to the additional payment period ending January 31, 2007, we have not accrued any additional contingent payments at this time. Future contingencies, if any, will be recorded when the contingency has been satisfied and the additional consideration is issued or becomes issuable.

The shares of common stock issued to Hot Rocket were originally issued by us in non-public transactions, which issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

On June 30, 2004, we consummated the acquisition of the assets of SendTraffic.com, Inc. (“Send”) and its affiliated entity, The Traffic Group, LLC, (“TG”), privately held search engine marketing companies based in New York. We purchased the assets for approximately $5.0 million, comprised of $3.5 million in cash and 176,799 shares of Traffix common stock. The asset acquisition agreement calls for contingent earn-out payments based on the post closing attainment of certain earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds during the thirty-six month period following the transaction. As of November 30, 2006, none of the contractual thresholds were attained, and it is not deemed probable that any remaining threshold will be reached during the remainder of the post closing period.

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

A summary table of future contractual commitments, for future minimum lease payments under non-cancelable operating leases and employment contracts are set forth below:

						Total Contractual
	Operating Leases		Employment agreements		Other	Obligations
	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic	Foreign

2007	$489,910	-	$1,978,157	$300,000	-	$2,468,067	$300,000
2008	450,500	-	398,827	325,000		849,327	325,000
2009	351,625	-	198,168	350,000		549,793	350,000
2010	353,001	-	28,658	-	-	381,659	-
2011	292,142					292,142
	$1,937,178	$-	$2,603,810	$975,000	$-	$4,540,988	$975,000

RELATED PARTIES

Feder, Kaszovitz, Isaacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, had been a member of our Board of Directors from inception to August 25, 2006, at which time he chose not to stand for re-election. FKIWSBR legal services are billed on an arms length transaction basis. We incurred approximately $0.3 million in legal fees (exclusive of disbursements), as reduced by approximately $30,000 in settlement awards, from FKIWSBR during the year ended November 30, 2006. We incurred approximately $0.87 million in legal fees (exclusive of disbursements) from FKIWSBR during the year ended November 30, 2005, of which $0.70 million was expensed, and $0.17 was capitalized in the Hot Rocket acquisition. The $0.70 million of FKIWSBR expense was then reduced by $0.36 million, representing amounts recoverable from our insurance providers under the terms of their respective coverage provisions.

TRANSACTIONS WITH MAJOR CUSTOMERS

During the fiscal year ended November 30, 2006, we had seven customers which, in combination, accounted for approximately $22.4 million, or 31% of consolidated net revenues during such period, and approximately $3.1 million, or 35% of consolidated net accounts receivable as of November 30, 2006. The seven customers accounted for 7.7%, 7.3%, 5.7%, 3.4%, 2.6%, 2.1%, and 2.0% of consolidated net revenue for the year ended November 30, 2006.

During the fiscal year ended November 30, 2005, we had eight customers which, in combination, accounted for approximately $20.6 million, or 33% of consolidated net revenues during such period, and approximately $5.7 million, or 51% of consolidated net accounts receivable as of November 30, 2005. The eight customers accounted for 11.3%, 5.2%, 3.2%, 3.0%, 2.9%, 2.6%, 2.4%, and 2.3% of consolidated net revenue for the year ended November 30, 2005.

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

Should the Internet operating landscape change resulting in (a) higher costs of acquiring consumer data and registered users for our websites; (b) higher costs of acquiring data for our marketing partners, compromising such marketing partners' ability to maintain adequate sized databases to allow for continued third-party database use agreements; (c) the InfiKnowledge asset acquisition failing to maintain a lower cost of our email delivery activities and web development and web hosting service costs as compared to our competitors, or us being required to depend on third-party emailing service bureaus, to a degree higher, and/or at a cost in excess of our anticipated internally-generated costs, (d) our contingent-based prize indemnification premiums for indemnification coverage increasing due to an increase in the number of prize winners at the sites; or (e) unpredictable technology changes or commercial technology applications; then, if any one, or a combination, of the above factors were to materialize we could suffer material deterioration in future fiscal period revenue growth and gross margins and, therefore, our profitability, cash flows and capital resources could be materially adversely affected.

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

Impairment of Goodwill, Other Intangibles and investment Portfolio Could Impact net Income

We carry goodwill and other identifiable intangibles on our balance sheet arising from current and prior-year acquisitions. We are required to review, at least annually goodwill for any asset impairment. If the review of the goodwill related to the subsidiaries organized to acquire such assets determines that such goodwill is impaired, then we will be required to recognize an impairment charge on such goodwill necessary to reduce the carrying value of the goodwill to its net realizable value. Should events occur that would give rise to such impairment charge, we would recognize decreased profitability to the extent of such adjustment. Cash flows would not be directly affected by the impairment charge, but cash flows would, most likely, be adversely affected as a result of the facts and circumstances that created the impairment charge. As of November 30, 2006, we performed our annual review of goodwill and determined there to be no impairment, and have not recognized any events through the date of this report that would negatively impact goodwill.

Market Fluctuation and Debt Repayment Risk of Marketable Securities Investment Portfolio

We maintain an investment portfolio that is managed by prominent financial institutions. The portfolio includes high-grade corporate commercial paper and auction rate securities, and common stock equities, all of which are held for varying periods of time, pursuant to maturity dates, market conditions and other factors. The fair value of our investments in the common stock of publicly traded companies as of November 30, 2006 amounted to approximately $2.0 million. These investments are subject to market price volatility, in addition to the potential for business failure at the company level. Moreover, due to the potential for an economic downturn and the potential of related fiscal difficulties that may be faced by some of the companies in which we have investments, our investment portfolio could become impaired by the failure of such companies to fulfill their responsibility of adhering to the repayment of principal upon maturity. Additionally, our cash flows and interest income could be negatively impacted by Federal Reserve Bank interest rate reductions, if any.

Recent Accounting Pronouncements

In September 2006, the U.S. Securities and Exchange commission (SEC) issued Staff Accounting Bulletin No. 108, “Qualifying Financial Statement Misstatements” (SAB 108), which provides interpretive guidance on how registrants should qualify misstatements when evaluating the materiality of financial statement errors. SAB 108 also provides transition accounting disclosure guidance for situations in which a material error existed in prior period financial statements by allowing companies to restate prior period financial statements or recognize the cumulative effect of initially applying SAB 108 through an adjustment to beginning retained earnings in the year of adoption. SAB 108 is effective for our Company in Fiscal 2007. We do not expect the adoption of SAB 108 will have a material impact on the consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. FIN 48 clarifies certain provisions of SFAS No. 109 by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A tax benefit from such uncertain tax positions may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe the adoption of FIN 48 will have a material impact on its financial statements.

During the year ended November 30, 2006, specifically effective December 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). See Notes 2 and 3 of the attached audited financial statements for additional disclosure on SFAS 123R.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Financial Statements referred to in the accompanying Index, setting forth the consolidated financial statements of Traffix, Inc. and subsidiaries, together with the report of Goldstein Golub Kessler LLP for the year ended November 30, 2006, dated February 3, 2007, and the report of PricewaterhouseCoopers LLP for the years ended November 30, 2005 and 2004, dated February 28, 2006 (except for the changes in Segment reporting and classifications of operating expenses in Note 1, as to which the date is Feburary 27, 2007).

Item 9A. CONTROLS AND PROCEDURES

a)  Evaluation of disclosure controls and procedures.

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

Name	Age	Position
Jeffrey L. Schwartz	58	Chairman of the Board and Chief Executive Officer
Andrew Stollman	41	President, Secretary and Director
Daniel Harvey	48	Chief Financial Officer
Richard Wentworth	57	Chief Operating Officer
Lawrence Burstein	64	Director
Mark Gutterman	51	Director
Robert B. Machinist	54	Director

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

         Lawrence Burstein has been a director since April 1999. Since March 1996, Mr. Burstein has been Chairman of the Board and a principal shareholder of Unity Venture Capital Associates, Ltd., a private venture capital firm. For approximately ten years prior thereto, Mr. Burstein was the President, a director and principal stockholder of Trinity Capital Corporation, a private investment banking concern. Trinity ceased operations upon the formation of Unity Venture in 1996. Mr. Burstein is a director of several companies, being, respectively, THQ, Inc., engaged in the development and marketing of games for Sony, Microsoft and Nintendo; CAS Medical Systems, Inc., engaged in the manufacture and marketing of blood pressure monitors and other disposable products, principally for the neonatal market; I.D. Systems Inc., engaged in the design, development and production of a wireless monitoring and tracking system which uses radio frequency technology; Millennium India Acquisition Corp., a public acquisition vehicle engaged in searching for an acquisition in India; and American Telecom Systems, Inc., engaged in the development and marketing of convergent telecommunication services.

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

Robert B. Machinist was appointed a director in August 2004. Mr. Machinist is currently a managing partner of M Capital, LLC, a private equity investment firm in Rye, New York. He also runs a private family investment company. From November 1998 until December 2001, Mr. Machinist served as managing director and head of investment banking for the Bank of New York and its Capital Markets division. From 1986 through November 1998, Mr. Machinist was president and one of the principal founders of Patricof & Co. Capital Corp. (and its successor companies), a multinational investment banking business. Mr. Machinist is also a director of Dobi Medical International, Inc., a publicly-held development stage company in the business of advanced medical technology imaging.

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

Committees of the Board of Directors

We have an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Audit Committee.    The functions of the Audit Committee are to recommend to the Board of Directors the engagement of the independent accountants, review the audit plan and results of the audit engagement, review the independence of the auditors and review the adequacy of our system of internal accounting controls. The current members of the Audit Committee are Messrs. Gutterman, Burstein and Machinist, and the Board has determined that they are each "independent" (as that term is defined under the applicable rules of the Nasdaq Stock Market), and are each able to read and understand fundamental financial statements. Mr. Gutterman is the Chairman of the Audit Committee and possesses the financial expertise required under Rule 401(h) of Regulation SK of the Securities Act of 1933, as amended (the "Act"), and NASD Rule 4350(d)(2). He is further "independent," as that term is defined under Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We will, in the future, continue to have (i) an Audit Committee of at least three members comprised solely of independent directors, each of whom will be able to read and understand fundamental financial statements (or will become able to do so within a reasonable period of time after his or her appointment); and (ii) at least one member of the Audit Committee that will possess the financial expertise required under the applicable rules of the Nasdaq Stock Market. Our Board adopted a written charter for the Audit Committee (a copy of which can be found on our website, www.traffixinc.com, and the Audit Committee reviews and reassesses the adequacy of that charter on an annual basis.

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

Nominating and Corporate Governance Committee.    The functions of the Nominating and Corporate Governance Committee are to develop our corporate governance system and to review proposed new members of our board of directors, including those recommended by our stockholders. Messrs. Machinist (Chairman), Burstein and Gutterman are the current members of our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to a written charter adopted by the Board. The full text of the charter is available on our website at www.traffixinc.com. The Board has determined that each member of this Committee is "independent," as defined under the applicable rules of the Nasdaq Stock Market.

The Nominating and Corporate Governance Committee will review, on an annual basis, the composition of our Board of Directors and the ability of its current members to continue effectively as directors for the upcoming fiscal year. In the ordinary course, absent special circumstances or a change in the criteria for Board membership, the Nominating and Corporate Governance Committee will renominate incumbent directors who continue to be qualified for Board service and are willing to continue as directors. If that Committee thinks it in our best interests to nominate a new individual for director in connection with an annual meeting of stockholders, or if a vacancy on the Board occurs between annual stockholder meetings, the Committee will seek out potential candidates for Board appointment who meet the criteria for selection as a nominee and have the specific qualities or skills being sought. Director candidates will be selected based on input from members of the Board, our senior management and, if the Committee deems appropriate, a third-party search firm. The Nominating and Corporate Governance Committee will evaluate each candidate’s qualifications and check relevant references and each candidate will be interviewed by at least one member of that Committee. Candidates meriting serious consideration will meet with all members of the Board. Based on this input, the Nominating and Corporate Governance Committee will evaluate whether a prospective candidate is qualified to serve as a director and whether the Committee should recommend to the Board that this candidate be appointed to fill a current vacancy on the Board, or presented for the approval of the stockholders, as appropriate.

Stockholder Communications

Stockholders interested in communicating with our Board may do so by writing to any or all directors, care of our Chief Financial Officer, at our principal executive offices. Our Chief Financial Officer will log in all stockholder correspondence and forward to the director addressee(s) all communications that, in his judgment, are appropriate for consideration by the directors. Any director may review the correspondence log and request copies of any correspondence. Examples of communications that would be considered inappropriate for consideration by the directors include, but are not limited to, commercial solicitations, trivial, obscene, or profane items, administrative matters, ordinary business matters, or personal grievances. Correspondence that is not appropriate for Board review will be handled by our Chief Financial Officer. All appropriate matters pertaining to accounting or internal controls will be brought promptly to the attention of our Audit Committee Chair.

Stockholder recommendations for director nominees are welcome and should be sent to our Chief Financial Officer, who will forward such recommendations to our Nominating and Corporate Governance Committee, and should include the following information: (a) all information relating to each nominee that is required to be disclosed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) the names and addresses of the stockholders making the nomination and the number of shares of our common stock which are owned beneficially and of record by such stockholders; and (c) appropriate biographical information and a statement as to the qualification of each nominee, and must be submitted in the appropriate time frame . The Nominating and Corporate Governance Committee will evaluate candidates recommended by stockholders in the same manner as candidates recommended by other sources, using criteria, if any, approved by the Board from time to time. Our stockholder communication policy may be amended at any time with the consent of our Corporate Governance and Nominating Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of our knowledge, all Forms 3, 4 and 5 required to be filed during the fiscal year ended November 30, 2006 were done so on a timely basis.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the executive compensation paid during the three fiscal years ended November 30, 2006, 2005 and 2004 for (i) our Chief Executive Officer; (ii) our four most highly compensated executive officers (other than the Chief Executive Officer) whose cash compensation for the fiscal year ended November 30, 2006 exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided under the above clause (ii) but for the fact that the individuals were not serving as executive officers at the end of the last completed fiscal year (the "Named Officers").

	Annual Compensation Awards					Long Term Compensation Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other		Securities		All Other
				Annual	Restricted	Underlying	Plan	Compen-
		Salary	Bonus	Compensa-	Stock	Options	Payouts	Sation
Name and Principal Position	Year	($)	($)	Tion($)	Awards	(#)	($)	($)(1)
Jeffrey L. Schwartz	2006	$605,000	$106,758	-	-	60,000	-	$21,916
Chairman and	2005	$605,000	$-	-	-	-	-	$20,779
Chief Executive Officer	2004	$605,000	$-	-	-	185,000	-	$29,625

Andrew Stollman	2006	$544,500	$136,758	-	-	-	-	$20,552
President and	2005	$544,500	$30,000	-	-	-	-	$18,793
Secretary	2004	$544,500	$-	-	-	405,000	-	$22,928

Daniel Harvey	2006	$223,000	$27,000	-	-	-	-	$12,000
Chief Financial	2005	$213,000	$24,000	-	-	40,000	-	$12,000
Officer	2004	$208,667	$24,000	-	-	-	-	$9,000

Richard Wentworth	2006	$216,000	$35,000	-	-	-	-	-
Chief Operating	2005	$213,539	$35,000	-	-	50,000	-	-
Officer	2004	$200,000	$25,000	-	-	-	-	-

(1)  Consists of medical insurance reimbursements and auto allowance payments in the case of Messrs. Schwartz and Stollman, and auto allowance payments in the case of Mr. Harvey.

The following table sets forth certain information regarding the granting of options to the Named Officers during the fiscal year ended November 30, 2006.

Option Grants in Last Fiscal Year

Potential
Realizable
Value at Assumed
Annual
Rates of Stock
Price Appreciation
for Option
		Individual Grants			Term (2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Number of
	Securities	% of Total
	Underlying	Options Granted	Exercise or
	Options	to Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year (1)	($/Share)	Date	5%($)	10%($)

Jeffrey L. Schwartz	60,000(3)	75%	$5.44	03/09/2016	$205,272	$520,198

(1) Options to purchase a total of 142,500 shares of Common Stock were granted to our employees and consultants, including the Named Officers, during the fiscal year ended November 30, 2006.

(2) Based upon the closing price of the Common Stock, as listed by the Nasdaq National Market, on the date of grant of the respective options.

(3) One-half (1/2) of these options became exercisable on each of the grant date and December 1, 2006.

The following table sets forth certain information regarding options exercised and exercisable during the fiscal year ended November 30, 2006 and the value of the options held as of November 30, 2006 by the Named Officers.

Aggregated Option Exercises In Last Fiscal Year
and Fiscal Year-End Option Value

(a)	(b)		(c)
	Number of Securities		Value of Unexercised
	Underlying Unexercised		In-the-Money Options
	Options At Fiscal Year-End (#)		at Fiscal Year-End (1)($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Jeffrey L. Schwartz	460,000	30,000	$398,500	-
Andrew Stollman	635,000	110,000	358,650	-
Daniel Harvey	33,333	6,667	-	-
Richard Wentworth	76,666	8,334	80,150	-

(1)
The product of (x) the difference between $5.26 (the closing price of our Common Stock at November 30, 2006, as reported by Nasdaq) and the exercise price of the unexercised options, multiplied by (y) the number of unexercised options.

Board Compensation

As a result of our policy to compensate non-employee directors for their services, our 2006 Employee Incentive Plan (the "Plan") provides for an automatic one-time grant to all non-employee directors of options to purchase 25,000 shares of Common Stock and for additional automatic grants of 7,500 shares of restricted common stock on each December 1 that they are then serving in such capacity, which restricted shares vest quarterly thereafter. The exercise prices for all of such non-employee director options are the market value of the Common Stock on their date of grant.

Under the Plan, for each attended meeting of the Audit Committee, the Chairman receives $4,000 and each other member receives $2,000, and for each attended meeting of the Compensation Committee and the Nominating and Corporate Governance Committee, the Chairman receives $2,000 and each other member receives $1,000.

Employment Agreements

Jeffrey L. Schwartz

We entered into an employment agreement on March 10, 2006, effective as of December 1, 2005, with Jeffrey L. Schwartz (the “Schwartz Employment Agreement”), which expires on November 30, 2007; provided, however, that if our Pre-Tax Income (as defined in the Schwartz Employment Agreement) for the 21 months ending August 31, 2007 is at least $4.2 million, Mr. Schwartz has the right to extend the term to November 30, 2008 (provided he exercises that option no later than November 1, 2007).

Pursuant to the Schwartz Employment Agreement, (i) Mr. Schwartz is employed as our Chairman and Chief Executive Officer; (ii) Mr. Schwartz will be paid a base salary of $605,000 per annum; (iii) Mr. Schwartz will receive bonuses upon our Company’s achievement of certain pre-tax income milestones, as well as discretionary bonuses subject to approval of our Board of Directors; (iv) Mr. Schwartz was issued on March 10, 2006 a 10-year option to acquire 60,000 shares of our Common Stock at an exercise price of $5.44 per share, which option vested as follows:

(x)    30,000 shares vested immediately; and

(y)   30,000 shares vested on December 1, 2006;

(vi) we will pay for all expenses reasonably incurred by Mr. Schwartz in connection with the performance of his duties, including paying up to $25,000 per year towards the total per annum costs of an automobile; (vii) Mr. Schwartz agreed not to compete or engage in a business competitive with our business during the term of the Schwartz Employment Agreement and for a period of one year thereafter; (viii) if Mr. Schwartz’s employment is terminated other than as a result of a “For Cause Event” (as defined in the Schwartz Employment Agreement) or if he resigns for “Good Reason” (as defined in the Schwartz Employment Agreement), he will be entitled to receive additional compensation and other consideration, all as more fully described in the Schwartz Employment Agreement; and (ix) from and after September 2, 2006, Mr. Schwartz may terminate the Schwartz Employment Agreement, whereupon he will receive additional compensation and other consideration, as summarized below (and as more fully described in the Schwartz Employment Agreement).

The Schwartz Employment Agreement provides that, if the Schwartz Employment Agreement terminates due to the scheduled expiration of the term, or if Mr. Schwartz voluntarily terminates his employment after September 2, 2006, Mr. Schwartz will (i) in partial consideration for agreeing to assume consulting obligations for us (as set forth in clause (iii), below), be entitled to receive a one-time, lump-sum payment of $250,000; (ii) be entitled to receive those bonuses which he was otherwise entitled to receive for the last bonus period ending before the termination of the Schwartz Employment Agreement; (iii) become a consultant to our Company for a period of three years, for which he will be paid a consulting fee of $108,334 per annum; and (iv) be entitled to receive additional consideration and compensation, all as more fully described in the Schwartz Employment Agreement.

Andrew Stollman

We entered into an employment agreement, effective December 1, 2001, with Andrew Stollman, which agreement was orally amended on June 3, 2004 (the “First Amendment”).  On May 10, 2005, the First Amendment was reduced to writing and we executed a second amendment to Mr. Stollman’s employment agreement (the “Second Amendment”).  The employment agreement, as amended by the First Amendment and Second Amendment, expires on November 30, 2007 and further provides that Mr. Stollman (i) is employed as our President and Secretary; (ii) was paid for the fiscal year ended November 30, 2005, and will be paid for all fiscal years remaining under the term, $544,500 per annum; (iii) will receive bonuses upon our Company’s achievement of certain pre-tax income milestones and (as added by the Second Amendment) certain EBITDA (as defined) milestones, as well as discretionary bonuses subject to approval of our Board of Directors; (iv) upon the commencement of the agreement on December 1, 2001, was issued a ten-year option to acquire 105,000 shares of our Common Stock at an exercise price of $5.70 per share; (v) upon the execution of the First Amendment, was issued a ten-year option to acquire 405,000 shares of our Common Stock at an exercise price of $7.34 per share, which option vests as follows:

(a)	75,000 shares vested immediately;

(b)	110,000 shares vested upon the determination that we had Operating Cash Flow (as defined in the First Amendment) for Fiscal 2005 equal to or greater than $4.0 million;

(c)	110,000 shares vested upon the determination that we had Operating Cash Flow (as defined in the First Amendment) for Fiscal 2006 equal to or greater than $4.65 million; and

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of February 26, 2007, based upon information obtained from the persons named below, regarding beneficial ownership of our Common Stock by (i) each director of our Company, (ii) each of our executive officers named in the Summary Compensation Table set forth under the caption “Executive Compensation”, below, (iii) each person who is known by us to own beneficially more than 5% of the outstanding shares of our Common Stock and (iv) all of our executive officers and directors as a group.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percent of Class (2)
Jeffrey L. Schwartz	2,123,615	(3)	14.25%

Andrew Stollman	1,180,000	(4)	7.90

Dimensional Fund Advisors, L.P. (f/k/a Dimentional Fund Advisors, Inc.) 1299 Ocean Avenue 11th Floor Santa Monica, CA 92651	1,081,186	(5)	7.50

Al Frank Asset Management, Inc. 32392 Coast Highway, Suite 260 Laguna Beach, CA. 92651	890,669	(6)	6.18

Richard Wentworth	145,000	(7)	*

Lawrence Burstein	133,125	(8)	*
245 Fifth Avenue
New York, NY 10016

Mark Gutterman 115 Broadway 2nd Floor New York, NY 10006	89,375	(9)	*

Robert Machinist 555 Theodore Fremd Avenue, Suite B302 Rye, NY 10580	70,625	(10)	*

Daniel Harvey	40,000	(11)	*

All executive officers and directors as a group (7 persons)	3,781,740	(12)	23.79%

*	Less than 1% of our outstanding shares.

(1)	Unless otherwise provided, such person's address is c/o Traffix, Inc., One Blue Hill Plaza, Pearl River, New York 10965.

(2)
The number of shares of Common Stock beneficially owned by each person or entity is determined under the rules promulgated by the Securities and Exchange Commission (the "Commission"). Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power. The percentage of our outstanding shares is calculated by including among the shares owned by such person any shares which such person or entity has the right to acquire within 60 days after February 26, 2007. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(3)	Includes 490,000 shares of Common Stock issuable upon the exercise of options held by Mr. Schwartz.

(4)	Includes 525,000 shares of Common Stock issuable upon the exercise of options held by Mr. Stollman.

(5)	All the information presented with respect to this beneficial owner was extracted solely from the Schedule 13G/A filed on February 9, 2007.

(6)
Possesses sole voting power with respect to 576,278.60 of such shares and sole dispositive power with respect to all of such shares. All the information presented with respect to this beneficial owner was extracted solely from the Schedule 13G filed on January 30, 2007.

(7)	Represents 131,250 shares of Common Stock issuable upon the exercise of options held by Mr. Wentworth.

(8)	Includes 1,875 shares of Common Stock and 131,250 shares of Common Stock issuable upon the exercise of options held by Mr. Burstein.

(9)	Includes 1,875 shares of Common Stock and 87,500 shares of Common Stock issuable upon the exercise of options held by Mr. Gutterman.

(10)	Includes 1,875 shares of Common Stock and 68,750 shares of Common Stock issuable upon the exercise of options held by Mr. Machinist.

(11)	Represents shares of Common Stock issuable upon the exercise of options held by Mr. Harvey.

(12)	Includes 1,487,500 shares of Common Stock issuable upon the exercise of options held by our executive officers and directors. See footnotes (3) and (4) and (7) through (11), above.

Equity Compensation Plan Information

The table below sets forth the following information as of the fiscal year ended November 30, 2006 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders, if any:

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

The only equity compensation plan approved by our stockholders is the 2006 Employee Incentive Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Feder, Kaszovitz, Isaacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, had been a member of our Board of Directors from inception to August 25, 2006, at which time he chose not to stand for re-election. FKIWSBR legal services are billed on an arms length transaction basis. We incurred approximately $0.3 million in legal fees (exclusive of disbursements), as reduced by approximately $30,000 in settlement awards, from FKIWSBR during the year ended November 30, 2006. We incurred approximately $0.87 million in legal fees (exclusive of disbursements) from FKIWSBR during the year ended November 30, 2005, of which $0.70 million was expensed, and $0.17 was capitalized in the Hot Rocket acquisition. The $0.70 million of FKIWSBR expense was then reduced by $0.36 million, representing amounts recoverable from our insurance providers under the terms of their respective coverage provisions.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Before our principal accountant is engaged by us to render audit or non-audit services, where required by the rules and regulations promulgated by the Securities and Exchange Commission and/or Nasdaq, such engagement is approved by the Audit Committee.

The following are the fees billed us by Goldstein Golub Kessler LLP, our principal auditor since March 17, 2006, for services rendered thereby during the fiscal year ended November 30, 2006:

2006

Audit Fees	$239,540
Audit - Related Fees	$1,389
Tax Fees	$17,220
All Other Fees	$3,894

The following are the fees billed us by PricewaterhouseCoopers LLP, our predecessor auditor, for services rendered thereby during the fiscal years ended November 30, 2006 and 2005:

	2006	2005

Audit Fees	$1,000	$404,000
Audit - Related Fees	$2,500	$4,000
Tax Fees	$7,780	$50,604
All Other Fees	$92,650	$76,500

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

Our Audit Committee has considered whether the provisions of the non-audit services described above is compatible with maintaining our auditor’s independence and determined that such services are appropriate.

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

(a)  Exhibits.

3.1.1	Articles of Incorporation of the Company, as amended.(1)

3.1.2	Amendment to the Articles of Incorporation of the Company.(2)

3.2	Bylaws of the Company.(3)

10.1	Sixth Amended and Restated 1996 Employee Incentive Plan.(4)

10.2.1	Lease of the Company's offices at One Blue Hill Plaza, Pearl River, New York.(5)

10.2.2*	Feburary 3, 2006 Amendment to Lease of the Company's Offices at One Blue Hill Plaza, Pearl River, New York

10.3.1	December 1, 2001 Employment Agreement by and between the Company and Andrew Stollman(6)

10.3.2	Amendment No. 1 to December 1, 2001 Employment Agreement by and between the Company and Andrew Stollman(7)

10.3.3	Amendment No. 2 to December 1, 2001 Employment Agreement by and between the company and Andrew Stollman(7)

10.4	December 1, 2005 Employment Agreement by and between the Company and Jeffrey L. Schwartz (8)

14.1		Code of Ethics(9)

21.1	*	Subsidiaries of the Company

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey L. Schwartz

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Daniel Harvey

32.1	*	Section 1350 Certification of Jeffrey L. Schwartz

32.2	*	Section 1350 Certification of Daniel Harvey

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

(8) Filed as an Exhibit to the Company’s Current Report on Form 8-K dated March 14, 2006 and incorporated herein by reference.

(9)  Filed as an Exhibit to the Company's Form 10-K for the year ended November 30, 2003 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 28, 2007	Traffix, Inc.

	By:	/s/ Jeffrey L. Schwartz
Jeffrey L. Schwartz
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L. Schwartz Jeffrey L. Schwartz	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2007

/s/ Daniel Harvey Daniel Harvey	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2007

/s/ Andrew Stollman Andrew Stollman	President, Secretary and Director	February 28, 2007

/s/ Lawrence Burstein Lawrence Burstein	Director	February 28, 2007

/s/ Mark Gutterman Mark Gutterman	Director	February 28, 2007

/s/ Robert B. Machinist Robert B. Machinist	Director	February 28, 2007

EXHIBIT INDEX

3.1.1		Articles of Incorporation of the Company, as amended.(1)

3.1.2		Amendment to the Articles of Incorporation of the Company.(2)

3.2		Bylaws of the Company.(3)

10.1		Sixth Amended and Restated 1996 Employee Incentive Plan.(4)

10.2.1		Lease of the Company's offices at One Blue Hill Plaza, Pearl River, New York.(5)

10.2.2*		Feburary 3, 2006 Amendment to Lease of the Company's Offices at One Blue Hill Plaza, Pearl River, New York

10.3.1		December 1, 2001 Employment Agreement by and between the Company and Andrew Stollman(6)

10.3.2		Amendment No. 1 to December 1, 2001 Employment Agreement by and between the Company and Andrew Stollman(7)

10.3.3		Amendment No. 2 to December 1, 2001 Employment Agreement by and between the Company and Andrew Stollman(7)

10.4		December 1, 2005 Employment Agreement by and between the Company and Jeffrey L. Schwartz (8)

14.1		Code of Ethics (9)

21.1	*	Subsidiaries of the Company

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Jeffrey L. Schwartz

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Daniel Harvey

32.1	*	Section 1350 Certification of Jeffrey L. Schwartz

32.2	*	Section 1350 Certification of Daniel Harvey

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

Traffix, Inc.
and Subsidiaries
Consolidated Financial Statements
as of November 30, 2006 and 2005
and for each of the three years in the
period ended November 30, 2006

Traffix, Inc. and Subsidiaries
Index to Consolidated Financial Statements and Financial Statement Schedule

Page

Reports of Independent Registered Public Accounting Firms	F-1 - F-2

Consolidated Balance Sheets as of November 30, 2006 and 2005	F-3

Consolidated Statements of Operations for the years ended November 30, 2006, 2005 and 2004	F-4

Consolidated Statements of Shareholders' Equity for the years ended November 30, 2006, 2005 and 2004	F-5

Consolidated Statements of Cash Flows for the years ended November 30, 2006, 2005 and 2004	F-6

Notes to Consolidated Financial Statements	F-7 - F-60

Schedule II - Valuation and Qualifying Accounts and Reserves	F-61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Traffix, Inc.

We have audited the accompanying consolidated balance sheet of Traffix, Inc., and Subsidiaries as of November 30, 2006, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Traffix, Inc., and Subsidiaries as of November 30, 2006 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective December 1, 2005.

The information included on Schedule II is the responsibility of management, and although not considered necessary for a fair presentation of financial position, results of operations, and cash flows is presented for additional analysis and has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements.  In our opinion, the information included on Schedule II relating to the year ended November 30, 2006 is fairly stated in all material respects, in relation to the basic consolidated financial statements taken as a whole.  Also, such schedule presents fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York
February 3, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Traffix, Inc.

In our opinion, the consolidated balance sheet as of November 30, 2005 and the related consolidated statements of income, shareholders equity and cash flows for each of two years in the period ended November 30, 2005 present fairly, in all material respects, the financial position of Traffix, Inc. and its subsidiaries at November 30, 2005, and the results of their operations and their cash flows for each of the two years in the period ended November 30, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended November 30, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Pricewaterhousecoopers LLP

Florham Park, NJ
February 28, 2006 except for
the changes in segment reporting
and classifications of operating expenses
in Note 1, as to which the date is
February 27, 2007

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of November 30, 2006 and 2005

	2006	2005
Assets

Current assets:
Cash and cash equivalents	$8,972,197	$9,335,723
Marketable securities	21,433,775	18,908,064
Accounts receivable, trade, net of allowance for doubtful accounts
of $1,079,661 and $1,025,661 in 2006 and 2005, respectively	8,975,402	11,137,275
Deferred income taxes	451,909	1,379,877
Prepaid expenses and other current assets	957,674	1,078,621
Total current assets	40,790,957	41,839,560

Marketable securities	-	2,662,905
Property and equipment, at cost, net of accumulated depreciation	1,965,183	2,317,690
Goodwill	7,913,007	6,426,336
Other intangibles, net	1,210,257	2,538,223
Deferred income taxes	846,223	478,050

Total assets	$52,725,627	$56,262,764
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$4,692,374	$5,426,797
Accrued expenses	3,831,223	4,269,995
Reserve for customer chargebacks	-	302,175
Due to related parties	90,000	110,076
Income taxes payable	470,000	1,009,880
Total current liabilities	9,083,597	11,118,923

Deferred income taxes	-	302,465
Total liabilities	9,083,597	11,421,388

Minority interest	313,637	365,637
Commitments and contingencies (Notes 2, 10, 11 and 15)

Shareholders' equity

Preferred stock - $.001 par value; 1,000,000 shares authorized;
none issued and outstanding	-	-
Common stock - $.001 par value; authorized 50,000,000 shares; issued
14,365,671 shares and 14,208,486 shares, respectively	14,365	14,208
Additional paid-in capital	42,286,760	43,584,229
Retained earnings	-	-
Accumulated other comprehensive income	1,027,268	877,302

Total shareholders' equity	43,328,393	44,475,739
Total liabilities and shareholders' equity	$52,725,627	$56,262,764

See acompanying notes to consolidated financial statements.

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the years ended November 30, 2006, 2005 and 2004

	2006	2005	2004

Net revenue	$72,843,943	$62,856,982	$37,281,214
Cost of revenue	47,985,127	41,052,260	22,052,610
Gross profit	24,858,816	21,804,722	15,228,604

Selling expenses	6,083,251	5,233,358	2,544,338
General and administrative expenses	15,165,281	14,694,575	12,611,411
Bad debt expense (recovery)	539,155	(403,186)	406,699
Income (loss) from operations	3,071,129	2,279,975	(333,844)

Other income (expense):
Interest income and dividends	1,068,538	957,069	544,153
Realized gains on marketable securities	16,835	561,359	25,490
Realized gain on sale of subsidiary	-	195,000	784,900

Other non-operating (expense) income	(41,098)	(28,076)	398,118
Minority interest in income of consolidated subsidiary	(576,000)	(494,533)	-

Income before provision
for income taxes	3,539,404	3,470,794	1,418,817

Provision for income taxes	1,636,561	1,042,637	404,603

Net income	$1,902,843	$2,428,157	$1,014,214

Basic earnings per share (Note 3):
Net income	$0.13	$0.17	$0.08
Weighted average shares outstanding	14,332,598	13,973,899	13,257,869

Diluted earnings per share (Note 3):
Net income	$0.13	$0.17	$0.07
Weighted average shares outstanding	14,514,232	14,344,584	13,928,374

Cash dividends per common share	$0.32	$0.32	$0.32

See accompanying notes to consolidated financial statements.

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2006, 2005 and 2004

						Accumulated
			Common	Additional		Other	Total
	Common Stock		Stock	Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amounts	Issuable	Capital	Earnings	Income(loss)	Equity

Balance, November 30, 2003	12,882,992	$12,882	$242,879	$37,916,110	$4,319,356	$847,686	$43,338,913
Net income for the year					1,014,214		1,014,214
Unrealized gains on available-for-sale securities						59,143	59,143
Foreign currency translation adjustment						240,167	240,167
Comprehensive income							1,313,524
Dividends declared					(4,281,293)		(4,281,293)
Stock option exercises	411,640	412		1,737,129			1,737,541
Tax benefit from exercise of
stock options				328,297			328,297
Common stock issued in connection
with a current year acquisitions	215,973	216	(242,879)	1,328,116			1,085,453

Balance, November 30, 2004	13,510,605	13,510	-	41,309,652	1,052,277	1,146,996	43,522,435
Net income for the year					2,428,157		2,428,157
Unrealized gains on available-for-sale securities						65,616	65,616
Reclassification adjustment for gains realized in
net income						(360,584)	(360,584)
Foreign currency translation adjustment						25,274	25,274
Comprehensive income							2,158,463
Dividends declared				(989,749)	(3,480,434)		(4,470,183)
Stock option exercises	584,060	584		2,057,826			2,058,410
Tax benefit from exercise of
stock options				524,334			524,334
Common stock issued in connection
with current year acquisition	113,821	114		682,166			682,280

Balance, November 30, 2005	14,208,486	14,208	-	43,584,229	-	877,302	44,475,739
Net income for the year					1,902,843		1,902,843
Unrealized gains on available-for-sale securities						110,062	110,062
Reclassification adjustment for gains realized in
net income						(8,834)	(8,834)
Foreign currency translation adjustment						48,738	48,738
Comprehensive income							2,052,809
Stock-based compensation expense				517,717			517,717
Dividends declared				(2,674,102)	(1,902,843)		(4,576,945)
Stock option exercises	53,831	54		248,086			248,140
Tax benefit from exercise of
stock options				30,335			30,335
Common stock issued in connection
with terms of prior year acquisition	103,354	103		580,495			580,598

Balance, November 30, 2006	14,365,671	$14,365	$-	$42,286,760	$-	$1,027,268	$43,328,393

See accompanying notes to consolidated financial statements.

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended November 30, 2006, 2005 and 2004

	2006	2005	2004

Cash flows from operating activities:
Net income	$1,902,843	$2,428,157	$1,014,214
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,225,774	2,200,678	1,400,995
Stock-based compensation	517,717	-	-
Reserve for customer chargebacks	-	(358,809)	(28,817)
Provision for uncollectible accounts	539,154	(403,186)	406,699
Deferred income taxes	202,468	(210,810)	(51,257)
Net gains on sale of marketable securities	(16,835)	(561,359)	(25,490)
Gain on sale of subsidiary	-	(195,000)	(784,900)
Minority interest	576,000	494,533	-
Changes in assets and liabilities,
net of acquisitions:
Accounts receivable	1,320,544	(5,706,420)	(42,851)
Prepaid expenses and other current assets	120,947	(155,552)	163,224
Accounts payable	(734,423)	1,753,008	324,321
Income taxes payable	(539,880)	1,227,881	300,930
Due to related parties	(20,076)	(201,265)	(39,994)
Other, principally accrued expenses	(207,189)	687,359	212,070
Net cash provided by operating activities	5,887,044	999,215	2,849,144

Cash flows from investing activities:
Purchases of securities	(167,733,427)	(225,749,291)	(300,807,389)
Proceeds from sales of securities	168,043,546	232,537,892	301,137,877
Proceeds from sale of a subsidiary	-	195,000	784,900
Capital expenditures	(488,158)	(413,496)	(141,052)
Cash payment for intangible asset -license agreement	(8,916)	(52,915)	(161,499)
Payments for asset acquisition, net of cash received	(886,502)	(3,077,714)	(3,497,653)

Net cash (used in) provided by investing activities	(1,073,457)	3,439,476	(2,684,816)

Cash flows from financing activities:
Dividends paid	(4,576,945)	(4,470,183)	(4,281,293)
Distribution to minority interest holder	(628,000)	(128,896)	-
Repayment of capital lease obligation	(231,583)	(105,583)	-
Proceeds from stock options exercised	248,140	2,058,410	1,737,541
Excess tax benefits from stock-based compensation	30,335	-	-
Net cash used in financing activities	(5,158,053)	(2,646,252)	(2,543,752)

Effect of exchange rate changes on cash and cash equivalents	(19,060)	(10,001)	(6,948)
Net (decrease) increase in cash and cash equivalents	(363,526)	1,782,438	(2,386,372)

Cash and cash equivalents, beginning of year	9,335,723	7,553,285	9,939,657

Cash and cash equivalents, end of year	$8,972,197	$9,335,723	$7,553,285

See Notes 1, 2, 5, 11, and 13 for a summary of other noncash investing activities.

The accompanying notes are an integral part of these financial statements.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Significant Accounting Policies

Nature of Business

Traffix, Inc. and its consolidated subsidiaries (collectively, “Traffix” or the “Company”) provide consumer targeted direct marketing and customer acquisition services for businesses. The Company utilizes its proprietary and affiliate online databases to generate its revenue from direct marketing activities delivered by the Internet. The Company’s online databases grow through online marketing and data acquisition programs. The Company’s direct marketing activities are conducted through its Online Advertising and Media Services activities. Historically, the Company’s operations had been divided into three principle operating segments: a) E-commerce, b) LEC Billed Products and Services, and c) Off-line Marketing Services (terminated in Fiscal 2003).

The Company’s main focus and business strategy is to create compelling content and provide marketing vehicles that generate revenue for its corporate advertisers and marketing affiliates who seek access to the Company’s databases, and the databases of its affiliates under management.

The Company’s expansion in, and dependence on, online direct marketing efforts, coupled with the potential for state and/or federal legislation limiting online marketers’ consumer contact capability and the potential for seasonality within the Online Advertising and Media Services activity marketplace, should all be considered when referring to the Company’s current fiscal year results, as well as prior year historical results, in evaluating the potential for its future operations, cash flows, and financial position.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The Company corrected the classification of selling expenses of $1,216,755 and $220,828 previously included in general and administrative expenses for the years ended November 30, 2005 and 2004, respectively.

In addition, in the Company's Fiscal 2006 fourth quarter, the Company’s Chief Operating Decision Maker - a committee consisting of executive employees and certain Audit Committee members (“CODM”), reviewed the Company’s operations with management, and determined that it currently operates in one segment, with those operations being in the business of Online Advertising and Media Service Activities. As such, the LEC Billed Product Segment, which was effectively inactive in terms of contribution to gross margin, income from operations and pre-tax income for the years ended November 30, 2006, 2005 and 2004, was collapsed into the operations of the current business for all periods presented. The collapsing of the inactive segment is the result of the LEC Segment no longer being a material component of the Company’s business, and as such it was determined that the Company’s current financial statement presentation is better situated without the immaterial LEC Segment disclosure burden. As a result of this modification, consolidated revenues, gross profit, income from operations, income before provision for income taxes, provision for income taxes and net income for the years ended November 30, 2005 and 2004 were not affected.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company's most significant estimates relate to reserves for uncollectible receivables, reserves for data qualification allowances (included as a contra-asset component of reported net-accounts receivable), recoverability of long-lived assets, and the realizability of deferred tax assets. In the determination of its worldwide provision for income taxes and the recording of the related deferred tax assets and liabilities, and currently payable tax liabilities, the Company is required to use significant and material levels of judgment that involve many transactions and calculations. As such, the ultimate determination of its tax is uncertain, and the Company provides for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As a result of the application of SFAS No. 5, the Company at times establishes reserves for the potential of additional income tax based on its best estimate of the potential for the probable loss of certain tax positions taken on its tax returns. The Company believes that its combined tax accruals and tax reserves are adequate for all tax years open to audit. All tax accruals and tax reserves are treated as current liabilities in their balance sheet presentation.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

 Additionally, the Company has potential exposure resulting from pending and/or threatened litigation for which the Company currently assesses no risk. No provision for loss has been recorded for asserted or unasserted claims. Actual results could differ from estimates.

Revenue Recognition, Variable Costs, Allowances and Bad Debts

Revenue

The Company currently earns revenue from its Online Advertising and Media Services operations. This revenue primarily results from marketing agreements with the Company’s marketing partners, corporate customers and agreements with customers within its personals business. These agreements satisfy the “existence of persuasive evidence of an arrangement” required under the current revenue recognition rules under Staff Accounting Bulletin (SAB) 101 as modified by SAB 104. The provisions of each agreement determines the (a) pricing characteristics of the revenue generating activity, the specific type of revenue activity (i.e., Online Advertising, Search Engine Marketing, Personals or Internet game develpoment), and (b) the method of the Company’s delivery obligations to, and acceptance obligations of its clients and customers, with (a) and (b) satisfying the criterion of SAB 101, that “sales price is fixed or determinable” and “delivery has occurred”. As a function of the Company’s client and customer acceptance process, the Company reviews bank and credit references, business financial statements, personal financial statements and/or obtain corporate officer guarantees (if appropriate), all of which satisfy the SAB 101 criteria, “collectibility is reasonably assured”. Based on the revenue recognition criterion discussed above, the Company believes it recognizes revenue when it is realizable and earned.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Deferred Revenue

The Company’s Personals business is a membership based arrangement, with membership offerings ranging from one month subscriptions to plans with annual terms. The one-month membership plans form the bulk of the Company’s subscription sales. Deferred revenue is recorded net of estimated cancellations and is amortized over the life of the membership as it is earned.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Contra revenue

At the time revenue is recognized, the Company provides for an estimate for contractually specified data qualification allowances, when required under the governing marketing agreement. Such data qualification allowances may include allowances for data duplications, invalid addresses, age and country of origin restrictions, and are recorded in the Company’s contra-revenue accounts. The Company’s revenues are adjusted in later fiscal periods if actual allowances vary from amounts previously estimated. Historically, variances between actual allowances and previously estimated allowances have been immaterial. If events were to occur that would cause actual data qualification allowances to vary significantly from those originally estimated and reflected in the financial statements, the Company could suffer material deterioration in future fiscal period gross margins, and, therefore, its profitability, cash flows and capital resources could be adversely affected. During the past two fiscal years, the Company has attempted to minimize this risk by structuring the applicable marketing agreements with customers on a net-basis eliminating the need for such data qualification allowances.

Cost of Sales

Certain revenue related obligations are recorded at the time revenue is recognized. They include costs payable to other online, as well as off-line, media companies for generating registered users and consumer data for the Company, database fee sharing costs under third-party database use agreements, email message delivery costs payable to third parties, contingent-based prize indemnification coverage (i.e., sweepstakes payout indemnification) and all other variable costs directly associated with completing the Company’s obligations relative to the revenue being recognized, all of which satisfy the SAB 101 criteria regarding the concept of “other than a perfunctory, or inconsequential ongoing obligation”.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Research and Development

The Company charges all research and development costs to site development and maintenance expense, an account component of miscellaneous general and administrative expense, as incurred. Research and development costs are not a material component of our general and administrative expenses.

Internal Use Software

The Company accounts for the costs of internal use software in accordance with Statement of Position 98-01, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Accordingly, costs other than reengineering costs are expensed or capitalized depending on whether they are incurred in the preliminary project stage, application development stage or the post-implementation/operation stage. As of November 30, 2006 and 2005, the Company had $21,000 and $59,000, respectively, in unamortized capitalized internal use software costs. Amortization of these costs was $38,000, $38,000 and $40,000 during the fiscal years ended November 30, 2006, 2005 and 2004, respectively.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk have historically consisted of cash and cash equivalents, marketable securities and accounts receivable. Currently, the Company invests the majority of its excess cash in high-grade commercial paper, with maturities ranging from one month to three years. Consistent with the above, the Company maintains Board of Director established guidelines requiring diversification of investments yielding safety and liquidity.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Foreign Currency Translations

The Company’s foreign subsidiary uses its local currency as its functional currency. The related assets and liabilities are translated at exchange rates in effect at the balance sheet date, with the resulting adjustments being recorded directly to other comprehensive income (loss), as a separate component of shareholders’ equity; and income and expenses are translated using average exchange rates for the periods presented.

Transactions With Major Customers

Historically, the significant portion of the Company’s revenue was dependent on a limited number of major customers. For the year ended November 30, 2006 no individual customer relationship equaled, or exceeded the 10% revenue threshold for major customers. In Fiscal 2005, one customer made up 11.3%, or $7.1 million of consolidated revenues. In Fiscal 2004, one customer made up 11.1%, or $4.1 million of consolidated revenue.

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

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Upon retirement or disposal, the asset cost and related accumulated depreciation and amortization are eliminated from the respective accounts and the resulting gain or loss, if any, is included in the results of operations for the period.

Goodwill and other purchased intangible assets

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), adopted by the Company in Fiscal 2003, requires goodwill to be tested for impairment on an annual basis, and more frequently as events and certain circumstances warrant. Under SFAS 142, the Company is required to perform a two-step process in its impairment assessment. Step one is to test for the potential of goodwill impairment. If the potential for impairment is identified by step one, then step two is undertaken to measure the amount of impairment loss. As of the fiscal year ended November 30, 2003, August 31 is the annual impairment assessment date for all of the Company's reporting units. The Company will perform more frequent impairment tests if events or circumstances appear to indicate that a reporting unit’s fair market value has fallen below its carrying amount. The Company completed step one in the third quarter of the fiscal year ended November 30, 2006, and determined there was no impairment to goodwill, nullifying the need for step-two performance.

The Company estimates the fair value of its reporting units using internal analysis, external economic and financial data, external market valuations, capitalized earnings and discounted cash flow models, and other comparable market valuation methods deemed relevant.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company first acquired goodwill in an asset acquisition transaction completed in Fiscal 2002. Therefore, the Company had never amortized goodwill and no disclosure is required regarding a comparable exclusion of goodwill amortization expense.

Additional purchased intangible assets, other than goodwill, continue to be carried at cost less accumulated amortization. Amortization is computed over the intangibles’ estimated periods benefited, primarily three to five years, using straight-line amortization. See Note 4, “Goodwill and Identifiable intangible assets”.

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

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Income taxes

Deferred tax assets and liabilities are based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Management provides for valuation allowances against deferred tax assets, when events indicate that the deferred tax assets are more likely then not to not be realized (see Note 9).

Dividends

During the year ended November 30, 2006, the Company paid dividends in excess of its retained earnings, and accordingly, the excess of $2.7 million represents a return of capital, and has been reflected as a reduction to paid in capital in excess of par on the Company's Consolidated Statements of Shareholders’ Equity.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Advertising and marketing expenses

The Company’s advertising and marketing costs, incurred in the advertising and marketing of the Company’s and its clients’ products, services and promotional offers, have historically been comprised of (1) costs associated with the transmission of email marketing messages, both from internal sources and external third party vendors, (2) costs associated with the purchase of online consumer data (including registered users to the Company’s websites), and (3) email and website program promotional and creative development costs. During the period July 1, 2004 to November 30, 2005, pursuant to the acquisition of SendTraffic.com,Inc., the Company included the costs of its search engine marketing activities in its advertising and marketing cost accounts. During the period January 22, 2005 to November 30, 2005, pursuant to the acquisition of Hot Rocket Marketing, Inc., the Company included the costs of its direct purchases of online advertising space, which is resold on a performance return basis. During the prior fiscal periods, the Company incurred immaterial search engine marketing costs, and no costs of direct purchases of online advertising space. All above referenced costs are charged to operations (1) at the time of the email transmission, (2) upon receipt of the qualified consumer data, (3) at the time the promotional and creative services are provided, (4) at the time the search engine marketing media purchases are incurred, and/or (5) at the time the online advertising space is purchased, respectively, and are included as a component of cost of sales.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Total advertising and marketing expenses included in cost of revenue of our Online Advertising and Media Services Activities were $48.0, $40.3 and $19.5 million for fiscal years ended November 30, 2006, 2005 and 2004, respectively.

Comprehensive Income (Loss)

The Company presents foreign currency translation adjustments and unrealized gains and losses on its marketable securities (net of tax, when applicable) as a component of “comprehensive income (loss)” and are presented below:

	For the Year Ended November 30,
	2006	2005	2004

Net income	$1,902,843	$2,428,157	$1,014,214

Other comprehensive income (loss) , net of tax:
Foreign currency translation adjustment	48,738	25,274	240,167
Unrealized gain from available-for-sale
securities, arising during the period, net of
income taxes of $121,373, $66,512 and $224,684
for 2006, 2005 and 2004, respectively	110,062	65,616	59,143
Add: reclassification adjustments for gains realized in
net income, net of tax effect of $-0- and $224,684
for the years ended November 30, 2006 and 2005,
respectively	(8,834)	(360,584)	-

Comprehensive income	$2,052,809	$2,158,463	$1,313,524

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Stock-Based Compensation

Effective December 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense for the fiscal year ended November 30, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after December 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which range from immediate vesting to vesting over a three year period. Prior to the December 1, 2005 adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 13 to the Audited Consolidated Financial Statements for a further discussion on stock-based compensation.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Segment Information

In classifying the financial information for its operating activities, the Company relies primarily upon the evaluations of the chief operating decision maker (CODM) and executive management in deciding how to allocate its resources and assess its performance. Disclosure is also required about products and services, geographic areas and major customers. The Company operates in one segment, Online Advertising and Media Services. During the Company's Fiscal 2006 fourth quarter, the CODM - a committee consisting of executive employees and certain Audit Committee members, reviewed the Company’s operations with management, and determined that it currently operates in one segment, with those operations being in the business of Online Advertising and Media Service Activities. As such, the LEC Billed Product segment, which was effectively inactive in terms of contribution to gross margin, income from operations and pre-tax income for the years ended November 30, 2006, 2005 and 2004, was collapsed into the operations of the current business for all periods presented. The collapsing of the inactive segment is the result of the LEC segment no longer being a material component of the Company’s business, and as such it was determined that the Company’s current financial statement presentation is better situated without the immaterial LEC segment disclosure. As a result of this modification, consolidated revenues, gross profit, income from operations, income before provision for income taxes, provision for income taxes and net income for the years ended November 30, 2005 and 2004 were not affected.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company sells services and not products and, correspondingly, does not carry inventory.

The Company had revenue from its Canadian-based subsidiary of approximately $912,000, $647,000 and $241,000 during the fiscal years ended November 30, 2006, 2005 and 2004, respectively. The primary role of the Canadian subsidiary is to support back office data operations and does not directly contribute significant amounts to consolidated net income. The majority of the Canadian subsidiary’s outlays are related to the generation of the Company’s revenues. Correspondingly the Company classifies them within the appropriate categories of cost of revenue.

Recent Accounting Pronouncements

In September 2006, the U.S. Securities and Exchange commission (SEC) issued Staff Accounting Bulletin No. 108, “Qualifying Financial Statement Misstatements” (SAB 108), which provides interpretive guidance on how registrants should qualify misstatements when evaluating the materiality of financial statement errors. SAB 108 also provides transition accounting disclosure guidance for situations in which a material error existed in prior period financial statements by allowing companies to restate prior period financial statements or recognize the cumulative effect of initially applying SAB 108 through an adjustment to beginning retained earnings in the year of adoption. SAB 108 is effective for the Company in Fiscal 2007. The Company does not expect the adoption of SAB 108 will have a material impact on its consolidated financial statements.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. FIN 48 clarifies certain provisions of SFAS No. 109 by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A tax benefit from such uncertain tax positions may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of adopting FIN 48, with such adoption occurring in the first quarter of the fiscal year ending November 30, 2008, and has not yet determined the related impact the adoption will have on its financial statements.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2. Supplemental Cash Flows, Acquisitions and Disposals

Supplemental Cash Flow Disclosures

	For the fiscal years ended November 30,
	2006	2005	2004
Supplemental disclosures:
Cash paid during the year for:

Income taxes paid (refunds received), net	$1,787,097	$39,141	$155,684

Non-cash Investing and Financing Activities

Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. For the three years ended November 30, 2006, 2005 and 2004, non-cash activities included the following items:

Investing Activities:
Stock Issued in connection with Acquisitions (Also see notes 5 and 11)

	For the fiscal years ended November 30,
	2006	2005	2004
Hot Rocket Marketing, Inc. - January 31, 2006	$580,598	$-	$-
Hot Rocket Marketing, Inc. - January 21, 2005	-	682,280	-
Send Traffic, Inc. - June 30, 2004	-	-	1,085,453

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

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The terms of the acquisition agreement also provide for additional contingent payments of purchase price for the periods February 1, 2006 through July 31, 2006, and August 1, 2006 through January 31, 2007, upon the attainment of certain EBITDA thresholds as specified in the Agreement. Hot Rocket did not reach the $1.35 million EBITDA threshold for the period ended July 31, 2006, and the possibility exists that the EBITDA threshold will not be attained for the period ended January 31, 2007. Therefore, as of November 30, 2006, based on the lack of absolute certainty regarding the EBITDA threshold as it relates to the additional payment period ended January 31, 2007, the Company has not accrued any additional contingent payments at this time. Future contingencies, if any, will be recorded when the contingency has been satisfied and the additional consideration is issued or becomes issuable.

The identifiable intangibles acquired from Hot Rocket consist of non-compete covenants within employment agreements and internally developed software, which is being amortized on a straight-line basis over estimated useful lives of five and three years, respectively. It is expected that the entire goodwill value will be deductible for tax purposes based on the nature of the asset acquisition.

3.  Related Party Transactions

The Company incurred approximately $300,000, $871,000 and $695,000 during Fiscal 2006, 2005 and 2004, respectively, in legal fees to a firm whose member was a director of the Company from inception to August 25, 2006, at which time he chose not to stand for re-election. The fees charged by such firm were at rates no less favorable to the Company than rates obtainable from other firms for similar services.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

4. Marketable Securities

The carrying amount of the Company’s marketable securities is shown in the table below:

	November 30,
	2006		2005
	Cost	Market Value	Cost	Market Value

Available-for-sale securities:
Equity securities	$1,608,986	$1,965,983	$1,759,066	$1,936,022
Certificates of deposit	5,675,015	5,675,000	400,606	397,042
Annuity	2,742,792	2,742,792	2,662,905	2,662,905
Corporate commercial paper	11,050,000	11,050,000	16,575,000	16,575,000

Total	$21,076,793	$21,433,775	$21,397,577	$21,570,969

Classified as:
Current	$21,076,793	$21,433,775	$18,734,672	$18,908,064
Non-current	-	-	2,662,905	2,662,905
Total	$21,076,793	$21,433,775	$21,397,577	$21,570,969

Marketable securities shown in the above table are carried at the stated fair value. The cost basis of the marketable securities with scheduled maturities within one year was $21,076,793 and $18,734,672 for Fiscal 2006 and 2005, respectively.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Proceeds, realized/unrealized gains and realized/unrealized losses from sales of securities classified as available-for-sale for Fiscal years ended November 30, consisted of the following:

	2006	2005	2004

Proceeds from sales of securities	$168,043,546	$232,537,892	$301,137,877
Gross realized gains	51,514	600,626	35,873
Gross realized losses	(34,679)	(39,267)	(10,383)
Net realized gains	16,835	561,359	25,490

Comprehensive income gains (losses):
Unrealized gains, net of tax	235,978	331,897	200,107
Unrealized losses, net of tax	(125,916)	(266,281)	(140,964)
Total unrealized gains (losses), net of tax	$110,062	$65,616	$59,143

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

5.  Goodwill and identifiable intangible assets

The gross carrying value and accumulated amortization of goodwill and other intangibles are as follows:

	As of November 30, 2006		As of November 30, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Unamortized intangible assets:
Goodwill	$7,913,007		$6,426,336

Amortizable Intangible Assets:
GroupLotto identifiable intangibles:
GroupLotto Site Brand Recognition	$722,922	$722,922	$722,922	$630,808
GroupLotto Database	433,754	433,754	433,754	378,486
Intellectual Property Assets	289,169	289,169	289,169	252,323
Marketing Right License Fee	246,915	131,756	252,915	80,590

Infiknowledge identifiable intangibles:
Internet Game Suite	269,169	266,523	263,241	207,717
Intellectual Property Assets	201,876	199,891	197,430	155,788
Market Position Acquired	224,307	222,102	219,367	173,098

Thanksmuch identifiable intangibles:
Profiled customer data	50,000	50,000	50,000	50,000
Restrictive Covenants	10,000	10,000	10,000	8,878

SendTraffic identifiable intangibles:
Restrictive Covenants	523,109	422,609	523,109	221,609
Software	963,951	716,672	963,951	420,118

Hot Rocket identifiable intangibles
Restrictive Covenants	569,394	212,257	569,394	98,379
Software	1,012,257	628,911	1,012,257	291,492

Total amortizable intangible assets	$5,516,823	$4,306,566	$5,507,509	$2,969,286

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

The acquisition identifiable intangibles related amortization expense has been recorded from the dates of the respective acquisitions. Acquired intangibles are generally amortized on a straight-line basis over their weighted average useful lives with intangible asset amortization expense of $1.3, $1.5 and $0.6 million being recorded in fiscal 2006, 2005 and 2004, respectively.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The future intangible amortization expense for the next five fiscal years is estimated to be as follows:

	2007	2008	2009	2010	2011

GroupLotto Identifiable
Intangible amortization:
Site Brand Recognition	$-	$-	$-	$-	$-
Database	-	-	-	-	-
Intellectual Property Assets	-	-	-	-	-
Licenses	59,353	45,806	10,000	-	-

Total Group's amortization	59,353	45,806	10,000	-	-

Infiknowledge Identifiable
Intangible amortization:
Internet Game Suite	1,733	509	404	-	-
Intellectual Property Assets	1,300	382	303	-	-
Market Position Acquired	1,444	424	337	-	-
Total Group's amortization	4,477	1,315	1,044	-	-

SendTraffic Identifiable
Intangible amortization:
Restrictive Covenants	100,500	-	-	-	-
Software	234,898	12,381	-	-	-

	335,398	12,381	-	-	-

Hot Rocket Identifiable
Intangible amortization:
Restrictive Covenants	113,879	113,879	113,879	15,500	-
Software	337,419	45,927	-	-	-

	451,298	159,806	113,879	15,500	-
Summary of Identifiable
Intangibles:
GroupLotto:	59,353	45,806	10,000	-	-
Infiknowledge:	4,477	1,315	1,044	-	-
SendTraffic:	335,398	12,381	-	-	-
Hot Rocket:	451,298	159,806	113,879	15,500	-

Totals	$850,526	$219,308	$124,923	$15,500	$-

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

6.  Property and Equipment

Property and equipment as of November 30 consist of the following:

	2006	2005

Furniture and fixtures	$564,658	$448,395
Computers and equipment	5,450,211	5,110,240
Land and Building	728,612	712,566
Leasehold improvements	338,555	242,536
	7,082,036	6,513,737
Less: accumulated depreciation and amortization	5,116,853	4,196,047
	$1,965,183	$2,317,690

The Company acquired $343,000 (cost basis) computers and equipment, under capital leases, during Fiscal 2005. Depreciation and amortization expense on property, equipment and leasehold improvements for the years ended November 30, 2006, 2005 and 2004 was approximately $885,000, $733,000 and $764,000, respectively.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

7.  Accrued expenses

Accrued expenses as of November 30 are comprised of the following at:
	2006	2005

Accrued payroll and bonuses	$1,553,107	$972,280
Advances from customers	634,353	623,847
Accrued fee share liabilities	309,494	327,511
Capital lease obligations	6,844	237,417
Accrued marketing media costs	690,729	1,376,053
Accrued search engine marketing costs	119,153	9,411
Accrued professional fees	289,244	380,696
Accrued service bureau fees	-	85,058
Accrued property taxes	30,380	29,237
Accrued straight-line rent concession	82,705	29,660
Other accrued liabilities	115,214	198,825

Total accrued liabilities	$3,831,223	$4,269,995

The accrued expense category includes a capital lease obligation of $6,844 and $237,417 at November 30, 2006 and 2005, respectively. The consolidated statement of cash flows for Fiscal 2006 and 2005 reflects $231,583 and $105,583, respectively, as financing activities related to repayments under the capital lease obligation.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

8. Other Income (expense)

Other Income (expense) consisted of the following for the fiscal years ended November 30:

Other income (expense):	2006	2005	2004

Interest income and dividends	$1,068,538	$957,069	$544,153
Realized gains on sale of
marketable securities	16,835	561,359	25,490
Realized gain on sale of subsidiary	-	195,000	784,900
Other non-operating income:
Vendor settlement on prior year
marketing fee	-	-	350,000
Foreign Currency Exchange Rate
Fees and interest expense	(51,192)	(21,244)	(20,793)
Interest and penalties - tax
audits and settlements	(13,902)	-	(69,581)
Reduction to prior year's
LEC reserve	-	-	34,181
Other miscellaneous	.
income (expense)	23,996	(6,832)	104,311
Minority interest income	(576,000)	(494,533)	-
Total consolidated Other Income, net	$468,275	$1,190,819	$1,752,661

Minority Interest

During January 2005, the Company entered into an agreement with Madacy Entertainment, through a newly created partnership, EZTracks LP, to market and promote EZTracks.com, a web destination consisting of approximately 30,000 downloadable songs covering a wide array of musical genres. The Company, through a wholly-owned subsidiary, owns 50.7% of the partnership and is responsible for managing the operations of the business, including generating traffic to the website, as well as selling advertising on the site. Madacy Entertainment, through its wholly-owned subsidiary, owns 49.3% of the partnership and provides its inventory of music and an extensive library of music licensed from other parties. Madacy has limited involvement with certain aspects of operations. The results of operations for the year ended November 30, 2006 and for the period January 21, 2005 to November 30, 2005, include the fully consolidated results of EZTracks LP with minority interest established to reflect Madacy’s ownership share of the partnership’s operating results for such periods.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes the results of EZ Tracks for the periods indicated:

	Year		January 21,
	Ended		2005 to
	November 30,		November 30,
	2006		2005

Net Revenues	$10,262,347		$8,369,797
Cost of Sales	8,913,489		7,286,976
Gross Profit	1,348,858		1,082,821
General and
Administrative Expenses	180,501		79,712
Net Income	$1,168,357	(1)	$1,003,109	(1)
Minority interest	$576,000	(2)	$494,533	(2)
Distributions to
Minority Interest	$628,000		$128,896

(1)	All items included in the Company's Online Advertising and Media Services activities

(2)	Represents Madacy Entertainment's 49.3% minority interest

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

9.  Income Taxes

The provision (benefit) for income taxes consists of the following:

	Year ended November 30,
	2006	2005	2004

Current tax provision (benefit):
U.S federal taxes	$888,732	$1,124,355	$243,732
Foreign taxes	472,057	(26,088)	191,694
U.S. state taxes	75,836	157,034	21,598
	1,436,625	1,255,301	457,024

Deferred tax provision (benefit):
U.S federal taxes	498,281	(120,766)	(40,057)
Foreign taxes	(231,436)	35,809	(20,968)
U.S. state taxes	(66,909)	(127,707)	8,604
	199,936	(212,664)	(52,421)
Total provision	$1,636,561	$1,042,637	$404,603

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The domestic and foreign components of income before taxes are as follows:

	Year ended November 30,
	2006	2005	2004

Domestic	$1,197,292	$2,598,603	$993,402
Foreign	2,342,112	872,191	425,415

Total Income before taxes	$3,539,404	$3,470,794	$1,418,817

The following is a reconciliation of the income tax expense computed using the statutory federal income tax rate to the actual income tax expense and its effective income tax rate:

	Year ended November 30,
	2006	2005	2004

Income tax expense computed
at statutory rate	$1,203,397	$1,180,070	$482,398
State income taxes, net of federal
income tax benefit	5,892	19,356	19,933
Foreign tax statutory rate excess over
U.S. statutory rate	-	10,005	46,581
Foreign tax expense, net of federal
tax benefit	346,895	-	-
Change in valuation allowance	(56,534)	(26,628)	(500,218)
Increase in tax contingencies	68,998	(268,271)	243,733
Nondeductible items	92,552	122,298	106,223
Net Foreign Tax Credits reclassified to expense	211,270	-	-
U.S. federal tax benefit from Foreign Tax
Credit reclassification to expense	(250,168)	-	-
Other differences, net	14,259	5,807	5,953
Effective income tax expense	$1,636,561	$1,042,637	$404,603

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The components of net deferred tax assets are as follows:

	November 30,
	2006	2005

Deferred tax assets:
Current:
Accrued expenses and reserves not currently deductible	$650,358	$899,639
Prepaid expenses	(198,449)	-
Marketable securities	-	(66,511)
Realized capital losses on marketable securities
and long term investments	-	68,121
Valuation allowance on realized capital losses	-	(1,610)
Foreign Income Tax Credit carryforward	-	536,772
Valuation allowance - foreign tax credits	-	(56,534)

Total current assets	451,909	1,379,877

Non-current:
Stock-based compensation	176,358	-
Fixed assets and intangibles	669,865	478,050
State net operating losses	3,150,584	3,148,778
Valuation allowance	(3,150,584)	(3,148,778)

Total noncurrent assets	846,223	478,050

Total assets	1,298,132	1,857,927

Deferred tax liabilities:
Fixed assets and intangibles	-	(267,258)
Other	-	(35,207)

Total noncurrent liabilities	-	(302,465)
Net deferred tax assets	$1,298,132	$1,555,462

At November 30, 2006 and 2005, valuation allowances of $3,150,584 and $3,148,778, respectively, were established, primarily for state tax net operating losses, which can not be carried back by statute, and have reduced the deferred tax assets to an amount which the Company believes is more likely than not to be realized.

The Company has approximately $59.6 million of state net operating losses expiring through 2016.

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

DADA USA INC. f/k/a DADAMobile Inc. v. Q121 Inc. d/b/a MSFOCUS and Banca Intesa SpA

In September 2006, DADA USA Inc. (“Dada”) filed this action in Supreme Court of the State of New York, New York County (Index No. 603365/06).

The action relates to a marketing agreement between Dada and Q121 Inc., our subsidiary. Dada alleges, inter alia, that Q121 Inc. breached the agreement by using unapproved advertisements or failing to prevent sub-publishers from using approved ads in an unapproved manner or misappropriating confidential information or diverting customers; and that it engaged in unfair competition. The complaint seeks damages in an amount which the plaintiff alleges it believes to be in excess of ten million dollars.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Dada sought to enjoin Q121 Inc. from drawing down on a letter of credit which had secured Dada's performance under the agreement. The court denied Dada's application for a temporary restraining order, the issuing bank paid the full amount of the letter of credit, and Dada withdrew the request for a preliminary injunction. Limited discovery has taken place; the matter has been referred to mediation, which is expected to occur as early as March 2007.

We believe that there is no merit to Dada's claims and intend vigorously to defend the action.

Hatton v. Prize America/Prize Distributors

In or about October 2005 Brandon Hatton filed a pro se action in the U.S. District Court, Middle District of Tennessee (No. 05 CV 00073) and was also granted permission to proceed in forma pauperis. The complaint, as amended, alleges that sometime between June 2002 and July 2004 the plaintiff won a prize, that defendant failed to pay/deliver, and claims damages of $391 million.

In December, 2006 we learned that plaintiff had attempted to serve process; our counsel has made a special appearance and has moved to dismiss the action on jurisdictional grounds. That application is pending.

We believe that there is no merit to this claim and, in the event our application is denied, we intend vigorously to defend the action.

Nicherie v. Pellicano et al, CV 06-6434 United States District Court; Central District of California

We were recently served with a Second Amended Complaint in this action, which alleges twenty causes of action variously directed against forty-seven individuals and entities as well as against Does 1 - 200. The plaintiff alleges that he is an inmate at the Metropolitan Detention Center in Los Angeles, that he was President and CEO of Federal Transtel, Inc. and that through a trust he owns or controls an interest in that company. The third cause of action is directed at a number of defendants, including us, and purports to state a RICO claim; plaintiff also purports to bring the twentieth cause of action on behalf of the United States of America against a number of individuals and entities including us pursuant to the False Claim Act, 31 USC 3730(b), alleging, among other things, what he describes as “’small increment billing’ frauds … which targeted the United States government and its employees who had authority to use government credit cards . . ..” and seeks unspecified damages and attorneys fees. In some of the other causes of action, the plaintiff purports to bring the claim against “all defendants” but fails to allege any act by us.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Portions of the Second Amended Complaint, including the causes of action directed at us, were dismissed by the court on motion of some of the other defendants, and plaintiff was granted leave to replead by February 13, 2007. We are named as a defendant in the Third Amended Complaint, for the same claims, but the substantive allegations or wrongdoing, or the lack thereof, remain the same.

We believe that there is no merit to the claims and intend vigorously to defend the action.

11. Commitments and Contingencies

Leases

The Company is obligated under four real property lease agreements that expire through fiscal 2011. Future minimum rental payments consist of the following at November 30, 2006:

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2007	$489,910
2008	450,500
2009	351,625
2010	353,001
2011	292,142
$1,937,178

The leases contain escalation clauses with respect to real estate taxes and related operating costs. The accompanying financial statements reflect rent expense on a straight-line basis over the term of the lease as required by accounting principles generally accepted in the United States of America. Rent expense for all leases was $436,000, $409,000 and $346,000 for Fiscal 2006, 2005 and 2004, respectively.

Employment Agreements

Jeffrey L. Schwartz

The Company entered into an employment agreement on March 10, 2006, effective as of December 1, 2005, with Jeffrey L. Schwartz (the “Schwartz Employment Agreement”), which expires on November 30, 2007; provided, however, that if the Company’s Pre-Tax Income (as defined in the Schwartz Employment Agreement) for the 21 months ending August 31, 2007 is at least $4.2 million, Mr. Schwartz has the right to extend the term to November 30, 2008 (provided he exercises that option no later than November 1, 2007).

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Pursuant to the Schwartz Employment Agreement, (i) Mr. Schwartz is employed as Chairman and Chief Executive Officer; (ii) Mr. Schwartz will be paid a base salary of $605,000 per annum; (iii) Mr. Schwartz will receive bonuses upon the Company’s achievement of certain pre-tax income milestones, as well as discretionary bonuses subject to approval of its Board of Directors; (iv) Mr. Schwartz was issued on March 10, 2006 a 10-year option to acquire 60,000 shares of the Company’s Common Stock at an exercise price of $5.44 per share, which option vested as follows:

(x)	30,000 shares vested immediately; and

(y)	30,000 shares vested on December 1, 2006;

(vi) the Company will pay for all expenses reasonably incurred by Mr. Schwartz in connection with the performance of his duties, including paying up to $25,000 per year towards the total per annum costs of an automobile; (vii) Mr. Schwartz agreed not to compete or engage in a business competitive with the Company’s business during the term of the Schwartz Employment Agreement and for a period of one year thereafter; (viii) if Mr. Schwartz’s employment is terminated other than as a result of a “For Cause Event” (as defined in the Schwartz Employment Agreement) or if he resigns for “Good Reason” (as defined in the Schwartz Employment Agreement), he will be entitled to receive additional compensation and other consideration, all as more fully described in the Schwartz Employment Agreement; and (ix) at any time after September 2, 2006, Mr. Schwartz may terminate the Schwartz Employment Agreement, whereupon he will receive additional compensation and other consideration, as summarized below (and as more fully described in the Schwartz Employment Agreement).

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Schwartz Employment Agreement provides that, if the Schwartz Employment Agreement terminates due to the scheduled expiration of the term, or if Mr. Schwartz voluntarily terminates his employment after September 2, 2006, Mr. Schwartz will (i) in partial consideration for agreeing to assume consulting obligations for the Company (as set forth in clause (iii), below), be entitled to receive a one-time, lump-sum payment of $250,000; (ii) be entitled to receive those bonuses which he was otherwise entitled to receive for the last bonus period ending before the termination of the Schwartz Employment Agreement; (iii) become a consultant to the Company for a period of three years, for which he will be paid a consulting fee of $108,334 per annum; and (iv) be entitled to receive additional consideration and compensation, all as more fully described in the Schwartz Employment Agreement.

Andrew Stollman

The Company entered into an employment agreement, effective December 1, 2001, with Andrew Stollman, which agreement was orally amended on June 3, 2004 (the “First Amendment”).  On May 10, 2005, the First Amendment was reduced to writing and the Company executed a second amendment to Mr. Stollman’s employment agreement (the “Second Amendment”).  The employment agreement, as amended by the First Amendment and Second Amendment, now expires on November 30, 2007 and further provides that Mr. Stollman (i) is employed as the Company’s President and Secretary; (ii) was paid for the fiscal year ended November 30, 2005, and will be paid for all fiscal years remaining under the term, $544,500 per annum; (iii) will receive bonuses upon the Company’s achievement of certain pre-tax income milestones and (as added by the Second Amendment) certain EBITDA (as defined) milestones, as well as discretionary bonuses subject to approval of the Company’s Board of Directors; (iv) upon the commencement of the agreement on December 1, 2001, was issued a ten-year option to acquire 105,000 shares of the Company’s Common Stock at an exercise price of $5.70 per share; (v) upon the execution of the First Amendment, was issued a ten-year option to acquire 405,000 shares of the Company’s Common Stock at an exercise price of $7.34 per share, the shares of which vest as follows:

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(a)	75,000 shares vested immediately;

(b)	110,000 shares vested upon the determination that the Company had Operating Cash Flow (as defined in the Second Amendment) for Fiscal 2005 equal to or greater than $4.0 million;

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(c)	110,000 shares vested upon the determination that the Company had Operating Cash Flow (as defined in the Second Amendment) for Fiscal 2006 equal to or greater than $4.65 million; and

(d)	110,000 shares will vest if the Company has Operating Cash Flow for Fiscal 2007 equal to or greater than $5.29 million;

(vi)  agreed not to compete or engage in a business competitive with the Company’s business during the term of the agreement and for a period of one year thereafter; (vii) if his employment is terminated other than as a result of a “For Cause Event” (as defined in the original 2001 employment agreement), will be entitled to receive additional compensation and other consideration, all as more fully described in the original 2001 employment agreement; and (viii) if his employment is terminated as a result of a “Change in Control” (as defined in the original 2001 employment agreement), will be entitled to receive a one-time payment in an amount equal to 2.99 times his “base amount” determined in accordance with the applicable provisions of the Internal Revenue Code.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The foregoing is only a summary of the material terms of the employment agreements with the Named Officers. For a complete description, copies of such agreements are annexed hereto in their entirety as exhibits or are otherwise incorporated herein by reference.

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

Continuing Obligations under Fixed Asset and Service Agreements

During June 2005, the Company entered into a combined fixed asset acquisition and service agreement, for the purchase of computer server equipment used in its email marketing business and a service agreement related to the maintenance, storage and usage of such equipment. Under the terms of the agreement, the Company was obligated to pay $63,000 per month, for twelve consecutive months, commencing on August 1, 2005. As of November 30, 2006, this obligation was fully satisfied.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

12.  Earnings Per Share

The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

	Year Ended November 30,
	2006	2005	2004
Denominator:
Denominator for basic earnings per
share - weighted average shares	14,332,598	13,973,899	13,257,869
Effect of dilutive securities:
Stock options	181,634	370,685	670,505
Denominator for diluted earnings per
share - adjusted weighted average
shares	14,514,232	14,344,584	13,928,374

Options to purchase 2,211,850, 2,083,601 and 1,344,350 shares of common stock that were outstanding at November 30, 2006, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

13.  Stock Option Plan and Warrants

The Company’s shareholder-approved 2006 Employee Incentive Plan (the “2006 Plan”) provides for the granting of incentive stock options, non-qualified stock options and the issuance of restricted stock for up to 1,086,564 shares of our common stock. There are also 1,087,364 shares underlying options issued under the Company’s Sixth Amended and Restated 1995 Employee Stock Option Plan (the “1995 Plan” and, with the 2006 Plan, the “Plans”). As of November 30, 2006, all Plan activity was for the granting of non-qualified stock options. To date, no incentive stock options have been granted. On December 1, 2006, restricted stock was issued to non-employee directors in accordance with the terms of the 2006 Plan. Certain grants had been issued that include performance-based vesting criteria. No performance-based awards were granted during the year ended November 30, 2006. Options have five to ten year contractual terms and generally vest based on 0 to 3 years of continuous service.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The total expense related to the Plans was $517,717 for the year ended November 30, 2006. The total related income tax benefit recognized on the income statement was $179,247.

Prior to December 1, 2005, the Company accounted for the 1995 Plan under the recognition, measurement and pro forma disclosure provisions of APB 25, the original provisions of SFAS No. 123, and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). In accordance with APB 25, the Company generally would have recognized compensation expense only when it granted options with a discounted exercise price, or modified the terms, and would have recognized the related compensation expense ratably over the associated service period, which was generally the option vesting term.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Effective December 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended November 30, 2006 included compensation expense for all stock-based compensation awards granted prior to but remained unvested as of, December 1, 2005. Compensation expense was based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123.

Stock-based compensation expense for all stock-based compensation awards granted after December 1, 2005 is based on the grant-date fair value estimated on that date using the Black-Scholes option-pricing model with assumptions noted on the table set forth below under the header “Stock option Valuation and Expense information under SFAS No. 123(R)”. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, for which the Company uses the related weighted-average vesting term. The Company used an estimated forfeiture rate in the valuation model for the year ended November 30, 2006. The estimate is based on historical employee option exercise and employee termination experience. The Company has identified separate groups of optionees that exhibit similar option exercise behavior and has considered them as separate groups in the valuation model.

As a result of the Company’s December 1, 2005 adoption of SFAS 123R, the impact to the Company’s Consolidated Financial Statements for the year ended November 30, 2006 on income before income taxes and on net income were reductions of $517,717 and $338,471, respectively, when comparing what results would have been had it continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the year ended November 30, 2006 was $0.02 per share. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Pro Forma Information under SFAS No, 123

Pro forma information regarding the effect on the net income and basic and diluted income per share for the years ended November 30, 2005 and 2004, had the Company applied the fair value recognition provisions of SFAS No. 123, are as follows:

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	For the Years Ended November 30,
	2005	2004

Net income	$2,428,157	$1,014,214
Add: Total stock-based compensation expense included in
reported net income, net of related tax effects	-	-
Less: Total stock-based compensation expense determined
under fair value based method, net of related tax effects	(682,013)	(651,982)
Pro forma Net income, as adjusted	$1,746,144	$362,232
Basic earnings per share:
As reported	$0.17	$0.08
Pro forma	$0.12	$0.03
Diluted earnings per share:
As reported	$0.17	$0.07
Pro forma	$0.12	$0.03

Stock Option Valuation and Expense Information

The Company calculated the fair value of each option grant on the date of the grant using the Black-Scholes option-pricing model using the following assumptions:

	Year Ended November 30,
	2006 (1)	2005	2004

Expected life (years)	4.82	4.00	4.00
Risk-free interest rate	4.47%	3.92%	3.18%
Expected volatility	50.25%	54.00%	54.00%
Dividend yield	6.17%	10.70%	10.70%

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1) The fair value calculation was based on stock options granted during the period.

The volatility assumption is based on the weighted average for the expected term of the options volatility measurements of the Company’s stock. The risk-free interest rate assumption is based upon various short term U.S. Treasury rates, as of the month of the grants.

The expected life of employee and director stock options represents the weighted average of the result of the “simplified” method applied to “plain vanilla” options granted during the period December 1, 2005 to November 30, 2006, all as provided for in Staff Accounting Bulletin No. 107 (“SAB 107”).

The stock-based compensation expense recognized in the consolidated statement of operations for the year ended November 30, 2006 is based on awards ultimately expected to vest, and accordingly has been adjusted by the amount of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based partially on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to December 1, 2005, the Company had established estimates for forfeitures.

During the year ended November 30, 2006, stock-based compensation expense is included in general and administrative expense.

Stock Options

The status of the Plans during the three years ended November 30, 2006, 2005 and 2004 is as follows:

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding,
beginning of year	3,140,359	$5.65	3,222,585	$5.22	2,643,640	$4.60
Granted	142,500	5.41	821,500	5.82	1,016,250	6.35
Exercised	(53,831)	4.61	(584,060)	3.52	(411,640)	4.20
Cancelled or lapsed	(51,967)	6.49	(319,666)	5.43	(25,665)	4.04
Options outstanding,
end of year	3,177,061	$5.65	3,140,359	$5.65	3,222,585	$5.22
Options exercisable,
end of year	2,880,548		2,572,507		2,444,758
Options available for
grant, end of year	1,087,364		1,177,897		1,679,731
Weighted average fair value
of options granted
during the year	$1.51		$1.25		$1.46

The weighted-average remaining contractual life (in years) for options outstanding at November 30, 2006, 2005, and 2004, were 7.3, 6.0, and 5.1 years, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price on November 30, 2006, the last trading day of Fiscal 2006, and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on November 30, 2006, this amounted to $1,448,613. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the year ended November 30, 2006 was $67,623. Total fair value of options vested and expensed was $338,471, net of tax, for the year ended November 30, 2006. The weighted-average grant-date fair value of options granted during the year ended November 30, 2006 was $1.51.

A summary of the status of the Company’s nonvested shares as of November 30, 2006, and changes during the year ended November 30, 2006 is set forth below:

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	November 30, 2006

		Weighted
		Average
Nonvested	Number of	Grant-date
Shares	Shares	Fair Value
Nonvested Options outstanding,
beginning of period	568,852	$1.39
Granted	142,500	1.51
Vested	(401,169)	1.82
Forfeited	(13,670)	1.36
Nonvested Options outstanding,
end of period	296,513	1.74

As of November 30, 2006, there was $170,805 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 7.72 months, to be expensed through the first quarter of the fiscal year ending November 30, 2009.

The following table summarizes information for options currently outstanding and exercisable at November 30, 2006:

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	of shares	Contractual	Exercise	of shares	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$1.72-$2.50	219,797	4.2	$2.34	219,797	$2.34
$2.63-$3.85	288,083	5.1	3.15	288,083	3.15
$4.22-$6.23	1,785,181	5.1	5.62	1,615,336	5.61
$6.35-$9.38	846,500	5.6	7.12	719,832	7.10
$11.13-15.57	37,500.5		12.67	37,500	12.67

$1.72-$15.57	3,177,061	5.1	$5.65	2,880,548	$5.58

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the weighed average assumptions included on the table above, under the header “Stock Based Option Valuation and Expense Information under SFAS 123(R)”.

14.  Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for Fiscal 2006 and 2005:

	Quarter ended
	November 30,	August 31, (2)	May 31, (2)	February 28, (2)
2006:
Net revenues	$17,158,116	$19,698,883	$18,964,132	$17,022,812
Gross profit	4,580,063	7,121,978	5,702,603	7,454,172
Income (loss) before income taxes	(211,027)	1,812,621	1,219,023	718,787
Net income (loss)	1,116	842,048	636,961	422,718
Basic income (loss) per share	$0.00	$0.06	$0.04	$0.03
Diluted income (loss) per share	$0.00	$0.06	$0.04	$0.03

2005:	November 30, (1)	August 31, (1)	May 31, (1)	February 28, (1)
Net revenues	$16,598,155	$16,372,442	$16,610,569	$13,275,816
Gross profit	5,244,557	5,614,899	6,083,820	4,861,446
Income before income taxes	639,407	578,573	1,193,277	1,059,537
Net income	780,525	316,667	707,684	623,281
Basic income per share	$0.05	$0.02	$0.05	$0.05
Diluted income per share	$0.05	$0.02	$0.05	$0.04

(1)
As described elsewhere in this Notes to Consolidated Financial Statements, the Quarterly Reports on Form 10-Q for the first and second quarters of Fiscal 2005 were filed on a different basis than that included above. The amounts as reported in our Form 10-Q’s, as filed in Fiscal 2006, are listed in the first table below (table (1)). The second table (table (2)) provides the information that agrees to the condensed information detailed above, which also agrees to the basis of presentation as included in the Form’s 10-Q, as filed in Fiscal 2005. The third table provides the variance between table (1) and table (2), effectively providing the variance between the filings. A fourth table is provided detailing the percentage variance between table (3) and table (2), effectively providing the percentage variance between the filings.

(2)
The first and second quarter of Fiscal 2006, were reported on a different basis then the third and fourth quarters, relative to account classifications as they related to our preliminary interim CODM reporting (see Note 1 to the Consolidated Financial Statements) and our final reporting determinations, and due to the correction of an immaterial allocation classification error between selling salaries and general and administrative salaries (also see Note 1 to the Consolidated Financial Statements), all of such classification adjustments had no impact on Income from Operations, Pre-tax Income, or Net-income. Table (5), included below, provides the details of the our Fiscal 2006 first, second and third quarter, three-month results, as included in our three-month sections of our consolidated statements of income, included in our Form 10-Q’s as filed. Table (6) compares the nine months, as accumulated in table (5), with the nine months as included in our Form 10-Q filed for our third quarter ended August 31, 2006. Table (6) also includes the change, expressed in dollars, and as a percentage. We again note that the classification adjustments had no impact on Income from Operations, Pre-tax Income, or Net-income, and as such have been deemed immaterial.

Table 1	As reported in Fiscal 2006 Form 10-Q's - Quarter ended
2005:	November 30,	August 31,	May 31,	February 28,

Net revenues	$16,598,155	$16,372,442	$16,257,112	$12,924,931
Cost of revenues	11,353,598	10,757,543	9,360,005	7,286,476
Gross profit	5,244,557	5,614,899	6,897,107	5,638,455
Selling expenses	1,576,524	1,315,640	1,281,345	817,175
General and administrative expenses	3,763,756	3,805,339	3,961,684	4,263,951
Other operating (income) expense	-	-	(189,550)	(175,805)
Amortization of intangibles	-	-	476,762	275,162
Depreciation expense	-	-	171,300	174,946
Bad debt expense	(573,427)	4,634	80,382	85,225
Income from operations	$477,704	$489,286	$1,115,184	$197,801

Table 2	As reported in Fiscal 2005 Form 10-Q's - Quarter ended
2005:	November 30,	August 31,	May 31,	February 28,

Net revenues	$16,598,155	$16,372,442	$16,610,569	$13,275,816
Cost of revenues	11,353,598	10,757,543	10,526,749	8,414,370
Gross profit	5,244,557	5,614,899	6,083,820	4,861,446
Selling expenses	1,328,611	896,697	974,120	817,175
General and administrative expenses	4,011,669	4,224,282	3,914,134	3,761,245
Other operating (income) expense	-	-	-	-
Amortization of intangibles	-	-	-	-
Depreciation expense	-	-	-	-
Bad debt expense	(573,427)	4,634	80,382	85,225
Income from operations	$477,704	$489,286	$1,115,184	$197,801

Table 3	$$$ Variance between Reported Filings - Quarter ended
2005:	November 30,	August 31,	May 31,	February 28,

Net revenues	$-	$-	$(353,457)	$(350,885)
Cost of revenues	-	-	(1,166,744)	(1,127,894)
Gross profit	-	-	813,287	777,009
Selling expenses	247,913	418,943	307,225	-
General and administrative expenses	(247,913)	(418,943)	47,550	502,706
Other operating (income) expense	-	-	(189,550)	(175,805)
Amortization of intangibles	-	-	476,762	275,162
Depreciation expense	-	-	171,300	174,946
Bad debt expense	-	-	-	-
Income from operations	$-	$-	$-	$-

Table 4	%%% Variance between Reported Filings - Quarter ended
2005:	November 30,	August 31,	May 31,	February 28,

Net revenues	0.00%	0.00%	-2.13%	-2.64%
Cost of revenues	0.00%	0.00%	-11.08%	-13.40%
Gross profit	0.00%	0.00%	13.37%	15.98%
Selling expenses	18.66%	46.72%	31.54%	0.00%
General and administrative expenses	-6.18%	-9.92%	1.21%	13.37%
Other operating (income) expense	0.00%	0.00%	100.00%	100.00%
Amortization of intangibles	0.00%	0.00%	100.00%	100.00%
Depreciation expense	0.00%	0.00%	100.00%	100.00%
Bad debt expense	0.00%	0.00%	0.00%	0.00%
Income from operations	0.00%	0.00%	0.00%	0.00%

Table 5	As reported in Fiscal 2006 (three month reported basis) Form 10-Q's - Quarter ended
	Nine Months
	(per attached>)	Three Months
2006:	August 31,	August 31,	May 31,	February 28,

Net revenues	$55,685,827	$19,698,883	$18,964,132	$17,022,812
Cost of revenues	32,567,177	12,576,905	10,421,632	9,568,640
Gross profit	23,118,650	7,121,978	8,542,500	7,454,172
Selling expenses	4,303,604	1,473,299	1,826,296	1,004,009
General and administrative expenses	14,005,562	3,899,851	5,031,628	5,074,083
Other operating (income) expense	42,630	-	18,517	24,113
Amortization of intangibles	723,792	-	361,817	361,975
Depreciation expense	429,781	-	215,200	214,581
Bad debt expense	174,340	80,028	10,026	84,286
Income from operations	$3,438,941	$1,668,800	$1,079,016	$691,125

Table 6	Comparison of Table (5), nine month column with Fiscal 2006 nine months as reported in Fiscal 2006 third quarter Form 10-Q
	Nine Months	Nine Months	Change	Change
	(per table (5))	per Form 10-Q	Inc(Dec)	Inc(Dec)
2006:	August 31,	August 31,	$$$	%%%

Net revenues	$55,685,827	$55,685,827	$-	0.00%
Cost of revenues	32,567,177	35,407,074	(2,839,897)	-8.72%
Gross profit	23,118,650	20,278,753	2,839,897	12.28%
Selling expenses	4,303,604	4,683,465	(379,861)	-8.83%
General and administrative expenses	14,005,562	11,982,007	2,023,555	14.45%
Other operating (income) expense	42,630	-	42,630	100.00%
Amortization of intangibles	723,792	-	723,792	100.00%
Depreciation expense	429,781	-	429,781	100.00%
Bad debt expense	174,340	174,340	-	0.00%
Income from operations	$3,438,941	$3,438,941	$-	0.00%

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During the fourth quarter of Fiscal 2006, the Company adjusted the volatility rate in its SFAS 123R Stock Based Compensation expense calculation, effectively decreasing after-tax SFAS 123R expense by $119,464, correspondingly increasing fourth quarter net income by the same amount.

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

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

15.  Subsequent Events (Unaudited)

On February 26, 2007, the Company’s Board of Directors declared a dividend of $0.08 per share to shareholders of record as of March 1, 2007, payable on or about March 10, 2007.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
	Balance at	Charged to	Charged to				Balance at
	Beginning	costs and	other		Deductions -		end of
Description	of period	expenses	accounts		Describe		period

Year ended November 30, 2006
Reserve for customer chargebacks	$302,174	$-	$-		$302,174	(6)	$-

Allowance for doubtful accounts	$1,025,660	$-	$766,912	(4)	$712,911	(5)	$1,079,661

Allowance for data qualifications	$258,314	$-	$97,800	(1)	$114,956	(1A )	$241,158	(7)

Year ended November 30, 2005
Reserve for customer chargebacks	$377,534	$-	$208,089	(1)	$283,449	(3)	$302,174

Reserve for fulfillment costs	$48,016	$-	$-		$48,016	(2)	$-

Allowance for doubtful accounts	$691,228	$-	$196,814	(4)	$(137,618)	(5)	$1,025,660

Allowance for data qualifications	$266,644	$-	$1,347,704	(1)	$1,356,034	(1A )	$258,314

Year ended November 30, 2004
Reserve for customer chargebacks	$406,352	$-	$2,252,289	(1)	$2,281,107	(3)	$377,534

Reserve for fulfillment costs	$-	$-	$48,016	(2)	$-		$48,016

Allowance for doubtful accounts	$872,603	$-	$406,698	(4)	$588,073	(5)	$691,228

Allowance for data qualifications	$93,498	$-	$1,249,805	(1)	$1,076,659	(1A )	$266,644

Traffix, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1) Charges against revenues.

(1A) Charges to revenues.

(2) Charges against cost of sales.

(3) Chargebacks refunded to consumers.

(4) Charges to allowance.

(5) Charges against the allowance.

(6) Charges against accounts receivable

(7) Netted against accounts receivable