Form 10-Q
period 2007-02-28
TRAFFIX INC
filed 2007-04-16
CIK 1000297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to_________

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

Yes ☒No o

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

The number of shares outstanding of the Registrant's common stock is 14,938,337 (as of 04/11/07).

TRAFFIX, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
QUARTER ENDED FEBRUARY 28, 2007

ITEMS IN FORM 10-Q

		Page
Part I	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at February 28, 2007 (Unaudited) and November 30, 2006 (Audited)	2

	Consolidated Statements of Income for the three months ended February 28, 2007 and February 28, 2006 (Unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended February 28, 2007 and February 28, 2006 (Unaudited)	4

	Consolidated Statement of Shareholders’ Equity for the three months ended February 28, 2007 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	None

Item 4.	Controls and Procedures	62

Part II	Other Information

Item 1.	Legal Proceedings	63

Item 1A.	Risk Factors	65

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information	72

Item 6.	Exhibits	73

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

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28,	November 30,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,456,221	$8,972,197
Marketable securities	21,502,693	21,433,775
Accounts receivable, trade, net of allowance for doubtful accounts
of $1,182,043 at February 28, 2007 and $1,079,661 at November 30, 2006	8,844,857	8,975,402
Deferred income taxes	532,881	451,909
Prepaid expenses and other current assets	1,154,320	957,674
Total current assets	41,490,972	40,790,957

Property and equipment, net	1,782,308	1,965,183
Goodwill	9,849,020	7,913,007
Other intangibles, net	3,155,939	1,210,257
Deferred income taxes	805,227	846,223

Total assets	$57,083,466	$52,725,627
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$4,937,111	$4,692,374
Accrued expenses	8,580,823	3,831,223
Due to related parties	-	90,000
Income taxes payable	415,850	470,000

Total liabilities	13,933,784	9,083,597
Minority interest	-	313,637

Commitments and contingencies
Shareholders' equity

Preferred stock - $.001 par value; 1,000,000 shares authorized;
none issued and outstanding	-	-
Common stock - $.001 par value; authorized 50,000,000 shares; issued
and outstanding 14,415,837 shares and 14,365,671 shares, respectively	14,415	14,365
Additional paid-in capital	42,162,072	42,286,760
Retained earnings	-	-
Accumulated other comprehensive income	973,195	1,027,268

Total shareholders' equity	43,149,682	43,328,393
Total liabilities and shareholders' equity	$57,083,466	$52,725,627

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	February 28,	February 28,
	2007	2006
Net revenue	$18,034,231	$17,022,812
Cost of revenue	11,895,489	10,953,610
Gross profit	6,138,742	6,069,202

Selling expenses	1,081,969	1,383,870
General and administrative expenses	3,989,612	3,909,921
Bad debt expense	63,421	84,286
Income from operations	1,003,740	691,125

Other income (expense):

Interest income and dividends	280,226	241,992
Realized gains (losses) on marketable securities	19,106	(18,352)
Other non-operating income	8,147	4,117
Minority interest in income of
consolidated subsidiary	(48,000)	(200,095)

Income before provision for
income taxes	1,263,219	718,787

Provision for income taxes	584,996	296,069

Net income	$678,223	$422,718

Basic earnings per share:
Net income	$0.05	$0.03
Weighted average shares outstanding	14,398,363	14,259,543

Diluted earnings per share:
Net income	$0.05	$0.03
Weighted average shares outstanding	14,895,858	14,460,056
Cash dividend declared per common share	$0.08	$0.08

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	February 28,	February 28,
	2007	2006
Cash flows from operating activities:
Net income	$678,223	$422,718
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	513,077	576,556
Stock-based compensation	94,031	172,240
Provision for uncollectible accounts	63,421	84,286
Deferred income taxes	(42,722)	(58,040)
Net (gains) losses on sale of marketable securities	(19,106)	18,352
Minority interest	48,000	200,095
Changes in assets and liabilities of business, net of acquisitions:
Accounts receivable	67,124	463,262
Prepaid expenses and other current assets	(196,646)	358,807
Accounts payable	244,737	(2,609,553)
Income taxes payable	(54,150)	508,380
Due to related parties	(90,000)	24,105
Other, principally accrued expenses	(829,302)	(489,441)
Net cash provided by (used in) operating activities	476,687	(328,233)

Cash flows from investing activities:
Purchases of securities	(29,715,959)	(51,757,965)
Proceeds from sales of securities	29,674,226	53,716,008
Capital expenditures	(59,042)	(91,293)
Net cash (used in) provided by investing activities	(100,775)	1,866,750

Cash flows from financing activities:
Distribution to minority interest holder	(144,000)	(196,000)
Repayment of capital lease obligation	(5,833)	(77,000)
Proceeds from stock options exercised	242,215	158,401
Excess tax benefits from stock-based compensation	15,960	14,311

Net cash provided by (used in) financing activities	108,342	(100,288)

Effect of exchange rate changes on cash and cash equivalents	(230)	12,831
Net increase in cash and cash equivalents	484,024	1,451,060

Cash and cash equivalents, beginning of period	8,972,197	9,335,723

Cash and cash equivalents, end of period	$9,456,221	$10,786,783

See Notes (1), (2), (4), (6) and (11) for a summary of noncash investing and financing activities.

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007
(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amounts	Capital	Earnings	Income(Loss)	Equity

Balance, November 30, 2006	14,365,671	$14,365	$42,286,760	$-	$1,027,268	$43,328,393

Net income for the three months
ended February 28, 2007				678,223		678,223

Unrealized gains on available-for-sale securities					5,333	5,333
Foreign Currency Translation						-
adjustment					(59,406)	(59,406)
Comprehensive Income						624,150
Stock-based compensation expense			94,031			94,031
Dividends declared			(476,844)	(678,223)		(1,155,067)
Stock option exercises	50,166	50	242,165			242,215
Tax benefit from exercise of
stock options			15,960			15,960
-

Balance, February 28, 2007	14,415,837	$14,415	$42,162,072	$-	$973,195	$43,149,682

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

Principally, estimates are used in reserves for uncollectible receivables, recoverability of long-lived assets, and the realizability of deferred tax assets. Additionally, at times, the Company may have the potential for exposure resulting from pending and/or threatened litigation, or litigation not yet known, identified, or commenced. Management has not identified any known, pending, or potential actions that, in its opinion, would be of a material magnitude, and as such, no provision for loss has been recorded therefore.

Management’s estimates and assumptions are continually reviewed against actual results with the effects of any revisions being reflected in the results of operations at that time.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2006. The consolidated balance sheet at November 30, 2006 was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles accepted in the United States of America. The results of operations for the three-month period ended February 28, 2007 are not necessarily indicative of the results to be expected for the subsequent three quarters or the full fiscal year ending November 30, 2007.

Certain prior year amounts in the unaudited consolidated financial statements have been reclassified to conform to the current and prior year’s presentation.

Certain reclassifications were made to the income statement presentation previously included in the Company’s Form 10-Q for February 28, 2006. Such reclassification was related to the reclassifications of cost of revenue items, selling salaries and general and administrative salaries and expenses based on a current and retroactive study of the respective services performed for the February 28, 2006 period, to conform the presentation of such period to that of the full fiscal November 30, 2006 presentation.

	Three
	months ended
	February
	28, 2006	Reclassifications	As revised
Income Statement
Net revenue	$17,022,812	$-	$17,022,812
Cost of revenue	9,568,640	1,384,970	10,953,610
Gross Proft	7,454,172	(1,384,970)	6,069,202
Selling expenses	1,004,009	379,861	1,383,870
General and Administrative expenses	5,074,083	(1,164,162)	3,909,921
Other operating (income) expense	24,113	(24,113)	-
Amortization of intangibles	361,975	(361,975)	-
Depreciation expense	214,581	(214,581)	-
Bad debt expense	84,286	-	84,286
Income from operations	$691,125	$-	$691,125
-

During the three months ended February 28, 2007 and February 28 2006, options for 50,166 shares and 34,165 shares of the Company’s common stock, respectively, were exercised by its employees and directors. Tax benefits of $15,960 and $14,311 in the three months ended February 28, 2007 and February 28, 2006, respectively, resulting from the exercise of these options, were recorded as an increase to additional paid-in capital and a reduction of income taxes currently payable.

Recent Accounting Pronouncements

There have been no material changes to the recent pronouncements as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are included in its Form 10-K for the year ended November 30, 2006. During the three months ended February 28, 2007, there were no significant changes in the Company’s accounting policies.

Transactions with Major Customers and Other Revenue Concentrations

In prior fiscal periods a significant portion of the Company’s revenue was dependent on a limited number of major customers. The Company continues to modify its business methods and practices, including diversification of its revenue drivers, in an effort to diversify its customer base. There can be no assurance that the Company will be successful in such efforts. As a result of the Company’s business planning and diversification, the three-month periods ended February 28, 2007 and February 28, 2006 did not include any single customer which equaled or exceeded 10% of the Company’s consolidated net revenue. The Company’s five largest customers during the three months ended February 28, 2007 accounted for 9.3%, 9.2%, 7.4%, 6.7% and 3.8% of consolidated net revenues during such period.

During the three months ended February 28, 2007, 5.2% of the Company’s revenue was derived from its proprietary Personals service, iMatchUp.com., as compared to 10.8% of revenue during the comparable prior year’s period.

Stock-based Compensation

As a result of the adoption of the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), effective December 1, 2005, the Company’s net income for the three months ended February 28, 2007 and February 28, 2006 includes $94,000 and $172,000, respectively, of compensation expense and $32,000 and $59,000, respectively, of income tax benefits related to the Company’s stock options and restricted stock grants. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses.

Income Taxes

Quarterly income taxes are calculated in accordance with the interim financial reporting requirements as set forth in the Accounting Principal Board’s Opinion 28 as amended by SFAS 109, and Financial Interpretation Number 18. The pronouncements consider interim quarterly periods as an integral part of the annual period, with interim quarterly tax periods reflecting the estimated annual effective tax rate. The Company believes that it has adequately provided for tax-related matters. The Company is subject to examination by taxing authorities in various jurisdictions. Matters raised upon audit may involve substantial amounts. Management considers it unlikely that resolution of any such matters would have a material adverse effect upon the Company’s consolidated financial statements.

	February 28,	February 28,
	2007	2006
Supplemental Cash Flow Disclosures
Cash paid during the three months ended for:
Income taxes paid (refunds received), net	$670,611	($154,112

Non-cash Investing and Financing Activities

Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. For the three months ended February 28, 2007 and February 28, 2006, non-cash activities included the following items:

Investing Activities:

	February 28,	February 28,
Stock Issued in connection with Acquisition (Also see notes 6, 7 and 8)	2007	2006
Hot Rocket Marketing, Inc.	$ -see (1) below	-see (2) below
EZTracks, L.P.	-see (1) below	$-0-

(1) The Company issued 500,000 shares of its common stock on March 8, 2007, having a fair market value of $2,716,667, with such amount included in accrued expenses at February 28, 2007. The issuance of such shares related to the Company’s minority interest acquisition in EZTracks, L.P. Approximately 14,200 shares of Traffix, Inc. stock, valued at $75,000, will be issued in late April 2007, as those shares relate to a contingent earn-out attained by the Company’s Hot Rocket Marketing, Inc. subsidiary, effective January 31, 2007.

(2) The Company was liable to issue $580,690 in fair market value of Traffix, Inc. common stock with such amount included in accrued expenses at February 28, 2006. The shares were issued on May 10, 2006.

Non-cash investing activities for marketable securities relating to unrealized gains and losses were $8,081 and $107,480, for the three months ended February 28, 2007 and 2006, respectively.

3. Earnings Per Share

The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

	Three Months Ended
	February 28,	February 28,
	2007	2006
Denominator:
Denominator for basic earnings per share-
weighted average shares	14,398,363	14,259,543
Effect of dilutive securities:
Stock options	154,523	200,513
Contingently issuable shares	342,972	-
Denominator for diluted earnings per share-
adjusted weighted average shares	14,895,858	14,460,056

Options to purchase 2,085,350 and 2,097,401 shares of common stock for the three months ended February 28, 2007 and February 28, 2006, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

4. Comprehensive Income (Loss)

The Company presents foreign currency translation adjustments and unrealized gains and losses on its marketable securities (net of tax, when applicable) as a component of “comprehensive income (loss)” and are presented below:

	Three Months Ended
	February 28,	February 28,
	2007	2006
Net income	$678,223	$422,718

Other comprehensive income (loss) , net of tax:
Foreign currency translation adjustment	(59,406)	81,768
Unrealized gains from available-for-sale
securities, arising during the period, net of
income taxes of $2,748 for February 28, 2007 and
$34,934 for February 28, 2006	5,333	72,546
Comprehensive income	$624,150	$577,032

5. Advertising and Marketing

The Company’s advertising and marketing costs, incurred in the advertising and marketing of the Company’s and its clients’ products, services and promotional offers, have historically been comprised of (1) costs associated with the transmission of email marketing messages, both from internal sources and external third party vendors, (2) costs associated with the purchase of online consumer data (including registered users to the Company’s websites), (3) costs associated with our search engine marketing and optimization activities, (4) costs associated with the direct purchases of online advertising space, which is resold on a performance return basis, and (5) email and website program promotional and creative development costs. All above referenced costs are charged to operations (1) at the time of the email transmission, (2) upon receipt of the qualified consumer data, (3) at the time the search engine marketing liability is incurred, (4) at the time the online advertising space is purchased, and/or (5) at the time we take receipt of the promotional and creative services, respectively, and all are included as components of the Company’s cost of sale accounts.

Total advertising and marketing costs included in cost of sales for the three months ended February 28, 2007 and February 28, 2006 were approximately $11.9 million and $11.0 million, respectively.

6. Recent Asset Acquisitions

Fiscal 2007 Acquisition

On March 13, 2007, the Company entered into a Memorandum of Agreement (the “Madacy/EZ Agreement”) with Madacy Entertainment LP (“Madacy”) and EZ-Tracks, LP (“EZ LP”), to amend the terms of a Marketing and Services Agreement dated January 22, 2005, as amended (the “M&S Agreement”), by and among Madacy, EZ LP and the Company.

The M&S Agreement had provided, among other things, that EZ LP would market and promote EZTracks.com, the Company’s web destination consisting of downloadable songs licensed from Madacy (the “License”). A subsidiary of the Company, which owned 50.7% of EZ LP, was responsible for managing the operations of the business, including generating traffic to the website, as well as selling advertising on the site. CIK Holdings Inc. (“CIK”), an entity associated with Madacy, owned 49.3% of EZ LP and licensed to EZ LP its inventory of downloadable music, including downloadable music licensed from other parties.

Pursuant to the terms of the Madacy/EZ Agreement, the M&S Agreement was amended to, among other things, (i) provide for a single fixed 10-year term commencing on January 1, 2007 and terminating on December 31, 2016; (ii) give the Company the option to extend such term for up to five (5) additional one-year terms; (iii) continue the sublicense from Madacy of the San Juan Songs (as defined in the M&S Agreement); and (iv) continue and establish a term to the License for ringtones, ringbacks and other telephone uses.

Concurrent with the execution of the Madacy/EZ Agreement, the Company entered into a Memorandum of Agreement dated March 13, 2007 with CIK, pursuant to which the Company acquired CIK’s 49.3% ownership of EZ LP (the “CIK Agreement”) (so that the Company now owns all of the limited partnership interests of EZ LP).

The purchase price consisted of 500,000 shares of the Company’s common stock (valued at approximately $2,717,000, using an average share price of $5.43 in accordance with the valuation standards set forth under Statement of Financial Accounting Standards 141 (Business Combinations), Paragraph 22) and $1,290,000 in cash, reduced by approximately $170,000 of a prior minority interest balance. In addition, the Company agreed to pay CIK additional consideration of between $1.25 million and $2.75 million in the event of a Traffix Sales Event or an EZ-Tracks Sale, each as defined in the CIK Agreement. The purchase price has been tentatively allocated as follows (subject to a purchase price allocation currently being prepared by an independent third party): $2,254,000 to amortizable intangibles, with a weighted-average-useful life of 7.5 years and the balance of approximately $1,583,000 allocated to unamortizable goodwill.

The CIK Agreement further provided for CIK’s warranty and guaranty that there would be no termination of the License and M&S Agreement prior to July 1, 2012, and, if, for any reason (other than the Company’s default), there is such a termination, then CIK would pay the Company a sum certain, which amount would equal $2.6 million should the termination occur in 2007 and which amount would decrease during each subsequent six month period. Should the termination occur during the final period (i.e. the six months ending June 30, 2012), the amount payable by CIK would have been reduced to $0.3 million.

Fiscal 2005 Acquisition with current quarter earn-out achieved

In January of Fiscal 2005, the Company, through its wholly owned subsidiary, Hot Rocket Acquisition Corp., acquired all of the intangible assets of Hot Rocket Marketing Inc. and Clockwork Advertising Inc. (collectively “Hot Rocket”), corporations in the business of buying and selling performance based online advertising space for third parties, as well as providing such services to the sales activities of our consolidated entity.

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

Additionally, in accordance with the terms of the acquisition agreement, for the period August 1, 2006 to January 31, 2007, the Company was liable for a combined additional purchase price payment of $375,000, which has been accrued at February 28, 2007 and will be settled by a cash payment of $300,000 and the issuance of approximately 14,200 shares, having an approximate fair market value of $75,000, to be made on or about April 25, 2007.

The terms of the acquisition agreement also provided for additional contingent payments of purchase price for the periods February 1, 2006 through July 31, 2006, and February 1, 2006 to January 31, 2007, upon the attainment of certain EBITDA thresholds as specified in the agreement. Hot Rocket did not reach either of the EBITDA thresholds for those periods.

Future contingent payments made, if any, will be treated as additional purchase price and included as an addition to goodwill.

7. Accrued Expenses

Accrued expenses are comprised of the following at:

	February 28,	November 30,
	2007	2006
	(Unaudited)
Accrued payroll and bonuses	$1,299,203	$1,553,107
Advances from customers	536,419	634,353
Accrued fee share liabilities	181,337	309,494
Capital lease obligations	-	6,844
Accrued marketing media costs	320,071	690,729
Accrued search engine marketing costs	109,657	119,153
Accrued professional fees	307,151	289,244
Dividends payable	1,155,067	-
Accrued earnouts - Hot Rocket Marketing	375,000	-
Accrued acquistion purchase price - Minority Interest	4,006,667	-
Minority interest income payable - December 2006	48,000	-
Accrued property taxes	39,989	30,380
Accrued straight-line rent concession	80,369	82,705
Other accrued liabilities	121,893	115,214

Total accrued liabilities	$8,580,823	$3,831,223

8. Goodwill and Identifiable Intangibles Assets

The gross carrying value of goodwill and the gross carrying value and accumulated amortization of other intangibles are as follows:

	As of February 28, 2007		As of November 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Unamortized intangible assets:
Goodwill	$9,849,020		$7,913,007

Amortizable Intangible Assets:
GroupLotto identifiable intangibles:
GroupLotto Site Brand Recognition	$722,922	$722,922	$722,922	$722,922
GroupLotto Database	433,754	433,754	433,754	433,754
Intellectual Property Assets	289,169	289,169	289,169	289,169
Marketing Right License Fee	246,915	147,152	246,915	131,756

Infiknowledge identifiable intangibles:
Internet Game Suite	262,568	261,304	269,169	266,523
Intellectual Property Assets	196,924	195,976	201,876	199,891
Market Position Acquired	218,805	217,752	224,307	222,102

Thanksmuch identifiable intangibles:
Profiled customer data	50,000	50,000	50,000	50,000
Restrictive Covenants	10,000	10,000	10,000	10,000

SendTraffic identifiable intangibles:
Restrictive Covenants	523,109	472,859	523,109	422,609
Software	963,951	790,811	963,951	716,672

Hot Rocket identifiable intangibles
Restrictive Covenants	569,394	240,727	569,394	212,257
Software	1,012,257	713,266	1,012,257	628,911

EZ Tracks identifiable intangibles
Music Licensing and trade name	2,254,219	52,356	-	-

Total amortizable intangible assets	$7,753,987	$4,598,048	$5,516,823	$4,306,566

The Infiknowledge identifiable intangibles and unamortizable goodwill carrying value changes as a result of the effects of foreign currency exchange translation.

The amortizable intangibles listed above are deemed to have finite lives ranging between five and eight years and are generally amortized on a straight-line basis, with the weighted average life being 5.1 years.

The acquisition identifiable intangibles related amortization expense has been recorded from the dates of the respective acquisitions.

The future Online Advertising and Media Services activities intangible amortization expense for the next five fiscal years is estimated to be as follows:

	2007	2008	2009	2010	2011
GroupLotto Identifiable
Intangible amortization:
Licenses	$43,958	$45,805	$10,000	$-	$-

Total Group's amortization	43,958	45,805	10,000	-	-

Infiknowledge Identifiable
Intangible amortization:
Internet Game Suite	368	496	400	-	-
Intellectual Property Assets	276	372	300	-	-
Market Position Acquired	307	414	332	-	-
Total Group's amortization	951	1,282	1,032	-	-

SendTraffic Identifiable
Intangible amortization:
Restrictive Covenants	50,250	-	-	-	-
Software	160,759	12,381	-	-	-

Total Group's amortization	211,009	12,381	-	-	-

Hot Rocket Identifiable
Intangible amortization:
Restrictive Covenants	85,409	113,879	113,879	15,500	-
Software	253,064	45,927	-	-	-

Total Group's amortization	338,473	159,806	113,879	15,500	-

EZ Tracks Identifiable
Intangible amortization:
Music Lic.and trade name	223,160	300,562	300,562	300,562	300,562
Total Group's amortization	223,160	300,562	300,562	300,562	300,562

Summary of Identifiable
Intangibles:
GroupLotto:	43,958	45,805	10,000	-	-
Infiknowledge:	951	1,282	1,032	-	-
SendTraffic:	211,009	12,381	-	-	-
Hot Rocket:	338,473	159,806	113,879	15,500	-
EZ Tracks:	223,160	300,562	300,562	300,562	300,562

Totals	$817,551	$519,836	$425,473	$316,062	$300,562

9. Income Taxes

The Company’s income tax provision for the three months ended February 28, 2007 was approximately $585,000, which represents expense related to current year operations.

The effective annualized income tax rate for the three months ended February 28, 2007 was 46.3%.  This Fiscal 2007 estimated effective rate correlates with the Company’s annual effective income tax rate of 46.2% as recognized in the fiscal year ended November 30, 2006.

10. Litigation

         The Company is subject to legal proceedings, lawsuits and other claims, including those set forth below, brought by: (1) consumers of its products and services; (2) its clients; (3) consumers of its clients' products and services; and (4) others bringing claims that arise in the normal course of its business. Legal proceedings are subject to numerous uncertainties rendering the prediction of their outcome difficult. As a result of such uncertainty, the Company is unable to estimate the ultimate outcome of any of the subsequently mentioned claims, and, accordingly, no provision for loss has been recorded. The Company believes that individually, and in the aggregate, the ultimate settlement of the subsequently mentioned claims should not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

DADA USA INC. f/k/a DADAMobile Inc. v. Q121 Inc. d/b/a MSFOCUS and Banca Intesa SpA

In September 2006, DADA USA Inc. (“Dada”) filed this action in Supreme Court of the State of New York, New York County (Index No. 603365/06).

The action relates to a marketing agreement between Dada and Q121 Inc., the Company’s subsidiary. Dada alleges, inter alia, that Q121 Inc. breached the agreement by using unapproved advertisements or failing to prevent sub-publishers from using approved ads in an unapproved manner or misappropriating confidential information or diverting customers; and that it engaged in unfair competition. The complaint seeks damages in an amount which the plaintiff alleges it believes to be in excess of ten million dollars.

Dada sought to enjoin Q121 Inc. from drawing down on a letter of credit which had secured Dada's performance under the agreement. The court denied Dada's application for a temporary restraining order, the issuing bank paid the full amount of the letter of credit, and Dada withdrew the request for a preliminary injunction. Limited discovery had taken place and the matter was referred to mediation. A mediation session occurred in March 2007, as a result of which a tentative settlement agreement was reached, the terms of which do not involve any payment by the Company.  The remaining details are currently being negotiated by the parties. In the interim, all proceedings have been stayed.

The Company believes that there is no merit to Dada's claims and, if the tentative settlement agreement is unable to be finalized, intends vigorously to defend the action.

Hatton v. Prize America/Prize Distributors

In or about October 2005 Brandon Hatton filed a pro se action in the U.S. District Court, Middle District of Tennessee (No. 05 CV 00073) and was also granted permission to proceed in forma pauperis. The complaint, as amended, alleges that some time between June 2002 and July 2004 the plaintiff won a prize, that defendant failed to pay/deliver, and claims damages of $391 million.

In December, 2006 the Company learned that plaintiff had attempted to serve process; Company counsel has made a special appearance and has moved to dismiss the action on jurisdictional grounds. That application is pending.

The Company believes that there is no merit to this claim and, in the event its application is denied, intends vigorously to defend the action.

Nicherie v. Pellicano et al, CV 06-6434 United States District Court; Central District of California

The Company was served with a Second Amended Complaint in this action, which alleges twenty causes of action variously directed against forty-seven individuals and entities as well as against Does 1 - 200. The plaintiff alleged that he is an inmate at the Metropolitan Detention Center in Los Angeles, that he was President and CEO of Federal Transtel, Inc. and that through a trust he owned or controlled an interest in that company. The third cause of action was directed at a number of defendants, including the Company, and purported to state a RICO claim; plaintiff also purported to bring the twentieth cause of action on behalf of the United States of America against a number of individuals and entities including the Company pursuant to the False Claim Act, 31 USC 3730(b), alleging, among other things, what he described as “’small increment billing’ frauds … which targeted the United States government and its employees who had authority to use government credit cards . . ..” and sought unspecified damages and attorneys fees. In some of the other causes of action, the plaintiff purported to bring the claim against “all defendants” but failed to allege any act by the Company.

By order of the court dated March 27, 2007 the claims against the Company were dismissed in this matter. The Company has not received any notice that the plaintiff has appealed that order.

11. Subsequent Events

On April 13, 2007, the Company’s Board of Directors declared a dividend of $0.08 per share on the outstanding shares of the Company’s common stock for the quarter ended February 28, 2007. Such dividend is payable on or about May 10, 2007 to holders of record of such shares at the close of business on May 1, 2007. The Company can give no assurance that its Board will declare any dividends in future fiscal periods. Any further declarations will depend upon the Company’s performance, the level of its then current and retained earnings, if any, available capital and projected capital requirements necessary for operations, and other pertinent factors. You should not rely on any prior approvals of the Company’s Board as an indicator of its intent to approve the declaration of any dividends in the future.

See Note 6, above, for the discussion of the EZTracks LP transaction, which closed on March 13, 2007, with an effective date of January 1, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements and information relating to the Company that are based on the current beliefs and expectations of Management, as well as assumptions made by and information currently available to us. When used in this Management's Discussion and Analysis, and elsewhere in this Form 10-Q, the words “anticipate", “believe", “estimate", and “expect" similar expressions, as they relate to our Company are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management, with respect to future events and are subject to certain risks, uncertainties and assumptions, which could cause the actual results to differ materially from those reflected in the forward-looking statements.

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

On March 13, 2007, we entered into a Memorandum of Agreement (the “Madacy/EZ Agreement”) with Madacy Entertainment LP (“Madacy”) and EZ-Tracks, LP (“EZ LP”), to amend the terms of a Marketing and Services Agreement dated January 22, 2005, as amended (the “M&S Agreement”), by and among Madacy, EZ LP and us.

The M&S Agreement had provided, among other things, that EZ LP would market and promote EZTracks.com, our web destination consisting of downloadable songs licensed from Madacy (the “License”). A subsidiary of our Company, which owned 50.7% of EZ LP, was responsible for managing the operations of the business, including generating traffic to the website, as well as selling advertising on the site. CIK Holdings Inc. (“CIK”), an entity associated with Madacy, owned 49.3% of EZ LP and licensed to EZ LP its inventory of downloadable music, including downloadable music licensed from other parties.

Pursuant to the terms of the Madacy/EZ Agreement, the M&S Agreement was amended to, among other things, (i) provide for a single fixed 10-year term commencing on January 1, 2007 and terminating on December 31, 2016; (ii) give us the option to extend such term for up to five (5) additional one-year terms; (iii) continue the sublicense from Madacy of the San Juan Songs (as defined in the M&S Agreement); and (iv) continue and establish a term to the License for ringtones, ringbacks and other telephone uses.

Concurrent with the execution of the Madacy/EZ Agreement, we entered into a Memorandum of Agreement dated March 13, 2007 with CIK, pursuant to which we acquired CIK’s 49.3% ownership of EZ LP (the “CIK Agreement”) (so that we now own all of the limited partnership interests of EZ LP).

The purchase price consisted of 500,000 shares of our common stock (valued at approximately $2,717,000, using an average share price of $5.43 in accordance with the valuation standards set forth under Statement of Financial Accounting Standards 141 (Business Combinations), Paragraph 22) and $1,290,000 in cash, reduced by approximately $170,000 of a prior minority interest balance. In addition, we agreed to pay CIK additional consideration of between $1.25 million and $2.75 million in the event of a Traffix Sales Event or an EZ-Tracks Sale, each as defined in the CIK Agreement. The purchase price has been tentatively allocated as follows (subject to a purchase price allocation currently being prepared by an independent third party): $2,254,000 to amortizable intangibles, with a weighted-average-useful life of 7.5 years and the balance of approximately $1,583,000 allocated to unamortizable goodwill.

The CIK Agreement further provided for CIK’s warranty and guaranty that there would be no termination of the License and M&S Agreement prior to July 1, 2012, and, if, for any reason (other than our default), there is such a termination, then CIK would pay us a sum certain, which amount would equal $2.6 million should the termination occur in 2007 and which amount would decrease during each subsequent six month period. Should the termination occur during the final period (i.e. the six months ending June 30, 2012), the amount payable by CIK would have been reduced to $0.3 million.

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

Additionally, in accordance with the terms of the acquisition agreement, for the period August 1, 2006 to January 31, 2007, we were liable for a combined additional purchase price payment of $375,000, which has been accrued at February 28, 2007 and will be settled by a cash payment of $300,000 and the issuance of approximately 14,200 shares, having an approximate fair market value of $75,000, to be made on or about April 25, 2007.

The terms of the acquisition agreement also provided for additional contingent payments of purchase price for the periods February 1, 2006 through July 31, 2006, and February 1, 2006 to January 31, 2007, upon the attainment of certain EBITDA thresholds as specified in the agreement. Hot Rocket did not reach either of the EBITDA thresholds for those periods.

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

The websites feature content ranging from music for downloads to sweepstakes. In Fiscal 2004, we launched EZ-Tracks.com (a Canadian domiciled majority owned subsidiary), our music destination site that features over 30,000 songs available for free and legal downloading, as well as other content such as musical greeting cards and a downloadable version of the Bible in audio format. During the quarter ended February 28, 2007, we acquired the 49.3% minority interest in EZ-Tracks.com (see “- Overview”). We have a games website that offers a variety of free parlor-style games, such as backgammon and checkers. In Fiscal 2004, we also launched reciperewards.com, a website that features thousands of cooking recipes.

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

Personals

Our Personals business is designed as a monthly recurring billing program, with various memberships to our Personals program, iMatchUp.com. Revenue from our Personals business is generated by directly billing consumers. In the latter part of Fiscal 2006, we began managing the declining Personals customer base, and had, and continue to have, a reduction in marketing efforts directed at obtaining new enrollments within the Personals program. Competition for enrollees has driven the marketing costs in excess of our tolerable thresholds.

Internet Game Development

Our Canadian subsidiary, Infiknowledge, ULC, performs work-for-hire services in the production of Internet games for third party vendors, and participates in royalties related to the development, launch and successful commercialization of such Internet games.

Our expansion in, and dependence on, our online direct marketing efforts, coupled with the potential for state and/or federal legislation limiting our ability to contact consumers online should all be considered when referring to our current fiscal period’s results, as well as prior periods’ historical results, in evaluating the potential for our future operations, cash flows, and financial position.

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

We had Internet Game Development revenue from our Canadian-based subsidiary of approximately $287,000 and $212,000 during the three-month periods ended February 28, 2007 and 2006, respectively. The primary role of the Canadian subsidiary is to support back office data operations and does not directly contribute significant amounts to consolidated net income. The majority of the Canadian subsidiary’s outlays are related to the generation of our revenues. Correspondingly, we classify them within the categories of cost of sales and selling, general and administrative expenses, where appropriate.

Segment information is set forth in Note 1 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section hereof.

RESULTS OF OPERATIONS

The following is a discussion of our results of operations for the three months ended February 28, 2007 and February 28, 2006. It should be read in conjunction with our Annual Report on Form 10-K as filed for the year ended November 30, 2006, the notes thereto and other financial information included elsewhere in this report.

THREE MONTHS ENDED FEBRUARY 28, 2007 AND FEBRUARY 28, 2006

Our net revenues, and the disclosure of our revenue components, for each of the three months ended February 28, 2007 and February 28, 2006, are set forth below:

Net Revenue Components

Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	February 28,	February 28,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%

Online Advertising	$10,755,586	$10,978,856	$(223,270)	-2%
Search Engine Marketing	6,051,449	3,995,353	2,056,096	51%
Personals	939,911	1,836,714	(896,803)	-49%
Internet game development	287,285	211,889	75,396	36%
Consolidated totals	$18,034,231	$17,022,812	$1,011,419	6%

Net Revenue increased approximately $1.0 million, or 6%, to $18.0 million for the three months ended February 28, 2007, from $17 million in the prior year’s comparable period. The Online Advertising and Media Service's core business grew organically, primarily driven by increased revenues from Search Engine Marketing Optimization services ($2.1 million, or 51%), offset by a combined decline in our Online Advertising and our Personals business of approximately $0.2 million, or 2.0%, and $0.9 million, or 49%, respectively. Internet Game Development revenues approximated $0.3 million, for an approximate $0.1 million increase, or 36%. Search Engine Marketing services revenue increased as a result of our increased focus on the identification of new third party clients and our enhancement of existing Search client relationships. Our Online Advertising revenue principally consists of three revenue sub-sets: (a) our Website advertising sub-set revenue increased to $6.6 million from $5.0 million, for an increase of approximately $1.6 million, or 31%, and is primarily the result of our increased emphasis on generating revenue via our Websites for our wireless related clients; (b) our Email Marketing sub-set revenue declined to $1.1 million from $1.9 million, for a decrease of approximately $0.8 million, or 43%, and resulted from internet service providers’ consumer contact restrictions negatively impacting our ability to deliver email and reach our permission based consumers; (c) a decrease in revenues generated from our resale, on a variable performance basis, of Internet Media Advertising space acquired on a fixed cost basis by our Hot Rocket Marketing subsidiary, with a decline to $2.4 million in revenue, from $3.4 million, representing an approximate $1 million decrease, or 29%.

 Our Personals business revenue declined as a result of decreased consumer enrollments based on the unprofitable values currently being paid for such new personals enrollees.

Our cost of sales during the three months ended February 28, 2007 and February 28, 2006 were comprised of direct and indirect marketing costs associated with the acquisition and retention of consumers for our Online Advertising and Media Service activities’ marketing programs, and includes direct response email marketing costs (including related salaries, depreciation and amortization costs), website registrations costs, the cost of customer profiles, other customer acquisition costs, search engine marketing costs, and the related contingent-based sweepstakes indemnification expense.

The cost of revenues, and the disclosure of the components, for each of the three-month periods ended February 28, 2007 and February 28, 2006, are set forth below:

Cost of Revenue Components

Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	February 28,	February 28,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%

Online Advertising	$7,020,513	$6,231,863	$788,650	13%
Search Engine Marketing	4,717,852	3,440,691	1,277,161	37%
Personals	67,585	1,214,406	(1,146,821)	-94%
Internet game development	89,539	66,650	22,889	34%
Consolidated totals
	$11,895,489	$10,953,610	$941,879	9%

Cost of revenues on a consolidated basis increased $0.9 million, or 9%, to $11.9 million for the three months ended February 28, 2007, from $11 million in the comparable prior year period.

The significant factors contributing to the increase in consolidated costs of sales were related to an increase of $1.3 million, or 37%, in the costs incurred in conducting our increased volume of Search Engine Marketing activities and an increased relative cost of procuring marketing media in the conduct of our Online Advertising activities. The increases in cost of revenue referenced above were offset by a decline in the cost of revenues attributable to our Personals business, as that decrease of $1.1 million, or 94%, relates to the suspension in outlays for new Personals enrollees based on the prohibitive market established cost of such enrollees.

Our gross profit in terms of dollars, on a component basis, and our gross profit percentage, on a component basis, for each of the three-month periods ended February 28, 2007 and February 28, 2006, are set forth below:

Gross Profit Components

Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	February 28,	February 28,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%

Online Advertising	$3,735,073	$4,746,993	$(1,011,920)	-21%
Search Engine Marketing	1,333,597	554,662	778,935	140%
Personals	872,326	622,308	250,018	40%
Internet game development	197,746	145,239	52,507	36%
Consolidated totals
	$6,138,742	$6,069,202	$69,540	1%

Gross Profit Components

Online Advertising and Media Service Activities

			Absolute	Relative
	Three Months Ended		Change	Change
	February 28,	February 28,	Inc(Dec)	Inc(Dec)
	2007	2006%%%		%%%

Online Advertising	34.7%	43.2%	-8.5%	-19.7%
Search Engine Marketing	22.0%	13.9%	8.2%	58.7%
Personals	92.8%	33.9%	58.9%	173.9%
Internet game development	68.8%	68.5%	0.3%	0.4%
Consolidated totals
	34.0%	35.7%	-1.6%	-4.5%

Consolidated Gross Profit ("gross margin") as a percentage of net revenue was 34.0% during the three months ended February 28, 2007, compared to 35.7% in the prior year’s comparable period, representing an absolute percentage point decrease of 1.6%, or a 4.5% decline on a relative basis when compared to the prior year’s comparable period.

The 4.5% relative decline in the gross profit percentage is primarily attributable to a decrease in the gross profit margin of the Online Advertising component, which due to its higher relative revenue contribution yields a higher proportionate impact on the total relative decline, offset by increases in the gross profit margins of our Personals business and our Search Engine Marketing business.

Our Selling Expenses for each of the three-month periods ended February 28, 2007 and February 28, 2006 are set forth below:

Selling Expense Components

Online Advertising and Media Service Activities
	Three Months Ended		Change	Change
	February 28,	February 28,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%

Fee share commissions	$271,382	$698,827	$(427,445)	-61%
Selling salaries and related costs	747,769	630,249	117,520	19%
Travel, entertainment, shows, other	62,818	54,794	8,024	15%
Consolidated totals
	$1,081,969	$1,383,870	$(301,901)	-22%

Selling expenses, on a consolidated basis, decreased approximately $0.3 million, or 22%, to $1.1 million during the three months ended February 28, 2007 from $1.4 million during the three months ended February 28, 2006. The decrease resulted from an approximate $0.4 million decrease in fee share commissions correlating to our decreased email marketing revenue (as referenced above in the MD&A revenue discussion) and the correlative decrease in payments to third-party database owners in the generation of such decreased revenues. We are the primary obligor to the third party list owner and bear the responsibility of payment to the list owner regardless of whether or not our client pays. This decrease was offset by an increase of approximately $0.1 million, or 19%, in selling salaries and related costs attributable to increases in our sales force and increased selling commissions attributable to our increased comparable period revenues.

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

Our General and Administrative Expenses for the three months ended February 28, 2007 and February 28, 2006 are set forth below:

General and Administrative Expense Components

Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	February 28,	February 28,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%

Compensation and related costs	$2,396,756	$2,458,503	$(61,747)	-3%
Professional fees	457,234	325,400	131,834	41%
Insurance costs	227,415	241,905	(14,490)	-6%
Occupancy and equipment costs	130,841	98,560	32,281	33%
Depreciation and amortization	367,773	390,526	(22,753)	-6%
All other miscellanous G&A expenses	409,593	395,027	14,566	4%
Consolidated totals	$3,989,612	$3,909,921	$79,691	2%

General and Administrative expenses ("G&A") on a consolidated basis increased approximately $0.1 million, or 2%, when comparing G&A of $4.0 million for the three months ended February 28, 2007 to G&A of $3.9 million incurred during the three months ended February 28, 2006. The net increase was attributable to combined increases in professional fees, occupancy costs and miscellaneous G&A of approximately $0.2 million or 22%, offset by combined declines in compensation and related costs, insurance costs, and depreciation and amortization of approximately $0.1 million, or 3%. The decline in compensation costs were attributable to a decrease in stock-based compensation costs of approximately $0.1 million resulting from a decline in option grants in the three months ended February 28, 2007 when compared to the three months ended February 28, 2006; insurance costs declined as a result of favorable terms procured on our directors and officers renewal; and depreciation and amortization costs had a net decline based on certain assets reaching their useful life, offset by additional amortization and depreciation on current period acquisitions.

Feder, Kaszovitz, Isaacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, was a member of our Board of Directors from inception to August 25, 2006, at which time he chose not to stand for re-election. FKIWSBR fees are billed on an arms length transaction basis. We incurred approximately $135,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended February 28, 2006.

Bad Debt Expense and (Recapture) Components

Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	February 28,	February 28,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%

Online Advertising	$(57,139)	$47,818	$(104,957)	-219%
Search Engine Marketing	120,560	36,468	84,092	100%
Personals	-	-	-	0%
Internet game development	-	-	-	0%
Consolidated totals	$63,421	$84,286	$(20,865)	-25%

Bad Debt expense decreased on a net basis by approximately $21,000, or 25%, when comparing the three months ended February 28, 2007 with the three months ended February 28, 2006. The decrease is attributable to certain customer bad debt recaptures and adjustments to other smaller accounts in our Online Advertising activities, resulting in a net-recapture of approximately $57,000, offset by increases in our reserves for clients in our Search Engine Marketing activities as a result of specific clients and in general based on our increased revenues earned in such activity. Our allowance for bad debt results from our assessment of the risk of collection embedded in our customer base as described below.

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

OTHER NON-OPERATING INCOME (EXPENSE)

The components of our "Other non-operating income (expense)" are set forth below:

OTHER NON-OPERATING INCOME (EXPENSE)

	Three Months Ended		Change	Change
Other non-operating	February 28,	February 28,	Inc(Dec)	Inc(Dec)
income (expense):	2007	2006	$$$	%%%

Interest income and dividends	$280,226	$241,992	$38,234	16%
Realized gains (losses) on sale of
marketable securities	19,106	(18,352)	37,458	-204%

Other non-operating income:
Other miscellaneous
income	27,776	8,943	18,833	100%
Foreign Currency Exchange Rate
Fees and interest expense	(19,629)	(4,826)	(14,803)	307%
Minority interest (income)	(48,000)	(200,095)	152,095	-76%

Total other non-operating
income:	$259,479	$27,662	$231,817	838%

Consolidated Other Non-operating Income (Expense) increased approximately $0.2 million, from approximately $28,000 for the three months ended February 28, 2006, to approximately $259,000 for the three months ended February 28, 2007.

The factors contributing to the increase are set forth in the order as shown in the above table:

(a)
Interest income increased approximately $38,000, or 16%, as the result of more favorable rates available during Fiscal 2007 as compared to Fiscal 2006 on principally the same cash and marketable security balances.

(b)	Realized gains on the sale of marketable securities increased by $37,000 when comparing the current fiscal period gains of $19,000, with the prior period’s comparable losses of $18,000.

(c)	Other miscellaneous income increased approximately $18,800 and primarily was the result of collections from various test marketing projects performed for the Company’s clients.

(d)
Minority Interest resulting from our EZ-Tracks partnership with Madacy Entertainment decreased from approximately $200,000 in the first quarter of Fiscal 2006 to $48,000 in the first quarter of Fiscal 2007 as a result of the acquisition of the related minority interest by us during the first quarter of Fiscal 2007 (see “- Overview”).

MINORITY INTEREST

During Fiscal 2005, we entered into an agreement with Madacy Entertainment, through a newly created partnership, EZTracks LP, to market and promote EZTracks.com, our new web destination consisting of approximately 30,000 downloadable songs covering a wide array of musical genres. We, through a wholly-owned subsidiary, owned 50.7% of the partnership and were responsible for managing the operations of the business, including generating traffic to the website, as well as selling advertising on the site. Madacy Entertainment, through its wholly-owned subsidiary, owned 49.3% until January 1, 2007, at which time we acquired the 49.3% interest in the partnership. Prior to the acquisition of the interest, Madacy provided its inventory of music and an extensive library of music licensed from other parties. Madacy had limited involvement with certain aspects of operations. The results of operations for the three months ended February 28, 2007, and for the three months ended February 28, 2006, include the fully consolidated results of EZTracks LP with minority interest established to reflect Madacy’s ownership share of the partnership’s operating results, as applicable, for such periods.

The following table summarizes the results of EZTracks for the periods indicated below:

	Three Months Ended		Change	Change
	February 28,	February 28,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%
Net Revenues	$2,143,882	$3,443,584	$(1,299,702)	-38%
Cost of Sales	1,313,008	2,984,965	(1,671,957)	-56%
Gross Profit	830,874	458,619	372,255	81%
General and
Administrative Expenses	75,529	52,745	22,784	43%
Net Income	$755,345(1)	$405,874(1)	$349,471	86%
Minority interest	$48,000(3)	$200,096(2)	$(152,096)	-76%

(1)	All items included in the Company's Online Advertising and Media Services sole segment.

(2)	Represents Madacy Entertainment's 49.3% minority interest.

(3)
Represents Madacy Entertainment's 49.3% minority interest for the period December 1, 2006 to December 31, 2006 (as effective January 1, 2007 the Company acquired Madacy Entertainment's 49.3% interest).

PROVISION FOR INCOME TAXES

Quarterly income taxes are calculated in accordance with the interim financial reporting requirements as set forth in the Accounting Principal Board’s Opinion 28 as amended by SFAS 109, and Financial Interpretation Number 18. The pronouncements consider interim quarterly periods as an integral part of the annual period, with interim quarterly tax periods reflecting the estimated annual effective tax rate. We believe that we have adequately provided for tax-related matters. We are subject to examination by taxing authorities in various jurisdictions. Matters raised upon audit may involve substantial amounts of tax. Management considers it unlikely that future audits of any open audit year (if at all) would have a material adverse effect upon our consolidated financial statements.

Our income tax provision for the three months ended February 28, 2007 was approximately $585,000, which is tax expense related to current period operations.

The current year’s estimated effective rate relationship of 46.3% differs immaterially from our annual effective rate of 46.2% recognized during the year ended November 30, 2006. The slight increase in the effective tax rate is primarily attributable to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2007, we had aggregate working capital of $27.6 million, compared to aggregate working capital of $31.7 million as of November 30, 2006. We had available cash, cash equivalents, equities and readily available marketable debt securities of $31.0 million as of February 28, 2007, compared to available cash, cash equivalents, equities and readily available marketable debt securities of $30.4 million as of November 30, 2006. The equity component of our marketable securities was $1.9 million at February 28, 2007 and November 30, 2006, respectively.

Cash provided by operating activities was approximately $0.477 million for the three months ended February 28, 2007, compared to approximately $0.328 million used in operating activities during the three months ended February 28, 2006, representing a net increase in cash provided by operations of approximately $0.805 million. Changes in assets and liabilities of the business, net of acquisitions, used approximately $0.8 million less in cash when comparing the three months ended February 28, 2007 with the three months ended February 28, 2006, contributing the significant portion of the net-increase to the increased cash provided by operations.

Cash used in investing activities was approximately $0.1 million during the three months ended February 28, 2007, compared to $1.9 million of cash provided by investing activities during the prior year’s comparable quarter. The primary use of cash in investing activities in the three months ended February 28, 2007 related to net proceeds used for the acquisition of marketable securities approximately equaling proceeds generated from the sale of marketable securities, as compared to net proceeds from the sale of marketable securities exceeding proceeds used for the acquisition of marketable securities of approximately $1.9 million for the three months ended February 28, 2006. Additionally, capital expenditures used $59,000 of investing cash flows during the three months ended February 28, 2007, compared to $91,000 of investing cash flows used for capital expenditures during the three months ended February 28, 2006.

Cash provided by financing activities was approximately $0.108 million for the three months ended February 28, 2007, compared to $0.1 million used in financing activities for the three months ended February 28, 2006. Fiscal 2007 financing cash flows were: (a) $52,000 less than the prior comparable fiscal period with respect to distributions to a minority interest holder (whose interest was acquired effective January 1, 2007); (b) $71,000 less than the prior comparable period with respect to payments required under capital lease obligations; with both (a) and (b) further supplemented by approximately $83,000 in increased financing cash flows provided by option exercises during the three months ended February 28, 2007.

Our days-sales-outstanding ("DSO") in accounts receivable at February 28, 2007 was 44 days, compared to 45 days at November 30, 2006, 56 days at August 31, 2006, and 46 days at May 31, 2006. The one day, or 2.2% decrease in the current quarter’s DSO compared to the fourth quarter of the prior fiscal year relates to our continued efforts in monitoring our clients and improving our rates of collection across all of our client relationships. Our DSO may rise above 44 days (as recognized during the three months ended August 31, 2006) in future fiscal periods as a result of changes in the components of our client mix or other potential factors not currently identifiable.

The majority of our customers are extended 30-day credit terms. In limited instances, customer credit is extended in ranges exceeding 30 days, and in very limited circumstances can exceed 180 days. We continually monitor customer adherence to credit terms and constantly strive to improve the effectiveness of our collection efforts with the goal of attaining, and then maintaining a DSO in the low 40-day range. Future fiscal periods might not reflect this DSO goal of a 40-day DSO, and might exceed the 44-day DSO recognized in the three-month period ended February 28, 2007.

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

Our future plans and business strategy may continue to call for our Internet-based Online Advertising and Media Service activities to be our sole operating focus as it was for the three months ended February 28, 2007, as well as the years ended November 30, 2006 and 2005. Our cash demands for capital expenditures and equipment lease obligations have declined to $64,875 during the three months ended February 28, 2007 compared to $168,293 during the three months ended February 28, 2006. Our capital expenditures and capital lease obligation payments during the fiscal years ended November 30, 2004 to 2006 were: $141,052, $519,079 and $719,741, respectively. The significant portion of such capital expenditure was for new email servers that substantially reduced our reliance on and related additional costs associated with third party email delivery suppliers. All other outlays for capital expenditures were also used to support other facets of our Online Advertising and Media Services business.

We may, in future fiscal periods, be required to invest significant amounts of capital into our business, far in excess for that expended as detailed above. If our operations fail to generate sufficient revenue, we could realize a material adverse impact on our capital and liquidity resources resulting from expenditures necessary to generate such revenue, including, but not limited to, expenditures for (a) marketing campaigns, including media costs and other costs of customer acquisition information, (b) service and/or product development costs, (c) site development and maintenance and related technology based costs, (d) potential online, and/or off-line, business acquisitions, or (e) costs associated with developing alternative means of email promotion delivery.

On March 13, 2007, we entered into a Memorandum of Agreement (the “Madacy/EZ Agreement”) with Madacy Entertainment LP (“Madacy”) and EZ-Tracks, LP (“EZ LP”), to amend the terms of a Marketing and Services Agreement dated January 22, 2005, as amended (the “M&S Agreement”), by and among Madacy, EZ LP and us.

The M&S Agreement had provided, among other things, that EZ LP would market and promote EZTracks.com, our web destination consisting of downloadable songs licensed from Madacy (the “License”). A subsidiary of our Company, which owned 50.7% of EZ LP, was responsible for managing the operations of the business, including generating traffic to the website, as well as selling advertising on the site. CIK Holdings Inc. (“CIK”), an entity associated with Madacy, owned 49.3% of EZ LP and licensed to EZ LP its inventory of downloadable music, including downloadable music licensed from other parties.

Pursuant to the terms of the Madacy/EZ Agreement, the M&S Agreement was amended to, among other things, (i) provide for a single fixed 10-year term commencing on January 1, 2007 and terminating on December 31, 2016; (ii) give us the option to extend such term for up to five (5) additional one-year terms; (iii) continue the sublicense from Madacy of the San Juan Songs (as defined in the M&S Agreement); and (iv) continue and establish a term to the License for ringtones, ringbacks and other telephone uses.

Concurrent with the execution of the Madacy/EZ Agreement, we entered into a Memorandum of Agreement dated March 13, 2007 with CIK, pursuant to which we acquired CIK’s 49.3% ownership of EZ LP (the “CIK Agreement”) (so that we now own all of the limited partnership interests of EZ LP).

The purchase price consisted of 500,000 shares of our common stock (valued at approximately $2,717,000, using an average share price of $5.43 in accordance with the valuation standards set forth under Statement of Financial Accounting Standards 141 (Business Combinations), Paragraph 22) and $1,290,000 in cash, reduced by approximately $170,000 of a prior minority interest balance. In addition, we agreed to pay CIK additional consideration of between $1.25 million and $2.75 million in the event of a Traffix Sales Event or an EZ-Tracks Sale, each as defined in the CIK Agreement. The purchase price has been tentatively allocated as follows (subject to a purchase price allocation currently being prepared by an independent third party): $2,254,000 to amortizable intangibles, with a weighted-average-useful life of 7.5 years and the balance of approximately $1,583,000 allocated to unamortizable goodwill.

The CIK Agreement further provided for CIK’s warranty and guaranty that there would be no termination of the License and M&S Agreement prior to July 1, 2012, and, if, for any reason (other than our default), there is such a termination, then CIK would pay us a sum certain, which amount would equal $2.6 million should the termination occur in 2007 and which amount would decrease during each subsequent six month period. Should the termination occur during the final period (i.e. the six months ending June 30, 2012), the amount payable by CIK would have been reduced to $0.3 million.

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

Additionally, in accordance with the terms of the acquisition agreement, for the period August 1, 2006 to January 31, 2007, we were liable for a combined additional purchase price payment of $375,000, which has been accrued at February 28, 2007 and will be settled by a cash payment of $300,000, and the issuance of approximately 14,200 shares, having an approximate fair market value of $75,000, to be made on or about April 25, 2007.

The terms of the acquisition agreement also provided for additional contingent payments of purchase price for the periods February 1, 2006 through July 31, 2006, and February 1, 2006 to January 31, 2007, upon the attainment of certain EBITDA thresholds as specified in the agreement. Hot Rocket did not reach either of the EBITDA thresholds for those periods.

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

A summary table of future contractual commitments, for future minimum lease payments under non-cancelable operating leases and employment contracts, and other contractually binding agreements, as of February 28, 2007, are set forth below:

						Total Contractual
	Operating Leases		Employment agreements		Other	Obligations
	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic	Foreign
2007	$421,697	$-	$1,475,739	$225,000	$-	$1,897,436	$225,000
2008	556,269	-	352,978	325,000	-	909,247	325,000
2009	566,362	-	155,234	350,000		721,596	350,000
2010	574,180	-	22,449	-		596,629	-
2011	500,619	-	-	-	-	500,619	-
-
	$2,619,127	$-	$2,006,400	$900,000	$-	$4,625,527	$900,000

RELATED PARTIES

Feder, Kaszovitz, Isaacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, was a member of our Board of Directors from inception to August 25, 2006, at which time he chose not to stand for re-election. FKIWSBR fees are billed on an arms length transaction basis. We incurred approximately $135,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended February 28, 2006.

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

Impairment of Goodwill, Other Intangibles and investment Portfolio Could Impact net Income

We carry goodwill and other identifiable intangibles on our balance sheet arising from current and prior-year acquisitions. We are required to review, at least annually goodwill for any asset impairment. If the review of the goodwill related to the subsidiaries organized to acquire such assets determines that such goodwill is impaired, then we will be required to recognize an impairment charge on such goodwill necessary to reduce the carrying value of the goodwill to its net realizable value. Should events occur that would give rise to such impairment charge, we would recognize decreased profitability to the extent of such adjustment. Cash flows would not be directly affected by the impairment charge, but cash flows would, most likely, be adversely affected as a result of the facts and circumstances that created the impairment charge. As of February 28, 2007, we reviewed our annual analysis performed August 31, 2006, and determined there continues to be no impairment, and have not recognized any events through the date of this report that would negatively impact goodwill, or otherwise require an impairment charge.

Market Fluctuation and Debt Repayment Risk of Marketable Securities Investment Portfolio

We maintain an investment portfolio that is managed by prominent financial institutions. The portfolio includes high-grade corporate commercial paper and auction rate securities, and common stock equities, all of which are held for varying periods of time, pursuant to maturity dates, market conditions and other factors. The fair value of our investments in the common stock of publicly traded companies as of February 28, 2007 amounted to approximately $1.9 million. These investments are subject to market price volatility, in addition to the potential for business failure at the company level. Moreover, due to the potential for an economic downturn and the potential of related fiscal difficulties that may be faced by some of the companies in which we have investments, our investment portfolio could become impaired by the failure of such companies to fulfill their responsibility of adhering to the repayment of principal upon maturity. Additionally, our cash flows and interest income could be negatively impacted by Federal Reserve Bank interest rate reductions, if any.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

        We are subject to legal proceedings, lawsuits and other claims, including those set forth below, brought by: (1) consumers of our products and services; (2) our clients; (3) consumers of our clients' products and services; and (4) others bringing claims that arise in the normal course of our business. Legal proceedings are subject to numerous uncertainties rendering the prediction of their outcome difficult. As a result of such uncertainty, we are unable to estimate the ultimate outcome of any of the subsequently mentioned claims, and, accordingly, no provision for loss has been recorded. We believe that individually, and in the aggregate, the ultimate settlement of the subsequently mentioned claims should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Dada sought to enjoin Q121 Inc. from drawing down on a letter of credit which had secured Dada's performance under the agreement. The court denied Dada's application for a temporary restraining order, the issuing bank paid the full amount of the letter of credit, and Dada withdrew the request for a preliminary injunction. Limited discovery had taken place and the matter was referred to mediation. A mediation session occurred in March 2007, as a result of which a tentative settlement agreement was reached, the terms of which do not involve any payment by us. The remaining details are currently being negotiated by the parties. In the interim, all proceedings have been stayed.

We believe that there is no merit to Dada's claims and, if the tentative settlement agreement is unable to be finalized, intend vigorously to defend the action.

Hatton v. Prize America/Prize Distributors

In or about October 2005 Brandon Hatton filed a pro se action in the U.S. District Court, Middle District of Tennessee (No. 05 CV 00073) and was also granted permission to proceed in forma pauperis. The complaint, as amended, alleges that some time between June 2002 and July 2004 the plaintiff won a prize, that defendant failed to pay/deliver, and claims damages of $391 million.

In December, 2006 we learned that plaintiff had attempted to serve process; our counsel has made a special appearance and has moved to dismiss the action on jurisdictional grounds. That application is pending.

We believe that there is no merit to this claim and, in the event our application is denied, intend vigorously to defend the action.

Nicherie v. Pellicano et al, CV 06-6434 United States District Court; Central District of California

We were served with a Second Amended Complaint in this action, which alleges twenty causes of action variously directed against forty-seven individuals and entities as well as against Does 1 - 200. The plaintiff alleged that he is an inmate at the Metropolitan Detention Center in Los Angeles, that he was President and CEO of Federal Transtel, Inc. and that through a trust he owned or controlled an interest in that company. The third cause of action was directed at a number of defendants, including us, and purported to state a RICO claim; plaintiff also purported to bring the twentieth cause of action on behalf of the United States of America against a number of individuals and entities including us pursuant to the False Claim Act, 31 USC 3730(b), alleging, among other things, what he described as “’small increment billing’ frauds … which targeted the United States government and its employees who had authority to use government credit cards . . ..” and sought unspecified damages and attorneys fees. In some of the other causes of action, the plaintiff purported to bring the claim against “all defendants” but failed to allege any act by us.

By order of the court dated March 27, 2007 the claims against us were dismissed in this matter. We have not received any notice that the plaintiff has appealed that order.

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

We May Not Continue To Pay Dividends On Our Equity Securities.

We have paid a dividend of $0.08 per share of our common stock in the last fifteen fiscal quarters and have declared a dividend payable on or about May 10, 2007 to holders of record of our common stock at the close of business on May 1, 2007. The declaration of each such dividend was approved by our Board of Directors upon the conclusion of each quarter. We can give you no assurances that our Board will declare any dividends in future fiscal periods. Any further declarations will depend upon our performance, the level of our then current and retained earnings and other pertinent factors relating to our financial position. You should not rely on any prior approvals of our Board as an indicator of its intent to approve the declaration of any dividends in the future.

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

As a direct-to-consumer marketing company we are subject to a variety of federal, state and local laws and regulations designed to protect consumers that govern certain of our marketing practices, all as more fully set forth in our periodic reports filed pursuant to the Securities Exchange Act of 1934 under the heading “Business - Government Regulation.”

Demand For Our Services May Decline Due To The Proliferation Of "Spam" And Software Designed To Prevent Its Delivery.

Our business may be adversely affected by the proliferation of "spam" and other unwanted Internet solicitations. In response to such proliferation, Internet Service Providers ("ISP's") have been adopting technologies, and individual computer users are installing software on their computers that are designed to prevent the delivery of certain Internet advertising, including legitimate solicitations such as those delivered by us. We cannot assure you that the number of ISP's and individual computer users who employ these or other similar technologies and software will not increase, thereby diminishing the efficacy of our services. In the case that one or more of these technologies are widely adopted or the software widely utilized, demand for our services would decline. During the three months ended February 28, 2007 we recognized a decline in our email marketing revenue of approximately 43% when compared to the three months ended February 28, 2006. We believe that such decline is the result of the factors mentioned above, and may continue to decline at higher rates in future fiscal periods.

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

We are named as defendants in litigation matters, as described under "Legal Proceedings" in our periodic reports filed pursuant to the Securities Exchange Act of 1934. The defense of these claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been a named party, and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. A materially adverse resolution of any of these lawsuits could have a material adverse affect on our financial position and results of operations.

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

Our executive officers and directors beneficially own 2,268,615 shares of our outstanding common stock representing approximately 15.19% of the total of our outstanding shares before the exercise of any outstanding options. Accordingly, such persons will be able to exercise substantial control in the election of our directors, increases in our authorized capital, our dissolution or merger, or sale of our assets, and otherwise influence the control of our affairs. As a result, potential purchasers may not seek to acquire control of our Company through the purchase of common stock which may tend to reduce the market price of our common stock. In addition, we are subject to provisions of the General Corporation Law of the State of Delaware respecting business combinations which could, under certain circumstances, also hinder or delay a change in control.

                Item 5. Other Information

On April 16, 2007, we issued a press release announcing (i) our results of operations for the quarter ended February 28, 2007; and (ii) that our Board of Directors, on April 13, 2007, had declared a dividend of $.08 per share to shareholders of record as of May 1, 2007, payable on or about May 10, 2007.  A copy of such release is filed herewith as an exhibit.

Item 6. Exhibits

Exhibit
Number

3.1.1	Articles of Incorporation of the Company, as amended (1)

3.1.2	Amendment to the Articles of Incorporation of the Company (2)

3.2	By-Laws of the Company (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer *

32.2	Section 1350 Certification of Chief Financial Officer *

99.1	April 16, 2007 Press Release*

*  Filed herewith.

(1)	Filed as an Exhibit to the Company's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company's Registration Statement on Form S-1, dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAFFIX, INC.

By:	/s/ Jeffrey L. Schwartz
Jeffrey L. Schwartz
Chairman and CEO Chairman and CEO
Date: April 16, 2007	(Principal Executive Officer)

By:	/s/ Daniel Harvey
Daniel Harvey
Chief Financial Officer
Date: April 16, 2007	(Principal Financial Officer)

Exhibit Index

Exhibit
Number

3.1.1	Articles of Incorporation of the Company, as amended.(1)

3.1.2	Amendment to the Articles of Incorporation of the Company.(2)

3.2	By-Laws of the Company.(3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer *

32.2	Section 1350 Certification of Chief Financial Officer *

99.1	April 16, 2007 Press Release*

*  Filed herewith.

(1)	Filed as an Exhibit to the Company's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company's Registration Statement on Form S-1, dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.