Form 10-Q
period 2007-05-31
TRAFFIX INC
filed 2007-07-16
CIK 1000297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

  FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

The number of shares outstanding of the Registrant's common stock is 15,039,870 (as of 07/13/07).

TRAFFIX, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
QUARTER ENDED MAY 31, 2007

ITEMS IN FORM 10-Q

		Page
Part I	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at May 31, 2007 (Unaudited) and November 30, 2006 (Audited)	4

	Consolidated Statements of Income for the three and six months ended May 31, 2007 and May 31, 2006 (Unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended May 31, 2007 and May 31, 2006 (Unaudited)	6

	Consolidated Statement of Shareholders’ Equity for the six months ended May 31, 2007 (Unaudited)	7

	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	None

Item 4.	Controls and Procedures	70

Part II	Other Information

Item 1.	Legal Proceedings	71

Item 1A.	Risk Factors	72

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information	80

Item 6.	Exhibits	80

Signatures

FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, words like “intend”, “anticipate”, “believe”, “estimate”, “plan”, or “expect”, as they relate to us, are intended to identify forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us as of the date of this Quarterly Report, but no assurances can be given that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 31, 2007	November 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,382,762	$8,972,197
Marketable securities	20,484,815	21,433,775
Accounts receivable, trade, net of allowance for doubtful accounts of $1,039,463 at May 31, 2007 and $1,079,661 at November 30, 2006	8,680,336	8,975,402
Deferred income taxes	395,229	451,909
Prepaid expenses and other current assets	664,371	957,674
Total current assets	38,607,513	40,790,957
Property and equipment, net	1,884,620	1,965,183
Goodwill	9,929,946	7,913,007
Other intangibles, net	2,830,405	1,210,257
Deferred income taxes	982,749	846,223
Total assets	$54,235,233	$52,725,627
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$4,709,058	$4,692,374
Accrued expenses	3,051,136	3,831,223
Due to related parties	-	90,000
Income taxes payable	327,432	470,000
Total liabilities	8,087,626	9,083,597
Minority interest	-	313,637
Commitments and contingencies
Shareholders' equity
Preferred stock - $.001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $.001 par value; authorized 50,000,000 shares; issued and outstanding 14,968,624 shares and 14,365,671 shares, respectively	14,968	14,365
Additional paid-in capital	44,760,678	42,286,760
Retained earnings	-	-
Accumulated other comprehensive income	1,371,961	1,027,268

Total shareholders' equity	46,147,607	43,328,393
Total liabilities and shareholders' equity	$54,235,233	$52,725,627

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Net revenue	$19,800,440	$18,964,132	$37,834,671	$35,986,944
Cost of revenue	13,564,135	11,876,559	25,459,624	22,830,169
GROSS PROFIT	6,236,305	7,087,573	12,375,047	13,156,775

Selling expenses	1,179,438	1,826,296	2,261,407	3,210,166
General and administrative expenses	4,045,161	4,172,235	8,034,773	8,082,156
Bad debt (recapture) expense	(91,272)	10,026	(27,851)	94,312
INCOME FROM OPERATIONS	1,102,978	1,079,016	2,106,718	1,770,141
Other income (expense):
Interest income and dividends	294,601	254,380	574,827	496,372
Realized gains (losses) on marketable securities	17,548	-	36,654	(18,352)
Other non-operating income (expense)	(7,470)	(26,468)	677	(22,351)
Minority interest in income of consolidated subsidiary	-	(87,905)	(48,000)	(288,000)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,407,657	1,219,023	2,670,876	1,937,810
Provision for income taxes	642,778	582,062	1,227,774	878,131

NET INCOME	$764,879	$636,961	$1,443,102	$1,059,679

Basic earnings per share (Note 3):
Net income	$0.05	$0.04	$0.10	$0.07
Weighted average shares outstanding	14,899,552	14,271,369	14,661,972	14,249,337

Diluted earnings per share (Note 3):
Net income	$0.05	$0.04	$0.10	$0.07
Weighted average shares outstanding	15,070,141	14,487,693	14,996,014	14,451,079
Cash dividends declared per common share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	May 31, 2007	May 31, 2006
Cash flows from operating activities:
Net income	$1,443,102	$1,059,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,037,555	1,153,573
Stock-based compensation	158,961	473,335
Provision for uncollectible accounts	(27,851)	94,312
Deferred income taxes	(133,594)	149,322
Net (gains) losses on sale of marketable securities	(36,654)	18,352
Minority interest	48,000	288,000
Changes in assets and liabilities of business, net of acquisitions:
Accounts receivable	322,917	1,722,387
Prepaid expenses and other current assets	293,303	654,743
Accounts payable	16,684	(2,703,914)
Income taxes payable	(142,568)	241,122
Due to related parties	(90,000)	121,441
Other, principally accrued expenses	(822,254)	648,265
Net cash provided by operating activities	2,067,601	3,920,617
Cash flows from investing activities:
Purchases of securities	(62,703,258)	(93,541,141)
Proceeds from sales of securities	63,846,957	97,416,008
Payment for asset acquisition, net of cash received	(1,590,000)	(886,503)
Capital expenditures	(239,988)	(257,749)
Net cash (used in) provided by investing activities	(686,289)	2,730,615
Cash flows from financing activities:
Dividends paid	(2,350,134)	(2,279,468)
Distribution to minority interest holder	(144,000)	(436,000)
Repayment of capital lease obligation	(5,833)	(162,750)
Proceeds from stock options exercised	388,407	219,215
Excess tax benefits from stock-based compensation	42,519	21,346
Net cash used in financing activities	(2,069,041)	(2,637,657)
Effect of exchange rate changes on cash and cash equivalents	98,294	5,214
Net (decrease) increase in cash and cash equivalents	(589,435)	4,018,789
Cash and cash equivalents, beginning of period	8,972,197	9,335,723
Cash and cash equivalents, end of period	$8,382,762	$13,354,512

See Notes (1), (2), (4), (6) and (11) for a summary of noncash investing and financing activities.

The accompanying notes are an integral part of these financial statements

 TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED MAY 31, 2007
(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amounts	Capital	Earnings	Income(Loss)	Equity
Balance, November 30, 2006	14,365,671	$14,365	$42,286,760	$-	$1,027,268	$43,328,393

Net income for the six months ended May 31, 2007				1,443,102		1,443,102

Unrealized gains on available-for-sale securities					104,337	104,337
Foreign Currency Translation adjustment					240,356	240,356
Comprehensive Income						1,787,795
Stock-based compensation expense			158,961			158,961
Dividends declared			(907,032)	(1,443,102)		(2,350,134)
Stock option exercises	88,333	88	388,318			388,406
Tax benefit from exercise of stock options			42,519			42,519
Common stock issued in connection with terms of prior year acquisition	14,620	15	74,985			75,000
Common stock issued in connection with terms of current acquisition of minority interest	500,000	500	2,716,167			2,716,667

Balance, May 31, 2007	14,968,624	$14,968	$44,760,678	$-	$1,371,961	$46,147,607

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

Principally, estimates are used in reserves for uncollectible receivables, recoverability of long-lived assets, and the realizability of deferred tax assets. Additionally, at times, the Company may have the potential for exposure resulting from pending and/or threatened litigation. Management has not identified any known, pending, or potential actions that, in its opinion, would be of a material magnitude, and as such, no provision for loss has been recorded therefor.

Management’s estimates and assumptions are continually reviewed against actual results with the effects of any revisions being reflected in the results of operations at that time.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2006. The consolidated balance sheet at November 30, 2006 was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles accepted in the United States of America. The results of operations for the three and six-month periods ended May 31, 2007 are not necessarily indicative of the results to be expected for the subsequent two quarters or the full fiscal year ending November 30, 2007.

Certain prior year amounts in the unaudited consolidated financial statements have been reclassified to conform to the current and prior year’s presentation.

Certain reclassifications were made to the income statement presentation previously included in the Company’s Form 10-Q for the quarter ended May 31, 2006. Such reclassifications were related to the reclassification of cost of revenue items and general and administrative salaries and expenses based on a current and retroactive study of the respective services performed for the May 31, 2006 periods, to conform the presentation of such periods to that of the full fiscal year ended November 30, 2006 presentation, as follows:

	Three months ended May 31,
	2006	Reclassifications	As revised
Income Statement
Net revenue	$18,964,132	$-	$18,964,132
Cost of revenue	10,421,632	1,454,927	11,876,559
Gross Profit	8,542,500	(1,454,927)	7,087,573

Selling expenses	1,826,296	-	1,826,296
General and Administrative expenses	5,031,628	(859,393)	4,172,235
Other operating (income) expense	18,517	(18,517)	-
Amortization of intangibles	361,817	(361,817)	-
Depreciation expense	215,200	(215,200)	-
Bad debt expense	10,026		10,026
Income from operations	$1,079,016	$-	$1,079,016

	Six months ended May 31, 2006	Reclassifications	As revised
Income Statement
Net revenue	$35,986,944	$-	$35,986,944
Cost of revenue	19,990,272	2,839,897	22,830,169
Gross Profit	15,996,672	(2,839,897)	13,156,775

Selling expenses	3,210,166	-	3,210,166
General and Administrative expenses	9,725,850	(1,643,694)	8,082,156
Other operating (income) expense	42,630	(42,630)	-
Amortization of intangibles	723,792	(723,792)	-
Depreciation expense	429,781	(429,781)	-
Bad debt expense	94,312		94,312
Income from operations	$1,770,141	$-	$1,770,141

During the six months ended May 31, 2007 and May 31, 2006, options for 88,333 shares and 47,331 shares of the Company’s common stock, respectively, were exercised by its employees and directors. Tax benefits of $42,519 and $21,346 in the six months ended May 31, 2007 and May 31, 2006, respectively, resulting from the exercise of these options, were recorded as an increase to additional paid-in capital and a reduction of income taxes currently payable.

Recent Accounting Pronouncements

There have been no material changes to the recent pronouncements as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are included in its Form 10-K for the year ended November 30, 2006. During the six months ended May 31, 2007, there were no significant changes in the Company’s accounting policies.

Transactions with Major Customers and Other Revenue Concentrations

In prior fiscal periods a significant portion of the Company’s revenue was dependent on a limited number of major customers. The Company continues to modify its business methods and practices, including diversification of its revenue drivers, in an effort to diversify its customer base. There can be no assurance that the Company will be successful in such efforts. As a result of the Company’s business planning and diversification, the three and six-month periods ended May 31, 2007 and May 31, 2006 did not include any single customer which equaled or exceeded 10% of the Company’s consolidated net revenue. The Company’s five largest customers during the six months ended May 31, 2007 accounted for 8.3%, 8.1%, 8.1%, 6.1% and 4.3% of consolidated net revenues during such period.

During the six months ended May 31, 2007, 4.1% of the Company’s revenue was derived from its proprietary Personals service, iMatchUp.com., as compared to 10.3% of revenue during the comparable prior year’s period.

Stock-based Compensation

As a result of the adoption of the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), effective December 1, 2005, the Company’s net income for the three and six-month periods ended May 31, 2007 and May 31, 2006 includes $65,000 and $301,100, and $159,000 and $473,300, respectively, of compensation expense and $22,100 and $102,400, and $54,000 and $160,800, respectively, of income tax benefits related to the Company’s stock options and restricted stock grants. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses.

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

	Six Months Ended
	May 31, 2007	May 31, 2006
Supplemental Cash Flow Disclosure
Cash paid during the six months ended for:
Income taxes paid (refunds received), net	$1,572,981	$466,251

Non-cash Investing and Financing Activities

Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. For the six months ended May 31, 2007 and May 31, 2006, non-cash activities included the following items:

Investing Activities:

Six Months Ended
	May 31,	May 31,
Stock Issued in connection with Acquisitions (Also see notes 6 and 8)	2007	2006
Hot Rocket Marketing, Inc.	-see (1) below	-see (2) below
EZTracks, L.P.	-see (1) below	$-

(1) The Company issued 500,000 shares of its common stock on March 8, 2007, having a fair market value of $2,716,667. The issuance of such shares related to the Company’s minority interest acquisition in EZTracks, L.P. Approximately 14,600 shares of the Company’s common stock, valued at $75,000, were issued on April 25, 2007, as those shares related to a contingent earn-out attained by the Company’s Hot Rocket Marketing, Inc. subsidiary, effective January 31, 2007 (see “Note 6”).

(2) On May 10, 2006, as partial payment of contingent purchase price (see Note 6), the Company issued 103,354 shares of common stock having a fair market value of $580,596.

Non-cash investing activities for marketable securities relating to unrealized gains and losses were $158,085 and $51,442, for the six months ended May 31, 2007 and 2006, respectively.

3. Earnings Per Share

  The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:
	Three Months Ended		Six Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Denominator:
Denominator for basic earnings per share- weighted average shares	14,899,552	14,271,369	14,661,972	14,249,337
Effect of dilutive securities:
Stock options	170,589	216,324	334,042	201,742
Denominator for diluted earnings per share- adjusted weighted average shares	15,070,141	14,487,693	14,996,014	14,451,079

Options to purchase 1,785,850 and 1,862,150 shares of common stock for the three months ended May 31, 2007 and 2006 were outstanding but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

4. Comprehensive Income (Loss)

The Company presents foreign currency translation adjustments and unrealized gains and losses on its marketable securities (net of tax, when applicable) as a component of “comprehensive income (loss)” and are presented below:

	Three Months Ended		Six Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Net income	$764,879	$636,961	$1,443,102	$1,059,679

Other comprehensive income (loss) , net of tax:
Foreign currency translation adjustment	299,762	74,938	240,356	156,706
Unrealized gains from available-for-sale securities, arising during the six-month period, net of income taxes of $158,085 and $53,750 for May 31, 2007 and $51,442 and $9,929 for May 31, 2006	99,004	(58,533)	104,337	14,013

Comprehensive income	$1,163,645	$653,366	$1,787,795	$1,230,398

5. Advertising and Marketing

The Company’s advertising and marketing costs, incurred in the advertising and marketing of the Company’s and its clients’ products, services and promotional offers, have historically been comprised of (1) costs associated with the transmission of email marketing messages, both from internal sources and external third party vendors, (2) costs associated with the purchase of online consumer marketing data (including registered users to the Company’s websites), (3) costs associated with our search engine marketing and optimization activities, (4) costs associated with the direct purchases of online advertising space, which is resold on a performance return basis, and (5) email and website program promotional and creative development costs. All above referenced costs are charged to operations (1) at the time of the email transmission, (2) upon receipt of the qualified consumer data, (3) at the time the search engine marketing liability is incurred, (4) at the time the online advertising space is purchased, and/or (5) at the time we take receipt of the promotional and creative services, respectively, and all are included as components of the Company’s cost of revenue accounts.

Total advertising and marketing costs included in cost of revenue for the three months ended May 31, 2007 and 2006 were approximately $13.6 million and $11.9 million, respectively, and for the six months ended May 31, 2007 and 2006 were approximately $25.5 million and $22.8 million, respectively.

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

Concurrent with the execution of the Madacy/EZ Agreement, the Company entered into a Memorandum of Agreement dated March 13, 2007 with CIK, pursuant to which the Company acquired CIK’s 49.3% ownership of EZ LP (the “CIK Agreement”) (so that the Company owns all of the limited partnership interests of EZ LP).

The purchase price consisted of 500,000 shares of the Company’s common stock (valued at approximately $2,717,000, using an average share price of $5.43 in accordance with the valuation standards set forth under Statement of Financial Accounting Standards 141 (Business Combinations), Paragraph 22, and $1,290,000 in cash, reduced by approximately $170,000 of a prior minority interest balance. In addition, the Company agreed to pay CIK additional consideration of between $1.25 million and $2.75 million in the event of a Traffix Sales Event or an EZ-Tracks Sale, each as defined in the CIK Agreement. The purchase price has been tentatively allocated as follows (subject to a purchase price allocation currently being prepared by an independent third party and expected to be completed by August 31, 2007): $2,254,000 was tentatively allocated to the amortizable license-intangible and trade name (see Note 8), with an assigned useful life of 7.5 years (the entire initial license term being 10 years) and the balance of the purchase price, or approximately $1,583,000, was allocated to unamortizable goodwill.

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

Additionally, in accordance with the terms of the acquisition agreement, for the period August 1, 2006 to January 31, 2007, the Company was liable for a combined additional purchase price payment of $375,000, which was settled by a cash payment of $300,000 and the issuance on May 4, 2007, of 14,620 shares, then having an approximate fair-market value of $75,000.

The terms of the acquisition agreement also provided for additional contingent payments of purchase price for the periods February 1, 2006 through July 31, 2006, and February 1, 2006 to January 31, 2007, upon the attainment of certain EBITDA thresholds as specified in the acquisition agreement. Hot Rocket did not reach either of the EBITDA thresholds for those periods.

7. Accrued Expenses

Accrued expenses are comprised of the following at:

	May 31, 2007	November 30, 2006
	(Unaudited)
Accrued payroll and bonuses	$1,117,015	$1,553,107
Advances from customers	473,847	634,353
Accrued fee share liabilities	144,929	309,494
Capital lease obligations	-	6,844
Accrued marketing media costs	320,233	690,729
Accrued search engine marketing costs	219,594	119,153
Accrued professional fees	394,918	289,244
Minority interest income payable - December 2006	48,000	-
Accrued email costs	120,077
Accrued property taxes	11,477	30,380
Accrued straight-line rent concession	78,996	82,705
Other accrued liabilities	122,050	115,214

Total accrued liabilities	$3,051,136	$3,831,223

8. Goodwill and Identifiable Intangibles Assets

The gross carrying value of goodwill and the gross carrying value and accumulated amortization of other intangibles are as follows:

	As of May 31, 2007		As of November 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortized intangible assets:
Goodwill	$9,929,946		$7,913,007

Amortizable Intangible Assets:
GroupLotto identifiable intangibles:
GroupLotto Site Brand Recognition	$722,922	$722,922	$722,922	$722,922
GroupLotto Database	433,754	433,754	433,754	433,754
Intellectual Property Assets	289,169	289,169	289,169	289,169
Marketing Right License Fee	246,915	162,547	246,915	131,756

Infiknowledge identifiable intangibles:
Internet Game Suite	287,079	285,833	269,169	266,523
Intellectual Property Assets	215,308	214,374	201,876	199,891
Market Position Acquired	239,231	238,193	224,307	222,102

Thanksmuch identifiable intangibles:
Profiled customer data	50,000	50,000	50,000	50,000
Restrictive Covenants	10,000	10,000	10,000	10,000

SendTraffic identifiable intangibles:
Restrictive Covenants	523,109	523,109	523,109	422,609
Software	963,951	864,949	963,951	716,672

Hot Rocket identifiable intangibles
Restrictive Covenants	569,394	269,197	569,394	212,257
Software	1,012,257	797,621	1,012,257	628,911

EZ Tracks identifiable intangibles
Music Licensing and trade name	2,254,218	125,234	-	-

Total amortizable intangible assets	$7,817,307	$4,986,902	$5,516,823	$4,306,566

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

The future Online Advertising and Media Services activities intangible amortization expense for the next five fiscal years is estimated to be as follows:

	2007	2008	2009	2010	2011

GroupLotto Identifiable
Intangible amortization:
Licenses	$28,563	$45,805	$10,000	$-	$-
Total Group's amortization	28,563	45,805	10,000	-	-

Infiknowledge Identifiable
Intangible amortization:
Internet Game Suite	266	543	437	-	-
Intellectual Property Assets	200	407	327	-	-
Market Position Acquired	224	452	362	-	-
Total Group's amortization	690	1,402	1,126	-	-

SendTraffic Identifiable
Intangible amortization:
Restrictive Covenants	-	-	-	-	-
Software	86,621	12,381	-	-	-

Total Group's amortization	86,621	12,381	-	-	-

Hot Rocket Identifiable
Intangible amortization:
Restrictive Covenants	56,939	113,879	113,879	15,500	-
Software	168,709	45,927	-	-	-

Total Group's amortization	225,648	159,806	113,879	15,500	-

EZ Tracks Identifiable
Intangible amortization:
Music Lic.and trade name	150,281	300,562	300,562	300,562	300,562
Total Group's amortization	150,281	300,562	300,562	300,562	300,562

Summary of Identifiable
Intangibles:
GroupLotto:	28,563	45,805	10,000	-	-
Infiknowledge:	690	1,402	1,126	-	-
SendTraffic:	86,621	12,381	-	-	-
Hot Rocket:	225,648	159,806	113,879	15,500	-
EZ Tracks:	150,281	300,562	300,562	300,562	300,562

Totals	$491,803	519,956	425,567	316,062	300,562

9. Income Taxes

The Company’s income tax provision for the three and six months ended May 31, 2007 was approximately $643,000 and $1,228,000, respectively, which represents expense related to current year operations.

The Company’s income tax provision for the three and six months ended May 31, 2006 was approximately $582,000 and $878,000, respectively, which represents expense related to current year operations.

The effective annualized income tax rate for the three and six months ended May 31, 2007 was 45.7% and 46.0%, respectively. This Fiscal 2007 estimated effective rate correlates with the Company’s annual effective income tax rate of 46.2% as recognized in the fiscal year ended November 30, 2006.

10. Litigation

         The Company is subject to legal proceedings, lawsuits and other claims, including those set forth below, brought by: (1) consumers of its products and services; (2) its clients; (3) consumers of its clients' products and services; and (4) others bringing claims that arise in the normal course of its business. Legal proceedings are subject to numerous uncertainties rendering the prediction of their outcome difficult. As a result of such uncertainty, the Company is unable to estimate the ultimate outcome of any of the subsequently mentioned claims, and, accordingly, no provision for loss has been recorded. The Company believes that individually, and in the aggregate, the ultimate settlement of the subsequently mentioned claims should not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

DADA USA INC. f/k/a DADAMobile Inc. v. Q121 Inc. d/b/a MXFOCUS and Banca Intesa SpA

In September 2006, DADA USA Inc. (“Dada”) filed this action in Supreme Court of the State of New York, New York County (Index No. 603365/06).

The action related to a marketing agreement between Dada and Q121 Inc., the Company’s subsidiary. Dada alleged, inter alia, that Q121 Inc. breached the agreement by using unapproved advertisements or failing to prevent sub-publishers from using approved ads in an unapproved manner or misappropriating confidential information or diverting customers; and that it engaged in unfair competition. The complaint sought damages in an amount which the plaintiff alleged it believed to be in excess of ten million dollars.

This matter has been settled and the Company has received a release from Dada; the Company made no payment to Dada as part of the settlement.

Simultaneously with this settlement, the Company also settled a claim it had asserted against the parent of Dada USA with respect to a separate marketing agreement (Q121, Inc. v. Dada Mobile S.p.A., U.S. District Court, Southern District of New York, No. 06 CV. 11342). Pursuant to that settlement, the Company received a payment of $350,000 and exchanged releases.

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

Curtis J. Jackson/Shoot the Rapper Ads

In May 2007, representatives of the rapper Curtis J. Jackson (p/k/a 50 Cent) contacted the Company with respect to certain ads which they claimed used Mr. Jackson’s image without authority. The Company thereafter ceased using that copy and replaced it with a new one.  Mr. Jackson's representatives have, however, again contacted the Company and claimed that the ads continue to run; they have advised that their client is willing to settle the matter for a payment of $500,000; and they have threatened to file a complaint in Supreme Court, New York County.  The Company believes that there is no merit to the claim and, in the event it is not resolved amicably, intends vigorously to defend against any complaint that may be filed.

Tactara LLC

In June 2007, Tactara LLC (“Tactara”) filed a complaint in the Superior Court of California, Los Angeles, alleging that the Company breached a service order agreement and seeking damages of $189,000 plus interest. The Company's contract with Tactara provides for arbitration; the Company has requested that the action be withdrawn; and counsel are currently working on a stipulation to stay the action. The Company believes that there is no merit to the claim and in the event Tactara commences arbitration, the Company intends vigorously to defend against it.

11. Subsequent Events

On July 13, 2007, the Company’s Board of Directors declared a dividend of $0.08 per share on the outstanding shares of the Company’s common stock for the quarter ended May 31, 2007. Such dividend is payable on or about August 10, 2007 to holders of record of such shares at the close of business on August 1, 2007. The Company can give no assurance that its Board will declare any dividends in future fiscal periods. Any further declarations will depend upon the Company’s performance, the level of its then current and retained earnings, if any, available capital and projected capital requirements necessary for operations, and other pertinent factors. You should not rely on any prior approvals of the Company’s Board as an indicator of its intent to approve the declaration of any dividends in the future.

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

The M&S Agreement had provided, among other things, that EZ LP would market and promote EZTracks.com, our web destination consisting of downloadable songs licensed from Madacy (the “License”). Our subsidiary, which owned 50.7% of EZ LP, was responsible for managing the operations of the business, including generating traffic to the website, as well as selling advertising on the site. CIK Holdings Inc. (“CIK”), an entity associated with Madacy, owned 49.3% of EZ LP and licensed to EZ LP its inventory of downloadable music, including downloadable music licensed from other parties.

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

Concurrent with the execution of the Madacy/EZ Agreement, we entered into a Memorandum of Agreement dated March 13, 2007 with CIK, pursuant to which we acquired CIK’s 49.3% ownership of EZ LP (the “CIK Agreement”) (so that the we own all of the limited partnership interests of EZ LP).

The purchase price consisted of 500,000 shares of our common stock (valued at approximately $2,717,000, using an average share price of $5.43 in accordance with the valuation standards set forth under Statement of Financial Accounting Standards 141 (Business Combinations), Paragraph 22, and $1,290,000 in cash, reduced by approximately $170,000 of a prior minority interest balance. In addition, we agreed to pay CIK additional consideration of between $1.25 million and $2.75 million in the event of a Traffix Sales Event or an EZ-Tracks Sale, each as defined in the CIK Agreement. The purchase price has been tentatively allocated as follows (subject to a purchase price allocation currently being prepared by an independent third party and expected to be completed by August 31, 2007): $2,254,000 was tentatively allocated to amortizable license-intangible and trade name with an assigned useful life of 7.5 years (the entire license term being 10 years) and the balance of the purchase price, or approximately $1,583,000, was allocated to unamortizable goodwill.

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

Additionally, in accordance with the terms of the acquisition agreement, for the period August 1, 2006 to January 31, 2007, we were liable for a combined additional purchase price payment of $375,000, which was settled by a cash payment of $300,000 and the issuance on May 4, 2007, of 14,620 shares, then having an approximate fair-market value of $75,000.

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

The websites feature content ranging from music for downloads to sweepstakes. In Fiscal 2004, we launched EZ-Tracks.com (a Canadian domiciled majority owned subsidiary), our music destination site that features over 30,000 songs available for free and legal downloading, as well as other content such as musical greeting cards and a downloadable version of the Bible in audio format. During the six months ended May 31, 2007, we acquired the 49.3% minority interest in EZ-Tracks.com (see “-Overview”). We have a games website that offers a variety of free parlor-style games, such as backgammon and checkers. In Fiscal 2004, we also launched reciperewards.com, a website that features thousands of cooking recipes.

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

Our expansion in, and dependence on, our online direct marketing efforts, coupled with the potential for state and/or federal legislation limiting our ability to contact consumers online should all be considered when referring to our current fiscal period’s results, as well as prior period’s historical results, in evaluating the potential for our future operations, cash flows, and financial position.

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

We had Internet Game Development revenue from our Canadian-based subsidiary of approximately $513,000 and $414,000 during the six-month periods ended May 31, 2007 and 2006, respectively. The primary role of the Canadian subsidiary is to support back office data operations and does not directly contribute significant amounts to consolidated net income. The majority of the Canadian subsidiary’s outlays are related to the generation of our revenues. Correspondingly, we classify them within the categories of cost of sales and selling, general and administrative expenses, where appropriate.

Segment information is set forth in Note 1 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section hereof.

RESULTS OF OPERATIONS

The following is a discussion of our results of operations for the three and six-month periods ended May 31, 2007 and May 31, 2006. It should be read in conjunction with our Annual Report on Form 10-K as filed for the year ended November 30, 2006, the notes thereto and other financial information included elsewhere in this report.

THREE MONTHS ENDED MAY 31, 2007 AND 2006

Our net revenues, and the disclosure of our revenue components, for each of the three months ended May 31, 2007 and May 31, 2006, are set forth below:

Net Revenue Components Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%
Online Advertising	$12,170,500	$12,680,966	$(510,466)	-4%
Search Engine Marketing	6,796,984	4,221,023	2,575,961	61%
Personals	607,030	1,860,152	(1,253,122)	-67%
Internet game development	225,926	201,991	23,935	12%

Consolidated totals	$19,800,440	$18,964,132	$836,308	4%

Net Revenue increased approximately $0.8 million, or 4%, to $19.8 million for the three months ended May 31, 2007, from $19.0 million in the prior year’s comparable period. The Online Advertising and Media Service’s core business grew organically, primarily driven by increased revenues from Search Engine Marketing services ($2.6 million, or 61%), offset by a combined decline in our Online Advertising and our Personals business of approximately $0.5 million, or 4.0%, and $1.3 million, or 67%, respectively. Internet Game Development revenues remained flat at approximately $0.2 million, during both three-month periods. Search Engine Marketing service revenue increased as a result of our increased focus on the identification of new third party clients and our enhancement of existing Search client relationships. Our Online Advertising revenue principally consists of three revenue sub-sets: (a) our Website Advertising sub-set revenue increased to $8.3 million from $7.6 million, for an increase of approximately $0.7 million, or 9%, and is primarily the result of our continued emphasis on generating revenue via our Websites for our recently developed wireless client relationships, offset by declines in other historically traditional clientele; (b) our Email Marketing sub-set revenue declined to $0.8 million from $2.3 million, for a decrease of approximately $1.5 million, or 64%, and resulted from internet service providers’ consumer contact restrictions negatively impacting our ability to deliver email and reach our permission based consumers; (c) revenues generated from our Hot Rocket Marketing subsidiary increased to $3 million from $2.8 million, for an increase of approximately $0.2 million, or 9%, and resulted from expansion in their client base, and improved volume with existing clients.

Our Personals business revenue declined as a result of our prior year suspension of consumer enrollments based on the unprofitable values being paid for such new personals enrollees. We continue to generate revenues from the declining base of customers acquired in prior years.

Our cost of revenue during the three months ended May 31, 2007 and May 31, 2006 were comprised of direct and indirect marketing costs associated with the acquisition and retention of consumers for our Online Advertising and Media Service activities’ marketing programs, and includes direct response email marketing costs (including related salaries, depreciation and amortization costs), website registrations costs, the cost of customer profiles, other customer acquisition costs, search engine marketing costs, and the related contingent-based sweepstakes indemnification expense.

The cost of revenues, and the disclosure of the components, for each of the three-month periods ended May 31, 2007 and May 31, 2006, are set forth below:

Cost of Revenue Components Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%
Online Advertising	$7,897,199	$7,007,240	$889,959	13%
Search Engine Marketing	5,561,671	3,550,000	2,011,671	57%
Personals	35,313	1,255,954	(1,220,641)	-97%
Internet game development	69,952	63,365	6,587	10%

Consolidated totals	$13,564,135	$11,876,559	$1,687,576	14%

Cost of revenues on a consolidated basis increased $1.7 million, or 14%, to $13.6 million for the three months ended May 31, 2007, from $11.9 million in the comparable prior year period.

The significant factors contributing to the increase in consolidated costs of revenues were related to an increase of $2.0 million, or 57%, in the costs incurred in conducting our increased volume of Search Engine Marketing activities and an increased relative cost of procuring marketing media in the conduct of our Online Advertising activities. The increases in cost of revenue referenced above were offset by a decline in the cost of revenues attributable to our Personals business of $1.2 million, or 97%, which relates to the suspension in outlays for new Personals enrollees based on the prohibitive market cost of such enrollees.

Our gross profit in terms of dollars, on a component basis, and our gross profit percentage, on a component basis, for each of the three-month periods ended May 31, 2007 and May 31, 2006, are set forth below:

Gross Profit Components Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%
Online Advertising	$4,273,301	$5,673,726	$(1,400,425)	-25%
Search Engine Marketing	1,235,313	671,023	564,290	84%
Personals	571,717	604,198	(32,481)	-5%
Internet game development	155,974	138,626	17,348	13%

Consolidated totals	$6,236,305	$7,087,573	$(851,268)	-12%

Gross Profit Components
Online Advertising and Media Service Activities

			Absolute	Relative
	Three Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2007	2006%%%		%%%
Online Advertising	35.1%	44.7%	-9.6%	-21.5%
Search Engine Marketing	18.2%	15.9%	2.3%	14.5%
Personals	94.2%	32.5%	61.7%	189.8%
Internet game development	69.0%	68.6%	0.4%	0.6%

Consolidated totals	31.5%	37.4%	-5.9%	-15.8%

Consolidated Gross Profit ("gross margin") as a percentage of net revenue was 31.5% during the three months ended May 31, 2007, compared to 37.4% in the prior year’s comparable period, representing an absolute percentage point decrease of 5.9%, or a 15.8% decline on a relative basis when compared to the prior year’s period.

The 15.8% relative decline in the gross profit percentage is primarily attributable to a decrease in the gross profit margin of the Online Advertising component, which due to its higher relative revenue contribution yields a higher proportionate impact on the total relative decline. Offsetting the decline are increases in the gross profit margins of our Personals business and our Search Engine Marketing business.

Our Selling Expenses for each of the three-month periods ended May 31, 2007 and May 31, 2006 are set forth below:

Selling Expense Components Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%
Fee share commissions	$220,505	$1,003,515	$(783,010)	-78%
Selling salaries and related costs	886,837	761,688	125,149	16%
Travel, entertainment, shows, other	72,096	61,093	11,003	18%

Consolidated totals	$1,179,438	$1,826,296	$(646,858)	-35%

Selling expenses, on a consolidated basis, decreased approximately $0.6 million, or 35%, to $1.2 million during the three months ended May 31, 2007 from $1.8 million during the three months ended May 31, 2006. The decrease resulted from an approximate $0.8 million decrease in fee share commissions correlating to our decreased email marketing revenue (as referenced above in the MD&A revenue discussion) and the correlative decrease in amounts owing to third-party database owners in the generation of such decreased revenues. We are the primary obligor to the third party list owner and bear the responsibility of payment to the list owner regardless of whether or not our client pays. This decrease was offset by an increase of approximately $0.1 million, or 19%, in selling salaries and related costs attributable to increases in our sales force and increased selling commissions attributable to increased comparable period revenues.

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

Our General and Administrative Expenses for the three months ended May 31, 2007 and May 31, 2006 are set forth below:

General and Administrative Expense Components Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%
Compensation and related costs	$2,347,994	$2,553,039	$(205,045)	-8%
Professional fees	424,244	435,185	(10,941)	-3%
Insurance costs	230,018	237,201	(7,183)	-3%
Occupancy and equipment costs	156,805	121,933	34,872	29%
Depreciation and amortization	394,524	384,470	10,054	3%
All other miscellanous G&A expenses	491,576	440,407	51,169	12%

Consolidated totals	$4,045,161	$4,172,235	$(127,074)	-3%

General and Administrative expenses ("G&A") on a consolidated basis decreased by $127,000, or 3%, when comparing G&A of $4.0 million for the three months ended May 31, 2007 to G&A of $4.2 million for the three months ended May 31, 2006. The net decrease was attributable to a decline in compensation expense, principally related to a decline in SFAS 123R non-cash compensation expense of $236,000, offset by combined increases in occupancy costs, amortization and miscellaneous G&A of approximately $0.1 million or 10%. Depreciation and amortization costs had a net increase based on certain assets reaching their useful life, offset by additional amortization and depreciation on current fiscal year acquisitions.

Feder, Kaszovitz, Isaacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, was a member of our Board of Directors from inception to August 25, 2006, at which time he chose not to stand for re-election. FKIWSBR fees are billed on an arms length basis. We incurred approximately $91,000 in legal fees (exclusive of disbursements) from FKIWSBR during the three months ended May 31, 2006.

Bad Debt (Recapture) and Expense Components Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%
Online Advertising	$(207,690)	$(11,243)	$(196,447)	-1747%
Search Engine Marketing	116,418	17,663	98,755	559%
Personals	-	-	-	0%
Internet game development	-	3,606	(3,606)	100%

Consolidated totals	$(91,272)	$10,026	$(101,298)	-1010%

Bad Debt expense decreased on a net basis by approximately $101,000, or 1010%, when comparing the three months ended May 31, 2007 with the three months ended May 31, 2006. The decrease is attributable to certain customer bad debt recaptures arising out of current settlements and full satisfaction of prior period settlements, offset by the bankruptcy filing of a Search client and adjustments to other smaller accounts in our Online Advertising and Search Engine Marketing activities, resulting in a net-bad debt recapture of approximately $91,300. Our allowance for bad debt results from our assessment of the risk of collection embedded in our customer base as described below.

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

OTHER NON-OPERATING INCOME (EXPENSE)

The components of our "Other non-operating income (expense)" are set forth below:

OTHER NON-OPERATING INCOME (EXPENSE)

	Three Months Ended		Change	Change
Other non-operating	May 31,	May 31,	Inc(Dec)	Inc(Dec)
income (expense):	2007	2006	$$$	%%%
Interest income and dividends	$294,601	$254,380	$40,221	16%
Realized gains (losses) on sale of
marketable securities	17,548	-	17,548	100%
Other non-operating income:
Other miscellaneous
income	2,676	(1,710)	4,386	256%
Foreign Currency Exchange Rate
Fees and interest expense	(10,146)	(24,758)	14,612	-59%
Minority interest (income)	-	(87,905)	87,905	-100%

Total other non-operating
income:	$304,679	$140,007	$164,672	118%

Consolidated Other Non-operating Income (Expense) increased approximately $165,000, from approximately $140,000 for the three months ended May 31, 2006, to approximately $305,000 for the three months ended May 31, 2007.

The factors contributing to the increase are set forth in the order as shown in the above table:

(a)
Interest income increased approximately $40,000, or 16%, as the result of more favorable rates available during Fiscal 2007 as compared to Fiscal 2006 on principally similar cash and marketable security balances.

(b)	Realized gains on the sale of marketable securities increased by $17,500 when comparing current fiscal period gains with no such trading activity in Fiscal 2006’s comparable period.

(c)	Other miscellaneous income increased approximately $4,400 and was primarily the result of collections from various test marketing projects performed for our clients.

(d)
Minority Interest resulting from our EZ-Tracks partnership with Madacy Entertainment decreased from approximately $88,000 in the second quarter of Fiscal 2006 to $-0- in the second quarter of Fiscal 2007 as a result of our acquisition of the related minority interest, effective January 1, 2007 (see “-Overview”).

MINORITY INTEREST

During Fiscal 2005, we entered into an agreement with Madacy Entertainment, through a newly created partnership, EZTracks LP, to market and promote EZTracks.com, our new web destination consisting of approximately 30,000 downloadable songs covering a wide array of musical genres. We, through a wholly-owned subsidiary, owned 50.7% of the partnership and were responsible for managing the operations of the business, including generating traffic to the website, as well as selling advertising on the site. Madacy Entertainment, through its wholly-owned subsidiary, owned 49.3% until January 1, 2007, at which time we acquired the 49.3% interest in the partnership. Prior to our acquisition of the interest, Madacy provided its inventory of music and an extensive library of music licensed from other parties. Madacy had limited involvement with certain aspects of operations. The results of operations for the three months ended May 31, 2006 include the fully consolidated results of EZTracks LP with minority interest established to reflect Madacy’s ownership share of the partnership’s operating results, as applicable, for such periods.

The following table summarizes the results of EZTracks for the periods indicated below:

	Three Months Ended				Change	Change
	May 31,		May 31,		Inc(Dec)	Inc(Dec)
	2007		2006		$$$	%%%
Net Revenues	$-		$2,544,612		$(2,544,612)	-100%
Cost of Sales	-		2,288,894		(2,288,894)	-100%
Gross Profit	-		255,718		(255,718)	-100%
General and
Administrative Expenses	-		77,414		(77,414)	-100%
Net Income	$-		$178,304	(1)	$(178,304)	-100%
Minority interest	$-	(3)	$87,904	(2)	$(87,904)	-100%

(1) All items included in our Online Advertising and Media Service activities.

(2) Represents Madacy Entertainment's 49.3% minority interest.

(3) Madacy Entertainment's 49.3% minority interest was acquired by us effective January 1, 2007.

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

Our income tax provision for the three months ended May 31, 2007 was approximately $643,000, which is tax expense related to current period operations.

The current year’s estimated effective rate relationship of 45.7% differs immaterially from our annual effective rate of 46.2% recognized during the year ended November 30, 2006. The slight decline in the effective tax rate is primarily attributable to state income taxes.

SIX MONTHS ENDED MAY 31, 2007 AND 2006

Our net revenues, and the disclosure of our revenue components, for each of the six months ended May 31, 2007 and May 31, 2006, are set forth below:

Net Revenue Components Online Advertising and Media Service Activities

	Six Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%
Online Advertising	$22,926,086	$23,659,822	$(733,736)	-3%
Search Engine Marketing	12,848,433	8,216,376	4,632,057	56%
Personals	1,546,941	3,696,866	(2,149,925)	-58%
Internet game development	513,211	413,880	99,331	24%

Consolidated totals	$37,834,671	$35,986,944	$1,847,727	5%

Net Revenue increased approximately $1.8 million, or 5%, to $37.8 million for the six months ended May 31, 2007, from $36.0 million in the prior year’s comparable period. The Online Advertising and Media Service’s core business grew organically, primarily driven by increased revenues from Search Engine Marketing Optimization services ($4.6 million, or 56%), offset by a combined decline in our Online Advertising and our Personals business of approximately $0.7 million, or 3.0%, and $2.1 million, or 58%, respectively. Internet Game Development revenues approximated $0.5 million, for an approximate $0.1 million increase, or 24%. Search Engine Marketing service revenue increased as a result of our increased focus on the identification of new third party clients and our enhancement of existing Search client relationships. Our Online Advertising revenue principally consists of three revenue sub-sets: (a) our Website Advertising sub-set revenue increased to $15.6 million from $13.3 million, for an increase of approximately $2.3 million, or 17%, and is primarily the result of our increased emphasis on generating revenue via our Websites for our recently developed wireless client relationships, offset by declines in other historically traditional clientele; (b) our Email Marketing sub-set revenue declined to $1.9 million from $4.2 million, for a decrease of approximately $2.3 million, or 55%, and resulted from internet service providers’ consumer contact restrictions negatively impacting our ability to deliver email and reach our permission based consumers; (c) revenues generated from our Hot Rocket Marketing subsidiary, declined to $5.4 million in revenue, from $6.1 million, representing an approximate $0.7 million decrease, or 12%.

  Our Personals business revenue declined as a result of decreased consumer enrollments based on the unprofitable values being paid for such new personals enrollees. We continue to generate revenues from the declining based of customers acquired in prior years.

Our cost of revenue during the six months ended May 31, 2007 and May 31, 2006 were comprised of direct and indirect marketing costs associated with the acquisition and retention of consumers for our Online Advertising and Media Service activities’ marketing programs, and includes direct response email marketing costs (including related salaries, depreciation and amortization costs), website registrations costs, the cost of customer profiles, other customer acquisition costs, search engine marketing costs, and the related contingent-based sweepstakes indemnification expense.

The cost of revenues, and the disclosure of the components, for each of the six-month periods ended May 31, 2007 and May 31, 2006, are set forth below:

Cost of Revenue Components Online Advertising and Media Service Activities

	Six Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%
Online Advertising	$14,917,712	$13,239,103	$1,678,609	13%
Search Engine Marketing	10,279,523	6,990,691	3,288,832	47%
Personals	102,898	2,470,360	(2,367,462)	-96%
Internet game development	159,491	130,015	29,476	23%

Consolidated totals	$25,459,624	$22,830,169	$2,629,455	12%

Cost of revenues on a consolidated basis increased $2.6 million, or 12%, to $25.4 million for the six months ended May 31, 2007, from $22.8 million in the comparable prior year period.

The significant factors contributing to the increase in consolidated costs of revenue were related to an increase of $3.3 million, or 47%, in the costs incurred in conducting our increased volume of Search Engine Marketing activities and an increased relative cost of procuring marketing media in the conduct of our Online Advertising activities. The increases in cost of revenue referenced above were offset by a decline in the cost of revenues attributable to our Personals business of $2.4 million, or 96%, which relates to the suspension in outlays for new Personals enrollees based on the prohibitive market cost of such enrollees.

Our gross profit in terms of dollars, on a component basis, and our gross profit percentage, on a component basis, for each of the six-month periods ended May 31, 2007 and May 31, 2006, are set forth below:

Gross Profit Components Online Advertising and Media Service Activities

	Six Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%
Online Advertising	$8,008,374	$10,420,719	$(2,412,345)	-23%
Search Engine Marketing	2,568,910	1,225,685	1,343,225	110%
Personals	1,444,043	1,226,506	217,537	18%
Internet game development	353,720	283,865	69,855	25%

Consolidated totals	$12,375,047	$13,156,775	$(781,728)	-6%

Gross Profit Components Online Advertising and Media Service Activities

	Six Months		Absolute	Relative
	Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2007	2006%%%		%%%
Online Advertising	34.9%	44.0%	-9.1%	-20.7%
Search Engine Marketing	20.0%	14.9%	5.1%	34.2%
Personals	93.3%	33.2%	60.1%	181.0%
Internet game development	68.9%	68.6%	0.3%	0.4%

Consolidated totals	32.7%	36.6%	-3.9%	-10.7%

Consolidated Gross Profit ("gross margin") as a percentage of net revenue was 32.7% during the six months ended May 31, 2007, compared to 36.6% in the prior year’s comparable period, representing an absolute percentage point decrease of 3.9%, or a 10.7% decline on a relative basis when compared to the prior year’s comparable period.

The 10.7% relative decline in the gross profit percentage is primarily attributable to a decrease in the gross profit margin of the Online Advertising component, which due to its higher relative revenue contribution yields a higher proportionate impact on the total relative decline. Offsetting the decline are increases in the gross profit margins of our Personals business and our Search Engine Marketing business.

Our Selling Expenses for each of the six-month periods ended May 31, 2007 and May 31, 2006 are set forth below:

Selling Expense Components Online Advertising and Media Service Activities

	Six Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%
Fee share commissions	$491,887	$1,702,342	$(1,210,455)	-71%
Selling salaries and related costs	1,634,606	1,391,937	242,669	17%
Travel, entertainment, shows, other	134,914	115,887	19,027	16%

Consolidated totals	$2,261,407	$3,210,166	$(948,759)	-30%

Selling expenses, on a consolidated basis, decreased approximately $0.9 million, or 30%, to $2.3 million during the six months ended May 31, 2007 from $3.2 million during the six months ended May 31, 2006. The decrease resulted from an approximate $1.2 million decrease in fee share commissions correlating to our decreased email marketing revenue (as referenced above in the MD&A revenue discussion) and the correlative decrease in amounts owing to third-party database owners in the generation of such decreased revenues. We are the primary obligor to the third party list owner and bear the responsibility of payment to the list owner regardless of whether or not our client pays. This decrease was offset by an increase of approximately $0.2 million, or 17%, in selling salaries and related costs attributable to increased selling commissions attributable to increased comparable period revenues.

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

Our general and administrative expenses for the six months ended May 31, 2007 and May 31, 2006 are set forth below:

General and Administrative Expense Components Online Advertising and Media Service Activities

	Six Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%
Compensation and related costs	$4,744,750	$5,011,542	$(266,792)	-5%
Professional fees	881,478	760,585	120,893	16%
Insurance costs	457,433	479,106	(21,673)	-5%
Occupancy and equipment costs	287,646	220,493	67,153	30%
Depreciation and amortization	762,297	774,996	(12,699)	-2%
All other miscellanous G&A expenses	901,169	835,434	65,735	8%

Consolidated totals	$8,034,773	$8,082,156	$(47,383)	-1%

General and Administrative expenses ("G&A") on a consolidated basis remained relatively flat, declining by $48,000, or 1%, when comparing G&A of $8.03 million for the six months ended May 31, 2007 to G&A of $8.08 million for the six months ended May 31, 2006. The net decrease was attributable to combined increases in professional fees, occupancy costs and miscellaneous G&A of approximately $0.3 million or 14%, more than offset by combined declines in compensation and related costs, insurance costs, and depreciation and amortization of approximately $0.3 million, or 5%. The decline in compensation costs were attributable to a decrease in stock-based compensation costs of approximately $0.3 million resulting from a decline in SFAS 123R non-cash compensation expense during the six-months ended May 31, 2007 when compared to the six months ended May 31, 2006; insurance costs declined as a result of favorable terms procured on our directors and officers renewal; and depreciation and amortization costs had a net decline based on certain assets reaching their useful life, offset, to a lesser degree, by additional amortization and depreciation on current period acquisitions.

Feder, Kaszovitz, Isaacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, was a member of our Board of Directors from inception to August 25, 2006, at which time he chose not to stand for re-election. FKIWSBR fees are billed on an arms length basis. We incurred approximately $226,000 in legal fees (exclusive of disbursements) from FKIWSBR during the six months ended May 31, 2006.

Bad Debt (Recapture) and Expense Components Online Advertising and Media Service Activities

	Six Months Ended		Change	Change
	May 31,	May 31,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%

Online Advertising	$(264,829)	$36,575	$(301,404)	-824%
Search Engine Marketing	236,978	54,131	182,847	100%
Personals	-	-	-	0%
Internet game development	-	3,606	(3,606)	0%

Consolidated totals	$(27,851)	$94,312	$(122,163)	-130%

Bad Debt expense decreased on a net basis by approximately $122,000, or 130%, when comparing the six months ended May 31, 2007 with the six months ended May 31, 2006. The decrease is attributable to certain customer bad debt recaptures arising out of current settlements and full satisfaction of prior period settlements, offset by the bankruptcy filing of a Search client and adjustments to other smaller accounts in our Online Advertising and Search Engine Marketing activities, resulting in a net-bad debt recapture of approximately $28,000. Our allowance for bad debt results from our assessment of the risk of collection embedded in our customer base as described below.

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

OTHER NON-OPERATING INCOME (EXPENSE)

The components of our "Other non-operating income (expense)" are set forth below:

OTHER NON-OPERATING INCOME (EXPENSE)

	Six Months Ended		Change	Change
Other non-operating	May 31,	May 31,	Inc(Dec)	Inc(Dec)
income (expense):	2007	2006	$$$	%%%
Interest income and dividends	$574,827	$496,372	$78,455	16%
Realized gains (losses) on sale of
marketable securities	36,654	(18,352)	55,006	300%

Other non-operating income:
Other miscellaneous
income	30,452	7,233	23,219	100%
Foreign Currency Exchange Rate
Fees and interest expense	(29,775)	(29,584)	(191)	1%
Minority interest (income)	(48,000)	(288,000)	240,000	-83%

Total other non-operating
income:	$564,158	$167,669	$396,489	236%

Consolidated Other Non-operating Income (Expense) increased approximately $396,000, from approximately $168,000 for the six months ended May 31, 2006, to approximately $564,000 for the six months ended May 31, 2007.

The factors contributing to the increase are set forth in the order as shown in the above table:

(a)
Interest income increased approximately $78,000, or 16%, as the result of more favorable rates available during Fiscal 2007 as compared to Fiscal 2006 on principally the same cash and marketable security balances.

(b)	Realized gains on the sale of marketable securities increased by $55,000 when comparing the current fiscal period gains of $37,000, with the prior period’s comparable losses of $18,000.

(c)	Other miscellaneous income increased approximately $23,000 and primarily was the result of collections from various test marketing projects performed for our clients.

(d)
Minority Interest resulting from our EZ-Tracks partnership with Madacy Entertainment decreased from $288,000 in the six months ended May 31, 2006 to $48,000 during the six months ended May 31, 2007, as a result of the acquisition of the related minority interest by us during the first quarter of Fiscal 2007 (see “-Overview”).

MINORITY INTEREST

During Fiscal 2005, we entered into an agreement with Madacy Entertainment, through a newly created partnership, EZTracks LP, to market and promote EZTracks.com, our new web destination consisting of approximately 30,000 downloadable songs covering a wide array of musical genres. We, through a wholly-owned subsidiary, owned 50.7% of the partnership and were responsible for managing the operations of the business, including generating traffic to the website, as well as selling advertising on the site. Madacy Entertainment, through its wholly-owned subsidiary, owned 49.3% until January 1, 2007, at which time we acquired the 49.3% interest in the partnership. Prior to our acquisition of the interest, Madacy provided its inventory of music and an extensive library of music licensed from other parties. Madacy had limited involvement with certain aspects of operations. The results of operations for the six months ended May 31, 2007, and for the six months ended May 31, 2006, include the fully consolidated results of EZTracks LP with minority interest established to reflect Madacy’s ownership share of the partnership’s operating results, as applicable, for such periods.

The following table summarizes the results of EZTracks for the periods indicated below:

	Six Months Ended					Change	Change
	May 31,		May 31,			Inc(Dec)	Inc(Dec)
	2007 (4)		2006			$$$	%%%
Net Revenues	$895,997			$5,988,196		$(5,092,199)	-85%
Cost of Sales	790,398			5,273,859		(4,483,461)	-85%
Gross Profit	105,599			714,337		(608,738)	-85%
General and
Administrative Expenses	8,236			130,159		(121,923)	-94%
Net Income	$97,363	(1)	$	$ 584,178	(1)	$(486,815)	-83%
Minority interest	$48,000	(3)	$	$ 288,000	(2)	$(240,000)	-83%

(1) All items included in our Online Advertising and Media Service activities.

(2) Represents Madacy Entertainment's 49.3% minority interest.

(3) Represents Madacy Entertainment's 49.3% minority interest for the period December 1, 2006 to December 31, 2006, as effective January 1, 2007 we acquired Madacy Entertainment's 49.3% interest.

(4) Represents minority interest operations for the period December 1, 2006 to December 31, 2006.

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

Our income tax provision for the six months ended May 31, 2007 was approximately $1,228,000, which is tax expense related to current period operations.

The current year’s estimated effective rate relationship of 46.0% differs immaterially from our annual effective rate of 46.2% recognized during the year ended November 30, 2006. The slight change in the effective tax rate is primarily attributable to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2007, we had aggregate working capital of $30.5 million, compared to aggregate working capital of $31.7 million as of November 30, 2006. We had available cash, cash equivalents, equities and readily available marketable debt securities of $28.8 million as of May 31, 2007, compared to available cash, cash equivalents, equities and readily available marketable debt securities of $30.4 million as of November 30, 2006. The equity component of our marketable securities was $2.2 million at May 31, 2007 and $1.9 million at November 30, 2006.

Cash provided by operating activities was approximately $2.1 million for the six months ended May 31, 2007, compared to approximately $3.9 million provided by operating activities during the six months ended May 31, 2006, representing a net decrease in cash provided by operations of approximately $1.8 million. Changes in assets and liabilities of the business, net of acquisitions, used approximately $0.3 million in cash when comparing the six months ended May 31, 2007, with approximately $0.7 million in cash provided during the six months ended May 31, 2006, contributing to a net-decrease of approximately $1.0 million in cash provided by operations. The balance of the decline in cash provided by operating activities, or approximately $0.7 million, is principally attributable to decreases in deprecation and amortization of approximately $0.3 million and a decrease in minority interest of $240,000.

Cash used in investing activities was approximately $0.7 million during the six months ended May 31, 2007, compared to $2.7 million of cash provided by investing activities during the prior year’s comparable period. The net use of cash in investing activities during the six months ended May 31, 2007 related to net proceeds used for the acquisition of marketable securities being $1.1 million less than the proceeds generated from the sale of marketable securities, as compared to net proceeds from the sale of marketable securities exceeding proceeds used for the acquisition of marketable securities of approximately $3.9 million during the six months ended May 31, 2006. Additionally, investing activity cash expended for asset acquisitions during the six months ended May 31, 2007 was $1.6 million, which exceeded the $0.9 million in cash expended for asset acquisitions during the six months ended May 31, 2006. Investing cash used for capital expenditures remained relatively constant at approximately $0.2 million.

Cash used in financing activities was approximately $2.1 million for the six months ended May 31, 2007, compared to $2.6 million used in financing activities for the six months ended May 31, 2006. Fiscal 2007 financing cash flows were: (a) $292,000 less than the prior comparable fiscal period with respect to distributions to a minority interest holder (whose interest was acquired effective January 1, 2007); (b) $157,000 less than the prior comparable period with respect to payments required under capital lease obligations; with both (a) and (b) further supplemented by approximately $169,000 in increased financing cash flows provided by option exercises during the six months ended May 31, 2007. All of the above referenced increases in cash flows from financing activities were offset by a $71,000 increase in dividends paid.

Our days-sales-outstanding ("DSO") in accounts receivable at May 31, 2007 was 42 days, compared to 44 days at February 28, 2007, 45 days at November 30, 2006, and 56 days at August 31, 2006. The two day, or 4.5% decrease in the current quarter’s DSO compared to the first quarter of this fiscal year relates to our continued efforts in monitoring our clients and improving our rates of collection across all of our client relationships. Our DSO may rise above 42 days (as recognized during the three months ended May 31, 2007) in future fiscal periods as a result of changes in the components of our client mix or other potential factors not currently identifiable.

The majority of our customers are extended 30-day credit terms. In limited instances, customer credit is extended in ranges exceeding 30 days, and in very limited circumstances can exceed 180 days. We continually monitor customer adherence to credit terms and constantly strive to improve the effectiveness of our collection efforts with the goal of attaining, and then maintaining a DSO in the 35 to 40-day range. Future fiscal periods might not reflect this DSO goal, and might exceed the 42-day DSO recognized in the three-month period ended May 31, 2007.

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

Our future plans and business strategy may continue to call for our Internet-based Online Advertising and Media Service activities to be our sole operating focus as it was for the three and six-month periods ended May 31, 2007, as well as the years ended November 30, 2006 and 2005. Our cash demands for capital expenditures and equipment lease obligations have declined to $239,990 during the six months ended May 31, 2007 compared to $257,749 during the six months ended May 31, 2006. Our capital expenditures and capital lease obligation payments during the fiscal years ended November 30, 2004 to 2006 were: $141,052, $519,079 and $719,741, respectively. The significant portion of such capital expenditure was for email servers that substantially reduced our reliance on and related additional costs associated with third party email delivery suppliers. All other outlays for capital expenditures were also used to support other facets of our Online Advertising and Media Services business.

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

The M&S Agreement had provided, among other things, that EZ LP would market and promote EZTracks.com, our web destination consisting of downloadable songs licensed from Madacy (the “License”). Our subsidiary, which owned 50.7% of EZ LP, was responsible for managing the operations of the business, including generating traffic to the website, as well as selling advertising on the site. CIK Holdings Inc. (“CIK”), an entity associated with Madacy, owned 49.3% of EZ LP and licensed to EZ LP its inventory of downloadable music, including downloadable music licensed from other parties.

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

Concurrent with the execution of the Madacy/EZ Agreement, we entered into a Memorandum of Agreement dated March 13, 2007 with CIK, pursuant to which we acquired CIK’s 49.3% ownership of EZ LP (the “CIK Agreement”) (so that we own all of the limited partnership interests of EZ LP).

The purchase price consisted of 500,000 shares of our common stock (valued at approximately $2,717,000, using an average share price of $5.43 in accordance with the valuation standards set forth under Statement of Financial Accounting Standards 141 (Business Combinations), Paragraph 22, and $1,290,000 in cash, reduced by approximately $170,000 of a prior minority interest balance. In addition, we agreed to pay CIK additional consideration of between $1.25 million and $2.75 million in the event of a Traffix Sales Event or an EZ-Tracks Sale, each as defined in the CIK Agreement. The purchase price has been tentatively allocated as follows (subject to a purchase price allocation currently being prepared by an independent third party and expected to be completed by August 31, 2007): $2,254,000 was tentatively allocated to amortizable license-intangible and trade name with an assigned useful life of 7.5 years (the entire license term being 10 years) and the balance of the purchase price, or approximately $1,583,000, was allocated to unamortizable goodwill.

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

Additionally, in accordance with the terms of the acquisition agreement, for the period August 1, 2006 to January 31, 2007, we were liable for a combined additional purchase price payment of $375,000, which was settled by a cash payment of $300,000 and the issuance on May 4, 2007, of 14,620 shares, then having an approximate fair-market value of $75,000.

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

A summary table of future contractual commitments, for future minimum lease payments under non-cancelable operating leases and employment contracts, and other contractually binding agreements, as of May 31, 2007, are set forth below:

	Operating Leases		Employment agreements		Other	Total Contractual Obligations
	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic	Foreign
2007	$307,490	-	$1,023,322	$150,000	-	$1,330,812	$150,000
2008	556,269	-	365,463	325,000	-	921,732	325,000
2009	566,362	-	112,301	350,000		678,663	350,000
2010	574,180	-	16,241	-		590,421	-
2011	500,619	-	-	-	-	500,619	-

	$2,504,920	$-	$1,517,327	$825,000	$-	$4,022,247	$825,000

RELATED PARTIES

Feder, Kaszovitz, Isaacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, was a member of our Board of Directors from inception to August 25, 2006, at which time he chose not to stand for re-election. FKIWSBR fees are billed on an arms length basis. We incurred approximately $226,000 in legal fees (exclusive of disbursements) from FKIWSBR during the six months ended May 31, 2006.

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

Impairment of Goodwill, Other Intangibles and investment Portfolio Could Impact net Income

We carry goodwill and other identifiable intangibles on our balance sheet arising from current and prior-year acquisitions. We are required to review, at least annually goodwill for any asset impairment. If the review of the goodwill related to the subsidiaries organized to acquire such assets determines that such goodwill is impaired, then we will be required to recognize an impairment charge on such goodwill necessary to reduce the carrying value of the goodwill to its net realizable value. Should events occur that would give rise to such impairment charge, we would recognize decreased profitability to the extent of such adjustment. Cash flows would not be directly affected by the impairment charge, but cash flows would, most likely, be adversely affected as a result of the facts and circumstances that created the impairment charge. As of May 31, 2007, we reviewed our annual analysis performed August 31, 2006, and determined there continues to be no impairment, and have not recognized any events through the date of this report that would negatively impact goodwill, or otherwise require an impairment charge.

Market Fluctuation and Debt Repayment Risk of Marketable Securities Investment Portfolio

We maintain an investment portfolio that is managed by prominent financial institutions. The portfolio includes high-grade corporate commercial paper and auction rate securities, and common stock equities, all of which are held for varying periods of time, pursuant to maturity dates, market conditions and other factors. The fair value of our investments in the common stock of publicly traded companies as of May 31, 2007 amounted to approximately $2.2 million. These investments are subject to market price volatility, in addition to the potential for business failure at the company level. Moreover, due to the potential for an economic downturn and the potential of related fiscal difficulties that may be faced by some of the companies in which we have investments, our investment portfolio could become impaired by the failure of such companies to fulfill their responsibility of adhering to the repayment of principal upon maturity. Additionally, our cash flows and interest income could be negatively impacted by Federal Reserve Bank interest rate reductions, if any.

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

DADA USA INC. f/k/a DADAMobile Inc. v. Q121 Inc. d/b/a MXFOCUS and Banca Intesa SpA

In September 2006, DADA USA Inc. (“Dada”) filed this action in Supreme Court of the State of New York, New York County (Index No. 603365/06).

The action related to a marketing agreement between Dada and Q121 Inc., our subsidiary. Dada alleged, inter alia, that Q121 Inc. breached the agreement by using unapproved advertisements or failing to prevent sub-publishers from using approved ads in an unapproved manner or misappropriating confidential information or diverting customers; and that it engaged in unfair competition. The complaint sought damages in an amount which the plaintiff alleged it believed to be in excess of ten million dollars.

This matter has been settled and we have received a release from Dada; we made no payment to Dada as part of the settlement.

Simultaneously with this settlement, we also settled a claim we had asserted against the parent of Dada USA with respect to a separate marketing agreement (Q121, Inc. v. Dada Mobile S.p.A., U.S. District Court, Southern District of New York, No. 06 CV. 11342). Pursuant to that settlement, we received a payment of $350,000 and exchanged releases.

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

Curtis J. Jackson/Shoot the Rapper Ads

In May 2007, representatives of the rapper Curtis J. Jackson (p/k/a 50 Cent) contacted us with respect to certain ads which they claimed used Mr. Jackson’s image without authority. We thereafter ceased using that copy and replaced it with a new one.  Mr. Jackson's representatives have, however, again contacted us and claimed that the ads continue to run; they have advised that their client is willing to settle the matter for a payment of $500,000; and they have threatened to file a complaint in Supreme Court, New York County.  We believe that there is no merit to the claim and, in the event it is not resolved amicably, we intend vigorously to defend against any complaint that may be filed.

Tactara LLC

In June 2007, Tactara LLC (“Tactara”) filed a complaint in the Superior Court of California, Los Angeles, alleging that we breached a service order agreement and seeking damages of $189,000 plus interest. Our contract with Tactara provides for arbitration; we have requested that the action be withdrawn; and counsel are currently working on a stipulation to stay the action. We believe that there is no merit to the claim and in the event Tactara commences arbitration, we intend vigorously to defend against it.

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

We May Not Continue To Pay Dividends On Our Equity Securities.

We have paid a dividend of $0.08 per share of our common stock in the last sixteen fiscal quarters and have declared a dividend payable on or about August 10, 2007 to holders of record of our common stock at the close of business on August 1, 2007. The declaration of each such dividend was approved by our Board of Directors upon the conclusion of each quarter. We can give you no assurances that our Board will declare any dividends in future fiscal periods. Any further declarations will depend upon our performance, the level of our then current and retained earnings and other pertinent factors relating to our financial position. You should not rely on any prior approvals of our Board as an indicator of its intent to approve the declaration of any dividends in the future.

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

Demand For Our Services May Decline Due To The Proliferation Of "Spam" And Software Designed To Prevent Its Delivery.

Our business may be adversely affected by the proliferation of "spam" and other unwanted Internet solicitations. In response to such proliferation, Internet Service Providers ("ISP's") have been adopting technologies, and individual computer users are installing software on their computers that are designed to prevent the delivery of certain Internet advertising, including legitimate solicitations such as those delivered by us. We cannot assure you that the number of ISP's and individual computer users who employ these or other similar technologies and software will not increase, thereby diminishing the efficacy of our services. In the case that one or more of these technologies are widely adopted or the software widely utilized, demand for our services would decline. During the six months ended May 31, 2007 we recognized a decline in our email marketing revenue of approximately 55% when compared to the six months ended May 31, 2006. We believe that such decline is the result of the factors mentioned above, and may continue to decline at higher rates in future fiscal periods.

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

Our executive officers and directors beneficially own 2,242,267 shares of our outstanding common stock representing approximately 14.93% of the total of our outstanding shares before the exercise of any outstanding options. Accordingly, such persons will be able to exercise substantial control in the election of our directors, increases in our authorized capital, our dissolution or merger, or sale of our assets, and otherwise influence the control of our affairs. As a result, potential purchasers may not seek to acquire control of our Company through the purchase of common stock which may tend to reduce the market price of our common stock. In addition, we are subject to provisions of the General Corporation Law of the State of Delaware respecting business combinations which could, under certain circumstances, also hinder or delay a change in control.

Item 5. Other Information

On July 16, 2007, we issued a press release announcing (i) our results of operations for the quarter ended May 31, 2007; and (ii) that our Board of Directors, on July 13, 2007, had declared a dividend of $0.08 per share to shareholders of record as of August 1, 2007, payable on or about August 10, 2007. A copy of such release is filed herewith as an exhibit.

Item 6. Exhibits

Exhibit
Number

3.1.1	Articles of Incorporation of the Company, as amended (1)

3.1.2	Amendment to the Articles of Incorporation of the Company (2)

3.2	By-Laws of the Company (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer *

32.2	Section 1350 Certification of Chief Financial Officer *

99.1	July 16, 2007 Press Release*

*  Filed herewith.

(1)	Filed as an Exhibit to the Company's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company's Registration Statement on Form S-1, dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAFFIX, INC.

By:	/s/ Jeffrey L. Schwartz
Jeffrey L. Schwartz
Date: July 16, 2007	Chairman and CEO Chairman and CEO (Principal Executive Officer)

By:	/s/ Daniel Harvey
Daniel Harvey
Date: July 16, 2007	Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit
Number

3.1.1	Articles of Incorporation of the Company, as amended.(1)

3.1.2	Amendment to the Articles of Incorporation of the Company.(2)

3.2	By-Laws of the Company.(3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer *

32.3	Section 1350 Certification of Chief Financial Officer *

99.1	July 16, 2007 Press Release*

*  Filed herewith.

(1)	Filed as an Exhibit to the Company's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company's Registration Statement on Form S-1, dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.