Form 10-Q
period 2007-08-31
TRAFFIX INC
filed 2007-10-15
CIK 1000297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

or

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

The number of shares outstanding of the Registrant's common stock is 15,160,077 (as of 10/12/07).

TRAFFIX, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
QUARTER ENDED AUGUST 31, 2007

ITEMS IN FORM 10-Q

		Page
Part I	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at August 31, 2007 (Unaudited) and November 30, 2006 (Audited)	4

	Consolidated Statements of Income for the three and nine months ended August 31, 2007 and August 31, 2006 (Unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended August 31, 2007 and August 31, 2006 (Unaudited)	6

	Consolidated Statement of Shareholders’ Equity for the nine months ended August 31, 2007 (Unaudited)	7

	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	None

Item 4.	Controls and Procedures	81

Part II	Other Information

Item 1.	Legal Proceedings	83

Item 1A.	Risk Factors	85

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	94

Item 5.	Other Information	94

Item 6.	Exhibits	95

Signatures		97

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

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31,	November 30,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,722,855	$8,972,197
Marketable securities	20,676,309	21,433,775
Accounts receivable, trade, net of allowance for doubtful accounts
of $813,269 at August 31, 2007 and $1,079,661 at November 30, 2006	10,072,841	8,975,402
Deferred income taxes	266,047	451,909
Prepaid expenses and other current assets	643,132	957,674
Total current assets	40,381,184	40,790,957
Property and equipment, net	1,807,988	1,965,183
Goodwill	9,942,601	7,913,007
Other intangibles, net	2,577,256	1,210,257
Deferred income taxes	1,151,446	846,223
Total assets	$55,860,475	$52,725,627
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$5,426,845	$4,692,374
Accrued expenses	3,234,173	3,831,223
Due to related parties	-	90,000
Income taxes payable	760,754	470,000
Total liabilities	9,421,772	9,083,597
Minority interest	-	313,637
Commitments and contingencies
Shareholders' equity
Preferred stock - $.001 par value; 1,000,000 shares authorized;
none issued and outstanding	-	-
Common stock - $.001 par value; authorized 50,000,000 shares; issued
and outstanding 15,130,910 shares and 14,365,671 shares, respectively	15,130	14,365
Additional paid-in capital	45,166,822	42,286,760
Retained earnings	-	-
Accumulated other comprehensive income	1,256,751	1,027,268

Total shareholders' equity	46,438,703	43,328,393
Total liabilities and shareholders' equity	$55,860,475	$52,725,627

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2007	2006	2007	2006
Net revenue	$25,734,028	$19,698,883	$63,568,699	$55,685,827
Cost of revenue	18,807,892	12,576,905	44,267,516	35,407,074
GROSS PROFIT	6,926,136	7,121,978	19,301,183	20,278,753

Selling expenses	947,976	1,473,299	3,209,383	4,683,465
General and administrative expenses	4,409,013	3,899,851	12,443,786	11,982,007
Bad debt (recapture) expense	(62,152)	80,028	(90,003)	174,340
INCOME FROM OPERATIONS	1,631,299	1,668,800	3,738,017	3,438,941
Other income (expense):
Interest income and dividends	288,171	277,972	862,998	774,344
Realized gains (losses) on marketable securities	(7,218)	12,854	29,436	(5,498)
Other non-operating income (expense)	18,366	(3,005)	19,043	(25,356)
Minority interest in income of
consolidated subsidiary	-	(144,000)	(48,000)	(432,000)

INCOME BEFORE PROVISION
FOR INCOME TAXES	1,930,618	1,812,621	4,601,494	3,750,431
Provision for income taxes	1,082,756	970,573	2,310,530	1,848,704

NET INCOME	$847,862	$842,048	$2,290,964	$1,901,727

Basic earnings per share (Note 3):
Net income	$0.06	$0.06	$0.15	$0.13
Weighted average shares outstanding	15,046,108	14,359,171	14,798,507	14,286,215

Diluted earnings per share (Note 3):
Net income	$0.06	$0.06	$0.15	$0.13
Weighted average shares outstanding	15,155,860	14,547,567	15,057,786	14,483,124
Cash dividends declared per common share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	August 31,	August 31,
	2007	2006
Cash flows from operating activities:
Net income	$2,290,964	$1,901,727
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,588,541	1,710,832
Stock-based compensation	241,675	589,060
Provision for uncollectible accounts	(90,003)	174,340
Deferred income taxes	(81,623)	249,781
Net (gains) losses on sale of marketable securities	(45,831)	5,498
Minority interest	48,000	432,000
Changes in assets and liabilities of business, net of acquisitions:
Accounts receivable	(1,007,436)	(785,617)
Prepaid expenses and other current assets	314,542	204,135
Accounts payable	734,471	(1,375,849)
Income taxes payable	290,954	(151,936)
Due to related parties	(90,000)	(5,076)
Other, principally accrued expenses	(639,217)	186,634
Net cash provided by operating activities	3,554,837	3,135,529
Cash flows from investing activities:
Purchases of securities	(90,871,833)	(131,536,228)
Proceeds from sales of securities	91,564,137	131,090,897
Payment for asset acquisition, net of cash received	(1,590,000)	(907,918)
Capital expenditures	(324,662)	(369,184)
Net cash used in investing activities	(1,222,358)	(1,722,433)
Cash flows from financing activities:
Dividends paid	(3,557,914)	(3,428,211)
Distribution to minority interest holder	(144,000)	(436,000)
Repayment of capital lease obligation	(5,833)	(222,833)
Proceeds from stock options exercised	953,602	219,215
Excess tax benefits from stock-based compensation	160,833	28,689
Net cash used in financing activities	(2,593,312)	(3,839,140)
Effect of exchange rate changes on cash and cash equivalents	11,491	8,111
Net decrease in cash and cash equivalents	(249,342)	(2,417,933)
Cash and cash equivalents, beginning of period	8,972,197	9,335,723
Cash and cash equivalents, end of period	$8,722,855	$6,917,790

See Notes (1), (2), (4), (6) and (11) for a summary of noncash investing and financing activities.

The accompanying notes are an integral part of these financial statements

TRAFFIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED AUGUST 31, 2007
(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amounts	Capital	Earnings	Income(Loss)	Equity
Balance, November 30, 2006	14,365,671	$14,365	$42,286,760	$-	$1,027,268	$43,328,393

Net income for the nine months
ended August 31, 2007				2,290,964		2,290,964
Unrealized losses on available-for-sale securities					(73,255)	(73,255)
Foreign Currency Translation
adjustment					302,738	302,738
Comprehensive Income						2,520,447
Stock-based compensation expense			241,675			241,675
Dividends declared			(1,266,950)	(2,290,964)		(3,557,914)
Stock option exercises	250,619	250	953,352			953,602
Tax benefit from exercise of
stock options			160,833			160,833
Common stock issued in connection
with terms of prior year acquisition	14,620	15	74,985			75,000
Common stock issued in connection
with terms of current year acquisition of minority interest	500,000	500	2,716,167			2,716,667
Balance, August 31, 2007	15,130,910	$15,130	$45,166,822	$-	$1,256,751	$46,438,703

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

Principally, estimates are used in reserves for uncollectible receivables, recoverability of long-lived assets, and the realizability of deferred tax assets. Additionally, at times, the Company may have the potential for exposure resulting from pending and/or threatened litigation. See Note 10, infra.

Management’s estimates and assumptions are continually reviewed against actual results with the effects of any revisions being reflected in the results of operations at that time.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2006. The consolidated balance sheet at November 30, 2006 was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles accepted in the United States of America. The results of operations for the three and nine-month periods ended August 31, 2007 are not necessarily indicative of the results to be expected for the subsequent quarter or the full fiscal year ending November 30, 2007.

Certain prior year amounts in the unaudited consolidated financial statements have been reclassified to conform to the current and prior year’s presentation.

During the nine months ended August 31, 2007 and August 31, 2006, options for 250,619 shares and 47,331 shares of the Company’s common stock, respectively, were exercised by its employees and directors. Tax benefits of $241,675 and $28,689 in the nine months ended August 31, 2007 and August 31, 2006, respectively, resulting from the exercise of these options, were recorded as an increase to additional paid-in capital and a reduction of income taxes currently payable.

Recent Accounting Pronouncements

There have been no material changes to the recent pronouncements as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2006.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are included in its Form 10-K for the year ended November 30, 2006. During the nine months ended August 31, 2007, there were no significant changes in the Company’s accounting policies.

Transactions with Major Customers and Other Revenue Concentrations

In prior fiscal periods a significant portion of the Company’s revenue was dependent on a limited number of major customers. The Company focuses on modifying its business methods and practices, including diversification of its revenue drivers, in an effort to diversify its customer base. There can be no assurance that the Company will be successful in such efforts. After giving affect to the Company’s business planning and diversification to minimize major customer reliance, the three and nine-month periods ended August 31, 2007 and 2006 include two and one customer, respectively, which equaled or exceeded 10% of the Company’s consolidated net revenue. The Company’s five largest customers during the three months ended August 31, 2007 accounted for 21.0%, 11.6%, 6.0%, 5.8% and 4.9% of consolidated net revenues during such period. The Company’s five largest customers during the nine months ended August 31, 2007 accounted for 10.2%, 9.7%, 7.2%, 6.8% and 6.1% of consolidated net revenues during such period.

As more fully described in Note 11, “Subsequent Events”, the Company has executed a definitive Agreement and Plan of Merger with New Motion, Inc. (NASDAQ NWMO.OB). As identified above, New Motion, Inc. was the Company’s largest customer during the three and nine-month periods ended August 31, 2007, and accounted for 21.0% and 10.2% of revenues, respectively.

During the nine months ended August 31, 2007, 3.1% of the Company’s revenue was derived from its proprietary Personals service, iMatchUp.com., as compared to 9.4% of revenue during the comparable prior year’s period.

Stock-based Compensation

As a result of the adoption of the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), effective December 1, 2005, the Company’s net income for the three and nine-month periods ended August 31, 2007 and August 31, 2006 includes $82,714 and $115,725, and $241,675 and $589,060, respectively, of compensation expense and $28,123 and $40,144, and $82,170 and $202,766, respectively, of income tax benefits related to the Company’s stock options and restricted stock grants. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of general and administrative expenses.

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

	Nine Months Ended
	August 31,	August 31,
	2007	2006
Supplemental Cash Flow Disclosure
Cash paid during the nine months ended for:
Income taxes paid (refunds received), net	$2,234,599	$1,352,155

Non-cash Investing and Financing Activities

Non-cash investing and financing activities are excluded from the consolidated statement of cash flows. For the nine months ended August 31, 2007 and August 31, 2006, non-cash activities included the following items:

Investing Activities:

Nine Months Ended
	August 31,	August 31,
Stock Issued in connection with Acquisitions (Also see notes 6 and 8)	2007	2006
Hot Rocket Marketing, Inc.	-see (1) below	-see (2) below
EZTracks, L.P.	-see (1) below	$-

(1) The Company issued 500,000 shares of its common stock on March 8, 2007, having a fair market value of $2,716,667. The issuance of such shares related to the Company’s minority interest acquisition in EZTracks, L.P. Approximately 14,200 shares of the Company’s common stock, valued at $75,000, were issued on April 25, 2007, as those shares related to a contingent earn-out attained by the Company’s Hot Rocket Marketing, Inc. subsidiary, effective January 31, 2007 (see Note 6).

(2) On May 10, 2006, as partial payment of contingent purchase price (see Note 6), the Company issued 103,354 shares of common stock having a fair market value of $580,690.

Non-cash investing activities for marketable securities relating to unrealized gains and (losses) were ($110,993) and $17,454, for the nine months ended August 31, 2007 and 2006, respectively.

3. Earnings Per Share

The following table sets forth the reconciliation of the weighted average shares used for basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2007	2006	2007	2006
Denominator:
Denominator for basic earnings per share-
weighted average shares	15,046,108	14,359,171	14,798,507	14,286,215
Effect of dilutive securities:
Stock options	109,752	188,396	259,279	196,909
Denominator for diluted earnings per share-
adjusted weighted average shares	15,155,860	14,547,567	15,057,786	14,483,124

Options to purchase 1,753,700 and 2,212,650 shares of common stock for the three and nine month periods ended August 31, 2007 and 2006, respectively, were outstanding but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

4. Comprehensive Income (Loss)

The Company presents foreign currency translation adjustments and unrealized gains and losses on its marketable securities (net of tax, when applicable) as a component of “comprehensive income (loss)” and are presented below:

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2007	2006	2007	2006
Net income	$847,862	$842,048	$2,290,964	$1,901,727

Other comprehensive income (loss) , net of tax:

Foreign currency translation adjustment	62,382	(11,287)	302,738	145,419

Unrealized (losses) gains from available-for-sale securities, arising during the three and nine-month periods, net of deferred income taxes of ($91,487) and $($4,135) for August 31, 2007 and ($37,737) and $-0- for August 31, 2006	(177,592)	(23,910)	(73,255)	(4,463)

Add: reclassification adjustments for gains realized in net income, net of tax effect of $-0- for the nine months ended August 31, 2006	-	-	-	(8,834)

Comprehensive income	$732,652	$806,851	$2,520,447	$2,033,849

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

Total advertising and marketing costs included in cost of revenue for the three months ended August 31, 2007 and 2006 were approximately $18.8 million and $12.6 million, respectively, and for the nine months ended August 31, 2007 and 2006 were approximately $44.3 million and $35.4 million, respectively.

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

The purchase price consisted of 500,000 shares of the Company’s common stock (valued at approximately $2,717,000, using an average share price of $5.43 in accordance with the valuation standards set forth under Statement of Financial Accounting Standards 141 (Business Combinations), Paragraph 22, and $1,290,000 in cash, reduced by approximately $170,000 of a prior minority interest balance. In addition, the Company agreed to pay CIK additional consideration of between $1.25 million and $2.75 million in the event of a Traffix Sales Event or an EZ-Tracks Sale, each as defined in the CIK Agreement. The purchase price has been tentatively allocated as follows (subject to a purchase price allocation currently being prepared by an independent third party): $2,254,000 to amortizable intangibles, with an assigned useful life of 7.5 years and the balance of approximately $1,583,000 allocated to unamortizable goodwill.

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

Additionally, in accordance with the terms of the acquisition agreement, for the period August 1, 2006 to January 31, 2007, the Company was liable for a combined additional purchase price payment of $375,000, which was settled by a cash payment of $300,000 and the issuance of approximately 14,620 shares, then having an approximate fair market value of $75,000, on April 25, 2007.

The terms of the acquisition agreement also provided for additional contingent payments of purchase price for the periods February 1, 2006 through July 31, 2006, and February 1, 2006 to January 31, 2007, upon the attainment of certain EBITDA thresholds as specified in the acquisition agreement. Hot Rocket did not reach either of the EBITDA thresholds for those periods.

7. Accrued Expenses

Accrued expenses are comprised of the following at:

	August 31,	November 30,
	2007	2006
	(Unaudited)
Accrued payroll and bonuses	$1,172,606	$1,553,107
Advances from customers	412,991	634,353
Accrued fee share liabilities	108,627	309,494
Capital lease obligations	-	6,844
Accrued marketing media costs	345,654	690,729
Accrued search engine marketing costs	286,391	119,153
Accrued professional fees	400,023	289,244
Minority interest income payable - December 2006	48,000	-
Accrued email costs	142,820
Accrued property taxes	23,260	30,380
Accrued straight-line rent concession	78,109	82,705
Other accrued liabilities	215,692	115,214
Total accrued liabilities	$3,234,173	$3,831,223

8. Goodwill and Identifiable Intangibles Assets

The gross carrying value of goodwill and the gross carrying value and accumulated amortization of other intangibles are as follows:

	As of August 31, 2007		As of November 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Unamortized intangible assets:
Goodwill	$9,942,601		$7,913,007

Amortizable Intangible Assets:
GroupLotto identifiable intangibles:
GroupLotto Site Brand Recognition	$722,922	$722,922	$722,922	$722,922
GroupLotto Database	433,754	433,754	433,754	433,754
Intellectual Property Assets	289,169	289,169	289,169	289,169
Marketing Right License Fee	246,915	177,943	246,915	131,756

Infiknowledge identifiable intangibles:
Internet Game Suite	290,913	289,788	269,169	266,523
Intellectual Property Assets	218,183	217,339	201,876	199,891
Market Position Acquired	242,426	241,488	224,307	222,102

Thanksmuch identifiable intangibles:
Profiled customer data	50,000	50,000	50,000	50,000
Restrictive Covenants	10,000	10,000	10,000	10,000

SendTraffic identifiable intangibles:
Restrictive Covenants	523,109	523,109	523,109	422,609
Software	963,951	914,425	963,951	716,672

Hot Rocket identifiable intangibles
Restrictive Covenants	569,394	297,667	569,394	212,257
Software	1,012,257	881,976	1,012,257	628,911

EZ Tracks identifiable intangibles
Music Licensing and trade name	2,254,218	200,375	-	-
Total amortizable intangible assets	$7,827,211	$5,249,955	$5,516,823	$4,306,566

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

The future Online Advertising and Media Services activities intangible amortization expense for the next five fiscal years is estimated to be as follows:

	2007	2008	2009	2010	2011
GroupLotto Identifiable
Intangible amortization:
Licenses	$13,168	$45,804	$10,000	$-	$-

Total Group's amortization	13,168	45,804	10,000	-	-

Infiknowledge Identifiable
Intangible amortization:
Internet Game Suite	132	551	443	-	-
Intellectual Property Assets	100	412	332	-	-
Market Position Acquired	113	457	367	-	-

Total Group's amortization	345	1,420	1,142	-	-

SendTraffic Identifiable
Intangible amortization:
Restrictive Covenants	-	-	-	-	-
Software	37,145	12,381	-	-	-

Total Group's amortization	37,145	12,381	-	-	-

Hot Rocket Identifiable
Intangible amortization:
Restrictive Covenants	28,470	113,878	113,879	15,500	-
Software	84,354	45,927	-	-	-

Total Group's amortization	112,824	159,805	113,879	15,500	-

EZ Tracks Identifiable
Intangible amortization:
Music Lic.and trade name	75,141	300,562	300,562	300,562	300,562
Total Group's amortization	75,141	300,562	300,562	300,562	300,562

Summary of Identifiable
Intangibles:
GroupLotto:	13,168	45,804	10,000	-	-
Infiknowledge:	345	1,420	1,142	-	-
SendTraffic:	37,145	12,381	-	-	-
Hot Rocket:	112,824	159,805	113,879	15,500	-
EZ Tracks:	75,141	300,562	300,562	300,562	300,562
Totals	$238,623	$519,972	$425,583	$316,062	$300,562

9. Income Taxes

The Company’s income tax provision for the three and nine months ended August 31, 2007 was approximately $1,083,000 and $2,311,000, respectively, which represents expense related to current year operations.

The Company’s income tax provision for the three and nine months ended August 31, 2006 was approximately $971,000 and $1,849,000, respectively, which represents expense related to current year operations.

The effective annualized income tax rate for the three and nine months ended August 31, 2007 was 56.0% and 50.2%, respectively. This Fiscal 2007 estimated effective rate correlates with the Company’s annual effective income tax rate of 46.2% as recognized in the fiscal year ended November 30, 2006, after consideration of the impact on tax expense attributable to expenses incurred and expected to be incurred, arising out of our current merger activities.

10. Litigation

The Company is subject to legal proceedings, lawsuits and other claims, brought by: (1) consumers of our products and services; (2) our clients; (3) consumers of our clients’ products and services; and (4) others bringing claims that arise in the normal course of our business. Legal proceedings are subject to numerous uncertainties rendering the prediction of their outcome difficult. As a result of such uncertainty, we are unable to estimate the ultimate outcome of any of the subsequently mentioned claims; however, we believe that individually, and in the aggregate, the ultimate settlement of the subsequently mentioned claim(s) should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Hatton v. Prize America/Prize Distributors

In or about October 2005 Brandon Hatton filed a pro se action in the U.S. District Court, Middle District of Tennessee (No. 05 CV 00073) and was also granted permission to proceed in forma pauperis. The complaint, as amended, alleges that at some time between June 2002 and July 2004 the plaintiff won a prize and that defendant failed to pay/deliver, and claims damages of $391 million. In December 2006, the Company learned that plaintiff had attempted to serve process; Company counsel made a special appearance and moved to dismiss the action on jurisdictional grounds. That application was denied in August 2007 and plaintiff has served process. A preliminary conference has been held and the case will now proceed to discovery. The Company believes that there is no merit to this claim and intends vigorously to defend the action.

Curtis J. Jackson/Shoot the Rapper Ads

In late July 2007, the rapper Curtis J. Jackson (p/k/a 50 Cent) filed a complaint against the Company in Supreme Court, New York County (Index No. 602445/07). The complaint refers to certain banner ads published by the Company and alleges that 50 Cent’s image was used in those ads without his permission. The complaint asserts claims under New York Civil Rights Law, for intentional and negligent infliction of emotional distress, defamation, and unjust enrichment. It seeks damages in excess of one million dollars, as well as injunctive relief. When plaintiff’s representatives originally contacted the Company regarding this matter in May 2007, the Company ceased using the ad copy about which they complained and replaced it. Plaintiff’s representatives have advised that their client is willing to settle the matter for a payment of $500,000. The Company has reported the matter to its insurance carrier, which is providing a defense, although the retainage on the policy is $100,000, with such retainage being treated as a period expense in the three and nine-month periods ended August 31, 2007. Currently, counsel to the Company is engaged in settlement discussions with plaintiff’s counsel. We believe that there is no merit to the claim and, in the event it is not resolved amicably, the Company intends vigorously to defend against it.

Tactara LLC

In June 2007, Tactara LLC ("Tactara") filed a complaint in the Superior Court of California, Los Angeles, alleging that the Company breached a service order agreement and seeking damages of $189,000 plus interest. The Company’s contract with Tactara provides for arbitration and the Company has requested that the action be withdrawn. In September 2007, Tactara withdrew the court action without prejudice and served an arbitration demand with a claim of approximately $208,000 which appears to include some amounts unrelated to the subject contract. The Company is currently in settlement negotiations with Tactara’s counsel. The Company believes that there is no merit to the claim and in the event the matter is not settled, the Company intends vigorously to defend against it.

11. Subsequent Events

Merger with New Motion, Inc.

On September 26, 2007, the Company executed a definitive Agreement and Plan of Merger (the “Merger Agreement”) with New Motion, Inc., a Delaware corporation (“NM”), and NM Merger Sub, a Delaware corporation and wholly-owned subsidiary of NM (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, the separate existence of Merger Sub shall cease, and the Company will continue as the surviving corporation in the merger, thus becoming a wholly-owned subsidiary of NM (the “Merger”).

At the effective time of the Merger, the Company’s stockholders will receive shares of NM’s common stock in exchange for all of its outstanding shares of common stock (the “Merger Consideration”). As a result of the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive 0.683 of a share of NM common stock based on the Company’s capitalization as of September 24, 2007. In the aggregate, on a fully diluted basis, NM will issue 11,917,520 shares of its common stock. The exchange ratio and the aggregate number of shares are subject to adjustment as provided in the Merger Agreement if certain contingent matters are not resolved in accordance with the requirements and conditions referenced in the Merger Agreement.

Under the terms of the Merger Agreement, each outstanding stock option to purchase shares of the Company’s common stock will convert into and become an option to purchase common stock of NM upon the same terms and conditions as the outstanding options, except that the number of shares for which the new option may be exercised and the exercise price of the new option will be adjusted consistent with the applicable exchange ratio in the Merger.

It is the intent of the parties that the aggregate Merger Consideration, together with the shares of NM’s common stock to be issued to holders of the Company’s options upon their exercise, at the effective time of the Merger, will constitute approximately 45% of the shares of NM’s capital stock outstanding immediately after the Merger on a fully diluted basis, assuming the exercise of all outstanding NM options and warrants and settlement of certain contingent matters described in the Merger Agreement.

The board of directors of each of the Company and NM has recommended approval of the transaction by its shareholders. In addition, a special committee of the Company’s independent directors recommended approval of the Merger to the Company’s full board of directors. Mr. Jeffrey L. Schwartz (the Company’s chief executive officer and chairman of the board) and Mr. Andrew Stollman (the Company’s president), who hold an aggregate of 14.60 % of our outstanding shares, have agreed to vote in favor of the transaction pursuant to the terms of certain stockholder agreements between them and NM entered into on September 26, 2007. Pursuant to the terms of Mr. Schwartz’s agreement he may sell up to 1,223,270 shares between the date of the Merger Agreement and the date of the stockholder’s meeting to vote on the Merger. Similarly, stockholders of NM holding an aggregate of 29.60% of NM’s outstanding shares have agreed to vote in favor of the transaction pursuant to the terms of certain stockholder agreements entered into with the Company on September 26, 2007. Other than with respect to Mr. Schwartz’s right to sell certain of his shares, the provisions of all of the stockholder agreements are similar.

The consummation of the Merger is subject to the receipt of any necessary governmental consents or clearances, and other customary closing conditions, including approval by shareholders of both companies. Subject to satisfaction of all closing conditions, the Merger is expected to close by the end of 2007 or during the first quarter of 2008.

 The Merger Agreement further contains certain termination rights for both the Company and NM. If the Merger Agreement is terminated, it will be void, and there will be no liability or obligation of any party except that each party will remain liable for its willful and material breach of the Merger Agreement, and designated provisions of the Merger Agreement, including the confidential treatment of information and the allocation of fees and expenses, including, if applicable, the termination fees described below, will survive termination.

Upon termination, the terminating party will pay a $4 million termination fee to the other party if (i) the board of directors of the terminating party has, pursuant to the Merger Agreement, made an adverse recommendation and such party has timely elected to terminate the Merger Agreement; (ii) the board of directors of the terminating party has, pursuant to the Merger Agreement, made an adverse recommendation as a result of a development after September 26, 2007, and such party has additionally materially breached its obligations under the Merger Agreement by failing to call its stockholder meeting or prepare and mail the applicable Proxy Statement; or (iii) the terminating party has effected a change in recommendation other than in accordance with the provisions of the Merger Agreement or approved, recommended or entered into an agreement with respect to an “acquisition proposal” (as defined in the Merger Agreement) other than in accordance with the provisions of the Merger Agreement.

In addition, if (i) either party terminates the Merger Agreement because the stockholder vote required to approve the Merger has not been obtained upon a vote taken at the other party’s stockholders meeting and (ii) after March 26, 2007 and before the other party’s stockholders meeting an acquisition proposal is communicated to the other party, then such party will pay $1,000,000 of the termination fee within three business days following such termination; and if (iii) within twelve months of the date of the Merger Agreement termination, the other party or any of its subsidiaries executes any definitive agreement with respect to, or consummates, any acquisition proposal, then such party will pay the remaining $3,000,000 of the termination fee upon the date of such execution or consummation.

Furthermore, if (i) either party terminates the Merger Agreement because the Merger is not consummated on or before January 14, 2008, or, in the event the joint Form S-4/Proxy Statement has not been declared effective on or before November 15, 2007, if either party terminates the Merger Agreement because the Merger has not been consummated on or before February 28, 2008, and (ii) before such termination there is an acquisition proposal with respect to a party, then the party receiving the acquisition proposal will pay $1,000,000 to the other party within three business days following such termination and if within twelve months of the date of the Merger Agreement termination, the party receiving the acquisition proposal or any of its subsidiaries executes any definitive agreement with respect to, or consummates, any acquisition proposal, then such party will pay the remaining $3,000,000 of the termination fee upon the date of such execution or consummation.

Upon completion of the Merger, Mr. Burton Katz, the current chief executive officer of NM will lead the combined company as chief executive officer and Mr. Stollman will serve as president. Mr. Schwartz will step down as chairman and a director of the Company. Furthermore, the employment agreement between the Company and Mr. Schwartz will be terminated and NM and Mr. Schwartz will enter into a consulting agreement with a two year term. In consideration for terminating his employment agreement, Mr. Schwartz will receive a lump sum payment of One Million Five Hundred Thousand Dollars ($1,500,000) upon the effective time of the Merger. The terms of Mr. Schwartz’s consulting agreement will call for him to provide NM with consulting services, in consideration for which he will be paid at least $200,000 per annum. In addition, Mr. Schwartz will receive health insurance and benefits similar to those he receives under his existing employment agreement with the Company.

The board of directors of the combined company following the Merger will initially consist of seven persons, with three persons designated by NM, two of whom will be independent directors, three persons designated by the Company, two of whom will be independent directors, and the chief executive officer of the combined company.

The terms of the Merger Agreement and the transactions contemplated by the Merger Agreement are qualified in their entirety by reference to the full text of the Merger Agreement, a copy of which is available as an attachment to the Company’s Form 8-K announcing the transaction, as filed on September 27, 2007. The Merger Agreement, as included in such Form 8-K, has been included to provide investors and security holders with information regarding its terms and conditions. It is not intended to provide any other factual information about NM. The Merger Agreement contains representations and warranties that the parties to the Merger Agreement made to and solely for the benefit of each other. The assertions embodied in such representations and warranties are qualified by information contained in confidential disclosure schedules that the parties exchanged in connection with signing the Merger Agreement. Accordingly, investors and security holders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances, since they were only made as of the date of the Merger Agreement and are modified in important part by the underlying disclosure schedules. Moreover, information concerning the subject matter of such representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

NM was the Company’s largest customer during the three and nine-month periods ended August 31, 2007, and accounted for 21.0% and 10.2% of revenues, respectively.

Third Quarter Dividend

On October 11, 2007, the Company’s Board of Directors declared a dividend of $0.08 per share on the outstanding shares of the Company’s common stock for the quarter ended August 31, 2007. Such dividend is payable on or about November 10, 2007 to holders of record of such shares at the close of business on November 1, 2007. In the event the Merger is consummated, the Company, as a wholly-owned subsidiary of NM, will terminate the issuance of its quarterly dividend. Even if the Merger is not consummated, the Company can give no assurance that its Board will declare any dividends in future fiscal periods. Any further declarations will depend upon the Company’s performance, the level of its then current and retained earnings, if any, available capital and projected capital requirements necessary for operations, and other pertinent factors. You should not rely on any prior approvals of the Company’s Board as an indicator of its intent to approve the declaration of any dividends in the future.

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

Proposed Merger

On September 26, 2007, we executed a definitive Agreement and Plan of Merger (the “Merger Agreement”) with New Motion, Inc., a Delaware corporation (“NM”), and NM Merger Sub, a Delaware corporation and wholly-owned subsidiary of NM (“Merger Sub”), pursuant to which Merger Sub will merge with and into us, the separate existence of Merger Sub shall cease, and we will continue as the surviving corporation in the merger, thus becoming a wholly-owned subsidiary of NM (the “Merger”).

At the effective time of the Merger, our stockholders will receive shares of NM’s common stock in exchange for all of its outstanding shares of common stock (the “Merger Consideration”). As a result of the Merger, each outstanding share of our common stock will be converted into the right to receive 0.683 of a share of NM common stock based on our capitalization as of September 24, 2007. In the aggregate, on a fully diluted basis, NM will issue 11,917,520 shares of its common stock. The exchange ratio and the aggregate number of shares are subject to adjustment as provided in the Merger Agreement if certain contingent matters are not resolved in accordance with the requirements and conditions referenced in the Merger Agreement.

Under the terms of the Merger Agreement, each outstanding stock option to purchase shares of our common stock will convert into and become an option to purchase common stock of NM upon the same terms and conditions as the outstanding options, except that the number of shares for which the new option may be exercised and the exercise price of the new option will be adjusted consistent with the applicable exchange ratio in the Merger.

It is the intent of the parties that the aggregate Merger Consideration, together with the shares of NM’s common stock to be issued to holders of our options upon their exercise, at the effective time of the Merger, will constitute approximately 45% of the shares of NM’s capital stock outstanding immediately after the Merger on a fully diluted basis, assuming the exercise of all outstanding NM options and warrants and settlement of certain contingent matters described in the Merger Agreement.

The board of directors of each of our Company and NM has recommended approval of the transaction by its shareholders. In addition, a special committee of our independent directors recommended approval of the Merger to our full board of directors. Mr. Jeffrey L. Schwartz (our chief executive officer and chairman of the board) and Mr. Andrew Stollman (our president), who hold an aggregate of 14.60 % of our outstanding shares, have agreed to vote in favor of the transaction pursuant to the terms of certain stockholder agreements between them and NM entered into on September 26, 2007. Pursuant to the terms of Mr. Schwartz’s agreement he may sell up to 1,223,270 shares between the date of the Merger Agreement and the date of the stockholder’s meeting to vote on the Merger. Similarly, stockholders of NM holding an aggregate of 29.60% of NM’s outstanding shares have agreed to vote in favor of the transaction pursuant to the terms of certain stockholder agreements entered into with us on September 26, 2007. Other than with respect to Mr. Schwartz’s right to sell certain of his shares, the provisions of all of the stockholder agreements are similar.

The consummation of the Merger is subject to the receipt of any necessary governmental consents or clearances, and other customary closing conditions, including approval by shareholders of both companies. Subject to satisfaction of all closing conditions, the Merger is expected to close by the end of 2007 or during the first quarter of 2008.

 The Merger Agreement further contains certain termination rights for both NM and us. If the Merger Agreement is terminated, it will be void, and there will be no liability or obligation of any party except that each party will remain liable for its willful and material breach of the Merger Agreement, and designated provisions of the Merger Agreement, including the confidential treatment of information and the allocation of fees and expenses, including, if applicable, the termination fees described below, will survive termination.

Upon termination, the terminating party will pay a $4 million termination fee to the other party if (i) the board of directors of the terminating party has, pursuant to the Merger Agreement, made an adverse recommendation and such party has timely elected to terminate the Merger Agreement; (ii) the board of directors of the terminating party has, pursuant to the Merger Agreement, made an adverse recommendation as a result of a development after September 26, 2007, and such party has additionally materially breached its obligations under the Merger Agreement by failing to call its stockholder meeting or prepare and mail the applicable Proxy Statement; or (iii) the terminating party has effected a change in recommendation other than in accordance with the provisions of the Merger Agreement or approved, recommended or entered into an agreement with respect to an “acquisition proposal” (as defined in the Merger Agreement) other than in accordance with the provisions of the Merger Agreement.

In addition, if (i) either party terminates the Merger Agreement because the stockholder vote required to approve the Merger has not been obtained upon a vote taken at the other party’s stockholders meeting and (ii) after March 26, 2007 and before the other party’s stockholders meeting an acquisition proposal is communicated to the other party, then such party will pay $1,000,000 of the termination fee within three business days following such termination; and if (iii) within twelve months of the date of the Merger Agreement termination, the other party or any of its subsidiaries executes any definitive agreement with respect to, or consummates, any acquisition proposal, then such party will pay the remaining $3,000,000 of the termination fee upon the date of such execution or consummation.

Furthermore, if (i) either party terminates the Merger Agreement because the Merger is not consummated on or before January 14, 2008, or, in the event the joint Form S-4/Proxy Statement has not been declared effective on or before November 15, 2007, if either party terminates the Merger Agreement because the Merger has not been consummated on or before February 28, 2008, and (ii) before such termination there is an acquisition proposal with respect to a party, then the party receiving the acquisition proposal will pay $1,000,000 to the other party within three business days following such termination and if within twelve months of the date of the Merger Agreement termination, the party receiving the acquisition proposal or any of its subsidiaries executes any definitive agreement with respect to, or consummates, any acquisition proposal, then such party will pay the remaining $3,000,000 of the termination fee upon the date of such execution or consummation.

Upon completion of the Merger, Mr. Burton Katz, the current chief executive officer of NM will lead the combined company as chief executive officer and Mr. Stollman will serve as president. Mr. Schwartz will step down as our chairman and a director. Furthermore, the employment agreement between Mr. Schwartz and us will be terminated and NM and Mr. Schwartz will enter into a consulting agreement with a two year term. In consideration for terminating his employment agreement, Mr. Schwartz will receive a lump sum payment of One Million Five Hundred Thousand Dollars ($1,500,000) upon the effective time of the Merger. The terms of Mr. Schwartz’s consulting agreement will call for him to provide NM with consulting services, in consideration for which he will be paid at least $200,000 per annum. In addition, Mr. Schwartz will receive health insurance and benefits similar to those he receives under his existing employment agreement with us.

The board of directors of the combined company following the Merger will initially consist of seven persons, with three persons designated by NM, two of whom will be independent directors, three persons designated by us, two of whom will be independent directors, and the chief executive officer of the combined company.

The terms of the Merger Agreement and the transactions contemplated by the Merger Agreement are qualified in their entirety by reference to the full text of the Merger Agreement, a copy of which is available as an attachment to our Form 8-K announcing the transaction, as filed on September 27, 2007. The Merger Agreement, as included in such Form 8-K, has been included to provide investors and security holders with information regarding its terms and conditions. It is not intended to provide any other factual information about NM. The Merger Agreement contains representations and warranties that the parties to the Merger Agreement made to and solely for the benefit of each other. The assertions embodied in such representations and warranties are qualified by information contained in confidential disclosure schedules that the parties exchanged in connection with signing the Merger Agreement. Accordingly, investors and security holders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances, since they were only made as of the date of the Merger Agreement and are modified in important part by the underlying disclosure schedules. Moreover, information concerning the subject matter of such representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in our public disclosures.

NM was our largest customer during the three and nine-month periods ended August 31, 2007, and accounted for 21.0% and 10.2% of revenues, respectively.

Madacy Acquisition

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

The purchase price consisted of 500,000 shares of our common stock (valued at approximately $2,717,000, using an average share price of $5.43 in accordance with the valuation standards set forth under Statement of Financial Accounting Standards 141 (Business Combinations), Paragraph 22) and $1,290,000 in cash, reduced by approximately $170,000 of a prior minority interest balance. In addition, we agreed to pay CIK additional consideration of between $1.25 million and $2.75 million in the event of a Traffix Sales Event or an EZ-Tracks Sale, each as defined in the CIK Agreement. The purchase price has been tentatively allocated as follows (subject to a purchase price allocation currently being prepared by an independent third party): $2,254,000 to amortizable intangibles, with an assigned useful life of 7.5 years (the entire license term being 10 years) and the balance of the purchase price, or approximately $1,583,000 was allocated to unamortizable goodwill.

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

Hot Rocket

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

Additionally, in accordance with the terms of the acquisition agreement, for the period August 1, 2006 to January 31, 2007, we were liable for a combined additional purchase price payment of $375,000, which was settled by a cash payment of $300,000, and the issuance of 14,620 shares, with both events occurring during the nine months ended August 31, 2007.

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

The websites feature content ranging from music for downloads to sweepstakes. In Fiscal 2004, we launched EZ-Tracks.com (a Canadian domiciled majority owned subsidiary), our music destination site that features over 30,000 songs available for free and legal downloading, as well as other content such as musical greeting cards and a downloadable version of the Bible in audio format. During the nine months ended August 31, 2007, we acquired the 49.3% minority interest in EZ-Tracks.com (see “-Overview”). We have a games website that offers a variety of free parlor-style games, such as backgammon and checkers. In Fiscal 2004, we also launched reciperewards.com, a website that features thousands of cooking recipes.

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

The possible consummation of the merger, as well as our expansion in, and dependence on, our online direct marketing efforts, coupled with the potential for state and/or federal legislation limiting our ability to contact consumers online should all be considered when referring to our current fiscal period’s results and prior period’s historical results, in evaluating the potential for our future operations, cash flows, and financial position.

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

We had Internet Game Development revenue from our Canadian-based subsidiary of approximately $645,000 and $774,000 during the nine-month periods ended August 31, 2007 and 2006, respectively. The primary role of the Canadian subsidiary is to support back office data operations and does not directly contribute significant amounts to consolidated net income. The majority of the Canadian subsidiary’s outlays are related to the generation of our revenues. Correspondingly, we classify them within the categories of cost of sales and selling, general and administrative expenses, where appropriate.

Segment information is set forth in Note 1 to the Consolidated Financial Statements referred to in the Financial Statements and Supplementary Data section hereof.

RESULTS OF OPERATIONS

The following is a discussion of our results of operations for the three and nine-month periods ended August 31, 2007 and August 31, 2006. It should be read in conjunction with our Annual Report on Form 10-K as filed for the year ended November 30, 2006, the notes thereto and other financial information included elsewhere in this report.

THREE MONTHS ENDED AUGUST 31, 2007 AND 2006

Our net revenues, and the disclosure of our revenue components, for each of the three months ended August 31, 2007 and August 31, 2006, are set forth below:
Net Revenue Components

Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%
Online Advertising	$16,587,672	$13,688,990	$2,898,682	21%
Search Engine Marketing	8,579,204	4,117,887	4,461,317	108%
Personals	435,628	1,531,465	(1,095,837)	-72%
Internet game development	131,524	360,541	(229,017)	-64%
Consolidated totals	$25,734,028	$19,698,883	$6,035,145	31%

Net Revenue increased approximately $6.0 million, or 31%, to $25.7 million for the three months ended August 31, 2007, from $19.7 million in the prior year’s comparable period. The Online Advertising and Media Service’s core business grew organically, primarily driven by increased revenues from Search Engine Marketing services ($4.5 million, or 108%) and Online Advertising services ($2.9 million, or 21%), offset by combined declines in our Personals business and our Internet game development activities of approximately $1.1 million, or 72.0%, and $0.2 million, or 64%, respectively. Search Engine Marketing service revenue increased as a result of our continued focus on the successful identification of new third party clients and our enhancement of existing Search client relationships. Our Online Advertising revenue principally consists of three revenue sub-sets: (a) our Website Advertising sub-set revenue increased to $12.6 million from $8.8 million, for an increase of approximately $3.8 million, or 44%, and is primarily the result of the continuation of our increased emphasis on generating revenue via our Websites for our recently developed wireless client relationships, offset by declines in other historically traditional clientele; (b) our Email Marketing sub-set revenue declined to $0.6 million from $1.8 million, for a decrease of approximately $1.2 million, or 65%, and resulted from internet service providers’ consumer contact restrictions negatively impacting our ability to deliver commercial email to our permission based consumers; (c) revenues generated from our Hot Rocket Marketing subsidiary increased to $3.2 million from $2.8 million, for an increase of approximately $0.4 million, or 14%, and resulted from the combination of an expansion in their client base, increased utilization of their affiliate network and increased volume with previously existing clients.

Our Personals business revenue declined as a result of our prior year suspension of consumer enrollments based on the unprofitable values being paid for such new personals enrollees. We continue to generate revenues from the declining base of customers acquired in prior years, and expect this to be an immaterial contribution to operations in future fiscal periods.

Our cost of revenue during the three months ended August 31, 2007 and Auguat 31, 2006 were comprised of direct and indirect marketing costs associated with the acquisition and retention of consumers for our Online Advertising and Media Service activities’ marketing programs, and includes direct response email marketing costs (including related salaries, depreciation and amortization costs), website registrations costs, the cost of customer profiles, other customer acquisition costs, search engine marketing costs, and the related contingent-based sweepstakes indemnification expense.

The cost of revenues, and the disclosure of the components, for each of the three-month periods ended August 31, 2007 and August 31, 2006, are set forth below:
Cost of Revenue Components

Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%
Online Advertising	$11,758,726	$7,939,783	$3,818,943	48%
Search Engine Marketing	6,993,466	3,290,616	3,702,850	113%
Personals	15,660	1,233,344	(1,217,684)	-99%
Internet game development	40,040	113,162	(73,122)	-65%
Consolidated totals	$18,807,892	$12,576,905	$6,230,987	50%

Cost of revenues on a consolidated basis increased $6.2 million, or 50%, to $18.8 million for the three months ended August 31, 2007, from $12.6 million in the comparable prior year period.

The significant factors contributing to the increase in consolidated cost of revenues were related to an increase of $3.7 million, or 113%, in the costs incurred in conducting our increased volume of Search Engine Marketing activities and an increased relative cost of procuring marketing media in the conduct of our Online Advertising activities. The increases in cost of revenue referenced above were offset by a decline in the cost of revenues attributable to our Personals business, of $1.2 million, or 99%, which relates to the suspension in outlays for new Personals enrollees based on the prohibitive market cost of such enrollees.

Our gross profit in terms of dollars, on a component basis, and our gross profit percentage, on a component basis, for each of the three-month periods ended August 31, 2007 and August 31, 2006, are set forth below:
Gross Profit Components

Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%
Online Advertising	$4,828,946	$5,749,207	$(920,261)	-16%
Search Engine Marketing	1,585,738	827,271	758,467	92%
Personals	419,968	298,121	121,847	41%
Internet game development	91,484	247,379	(155,895)	-63%
Consolidated totals	$6,926,136	$7,121,978	$(195,842)	-3%

Gross Profit Components
Online Advertising and Media Service Activities

			Absolute	Relative
	Three Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2007	2006%%%		%%%
Online Advertising	29.1%	42.0%	-12.9%	-30.7%
Search Engine Marketing	18.5%	20.1%	-1.6%	-8.0%
Personals	96.4%	19.5%	76.9%	394.4%
Internet game development	69.6%	68.6%	1.0%	1.5%
Consolidated totals	26.9%	36.2%	-9.3%	-25.7%

Consolidated Gross Profit ("gross margin") as a percentage of net revenue was 26.9% during the three months ended August 31, 2007, compared to 36.2% in the prior year’s comparable period, representing an absolute percentage point decrease of 9.3%, or a 25.7% decline on a relative basis when compared to the prior year’s period.

The 25.7% relative decline in the gross profit percentage is primarily attributable to a decrease in the gross profit margin of our Online Advertising and Search Engine Marketing components, which due to their higher relative revenue contributions yielded a higher proportionate impact on the total relative decline. Offsetting the decline was an increase in the gross profit margin of our Personals business.

Relative to our proposed Merger discussion,the approximate gross margin recognized on our revenues generated with New Motion, Inc. was 24.3% during the three months ended August 31, 2007, and is approximately 33% less than our consolidated margin during the three months ended August 31, 2006 of 36.2%. New Motion’s activity is reflected as a component of our Online Advertising activities.

Our Selling Expenses for each of the three-month periods ended August 31, 2007 and August 31, 2006 are set forth below:

Selling Expense Components Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%
Fee share commissions	$188,750	$633,994	$(445,244)	-70%
Selling salaries and related costs	690,085	793,159	(103,074)	-13%
Travel, entertainment, shows, other	69,141	46,146	22,995	50%

Consolidated totals	$947,976	$1,473,299	$(525,323)	-36%

Selling expenses, on a consolidated basis, decreased approximately $0.5 million, or 36%, to $0.9 million during the three months ended August 31, 2007 from $1.5 million during the three months ended August 31, 2006. The decrease primarily resulted from an approximate $0.4 million decrease in fee share commissions correlating to our decreased email marketing revenue (as referenced above in the MD&A revenue discussion) and the correlative decrease in amounts owing to third-party database owners in the generation of such decreased revenues. We are the primary obligor to the third party list owner and bear the responsibility of payment to the list owner regardless of whether or not our client pays. This decrease was also attributable to a reduction of approximately $0.1 million, or 13%, in selling salaries and related costs attributable to a single client, which contributed 21% of our third quarter’s revenues and which revenues were not subject to sales commissions.

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

Our General and Administrative Expenses for the three months ended August 31, 2007 and August 31, 2006 are set forth below:

General and Administrative Expense Components Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%
Compensation and related costs	$2,490,963	$2,420,645	$70,318	3%
Professional fees	607,684	293,222	314,462	107%
Insurance costs	235,842	240,367	(4,525)	-2%
Occupancy and equipment costs	159,011	119,474	39,537	33%
Depreciation and amortization	317,130	357,108	(39,978)	-11%
All other miscellanous G&A expenses	598,383	469,035	129,348	28%

Consolidated totals	$4,409,013	$3,899,851	$509,162	13%

General and Administrative expenses ("G&A") on a consolidated basis increased by $509,000, or 13%, when comparing G&A of $4.4 million for the three months ended August 31, 2007 to G&A of $3.9 million for the three months ended August 31, 2006. The net increase was attributable to increases in professional fees, miscellaneous G&A, compensation expense and occupancy costs, with such increases totaling approximately $0.5 million. Our depreciation and amortization costs decreased by $40,000, which slightly offset the above mentioned increase in G&A expense. Our professional fees increased 107%, or $0.3 million and was attributable to professional fees expensed during the three months ended August 31, 2007, as they relate to the proposed Merger, as well as $0.1 million attributable to a period cost associated with legal retainage.

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

Bad Debt Expense and (Recapture) Components
Online Advertising and Media Service Activities

	Three Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%
Online Advertising	$62,871	$66,580	$(3,709)	6%
Search Engine Marketing	(125,023)	13,420	(138,443)	-1032%
Personals	-	-	-	0%
Internet game development	-	28	(28)	100%

Consolidated totals	$(62,152)	$80,028	$(142,180)	-178%

Bad Debt expense decreased on a net basis by approximately $0.1 million, or 178%, when comparing the three months ended August 31, 2007 with the three months ended August 31, 2006. The net decrease is attributable to recaptures of bad expense provided for in prior fiscal periods that were settled during the three months ended August 31, 2007 for less than originally estimated. Such bad debt recaptures were offset by increased bad debt reserves for other smaller accounts in our Online Advertising activities. Our allowance for bad debt results from our assessment of the risk of collection embedded in our customer base, as described below.

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

OTHER NON-OPERATING INCOME (EXPENSE)

The components of our "Other non-operating income (expense)" are set forth below:
OTHER NON-OPERATING INCOME (EXPENSE)

	Three Months Ended		Change	Change
Other non-operating	August 31,	August 31,	Inc(Dec)	Inc(Dec)
income (expense):	2007	2006	$$$	%%%
Interest income and dividends	$288,172	$277,972	$10,200	4%
Realized gains on sale of
marketable securities	9,177	12,854	(3,677)	-29%
Other non-operating income:
Other miscellaneous
income	11,450	2,821	8,629	-306%
Foreign Currency Exchange Rate
Fees and interest expense	(9,480)	(5,826)	(3,654)	63%
Minority interest (income)	-	(144,000)	144,000	-100%

Total other non-operating
income:	$299,319	$143,821	$155,498	108%

Consolidated Other Non-operating Income (Expense) increased approximately $155,000, from approximately $144,000 for the three months ended August 31, 2006, to approximately $272,000 for the three months ended August 31, 2007.

The factors contributing to the increase are set forth in the order shown in the above table:

(a)
Interest income increased approximately $10,000, or 4%, as the result of more favorable rates available during Fiscal 2007 as compared to Fiscal 2006 on slightly less cash and marketable security balances.

(b)	Realized gains on the sale of marketable securities decreased by $4,000 when comparing the current fiscal period gains of $9,000 to the prior periods’s comparable gains of $13,000.

(c)
Minority Interest resulting from our EZ-Tracks partnership with Madacy Entertainment decreased from approximately $144,000 in the third quarter of Fiscal 2006 to $-0- in the third quarter of Fiscal 2007 as a result of our acquisition of the related minority interest, effective January 1, 2007 (see “-Overview”).

MINORITY INTEREST

During Fiscal 2005, we entered into an agreement with Madacy Entertainment, through a newly created partnership, EZTracks LP, to market and promote EZTracks.com, our new web destination consisting of approximately 30,000 downloadable songs covering a wide array of musical genres. We, through a wholly-owned subsidiary, owned 50.7% of the partnership and were responsible for managing the operations of the business, including generating traffic to the website, as well as selling advertising on the site. Madacy Entertainment, through its wholly-owned subsidiary, owned 49.3% until January 1, 2007, at which time we acquired the 49.3% interest in the partnership. Prior to our acquisition of the interest, Madacy provided its inventory of music and an extensive library of music licensed from other parties. Madacy had limited involvement with certain aspects of operations. The results of operations for the six months ended August 31, 2006 include the fully consolidated results of EZTracks LP with minority interest established to reflect Madacy’s ownership share of the partnership’s operating results, as applicable, for such periods.

The following table summarizes the results of EZTracks for the periods indicated below:

	Three Months Ended				Change	Change
	August 31,		August 31,		Inc(Dec)	Inc(Dec)
	2007		2006		$$$	%%%
Net Revenues	$-		$2,749,151		$(2,749,151)	-100%
Cost of Sales	-		2,424,109		(2,424,109)	-100%
Gross Profit	-		325,042		(325,042)	-100%
General and
Administrative Expenses	-		32,952		(32,952)	-100%
Net Income	$-		$292,090	(1)	$(292,090)	-100%
Minority interest	$-	(3)	$144,000	(2)	$(144,000)	-100%

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

Our income tax provision for the three months ended August 31, 2007 was approximately $1,083,000, which is tax expense related to current period operations.

The current year’s estimated effective rate relationship of 56.0% differs immaterially from our annual effective rate of 46.2% recognized during the year ended November 30, 2006, after consideration of the impact on tax expense attributable to expenses incurred and expected to be incurred, in connection with our current activities related to the proposed Merger.

NINE MONTHS ENDED AUGUST 31, 2007 AND 2006

Our net revenues, and the disclosure of our revenue components, for each of the nine months ended August 31, 2007 and August 31, 2006, are set forth below:

Net Revenue Components

Online Advertising and Media Service Activities

	Nine Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%
Online Advertising	$39,513,758	$37,348,813	$2,164,945	6%
Search Engine Marketing	21,427,637	12,334,262	9,093,375	74%
Personals	1,982,569	5,228,331	(3,245,762)	-62%
Internet game development	644,735	774,421	(129,686)	-17%

Consolidated totals	$63,568,699	$55,685,827	$7,882,872	14%

Net Revenue increased approximately $7.9 million, or 14%, to $63.6 million for the nine months ended August 31, 2007, from $55.7 million in the prior year’s comparable period. The Online Advertising and Media Service’s core business grew organically, primarily driven by increased revenues from Search Engine Marketing services ($9.1 million, or 74%) and Online Advertising services ($2.2 million, or 6%), offset by combined declines in our Personals business and our Internet game development activities of approximately $3.2 million, or 62.0%, and $0.1 million, or 17%, respectively. Search Engine Marketing service revenue increased as a result of our continued focus on the successful identification of new third party clients and our enhancement of existing Search client relationships. Our Online Advertising revenue principally consists of three revenue sub-sets: (a) our Website Advertising sub-set revenue increased to $27.1 million from $20.7 million, for an increase of approximately $6.4 million, or 31%, and is primarily the result of our increased emphasis on generating revenue via our Websites for our recently developed wireless client relationships, offset by declines in other historically traditional clientele; (b) our Email Marketing sub-set revenue declined to $2.5 million from $6.0 million, for a decrease of approximately $3.5 million, or 58%, and resulted from internet service providers’ consumer contact restrictions negatively impacting our ability to deliver commercial email to our permission based consumers; (c) revenues generated from our Hot Rocket Marketing subsidiary remained relatively consistent, yielding a decline of $0.3 million, or 4% of revenue ($8.962 million in Fiscal 2006, as compared to $8.644 million in Fiscal 2007).

  Our Personals business revenue declined as a result of decreased consumer enrollments based on the unprofitable values being paid for such new enrollees. We continue to generate revenues from the declining base of customers acquired in prior years, and expect this to be an immaterial contribution to operations in future fiscal periods.

Our cost of revenue during the nine months ended August 31, 2007 and August 31, 2006 were comprised of direct and indirect marketing costs associated with the acquisition and retention of consumers for our Online Advertising and Media Service activities’ marketing programs, and includes direct response email marketing costs (including related salaries, depreciation and amortization costs), website registrations costs, the cost of customer profiles, other customer acquisition costs, search engine marketing costs, and the related contingent-based sweepstakes indemnification expense.

The cost of revenues, and the disclosure of the components, for each of the nine-month periods ended August 31, 2007 and August 31, 2006, are set forth below:

Cost of Revenue Components
Online Advertising and Media Service Activities

	Nine Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%
Online Advertising	$26,676,438	$21,178,886	$5,497,552	26%
Search Engine Marketing	17,272,989	10,281,307	6,991,682	68%
Personals	118,558	3,703,704	(3,585,146)	-97%
Internet game development	199,531	243,177	(43,646)	-18%

Consolidated totals	$44,267,516	$35,407,074	$8,860,442	25%

Cost of revenues on a consolidated basis increased $8.9 million, or 25%, to $44.3 million for the nine months ended August 31, 2007, from $35.4 million in the comparable prior year period.

The significant factors contributing to the increase in consolidated cost of revenue were related to an increase of $7.0 million, or 68%, in the costs incurred in conducting our increased volume of Search Engine Marketing activities and an increased relative cost of procuring marketing media in the conduct of our Online Advertising activities. The increases in cost of revenue referenced above were offset by a decline in the cost of revenues attributable to our Personals business of $3.6 million, or 97%, which relates to the suspension in outlays for new Personals enrollees based on the prohibitive market cost of such enrollees.

Our gross profit in terms of dollars, on a component basis, and our gross profit percentage, on a component basis, for each of the nine-month periods ended August 31, 2007 and August 31, 2006, are set forth below:

Gross Profit Components

Online Advertising and Media Service Activities

	Nine Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%
Online Advertising	$12,837,320	$16,169,927	$(3,332,607)	-21%
Search Engine Marketing	4,154,648	2,052,955	2,101,693	102%
Personals	1,864,011	1,524,627	339,384	22%
Internet game development	445,204	531,244	(86,040)	-16%

Consolidated totals	$19,301,183	$20,278,753	$(977,570)	-5%

Gross Profit Components

Online Advertising and Media Service Activities

			Absolute	Relative
	Nine Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2007	2006%%%		%%%
Online Advertising	32.5%	43.3%	-10.8%	-24.9%
Search Engine Marketing	19.4%	16.6%	2.8%	16.9%
Personals	94.0%	29.2%	64.8%	221.9%
Internet game development	69.1%	68.6%	0.5%	0.7%

Consolidated totals	30.4%	36.4%	-6.0%	-16.5%

Consolidated Gross Profit ("gross margin") as a percentage of net revenue was 30.4% during the nine months ended August 31, 2007, compared to 36.4% in the prior year’s comparable period, representing an absolute percentage point decrease of 6.0%, or a 16.5% decline on a relative basis when compared to the prior year’s comparable period.

The 16.5% relative decline in the gross profit percentage is primarily attributable to a decrease in the gross profit margin of our Online Advertising, which due to its higher relative revenue contribution yields a higher proportionate impact on the total relative decline. Offsetting the relative decline were increases in the gross profit margins of our Personals business and our Search Engine Marketing business.

Our Selling Expenses for each of the nine-month periods ended August 31, 2007 and August 31, 2006 are set forth below:

Selling Expense Components

Online Advertising and Media Service Activities

	Nine Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%
Fee share commissions	$680,637	$2,336,336	$(1,655,699)	-71%
Selling salaries and related costs	2,324,691	2,185,096	139,595	6%
Travel, entertainment, shows, other	204,055	162,033	42,022	26%

Consolidated totals	$3,209,383	$4,683,465	$(1,474,082)	-31%

Selling expenses, on a consolidated basis, decreased approximately $1.5 million, or 31%, to $3.2 million during the nine months ended August 31, 2007 from $4.7 million during the nine months ended August 31, 2006. The decrease resulted from an approximate $1.7 million decrease in fee share commissions correlating to our decreased email marketing revenue (as referenced above in the MD&A revenue discussion) and the correlative decrease in amounts owing to third-party database owners in the generation of such decreased revenues. We are the primary obligor to the third party list owner and bear the responsibility of payment to the list owner regardless of whether or not our client pays. This decrease was offset by an increase of approximately $0.1 million, or 6%, in selling salaries and related costs attributable to increased selling commissions attributable to increased comparable period revenues.

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

Our general and administrative expenses for the nine months ended August 31, 2007 and August 31, 2006 are set forth below:
General and Administrative Expense Components

Online Advertising and Media Service Activities

	Nine Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%
Compensation and related costs	$7,235,713	$7,432,187	$(196,474)	-3%
Professional fees	1,489,162	1,053,807	435,355	41%
Insurance costs	693,275	719,473	(26,198)	-4%
Occupancy and equipment costs	446,657	339,967	106,690	31%
Depreciation and amortization	1,079,427	1,132,104	(52,677)	-5%
All other miscellanous G&A expenses	1,499,552	1,304,469	195,083	15%

Consolidated totals	$12,443,786	$11,982,007	$461,779	4%

General and Administrative expenses ("G&A") on a consolidated basis increased approximately $0.4 million, or 4%, when comparing G&A of $12.4 million for the nine months ended August 31, 2007 to G&A of $12.0 million for the nine months ended August 31, 2006. The net increase was attributable to combined increases in professional fees, occupancy costs and miscellaneous G&A of approximately $0.7 million, or 27%, offset by combined declines in compensation and related costs, insurance costs, and depreciation and amortization of approximately $0.3 million, or 3%. The decline in compensation costs was attributable to a decrease in stock-based compensation costs of approximately $0.3 million (resulting from a decline in SFAS 123R non-cash compensation expense during the nine-month ended August 31, 2007 when compared to the nine months ended August 31, 2006). Insurance costs declined as a result of favorable terms procured on our directors and officers policy renewal. Depreciation and amortization costs had a net decline based on certain assets reaching their useful life, offset, to a lesser degree, by additional amortization and depreciation on current period acquisitions.

Feder, Kaszovitz, Isaacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, was a member of our Board of Directors from inception to August 25, 2006, at which time he chose not to stand for re-election. FKIWSBR fees are billed on an arms length basis. We incurred approximately $226,000 in legal fees (exclusive of disbursements) from FKIWSBR during the nine months ended August 31, 2006.

Bad Debt Expense and (Recapture) Components

Online Advertising and Media Service Activities
	Nine Months Ended		Change	Change
	August 31,	August 31,	Inc(Dec)	Inc(Dec)
	2007	2006	$$$	%%%
Online Advertising	$(201,958)	$116,575	$(318,533)	-273%
Search Engine Marketing	111,955	54,131	57,824	107%
Personals	-	-	-	0%
Internet game development	-	3,634	(3,634)	100%

Consolidated totals	$(90,003)	$174,340	$(264,343)	-152%

Bad Debt expense decreased on a net basis by approximately $0.3 million, or 152%, when comparing the nine months ended August 31, 2007 with the nine months ended August 31, 2006. The net decrease is attributable to recaptures of bad expense provided for in prior fiscal periods that were settled in the current fiscal period for less than originally estimated. Such bad debt recaptures were offset by increased bad debt reserves for other smaller accounts in our Online Advertising activities and net bad debt expense in our Search Engine Marketing activities. Our allowance for bad debt results from our assessment of the risk of collection embedded in our customer base, as described below.

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

OTHER NON-OPERATING INCOME (EXPENSE)

The components of our "Other non-operating income (expense)" are set forth below:

OTHER NON-OPERATING INCOME (EXPENSE)

	Nine Months Ended		Change	Change
Other non-operating	August 31,	August 31,	Inc(Dec)	Inc(Dec)
income (expense):	2007	2006	$$$	%%%
Interest income and dividends	$862,999	$774,344	$88,655	11%
Realized gains (losses) on sale of
marketable securities	45,831	(5,498)	51,329	934%
Other non-operating income:
Other miscellaneous
income	41,902	10,054	31,848	100%
Foreign Currency Exchange Rate
Fees and interest expense	(39,255)	(35,410)	(3,845)	11%
Minority interest (income)	(48,000)	(432,000)	384,000	-89%

Total other non-operating
income:	$863,477	$311,490	$551,987	177%

Consolidated Other Non-operating Income (Expense) increased approximately $552,000, from approximately $311,000 for the nine months ended August 31, 2006, to approximately $863,000 for the nine months ended August 31, 2007.

The factors contributing to the increase are set forth in the order shown in the above table:

(a)
Interest income increased approximately $89,000, or 11%, as the result of more favorable rates available during Fiscal 2007 as compared to Fiscal 2006 on slightly less cash and marketable security balances.

(b)	Realized gains on the sale of marketable securities increased by $51,000 when comparing the current fiscal period gains of $46,000 to the prior period’s comparable losses of $5,000.

(c)	Other miscellaneous income increased approximately $31,000 and primarily was the result of collections from various test marketing projects performed for our clients.

(d)
Minority Interest resulting from our EZ-Tracks partnership with Madacy Entertainment decreased from approximately $432,000 in the nine months ended August 31, 2006 to $48,000 during the nine months ended August 31, 2007, as a result of the acquisition of the related minority interest by us during the first quarter of Fiscal 2007 (see “-Overview”).

MINORITY INTEREST

During Fiscal 2005, we entered into an agreement with Madacy Entertainment, through a newly created partnership, EZTracks LP, to market and promote EZTracks.com, our new web destination consisting of approximately 30,000 downloadable songs covering a wide array of musical genres. We, through a wholly-owned subsidiary, owned 50.7% of the partnership and were responsible for managing the operations of the business, including generating traffic to the website, as well as selling advertising on the site. Madacy Entertainment, through its wholly-owned subsidiary, owned 49.3% until January 1, 2007, at which time we acquired the 49.3% interest in the partnership. Prior to our acquisition of the interest, Madacy provided its inventory of music and an extensive library of music licensed from other parties. Madacy had limited involvement with certain aspects of operations. The results of operations for the nine months ended August 31, 2007, and for the nine months ended August 31, 2006, include the fully consolidated results of EZTracks LP with minority interest established to reflect Madacy’s ownership share of the partnership’s operating results, as applicable, for such periods.

The following table summarizes the results of EZTracks for the periods indicated below:
	Nine Months Ended				Change	Change
	August 31,		August 31,		Inc(Dec)	Inc(Dec)
	2007 (4)		2006		$$$	%%%
Net Revenues	$895,997		$8,737,347		$(7,841,350)	-90%
Cost of Sales	790,398		7,697,968		(6,907,570)	-90%
Gross Profit	105,599		1,039,379		(933,780)	-90%
General and
Administrative Expenses	8,236		163,111		(154,875)	-95%
Net Income	$97,363	(1)	$876,268	(1)	$(778,905)	-89%
Minority interest	$48,000	(3)	$432,000	(2)	$(384,000)	-89%

(1)	All items included in our Online Advertising and Media Service activities.

(2)	Represents Madacy Entertainment's 49.3% minority interest

(3)	Represents Madacy Entertainment's 49.3% minority interest for the period December 1, 2006 to December 31, 2006, as effective January 1, 2007 we acquired Madacy Entertainment's 49.3% interest

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

Our income tax provision for the nine months ended August 31, 2007 was approximately $2,310,530, which is tax expense related to current period operations.

The current year’s estimated effective rate relationship of 50.7% differs immaterially from our annual effective rate of 46.2% recognized during the year ended November 30, 2006 after consideration of the impact on tax expense attributable to expenses incurred and expected to be incurred in connection with our activities arising out of the proposed Merger.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2007, we had aggregate working capital of $31.0 million, compared to aggregate working capital of $31.7 million as of November 30, 2006. We had available cash, cash equivalents, equities and readily available marketable debt securities of $29.4 million as of August 31, 2007, compared to available cash, cash equivalents, equities and readily available marketable debt securities of $30.4 million as of November 30, 2006. The equity component of our marketable securities was $2.0 million at August 31, 2007 and $1.9 million at November 30, 2006.

Cash provided by operating activities was approximately $3.554 million for the nine months ended August 31, 2007, compared to approximately $3.14 million provided by operating activities during the nine months ended August 31, 2006, representing a net increase in cash provided by operations of approximately $0.419 million. Changes in assets and liabilities of the business, net of acquisitions, used approximately $1.53 million less in cash when comparing the nine months ended August 31, 2007, with the nine months ended August 31, 2006, contributing a corresponding approximate $1.53 million in cash provided by operations. Offsetting this increase was a decline in other cash provided by operating activities, or approximately $1.5 million, and is principally attributable to decreases in deprecation and amortization of approximately $1.0 million and a decrease in minority interest of $384,000.

Cash used in investing activities was approximately $1.2 million during the nine months ended August 31, 2007, compared to $1.7 million of cash provided by investing activities during the prior year’s comparable period. The net use of cash in investing activities during the nine months ended August 31, 2007 related to net proceeds used for the acquisition of marketable securities being $0.7 million less than the proceeds generated from the sale of marketable securities, as compared to net proceeds from the sale of marketable securities exceeding proceeds used for the acquisition of marketable securities by approximately $0.5 million during the nine months ended August 31, 2006, contributing to a net decrease in cash flows used in investing activities of $1.1 million. Additionally, cash expended for asset acquisitions during the nine months ended August 31, 2007 was $1.6 million, which exceeded the $0.9 million in cash expended for asset acquisitions during the nine months ended August 31, 2006. Investing cash used for capital expenditures remained relatively constant at approximately $0.3 million.

Cash used in financing activities was approximately $2.6 million for the nine months ended August 31, 2007, compared to $3.8 million used in financing activities for the nine months ended August 31, 2006. Fiscal 2007 financing cash flows were: (a) $292,000 less than the prior comparable fiscal period with respect to distributions to a minority interest holder (whose interest was acquired effective January 1, 2007); and (b) $217,000 less than the prior comparable period with respect to payments required under capital lease obligations; with both (a) and (b) further supplemented by approximately $734,000 in increased cash provided by option exercises during the nine months ended August 31, 2007. All of the above referenced increases in cash flows from financing activities were offset by a $130,000 increase in dividends paid.

Our days-sales-outstanding ("DSO") in accounts receivable at August 31, 2007 was 43 days, compared to 40 days at May 31, 2007, 44 days at February 28, 2007, 45 days at November 30, 2006, and 56 days at August 31, 2006. The three day, or 7.5% increase in the current quarter’s DSO compared to the second quarter of this fiscal year relates to our continued efforts in monitoring our clients and improving our rates of collection across all of our client relationships. Our DSO may rise above 43 days (as recognized during the nine months ended August 31, 2007) in future fiscal periods as a result of changes in the components of our client mix or other potential factors not currently identifiable.

The majority of our customers are extended 30-day credit terms. In limited instances, customer credit is extended in ranges exceeding 30 days, and in very limited circumstances can exceed 180 days. We continually monitor customer adherence to credit terms and constantly strive to improve the effectiveness of our collection efforts with the goal of attaining, and then maintaining a DSO in the 35 to 40-day range. Future fiscal periods might not reflect this DSO goal, and might exceed the 43-day DSO recognized in the nine-month period ended August 31, 2007.

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

Aside from any impact that may arise as a result of the proposed Merger, our future plans and business strategy may continue to call for our Internet-based Online Advertising and Media Service activities to be our sole operating focus as it was for the three and nine-month periods ended August 31, 2007, as well as the years ended November 30, 2006 and 2005. Our cash demands for capital expenditures and equipment lease obligations have declined to $324,662 during the nine months ended August 31, 2007 compared to $369,184 during the nine months ended August 31, 2006. Our capital expenditures and capital lease obligation payments during the fiscal years ended November 30, 2004 to 2006 were $141,052, $519,079 and $719,741, respectively. The significant portion of such capital expenditure was for email servers that substantially reduced our reliance on and related additional costs associated with third party email delivery suppliers. All other outlays for capital expenditures were also used to support other facets of our Online Advertising and Media Services business.

Aside from any impact that may arise as a result of the proposed Merger, we may, in future fiscal periods, be required to invest significant amounts of capital into our business, far in excess for that expended as detailed above. If our operations fail to generate sufficient revenue, we could realize a material adverse impact on our capital and liquidity resources resulting from expenditures necessary to generate such revenue, including, but not limited to, expenditures for (a) marketing campaigns, including media costs and other costs of customer acquisition information, (b) service and/or product development costs, (c) site development and maintenance and related technology based costs, (d) potential online, and/or off-line, business acquisitions, or (e) costs associated with developing alternative means of email promotion delivery.

On March 13, 2007, we entered into a Memorandum of Agreement (the “Madacy/EZ Agreement”) with Madacy Entertainment LP (“Madacy”) and EZ-Tracks, LP (“EZ LP”), to amend the terms of a Marketing and Services Agreement dated January 22, 2005, as amended (the “M&S Agreement”), by and among Madacy, EZ LP and us.

The M&S Agreement had provided, among other things, that EZ LP would market and promote EZTracks.com, our web destination consisting of downloadable songs licensed from Madacy (the “License”). Our subsidiary of the Company, which owned 50.7% of EZ LP, was responsible for managing the operations of the business, including generating traffic to the website, as well as selling advertising on the site. CIK Holdings Inc. (“CIK”), an entity associated with Madacy, owned 49.3% of EZ LP and licensed to EZ LP its inventory of downloadable music, including downloadable music licensed from other parties.

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

The purchase price consisted of 500,000 shares of our common stock (valued at approximately $2,717,000, using an average share price of $5.43 in accordance with the valuation standards set forth under Statement of Financial Accounting Standards 141 (Business Combinations), Paragraph 22) and $1,290,000 in cash, reduced by approximately $170,000 of a prior minority interest balance. In addition, we agreed to pay CIK additional consideration of between $1.25 million and $2.75 million in the event of a Traffix Sales Event or an EZ-Tracks Sale, each as defined in the CIK Agreement. The purchase price has been tentatively allocated as follows (subject to a purchase price allocation currently being prepared by an independent third party): $2,254,000 to amortizable intangibles, with an assigned useful life of 7.5 years and the balance of approximately $1,583,000 allocated to unamortizable goodwill.

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

Additionally, in accordance with the terms of the acquisition agreement, for the period August 1, 2006 to January 31, 2007, we were liable for a combined additional purchase price payment of $375,000, which was settled by a cash payment of $300,000, and the issuance of 14,620 shares, with both events occurring during the six months ended August 31, 2007.

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

A summary table of future contractual commitments, for future minimum lease payments under non-cancelable operating leases and employment contracts, and other contractually binding agreements, as of August 31, 2007, are set forth below:

	Operating Leases		Employment agreements		Other	Total Contractual Obligations
	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic	Foreign
2007	$152,471	-	$579,849	$75,000	-	$732,320	$75,000
2008	675,005	-	570,460	325,000	-	1,245,465	325,000
2009	688,629	-	319,542	350,000		1,008,171	350,000
2010	696,996	-	254,665	-		951,661	-
2011	666,876	-	-	-	-	666,876	-
	$2,879,977	$-	$1,724,516	$750,000	$-	$4,604,493	$750,000

RELATED PARTIES

Feder, Kaszovitz, Isaacson, Weber, Skala, Bass and Rhine LLP (“FKIWSBR”) provides general legal services to us in the ordinary course of business and litigation services in defense of actions arising from such business activities. Murray L. Skala, a partner in such firm, was a member of our Board of Directors from inception to August 25, 2006, at which time he chose not to stand for re-election. FKIWSBR fees are billed on an arms length basis. We incurred approximately $226,000 in legal fees (exclusive of disbursements) from FKIWSBR during the nine months ended August 31, 2006.

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

FACTORS THAT COULD AFFECT FUTURE RESULTS

Historically High Levels of Volatility in Revenue and Cost Trends

Our revenues and profitability from operations have historically varied. Our revenues, cost of providing revenues, profit margins and overhead expenses have varied historically among our Online and Media Service components, as well as on a consolidated basis. Aside from any impact that may arise as a result of the proposed Merger, the revenue derived from our Online and Media Service components may likely be different in future fiscal periods due to several factors, including consumer tastes, business opportunities, and regulatory issues that may exist in future periods. Therefore, it is difficult to predict revenue and gross margin trends, and their corresponding impact on liquidity and capital resources. Actual trends may cause us to adjust our operating emphasis, which could result in continued period-to-period fluctuations in our results of operations. Historically, we have been able to rapidly react to changes in the business environment within which we operate. Management responds to these changes as deemed appropriate at the time of change, and as dictated by the nature of such changes. Management's reaction to such changes could cover a broad range of business-related adjustments, ranging from product mix repositioning and staff reductions, to entire business model overhauls. Based on our current operations and marketing methods, as well as the dynamic, ever changing status of the Internet marketing environment, it is conceivable that we would institute changes to our business practices in future fiscal periods. There can be no assurance that any such potential change would be successful in its implementation, and there can be no assurance that any such implementation would benefit our operating margins, profitability, cash flows or capital resources.

Revenue Recognition, Variable Costs and Bad Debts

We currently earn our revenue from our Online and Media Service activities pursuant to marketing agreements with our marketing partners and corporate customers. The provisions of each agreement determine the type and timing of revenue to be recorded. We invoice our customers in accordance with the terms of the underlying agreement. Revenue is recognized at the time the marketing activity is delivered, or service is provided, net of an estimated sales allowance, when applicable. Such sales allowance may include an estimate for duplications, invalid addresses, and/or age restrictions that are due from, but have not yet been reported to us by our customers. These sales allowances are recorded as contra-revenue. Our revenues are adjusted in later fiscal periods if actual sales allowances vary from amounts previously estimated. Historically, the variance between actual sales allowances and previously estimated sales allowances has been immaterial. Aside from any impact that may arise as a result of the proposed Merger, if events were to occur that would cause actual sales allowances (which are recorded as offsets against gross revenue, as contra-revenues, in arriving at reported net revenue) to vary significantly from those originally estimated and reflected in the financial statements, we could suffer material deterioration in future fiscal period gross margins, and, therefore, our profitability, cash flows and capital resources could be adversely affected.

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

Aside from any impact that may arise as a result of the proposed Merger, should the Internet operating landscape change resulting in (a) higher costs of acquiring consumer data and registered users for our websites; (b) higher costs of acquiring data for our marketing partners, compromising such marketing partners' ability to maintain adequate sized databases to allow for continued third-party database use agreements; (c) the InfiKnowledge asset acquisition failing to maintain a lower cost of our email delivery activities and web development and web hosting service costs as compared to our competitors, or us being required to depend on third-party emailing service bureaus, to a degree higher, and/or at a cost in excess of our anticipated internally-generated costs, (d) our contingent-based prize indemnification premiums for indemnification coverage increasing due to an increase in the number of prize winners at the sites; or (e) unpredictable technology changes or commercial technology applications; then, if any one, or a combination, of the above factors were to materialize we could suffer material deterioration in future fiscal period revenue growth and gross margins and, therefore, our profitability, cash flows and capital resources could be materially adversely affected.

Revenue recognition is also subject to provisions based on the probability of collection of the related trade accounts receivable. We continuously evaluate the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition, or bankruptcy filings, of our customers. As a result of this review process, we record bad debt provisions to adjust the related receivables' carrying amount to an estimated realizable value. Provisions for bad debts are also recorded due to the review of other factors, including the length of time the receivables are past due, historical experience and other factors obtained during the conduct of collection efforts. Aside from any impact that may arise as a result of the proposed Merger, if circumstances change regarding our specific customers on an individual basis, or if demand for Internet direct marketing softens, or if the U.S. economy stumbles, our estimates for bad debt provisions could be further increased, which could adversely affect our operating margins, profitability, cash flows and capital resources.

Impairment of Goodwill, Other Intangibles and investment Portfolio Could Impact net Income

We carry goodwill and other identifiable intangibles on our balance sheet arising from current and prior-year acquisitions. We are required to review, at least annually goodwill for any asset impairment. If the review of the goodwill related to the subsidiaries organized to acquire such assets determines that such goodwill is impaired, then we will be required to recognize an impairment charge on such goodwill necessary to reduce the carrying value of the goodwill to its net realizable value. Should events occur that would give rise to such impairment charge, we would recognize decreased profitability to the extent of such adjustment. Cash flows would not be directly affected by the impairment charge, but cash flows would, most likely, be adversely affected as a result of the facts and circumstances that created the impairment charge. As of August 31, 2007, we reviewed our annual analysis performed November 31, 2006, and determined there continues to be no impairment, and have not recognized any events through the date of this report that would negatively impact goodwill, or otherwise require an impairment charge.

Market Fluctuation and Debt Repayment Risk of Marketable Securities Investment Portfolio

We maintain an investment portfolio that is managed by prominent financial institutions. The portfolio includes high-grade corporate commercial paper and auction rate securities, and common stock equities, all of which are held for varying periods of time, pursuant to maturity dates, market conditions and other factors. The fair value of our investments in the common stock of publicly traded companies as of August 31, 2007 amounted to approximately $2.0 million. These investments are subject to market price volatility, in addition to the potential for business failure at the company level. Moreover, due to the potential for an economic downturn and the potential of related fiscal difficulties that may be faced by some of the companies in which we have investments, our investment portfolio could become impaired by the failure of such companies to fulfill their responsibility of adhering to the repayment of principal upon maturity. Additionally, our cash flows and interest income could be negatively impacted by Federal Reserve Bank interest rate reductions, if any.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings, lawsuits and other claims, brought by: (1) consumers of our products and services; (2) our clients; (3) consumers of our clients’ products and services; and (4) others bringing claims that arise in the normal course of our business. Legal proceedings are subject to numerous uncertainties rendering the prediction of their outcome difficult. As a result of such uncertainty, we are unable to estimate the ultimate outcome of any of the subsequently mentioned claims, and, accordingly, no provision for loss has been recorded. We believe that individually, and in the aggregate, the ultimate settlement of the subsequently mentioned claim(s) should not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Hatton v. Prize America/Prize Distributors

In or about October 2005 Brandon Hatton filed a pro se action in the U.S. District Court, Middle District of Tennessee (No. 05 CV 00073) and was also granted permission to proceed in forma pauperis. The complaint, as amended, alleges that at some time between June 2002 and July 2004 the plaintiff won a prize and that defendant failed to pay/deliver, and claims damages of $391 million. In December 2006, we learned that plaintiff had attempted to serve process; our counsel made a special appearance and moved to dismiss the action on jurisdictional grounds. That application was denied in August 2007 and plaintiff has served process. A preliminary conference has been held and the case will now proceed to discovery. We believe that there is no merit to this claim and intend vigorously to defend the action.

Curtis J. Jackson/Shoot the Rapper Ads

In late July 2007, the rapper Curtis J. Jackson (p/k/a 50 Cent) filed a complaint against us in Supreme Court, New York County (Index No. 602445/07). The complaint refers to certain banner ads published by us and alleges that 50 Cent’s image was used in those ads without his permission. The complaint asserts claims under New York Civil Rights Law, for intentional and negligent infliction of emotional distress, defamation, and unjust enrichment. It seeks damages in excess of one million dollars, as well as injunctive relief. When plaintiff’s representatives originally contacted us regarding this matter in May 2007, we ceased using the ad copy about which they complained and replaced it. Plaintiff’s representatives have advised that their client is willing to settle the matter for a payment of $500,000. We have reported the matter to our insurance carrier, which is providing a defense, although the retainage on the policy is $100,000. Currently, our counsel is engaged in settlement discussions with plaintiff’s counsel. We believe that there is no merit to the claim and, in the event it is not resolved amicably, we intend vigorously to defend against it.

Tactara LLC

In June 2007, Tactara LLC ("Tactara") filed a complaint in the Superior Court of California, Los Angeles, alleging that we breached a service order agreement and seeking damages of $189,000 plus interest. Our contract with Tactara provides for arbitration and we requested that the action be withdrawn. In September 2007, Tactara withdrew the court action without prejudice and served an arbitration demand with a claim of approximately $208,000 which appears to include some amounts unrelated to the subject contract. We are currently in settlement negotiations with Tactara’s counsel. We believe that there is no merit to the claim and in the event the matter is not settled, we intend vigorously to defend against it.

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

In addition, set forth below are certain risk factors intended to highlight potential adverse consequences that we may face going forward due to the announcement of the Merger and some additional considerations of which our stockholders should be aware (whether or not the Merger is consummated). We, together with New Motion, intend, within the next few weeks, to file with the SEC a joint registration/proxy statement that will contain additional information about the Merger and New Motion. That disclosure will also contain additional risk factors about the Merger and New Motion. We urge all of our stockholders, and those persons considering becoming our stockholders, to carefully review such document when it becomes available on the SEC’s website at www.sec.gov.

Risks Related to our Day-to-Day Operations

We May Not Continue To Pay Dividends On Our Equity Securities.

We have paid a dividend of $0.08 per share of our common stock in the last seventeen fiscal quarter and have declared a dividend payable on or about November 10, 2007 to holders of record of our common stock at the close of business on November 10, 2007. The declaration of each such dividend was approved by our Board of Directors upon the conclusion of each quarter. In the event the Merger is consummated, we will cease the declaration of this quarterly dividend. Even if the Merger is not consummated, however, we can give you no assurances that our Board will declare any dividends in future fiscal periods. Any further declarations will depend upon our performance, the level of our then current and retained earnings and other pertinent factors relating to our financial position. You should not rely on any prior approvals of our Board as an indicator of its intent to approve the declaration of any dividends in the future.

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

Demand For Our Services May Decline Due To The Proliferation Of "Spam" And Software Designed To Prevent Its Delivery.

Our business may be adversely affected by the proliferation of "spam" and other unwanted Internet solicitations. In response to such proliferation, Internet Service Providers ("ISP's") have been adopting technologies, and individual computer users are installing software on their computers that are designed to prevent the delivery of certain Internet advertising, including legitimate solicitations such as those delivered by us. We cannot assure you that the number of ISP's and individual computer users who employ these or other similar technologies and software will not increase, thereby diminishing the efficacy of our services. In the case that one or more of these technologies are widely adopted or the software widely utilized, demand for our services would decline. During the nine months ended August 31, 2007 we recognized a decline in our email marketing revenue of approximately 58% when compared to the nine months ended August 31, 2006. We believe that such decline is the result of the factors mentioned above, and may continue to decline at higher rates in future fiscal periods.

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

We are and will be highly dependent upon the efforts of the members of our management team, particularly those of our Chief Executive Officer, Jeffrey L. Schwartz, and our President, Andrew Stollman. Aside from any impact that may result from the consummation of the Merger, the loss of the services of Messrs. Schwartz or Stollman may impede the execution of our business strategy and the achievement of our business objectives. We can give you no assurance that we will be able to attract and retain the qualified personnel necessary for the development of our business. Our failure to recruit key personnel or our failure to adequately train, motivate and supervise our existing or future personnel will adversely affect our operations.

Our Business Plan Is Subject To Change And Any Expectations We And You May Have For Its Successful Implementation May Be Unrealized.

Aside from any impact that may result from the consummation of the Merger, our business plan and strategy may quickly change based upon facts or circumstances currently unforeseen by us. Due to the ever changing nature of the e-commerce industry and the Internet, we, based upon these unforeseen facts or circumstances, may change our business plan at the discretion of our Management and Board of Directors with results, adverse or otherwise, that we cannot now foresee.

The Concentration Of Ownership Of Our Common Stock Will Discourage Purchases Of Our Common Stock By Persons Who Might Otherwise Seek To Gain Control Of Traffix.

Our executive officers and directors beneficially own 1,779,767 shares of our outstanding common stock representing approximately 11.74% of the total of our outstanding shares before the exercise of any outstanding options. Aside from any impact that may result from the consummation of the Merger, such persons will be able to exercise substantial control in the election of our directors, increases in our authorized capital, our dissolution or merger, or sale of our assets, and otherwise influence the control of our affairs. As a result, potential purchasers may not seek to acquire control of our Company through the purchase of common stock which may tend to reduce the market price of our common stock. In addition, we are subject to provisions of the General Corporation Law of the State of Delaware respecting business combinations which could, under certain circumstances, also hinder or delay a change in control.

Risks Related to the Merger

Because the market price of New Motion’s common stock will fluctuate, our stockholders cannot be sure of the market value of the New Motion common stock that they will receive.

In the event the Merger is consummated, shares of our common stock will be converted into the right to receive approximately 0.683 shares of New Motion common stock based on the capitalization of both companies as of September 26, 2007, the date of the Merger Agreement (subject to adjustment if certain contingent matters are not resolved before the closing). The exchange ratio and the number of shares that New Motion will issue or assume in the Merger will not be adjusted for changes in the market price of either New Motion common stock or our common stock and the Merger agreement does not provide for any price-based termination right. Accordingly, the market value of the shares of New Motion common stock that New Motion grants and our stockholders will be entitled to receive if we complete the Merger will depend on the market value of shares of New Motion common stock at the time that we complete the Merger and could vary significantly from the market value on the date hereof or the date of our special meeting of stockholders to approve the Merger. The market value of the shares of New Motion common stock will continue to fluctuate after the completion of the Merger.

These variations could result from changes in our business, operations or prospects or those of New Motion prior to or following the Merger, regulatory considerations, general market and economic conditions and other factors both within and beyond our control or the control of New Motion.

Uncertainty about the Merger and diversion of management could harm us, whether or not the Merger is completed.

In response to the announcement of the Merger, our existing customers and suppliers may delay or defer their purchasing or other decisions concerning us, or they may seek to change their existing business relationship. In addition, as a result of the Merger, current and prospective employees could experience uncertainty about their future. These uncertainties may impair our ability to retain, recruit or motivate key personnel. Completion of the Merger will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations could adversely affect ongoing operations and business relationships.

Failure to complete the Merger could adversely affect our stock prices and our future business and financial results.

Completion of the Merger is conditioned upon the approval of New Motion’s and our stockholders. There is no assurance that we will receive the necessary approvals or satisfy the other conditions to the completion of the Merger. Failure to complete the proposed Merger would prevent us from realizing the anticipated benefits of the Merger. We will also remain liable for significant transaction costs, including legal, accounting and financial advisory fees. In addition, the market price of our common stock may reflect various market assumptions as to whether the Merger will occur. Consequently, the completion of, or failure to complete, the Merger could result in a significant change in the market price of our common stock.

Because certain of our directors and executive officers and of New Motion have interests in seeing the Merger completed that are different than those of the other stockholders of the two companies, these persons may have conflicts of interest in recommending that the stockholders of the two companies vote to approve the Merger Agreement.

Certain directors of the two companies have arrangements or other interests that provide them with interests in the Merger that are different than those of other stockholders. For example, Burton Katz, the CEO of New Motion, who is also a director of New Motion, will, pursuant to the Merger Agreement, keep that title with the combined company and will remain on the board of directors of the combined company; Andrew Stollman, our President and a director, will become the President of the combined company; and Jeffrey Schwartz, our CEO and a director, will receive a severance payment of $1.5 million and a new consulting agreement providing for a term of two years. In addition, up to three current Traffix directors and up to four current New Motion directors may serve on the combined company’s board. While other current directors of the two companies will not become directors of the combined company after the Merger, New Motion will indemnify and maintain liability insurance for each of the directors’ services as directors before the Merger. As a result of these interests, these directors and officers could be more likely to recommend a vote in favor of approval of the Merger and adoption of the Merger Agreement than if they did not hold these interests, and may have reasons for doing so that are different than the interests of other stockholders of the two companies.

The Merger Agreement contains provisions that could discourage a potential competing acquiror that might be willing to pay more to acquire us.

The Merger Agreement contains “no shop” provisions that restrict our ability to solicit or facilitate proposals regarding a merger or similar transaction with another party. Further, there are only limited exceptions to our Agreement that our board of directors will not withdraw or adversely qualify its recommendation regarding the Merger Agreement. Although our board of directors is permitted to terminate the Merger Agreement in response to a superior proposal if it determines that a failure to do so would be inconsistent with its fiduciary duties, its doing so would entitle New Motion to collect a $4 million termination fee from us.

These provisions could discourage a potential competing acquiror from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher value than that proposed to be paid in the Merger, or might result in a potential competing acquiror proposing to pay a lower per share price than it might otherwise have proposed to pay because of the added expense of the termination fee.

Resales of shares of New Motion’s common stock following the Merger and additional obligations to issue shares of New Motion common stock may cause the market price of New Motion common stock to fall.

As of September 26, 2007, New Motion had approximately 12,040,596 million shares of common stock outstanding and 1,878,992 shares of common stock subject to outstanding options and other rights to purchase or acquire its shares. New Motion currently expects that it will issue or assume up to 11,917,520 million shares of New Motion common stock in connection with the Merger (including shares underlying options to be issued by New Motion in the Merger). The issuance of these new shares of New Motion common stock and the sale of additional shares of New Motion common stock that may become eligible for sale in the public market from time to time upon exercise of options (including a substantial number of New Motion options that will replace existing options currently held by our option holders) could have the effect of depressing the market price for shares of New Motion common stock.

The trading price of shares of New Motion common stock after the Merger may be affected by factors different from those affecting the price of shares of our common stock or shares of New Motion common stock before the Merger.

If we complete the Merger, holders of our common stock will become holders of New Motion common stock. The results of operations of New Motion, as well as the trading price of New Motion common stock, after the Merger may be affected by factors different from those currently affecting New Motion’s or our results of operations and the trading price of our common stock.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

A proxy statement was mailed on or about July 20, 2007 to our stockholders of record as of July 16, 2007 in connection with our 2007 Annual Meeting of Stockholders, which was held on August 28, 2007 at our executive offices, One Blue Hill Plaza, Pearl River, New York. At the meeting, the stockholders voted on two matters, both of which were approved.

The first matter was the election of the members of the Board of Directors. The five directors elected and the tabulation of the votes (both in person and by proxy) was as follows:

Nominees For Directors	For	Against	Withheld
Jeffrey L. Schwartz	11,170,644	596,318	-0-
Andrew Stollman	11,102,124	664,838	-0-
Lawrence Burstein	11,104,337	662,625	-0-
Mark Gutterman	11,094,720	672,242	-0-
Robert Machinist	11,199,794	567,168	-0-

There were no broker held non-voted shares represented at the meeting with respect to this matter.

The second matter upon which the stockholders voted was the proposal to ratify the appointment by the Board of Directors of Goldstein Golub Kessler LLP as our independent certified public accountants for the current fiscal year. The tabulation of the votes (both in person and by proxy) was as follows:

For	Against	Abstentions
11,465,843	108,005	192,112

There were no broker held non-voted shares represented at the meeting with respect to this matter.

Item 5. Other Information

On October 15, 2007, we issued a press release announcing (i) our results of operations for the quarter ended August 31, 2007; and (ii) that our Board of Directors, on October 11, 2007, had declared a dividend of $0.08 per share to shareholders of record as of November 1, 2007, payable on or about November 10, 2007. A copy of such release is filed herewith as an exhibit.

Item 6. Exhibits

Exhibit Number

2.1	Agreement and Plan of Merger dated as of September 26, 2007 by and among New Motion, Inc. NM Merger Sub, Inc. and the Company (1)

2.2	Form of Stockholder Agreement dated as of September 26, 2007 between the Company and certain stockholders of New Motion, Inc. (1)

3.1.1	Articles of Incorporation of the Company, as amended (2)

3.1.2	Amendment to the Articles of Incorporation of the Company (3)

3.2	By-Laws of the Company (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer *

32.2	Section 1350 Certification of Chief Financial Officer *

99.1	October 15, 2007 Press Release*

*  Filed herewith.

(1)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, dated September 27, 2007, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company's Registration Statement on Form S-1, dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAFFIX, INC.

Date: October 15, 2007	By:	/s/ Jeffrey L. Schwartz
Jeffrey L. Schwartz
Chairman and CEO Chairman and CEO (Principal Executive Officer)

Date: October 15, 2007	By:	/s/ Daniel Harvey
Daniel Harvey Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number

2.1	Agreement and Plan of Merger dated as of September 26, 2007 by and among New Motion, Inc. NM Merger Sub, Inc. and the Company (1)

2.2	Form of Stockholder Agreement dated as of September 26, 2007 between the Company and certain stockholders of New Motion, Inc. (1)

3.1.1	Articles of Incorporation of the Company, as amended (2)

3.1.2	Amendment to the Articles of Incorporation of the Company (3)

3.3	By-Laws of the Company (4)

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.3	Section 1350 Certification of Chief Executive Officer *

32.4	Section 1350 Certification of Chief Financial Officer *

99.1	October 15, 2007 Press Release*

*  Filed herewith.

(1)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, dated September 27, 2007, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company's Registration Statement on Form S-1, dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.