Form 10-Q/A
period 2007-08-31
TRAFFIX INC
filed 2007-11-01
CIK 1000297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

REASON FOR THE FILING

This amendment is being filed solely for the purpose of correcting the amount of “cash dividends declared per common share” for the Nine Months Ended August 31, 2006 and 2007 as it appears on the last line of the Consolidated Statements of Income. Due to scrivener’s error, the original filing erroneously listed said dividends as $0.16 per share when it should have been listed as $0.24 per share. Aside from this correction, no other changes have been made and, the date of this filing notwithstanding, this amendment still speaks as of the dates described in the original filing and no attempt has been made to update this filing for any events subsequent to the initial filing.

FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q/A includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, words like “intend”, “anticipate”, “believe”, “estimate”, “plan”, or “expect”, as they relate to us, are intended to identify forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us as of the date of this Quarterly Report, but no assurances can be given that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements and information relating to the Company that are based on the current beliefs and expectations of Management, as well as assumptions made by and information currently available to us. When used in this Management's Discussion and Analysis, and elsewhere in this Form 10-Q/A, the words “anticipate", “believe", “estimate", and “expect" similar expressions, as they relate to our Company are intended to identify forward-looking statements. Such statements reflect the current views of our Company's management, with respect to future events and are subject to certain risks, uncertainties and assumptions, which could cause the actual results to differ materially from those reflected in the forward-looking statements.

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

Item 1A. Risk Factors

From time to time, including in this Quarterly Report on Form 10-Q/A, we publish forward-looking statements, as disclosed in our Disclosure Regarding Forward-Looking Statements, beginning immediately following the Table of Contents of this Quarterly Report. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed or anticipated in our forward-looking statements. The factors listed below are illustrative of the risks and uncertainties that may arise and that may be detailed from time to time in our public announcements and our filings with the Securities and Exchange Commission, such as on Forms 8-K, 10-Q and 10-K. We undertake no obligation to make any revisions to the forward-looking statements contained in this Quarterly Report on Form 10-Q/A to reflect events or circumstances occurring after the date of the filing of this report.

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

Item 6. Exhibits

Exhibit Number

2.1	Agreement and Plan of Merger dated as of September 26, 2007 by and among New Motion, Inc. NM Merger Sub, Inc. and the Company (1)

2.2	Form of Stockholder Agreement dated as of September 26, 2007 between the Company and certain stockholders of New Motion, Inc. (1)

3.1.1	Articles of Incorporation of the Company, as amended (2)

3.1.2	Amendment to the Articles of Incorporation of the Company (3)

3.2	By-Laws of the Company (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer *

32.2	Section 1350 Certification of Chief Financial Officer *

99.1	October 15, 2007 Press Release (5)

*  Filed herewith.

(1)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, dated September 27, 2007, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company's Registration Statement on Form S-1, dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAFFIX, INC.

Date: November 1, 2007	By:	/s/ Jeffrey L. Schwartz
Jeffrey L. Schwartz
Chairman and CEO Chairman and CEO (Principal Executive Officer)

Date: November 1, 2007	By:	/s/ Daniel Harvey
Daniel Harvey Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number

2.1	Agreement and Plan of Merger dated as of September 26, 2007 by and among New Motion, Inc. NM Merger Sub, Inc. and the Company (1)

2.2	Form of Stockholder Agreement dated as of September 26, 2007 between the Company and certain stockholders of New Motion, Inc. (1)

3.1.1	Articles of Incorporation of the Company, as amended (2)

3.1.2	Amendment to the Articles of Incorporation of the Company (3)

3.3	By-Laws of the Company (4)

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.3	Section 1350 Certification of Chief Executive Officer *

32.4	Section 1350 Certification of Chief Financial Officer *

99.1	October 15, 2007 Press Release (5)

*  Filed herewith.

(1)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, dated September 27, 2007, and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company's Registration Statement on Form 8-A, dated October 23, 1995, and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1998, and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company's Registration Statement on Form S-1, dated September 6, 1995 (File No. 33-96632), and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2007, and incorporated herein by reference.